Form 10-Q
period 1995-04-30
SBE INC
filed 1995-06-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] Quarterly report pursuant to section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 1995

        [  ]   Transition report pursuant to section 13 or 15(d) of the
                         Securities and Exchange Act of 1934

              For the transition period from _______ to ________


                         Commission file number 0-8419

                                   SBE, INC.
             _____________________________________________________
            (Exact name of registrant as specified in its charter)

             California                 94-1517641

       (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)        Identification No.)


             4550 Norris Canyon Road, San Ramon, California 94583

             (Address of principal executive offices and zip code)

                                (510) 355-2000

             (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X   No

The number of shares of Registrant's Common Stock outstanding as of June 9, 1995 was 2,061,295.

                                   SBE, INC.

                       INDEX TO APRIL 30, 1995 FORM 10-Q



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     April 30, 1995, and October 31, 1994                       3

  Condensed Consolidated Statements of Operations for the
     three and six months ended April 30, 1995, and 1994        4

  Condensed Consolidated Statements of Cash Flows for the
     six months ended April 30, 1995, and 1994                  5

  Notes to Condensed Consolidated Financial Statements          6


  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    8


PART II   Other Information

  Items 1, 2, 3, 4, 5, and 6                                   11


SIGNATURES                                                     12

Part I.  Financial Information
  Item 1.  Financial Statements
                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     April 30, 1995,  and October 31, 1994
                                (In thousands)

                                        April 30,     October 31,
                                          1995           1994
                                        (Unaudited)
                ASSETS
Current assets:
 Cash and cash equivalents              $  (105)      $  2,566
 Short-term investments                   4,302            ---
 Trade accounts receivable, net           3,360          3,444
 Inventories                              2,474          2,048
 Other                                    1,336            709
                                        -------        -------
     Total current assets                11,367          8,767
                                        -------        -------

Property, plant and equipment, net        3,573          2,782
Investments                                 ---          5,454
Capitalized software costs, net           1,229            230
Other                                       382            372
                                        -------        -------
     Total assets                       $16,551        $17,605


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                 $   664        $   802
 Other accrued expenses                     619            529
                                        -------        -------
     Total current liabilities            1,283          1,331
                                        -------        -------
Noncurrent liabilities                      439            410
                                        -------        -------
     Total liabilities                    1,722          1,741
                                        -------        -------
Shareholder's equity:
 Common stock                             7,469          7,393
 Unrealized loss on investments            (277)          (525)
 Retained earnings                        7,637          8,996
                                        -------        -------
     Total shareholders' equity          14,829         15,864
                                        -------        -------
     Total liabilities and
      shareholders' equity              $16,551        $17,605

                            See accompanying notes

                                  SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and six months ended April 30, 1995, and 1994
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                  Three months ended Six months ended
                                       April 30,        April 30,
                                     1995     1994     1995    1994
Net sales                            $ 4,768  $ 5,627  $ 9,883  $10,694

Cost of sales                          2,350    2,405    4,554    4,688
                                     -------  -------  -------  -------
   Gross profit                        2,418    3,222    5,329    6,006

Product research and development       1,693    1,168    3,278    2,177

Sales and marketing                    1,229      577    1,996    1,230

General and administrative             1,029      809    2,055    1,617
                                     -------  -------  -------  -------
   Operating (loss) income            (1,533)     668   (2,000)     982

Interest income                           17       98      138      207
                                     -------  -------  -------  -------
   (Loss) income before income taxes  (1,516)     766   (1,862)   1,189

(Benefit) provision for income taxes    (407)     222     (503)     357
                                     -------  -------  -------  -------
   Net (loss) income                 $(1,109) $   544  $(1,359) $   832

Net (loss) income per common share   $ (0.54) $  0.26  $ (0.66) $  0.40

Weighted average common shares         2,047    2,111    2,044    2,099









                            See accompanying notes

                                  SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended April 30, 1995,  and 1994
                                (In thousands)
                                                      1995          1994
                                                         (Unaudited)
Cash flows from operating activities:
  Net (loss) income                                   $ (1,359)     $   832
Adjustments to reconcile net (loss) income to net
     cash (used) provided by operating activities:
  Depreciation and amortization                            581          594
  Changes in assets and liabilities:
     Decrease in trade accounts receivable                  84          928
     (Increase) in inventories                            (426)        (215)
     (Increase) in other assets                           (637)        (155)
     (Decrease) increase in trade accounts payable        (138)         139
     Increase (decrease) in other liabilities              119         (367)
                                                      --------      -------
       Net cash (used) provided by operating activities (1,776)       1,756

Cash flows from investing activities:
  Purchases of property and equipment                   (1,372)        (183)
  Capitalized software                                    (999)         (10)
  Investments, net                                       5,702         (703)
  Short-term investments                                (4,302)         ---
                                                       -------      -------
       Net cash provided (used) by investing activities   (971)        (896)

Cash flows from financing activities:
  Principal payments on capital lease obligations          ---          (26)
  Proceeds from stock plans                                 76           69
                                                       -------      -------
       Net cash provided by financing activities            76           43
                                                       -------      -------
       Net (decrease) increase in cash and
        cash equivalents                                (2,671)         903

Cash and cash equivalents at the beginning of period     2,566        2,224
                                                       -------      -------
Cash and cash equivalents at the end of period         $  (105)     $ 3,127



                            See accompanying notes

                                   SBE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter and six months ended April 30, 1995 are not necessarily indicative of expected results for the full 1995 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1994 Annual Report to Shareholders.


2.   Inventories:

Inventories  comprise the following (in thousands):

                                                  April 30, October 31,
                                                    1995       1994

                              Finished goods        $  780    $  559
                              Subassemblies            246       217
                              Parts and materials    1,448     1,272
                                                    ------    ------
                                                    $2,474    $2,048


3.   Net (Loss) Income Per Common Share:

Net (loss) income per common share was computed by dividing net (loss) income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options.


4.   Bank Facility:

Subsequent to April 30, 1995, the Company obtained a loan commitment for a $4,000,000 revolving line of credit for working capital purposes. Borrowings under the line of credit bear interest at the bank's prime rate plus one half of one percent and are secured by accounts receivable and other assets. Borrowings are limited to 75% of adjusted accounts receivable balances. The credit line, which expires on April 30, 1996, requires the Company to meet certain financial covenants and maintain a tangible net worth of $10,800,000 on a quarterly basis. As of June 9, 1995, there were no borrowings outstanding under the line of credit.

5.   Short-Term Investments:

In the quarter ended April 30, 1995, the Company reclassified its investments, previously included in noncurrent assets, to short-term investments, reflecting the intent of management to utilize these assets to support operations over the next year. The Company classifies these investments as "available for sale" and records them at fair market value with any unrealized losses or gains reflected as a separate component of shareholders' equity. The aggregate cost of the investments on April 30, 1995, was $4,579,000 and the fair market value was $4,302,000. The unrealized holding loss on these investments was reduced by $248,000 in the six months ended April 30, 1995. Realized gains and losses are included in interest income.


6.   Reclassifications:

Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation.

                                   SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Second Quarter 1995 Compared to Second Quarter 1994

The Company's sales are dependent upon a customer base that is highly concentrated, and consequently the timing of significant orders from major customers causes the Company's operating results to fluctuate. The Company expects to expand and diversify its customer base during fiscal 1995 through the expansion of its existing sales channels and the distribution of new remote internetworking products. The Company cannot determine whether it will be successful in the expansion of its sales channels or with the introduction of new products.

Net  sales  for the second quarter of fiscal 1995 were $4.8 million, down  from net sales of $5.6 million for the second quarter of the prior year. This decline is primarily due to the decrease in sales to Cisco Systems, Inc., which declined by $1.4 million in the second quarter of fiscal 1995 from the second quarter of fiscal 1994. The decrease of sales to Cisco was partially offset by increases in sales of the Company's VME communications products. Sales of VME products increased 54 percent in the second quarter of 1995 compared to the same period of 1994. This increase was principally due to higher sales of the Company's high-speed, serial communications controller product to America Online.

Net sales for the six months ended April 30, 1995 were $9.9 million, down from $10.7 million for the same period of 1994. The decrease in sales was primarily due to a $3.1 million decline in sales to Cisco, partially offset by increased VME product sales.

Sales to America Online and one other customer accounted for 27 and 16 percent of net sales, respectively, for the quarter ended April 30, 1995. This compares to three customers accounting for an aggregate of 46 percent of net sales for the quarter ended April 30, 1994. For the six months ended April 30, 1995, America Online and one other customer accounted for 27 and 15 percent of net sales, respectively. For the same period of 1994 Cisco and one other customer accounted for 28 and 10 percent of net sales, respectively.

The Company's gross profit as a percent of net sales decreased from 57 percent in the second quarter of fiscal year 1994 to 51 percent in the second quarter of fiscal year 1995. This decrease was due to excess manufacturing capacity and to additional expenses for manufacturing infrastructure to support the new remote internetworking products. Gross profit for the first six months of 1995 declined to 54 percent from 56 percent for the period ending in 1994 as a result of changes in product mix and additional expenses to support the launch of the new remote internetworking products.

Product research and development (R&D) expenses as a percent of sales increased to 36 percent for the second quarter of 1995 compared to 21 percent for the same period of 1994. The increase was due to expenditures to support the development of the new remote internetworking product line. R&D costs of $496,000 related to software development were capitalized in the second quarter of fiscal 1995; no similar costs were capitalized for the same period of 1994. The Company anticipates that R&D expenses for the remainder of fiscal 1995 will continue to be significantly higher than the expenses during fiscal 1994.

Engineering costs relating to new product designs and product revisions are charged to product research and development expense when incurred. Contractual reimbursements under joint development contracts are accounted for as a reduction of product research and development expense. For the three and six months ended April 30, 1995, the Company received $137,000 and $189,000, respectively, in contractual reimbursements compared to $76,000 and $146,000 for the same periods of 1994.

Sales and marketing expenses for the three and six months ending April 30, 1995 increased by 113 percent and 62 percent, respectively, from the same periods of 1994, primarily due to increased expenditures associated with the Company's plans to release the new line of remote internetworking products. The Company expects that sales and marketing expenses will continue to be above fiscal 1994 expenses for the remainder of fiscal 1995 as the Company develops and expands its marketing channels for the new remote internetworking products.

General and administrative costs for the three and six months ended April 30, 1995 increased by 27 percent from the same periods of 1994. This increase is due to the Company incurring additional costs to recruit new staff and to install new systems and structure to support the new internetworking product line.

The Company's effective tax benefit was 27 percent in the second quarter of 1995 compared to a provision of 29 percent for the second quarter of 1994. The tax benefit for the second quarter of fiscal 1995 will be realized through the utilization of a net operating loss carryback to prior years. The tax benefit rate approximates the effective tax rate the Company anticipates for the full fiscal year ending October 31, 1995.

The Company lost $1.1 million for the three months ending April 30, 1995 compared to a profit of $544,000 for the same period of fiscal 1994. This loss is due to lower sales and higher expenses for product research and development, sales and marketing, and general and administrative costs associated with the development and introduction of the new remote internetworking product line. The net loss for the six months ended April 30, 1995 was $1.4 million compared to net income of $832,000 for the same period of 1994. The six month decline is principally due to the same reasons as the quarterly decline discussed above. In the short term the Company expects that the increased expense levels for the new products will adversely affect profitability until new product sales begin to generate sufficient revenue. Accordingly, there can be no assurance the Company will be able to generate sufficient sales to achieve profitability.

Liquidity and Capital Resources

As of April 30, 1995, the Company had a cash and cash equivalents deficit of $105,000 compared to cash and cash equivalents of $2.6 million as of October 31, 1994. For the six months ending April 30, 1995 the Company used $1.8 million of cash flows in operations compared to providing $1.8 million for the same period in 1994. This decrease in cash from operations was primarily due to a net loss for the period, increased inventories, and income taxes receivable. The Company had net working capital on April 30, 1995 of $10.1 million compared to net working capital of $7.4 million on October 31, 1994. This increase in working capital was due principally to the reclassification of investments from long-term to short-term investments.

During the six months ending April 30, 1995, the Company capitalized $999,000 in software development costs for its new remote internetworking product line. Additionally, the Company purchased $1,372,000 of new equipment in the first six months of fiscal 1995 compared to $183,000 for the first six months of fiscal 1994. The Company financed these additions using existing cash balances, investments, and credit facilities.

On May 22, 1995, the Company received a commitment for a $4.0 million revolving line of credit for working capital purposes that expires on April 30, 1996. Borrowings under the credit line bear interest at the bank's prime rate plus one half of one percent and are secured by accounts receivable and other assets. Borrowings are limited to seventy-five percent of adjusted accounts receivable balances and require the Company to maintain certain financial covenants. As of June 9, 1995 the Company did not have any balances outstanding under its revolving line of credit.

Based upon the current operating plan, the Company anticipates that internally generated funds, cash and cash equivalents, capital leases, and credit facilities should be adequate to satisfy its liquidity, business development, and capital resource needs through fiscal 1995.

                                   SBE, INC.

Part II   Other Information


Items 1, 2, 3, and 5

The above items have been omitted as inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders of the company was held on Tuesday, March 21, 1995, at 5:00 p.m. at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

       The shareholders approved the following three items:

       (i)  Elected the following Directors to the Board:

                                For     Withheld
       Raimon L. Conlisk    1,856,756   32,130
       William R. Gage      1,857,856   31,030
       George E. Grega      1,856,956   31,930
       Harold T. Hahn       1,856,126   32,760
       William B. Heye, Jr. 1,857,836   31,050
       Edward H. Laird      1,856,956   31,930

       (ii) Approved the Company's 1987 Supplemental Stock Option Plan, as amended and restated, to, among other matters, increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 300,000 shares. (For - 1,092,144; Against - 249,135; Abstain -
       15,053; Broker Non Votes - 539,254)

       (iii) Ratified Coopers & Lybrand as independent certified public accountants for the fiscal year ending October 31, 1995. (For - 1,872,329; Against - 11,306; Abstain - 5,251)

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

     (a) Exhibit - Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1995.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of June 9, 1995.


                                   SBE, Inc.
                                   Registrant





                                   /S/ Timothy J. Repp
                                   Timothy J. Repp
                                   Chief  Financial Officer, Vice President  of
                                   Finance  (Principal Financial and Accounting
                                   Officer)