Form 10-Q
period 1995-07-31
SBE INC
filed 1995-09-08
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] Quarterly report pursuant to section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 1995

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

                       Yes   X   No

The number of shares of Registrant's Common Stock outstanding as of September 6, 1995 was 2,074,255.

                                   SBE, INC.

                       INDEX TO JULY 31, 1995 FORM 10-Q



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     July 31, 1995, and October 31, 1994                                   3

  Condensed Consolidated Statements of Operations for the
     three and nine months ended July 31, 1995, and 1994                   4

  Condensed Consolidated Statements of Cash Flows for the
     nine months ended July 31, 1995, and 1994                             5

  Notes to Condensed Consolidated Financial Statements                     6


  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8


PART II   Other Information

  Items 1, 2, 3, 4, 5, and 6                                              11


SIGNATURES                                                                12

Part I.  Financial Information
  Item 1.  Financial Statements
                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 1995, and October 31, 1994
                                (In thousands)
                                                 July 31,   October 31,
                                                   1995        1994
                                                     (Unaudited)
                ASSETS
Current assets:
 Cash and cash equivalents                       $    912    $  2,566
 Short-term investments                             1,970         ---
 Trade accounts receivable, net                     2,861       3,444
 Inventories                                        2,665       2,048
 Income tax receivable                              1,298         ---
 Other                                                554         709
     Total current assets                          10,260       8,767

Property, plant and equipment, net                  3,620       2,782
Investments                                           ---       5,454
Capitalized software costs, net                     1,698         230
Other                                                 372         372
     Total assets                                $ 15,950    $ 17,605


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                          $  1,008    $    802
 Other accrued expenses                               635         529
     Total current liabilities                      1,643       1,331

Noncurrent liabilities                                482         410
     Total liabilities                              2,125       1,741

Shareholder's equity:
 Common stock                                       7,555       7,393
 Unrealized loss on investments                      (122)       (525)
 Retained earnings                                  6,392       8,996
     Total shareholders' equity                    13,825      15,864
     Total liabilities and shareholders' equity  $ 15,950    $ 17,605

                            See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and nine months ended July 31, 1995, and 1994
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                     Three months ended     Nine months ended
                                          July 31,              July 31,
                                       1995       1994       1995       1994
Net sales                            $  4,584   $  6,086   $ 14,467   $ 16,781

Cost of sales                           2,410      2,618      6,964      7,307

   Gross profit                         2,174      3,468      7,503      9,474

Product research and development        1,712      1,381      4,990      3,560

Sales and marketing                     1,476        674      3,472      1,903

General and administrative                901        928      2,956      2,545

   Operating (loss) income             (1,915)       485     (3,915)     1,466

Nonoperating (expense) income, net        (53)       102         85        310

   (Loss) income before income taxes   (1,968)       587     (3,830)     1,776

(Benefit) provision for income taxes     (723)       176     (1,226)       533

   Net (loss) income                 $ (1,245)  $    411   $ (2,604)  $  1,243

Net (loss) income per common share   $  (0.60)  $   0.20   $  (1.27)  $   0.59

Weighted average common shares          2,058      2,107      2,049      2,103









                            See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended July 31, 1995, and 1994
                                (In thousands)
                                                               1995     1994
                                                           (Unaudited)
Cash flows from operating activities:
  Net (loss) income                                         $ (2,604) $ 1,243
  Adjustments to reconcile net (loss) income to net
     cash (used) provided by operating activities:
    Depreciation and amortization                                936      864
    Changes in assets and liabilities:
       Decrease in trade accounts receivable                     583      976
       (Increase) in inventories                                (617)    (232)
       (Increase) in income tax receivable                    (1,298)     ---
       Decrease (increase) in other assets                       155      (97)
       Increase in trade accounts payable                        206      269
       Increase (decrease) in other liabilities                  178     (384)
         Net cash (used) provided by operating activities     (2,461)   2,638

Cash flows from investing activities:
  Purchases of property and equipment                         (1,744)    (464)
  Capitalized software                                        (1,499)     (60)
  Investments, net                                             3,888     (782)
         Net cash provided (used) by investing activities        645   (1,306)

Cash flows from financing activities:
  Principal payments on capital lease obligations                ---      (27)
  Proceeds from stock plans                                      162      161
         Net cash provided by financing activities               162      134

         Net (decrease) increase in cash and cash equivalents (1,654)   1,466

Cash and cash equivalents at the beginning of period           2,566    2,224
Cash and cash equivalents at the end of period               $   912  $ 3,690



                            See accompanying notes

                                   SBE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter and nine months ended July 31, 1995, are not necessarily indicative of expected results for the full 1995 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1994 Annual Report to Shareholders.


2.   Inventories:

Inventories comprise the following (in thousands):

                                                    July 31,  October 31,
                                                      1995       1994

                              Finished goods        $   730     $   559
                              Subassemblies             170         217
                              Parts and materials     1,765       1,272
                                                    $ 2,665     $ 2,048


3.   Net (Loss) Income Per Common Share:

Net (loss) income per common share was computed by dividing net (loss) income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options.


4.   Bank Facility:

On May 22, 1995, the Company entered into a loan agreement for a $4,000,000 revolving line of credit for working capital purposes. Borrowings under the line of credit bear interest at the bank's prime rate plus one half of one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75% of adjusted accounts receivable balances. The credit line, which expires on April 30, 1996, requires the Company to meet certain financial covenants and maintain a tangible net worth of $10,800,000 on a quarterly basis. As of July 31, 1995, there were no borrowings outstanding under the line of credit.

5.   Short-Term Investments:

In the quarter ended April 30, 1995, the Company reclassified its investments, previously included in noncurrent assets, to short-term investments, reflecting the intent of management to utilize these assets to support operations over the next year. The Company classifies these investments as "available for sale" and records them at fair market value with any unrealized losses or gains reflected as a separate component of shareholders' equity. The aggregate cost of the investments on July 31, 1995, was $2,092,000 and the fair market value was $1,970,000. The unrealized holding loss on these investments was reduced by $404,000 in the nine months ended July 31, 1995. Gross proceeds from sales of investments during the first nine months of 1995 were $3,923,000, with realized losses of $187,000 on these sales. Realized gains and losses are included as a component of nonoperating income.


6.   Commitments:

The Company leases all its buildings under noncancelable operating leases which expire at various dates through the year 2006. During the third quarter of 1995, the Company signed a six-year, $3,567,000 million extension of the lease for its headquarters building. It also entered into manufacturing equipment lease agreements with payments totaling $866,000 over the next five years. Future minimum lease payments under all operating leases with initial or remaining noncancelable lease terms in excess of one year at July 31, 1995, are as follows:

          Three months ending October 31, 1995        $     52,000
          Year ending October 31:
            1996                                           852,000
            1997                                           776,000
            1998                                           762,000
            1999                                           752,000
            2000                                           726,000
            Thereafter                                   3,460,000
               Total minimum lease payments           $  7,380,000

Under the terms of one building lease, rent includes the lessors' operating costs. This building lease also includes two five-year renewal options at market rates as defined by the lease.


7.   Reclassifications:

Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation.

                                   SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three and Nine Months 1995 Compared to Three and Nine Months 1994

The Company's sales are dependent upon a customer base that is highly concentrated, and consequently the timing of significant orders from major customers causes the Company's operating results to fluctuate. The Company began shipping its netXpand remote internetworking products in the quarter ending July 31, 1995. The Company expects the netXpand products over the next year to reduce the concentration of its customer base and provide sales growth. There are numerous risks associated with the sale of netXpand product and therefore the Company cannot determine whether it will be successful in the distribution of this new product.

Net sales for the third quarter of fiscal 1995 were $4.6 million, down from net sales of $6.1 million for the third quarter of the prior year. This decline is primarily due to a decrease in sales to two customers, Cisco Systems, Inc. and a military contractor, which declined by $1.0 million each in the third quarter of fiscal 1995 from the third quarter of fiscal 1994. These decreases were partially offset by increases in sales of the Company's VME communications
products.   Sales of VME products increased 19 percent in the third quarter of
1995 compared to the same period of 1994. This increase was principally due to higher sales of the Company's high-speed, serial communications controller product to Siemens AG.

Net sales for the nine months ended July 31, 1995, were $14.5 million, down from $16.8 million for the same period of 1994. The decrease in sales was primarily due to a $4.1 million decline in sales to Cisco, partially offset by increased VME product sales.

Sales to Siemens AG accounted for 19 percent of net sales for the quarter ended July 31, 1995. This compares to three customers accounting for an aggregate of 48 percent of net sales for the quarter ended July 31, 1994. For the nine months ended July 31, 1995, America Online and one other customer accounted for 19 and 13 percent of net sales, respectively. For the same period of 1994 Cisco and one other customer accounted for 24 and 12 percent of net sales, respectively.

The Company's gross profit as a percent of net sales for the three and nine months ended July 31 decreased from 57 and 56 percent, respectively, in fiscal year 1994 to 47 and 52 percent in fiscal year 1995. These decreases were due to changes in product mix, excess manufacturing capacity, and additional expenses to support the manufacturing of the new remote internetworking products.

Product research and development (R&D) expenses as a percent of sales increased to 37 percent for the third quarter of 1995 compared to 23 percent for the same period of 1994. The increase was due to expenditures to support the development of the new remote internetworking product line. R&D costs of $500,000 related to software development were capitalized in the third quarter of fiscal 1995; $50,000 of costs were capitalized for the same period of 1994. The Company anticipates that fiscal 1995 R&D expenses will continue at the same levels for the remainder of the year.

Engineering costs relating to new product designs and product revisions are charged to product research and development expense when incurred. Contractual reimbursements under joint development contracts are accounted for as a reduction of product research and development expense. For the three and nine months ended July 31, 1995, the Company received $33,000 and $221,000, respectively, in contractual reimbursements compared to $136,000 and $156,000 for the same periods of 1994.

Sales and marketing expenses for the three and nine months ending July 31, 1995, increased by 119 percent and 82 percent, respectively, from the same periods of 1994, primarily due to increased expenditures associated with the Company's launch of the new line of remote internetworking products. The Company expects that sales and marketing expenses will continue to be above fiscal 1994 expenses for the remainder of fiscal 1995 as the Company develops and expands its marketing channels for the new remote internetworking products.

General and administrative costs for the three months ended July 31, 1995, remained flat when compared to the same period of 1994, while for the nine months ended July 31, 1995, they increased by 16 percent from 1994 levels. The increase for the nine months is due to the Company incurring additional costs to recruit new staff and to install new systems and structure to support the new internetworking product line.

The Company's effective tax benefit was 37 percent in the third quarter of 1995 compared to a provision of 30 percent for the third quarter of 1994. For the nine months ended July 31, the tax benefit was 32 percent in 1995 compared to a provision of 30 percent in 1994. The tax benefit for the nine months of fiscal 1995 will be realized through the carryback of the current net operating loss. The tax benefit rate for the nine months approximates the effective tax rate the Company anticipates for the full fiscal year ending October 31, 1995.

The Company lost $1.2 million for the three months ending July 31, 1995, compared to a profit of $411,000 for the same period of fiscal 1994. This loss is due to lower sales and to higher expenses for product research and development and sales and marketing costs associated with the development and introduction of the new remote internetworking product line. The net loss for the nine months ended July 31, 1995, was $2.6 million compared to net income of $1.2 million for the same period of 1994. The nine month decline is principally due to the same reasons as the quarterly decline discussed above. In the short term the Company expects that the increased expense levels for the new products will adversely affect profitability until new product sales begin to generate sufficient revenue. Accordingly, there can be no assurance the Company will be able to generate sufficient sales to achieve profitability.

Liquidity and Capital Resources

As of July 31, 1995, the Company had cash and cash equivalents of $912,000 compared to $2.6 million as of October 31, 1994. For the nine months ending July 31, 1995, the Company used $2.5 million of cash flows in operations compared to providing $2.6 million for the same period in 1994. This decrease in cash from operations was primarily due to a net loss for the period, increased inventories, and income taxes receivable. The Company had net working capital on July 31, 1995, of $8.6 million compared to net working capital of $7.4 million on October 31, 1994. This increase in working capital was due principally to the reclassification of investments from long-term to short-term investments.

During the nine months ending July 31, 1995, the Company capitalized $1,499,000 in software development costs for its new remote internetworking product line compared to $60,000 for the same period last year. The Company purchased $1,744,000 of new equipment in the first nine months of fiscal 1995 compared to $464,000 for the first nine months of fiscal 1994. The Company financed these additions using existing cash balances, investments, and credit facilities. Additionally, the company entered into equipment operating leases with payments totaling $866,000 over the next five years.

On May 22, 1995, the Company signed a loan agreement for a $4.0 million revolving line of credit for working capital purposes that expires on April 30, 1996. Borrowings under the credit line bear interest at the bank's prime rate plus one half of one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to seventy-five percent of adjusted accounts receivable balances and require the Company to maintain certain financial covenants. As of July 31, 1995, the Company had no balances outstanding under its revolving line of credit.

Based upon the current operating plan, the Company anticipates that internally generated funds, cash and cash equivalents, short-term investments, leases, and credit facilities should be adequate to satisfy its liquidity, business development, and capital resource needs through fiscal 1995.

                                   SBE, INC.

Part II   Other Information


Items 1, 2, 3, 4, and 5

The above items have been omitted as inapplicable.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

     (a) Exhibits - EX-27 - Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended July 31, 1995.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of September 8, 1995.


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