Form 10-Q/A
period 1995-04-30
SBE INC
filed 1996-01-26
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                  FORM 10-Q/A

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

                                   SBE, INC.

                      INDEX TO APRIL 30, 1995 FORM 10-Q/A



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     April 30, 1995 and October 31, 1994                     3

  Condensed Consolidated Statements of Operations for the
     three and six months ended April 30, 1995 and 1994      4

  Condensed Consolidated Statements of Cash Flows for the
     six months ended April 30, 1995 and 1994                5

  Notes to Condensed Consolidated Financial Statements       6


  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 8


PART II   Other Information

  Item 6 Exhibits and Reports on Form 8-K                   11


SIGNATURES                                                  12

Part I.  Financial Information
  Item 1.  Financial Statements

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 30, 1995 and October 31, 1994
                                (In thousands)
                                                  April 30,     October 31,
                                                    1995           1994
                                                 (Unaudited)
                ASSETS
Current assets:
 Cash and cash equivalents                        $   (105)      $  2,566
 Short-term investments                              4,302            ---
 Trade accounts receivable, net                      3,360          3,444
 Inventories                                         2,474          2,048
 Other                                               1,513            709
                                                   -------        -------
     Total current assets                           11,544          8,767

Property, plant and equipment, net                   3,573          2,782
Investments                                            ---          5,454
Capitalized software costs, net                        579            230
Other                                                  382            372
                                                   -------        -------
     Total assets                                  $16,078        $17,605
                                                   =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                            $   664        $   802
    Other accrued expenses                             619            529
                                                   -------        -------
     Total current liabilities                       1,283          1,331

Noncurrent liabilities                                 439            410
                                                   -------        -------
     Total liabilities                               1,722          1,741
                                                   -------        -------
Shareholder's equity:
 Common stock                                        7,469          7,393
 Unrealized loss on investments                       (277)          (525)
 Retained earnings                                   7,164          8,996
                                                   -------        -------
     Total shareholders' equity                     14,356         15,864
                                                   -------        -------
     Total liabilities and shareholders' equity    $16,078        $17,605
                                                   =======        =======

                             See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and six months ended April 30, 1995 and 1994
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                      Three months ended Six months ended
                                            April 30,        April 30,
                                         1995     1994     1995     1994
Net sales                              $ 4,768  $ 5,627  $ 9,883  $10,694

Cost of sales                            2,350    2,405    4,554    4,688
                                       -------  -------  -------  -------
   Gross profit                          2,418    3,222    5,329    6,006

Product research and development         2,343    1,168    3,928    2,177

Sales and marketing                      1,229      577    1,996    1,230

General and administrative               1,029      809    2,055    1,617
                                       -------  -------  -------  -------
   Operating (loss) income              (2,183)     668   (2,650)     982

Interest income                             17       98      138      207
                                       -------  -------  -------  -------
   (Loss) income before income taxes    (2,166)     766   (2,512)   1,189

(Benefit) provision for income taxes      (583)     222     (680)     357
                                       -------  -------  -------  -------
   Net (loss) income                   $(1,583) $   544  $(1,832) $   832
                                       =======  =======  =======  =======
Net (loss) income per common share     $ (0.77) $  0.26  $ (0.90) $  0.40
                                       =======  =======  =======  =======
Weighted average common shares           2,047    2,111    2,044    2,099
                                       =======  =======  =======  =======

                            See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended April 30, 1995 and 1994
                                (In thousands)
                                                              1995     1994
                                                              (Unaudited)
Cash flows from operating activities:
  Net (loss) income                                        $(1,832) $   832
Adjustments to reconcile net (loss) income to net
     cash (used) provided by operating activities:
  Depreciation and amortization                                581      594
  Changes in assets and liabilities:
     Decrease in trade accounts receivable                      84      928
     (Increase) in inventories                                (426)    (215)
     (Increase) in other assets                               (814)    (155)
     (Decrease) increase in trade accounts payable            (138)     139
     Increase (decrease) in other liabilities                  119     (367)
                                                           -------  -------
       Net cash (used) provided by operating activities     (2,426)   1,756
                                                           -------  -------
Cash flows from investing activities:
  Purchases of property and equipment                       (1,372)    (183)
  Capitalized software                                        (349)     (10)
  Investments, net                                           5,702     (703)
  Short-term investments                                    (4,302)     ---
                                                           -------  -------
       Net cash provided (used) by investing activities       (321)    (896)
                                                           -------  -------
Cash flows from financing activities:
  Principal payments on capital lease obligations              ---      (26)
  Proceeds from stock plans                                     76       69
                                                           -------  -------
       Net cash provided by financing activities                76       43
                                                           -------  -------
       Net (decrease) increase in cash and cash equivalents (2,671)     903

Cash and cash equivalents at the beginning of period         2,566    2,224
                                                           -------  -------
Cash and cash equivalents at the end of period             $  (105) $ 3,127
                                                           =======  =======

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

7.   Restatement of Financial Statements:

The Company has restated its financial statements for the three and six months ended April 30, 1995 to reflect a $650,000 writedown of capitalized software costs. The writedown consisted of costs related to products for which marketing efforts were discontinued and of costs previously capitalized related to products under development which underwent design changes that impacted the determination of technological feasibility as defined by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed." Both of these events occurred in the three month period ended April 30, 1995, and, accordingly, should have been reflected in that period. The effect of this adjustment was to increase the second quarter and six-month net loss by $474,000.

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

Product research and development (R&D) expenses as a percent of sales increased to 49 percent for the second quarter of 1995 compared to 21 percent for the same period of 1994. The increase was due to expenditures to support the development of the new remote internetworking product line. No R&D costs related to software development were capitalized in the second quarter of fiscal 1995. No software development costs were capitalized for the second quarter of 1994. The Company anticipates that R&D expenses for the remainder of fiscal 1995 will continue to be significantly higher than the expenses during fiscal 1994.

In accordance with SFAS 86, the Company has amended its financial statements as of April 30, 1995 and for the three- and six-month periods then ended to record an additional $650,000 of product research and development expenses previously recorded as capitalized software costs.

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

The Company lost $1.6 million for the three months ending April 30, 1995 compared to a profit of $544,000 for the same period of fiscal 1994. This loss is due to lower sales and higher expenses for product research and development, sales and marketing, and general and administrative costs associated with the development and introduction of the new remote internetworking product line. The net loss for the six months ended April 30, 1995 was $1.8 million compared to net income of $832,000 for the same period of 1994. The six month decline is principally due to the same reasons as the quarterly decline discussed above. In the short term the Company expects that the increased expense levels for the new products will adversely affect profitability until new product sales begin to generate sufficient revenue. Accordingly, there can be no assurance the Company will be able to generate sufficient sales to achieve profitability.

Liquidity and Capital Resources

As of April 30, 1995, the Company had a cash and cash equivalents deficit of $105,000 compared to cash and cash equivalents of $2.6 million as of October 31, 1994. For the six months ending April 30, 1995 the Company used $2.4 million of cash flows in operations compared to providing $1.8 million for the same period in 1994. This decrease in cash from operations was primarily due to the net loss for the period, increased inventories, and income taxes receivable. The Company had net working capital on April 30, 1995 of $10.3 million compared to net working capital of $7.4 million on October 31, 1994. This increase in working capital was due principally to the reclassification of investments from long-term to short-term investments.

During the six months ending April 30, 1995, the Company capitalized $349,000 in software development costs for its new remote internetworking product line and recorded a $650,000 writedown of capitalized software costs during the quarter. Additionally, the Company purchased $1,372,000 of new equipment in the first six months of fiscal 1995 compared to $183,000 for the first six months of fiscal 1994. The Company financed these additions using existing cash balances, investments, and credit facilities.

On May 23, 1995, the Company received a commitment for a $4.0 million revolving line of credit for working capital purposes that expires on April 30, 1996. Borrowings under the credit line bear interest at the bank's prime rate plus one half of one percent and are secured by accounts receivable and other assets. Borrowings are limited to seventy-five percent of adjusted accounts receivable balances and require the Company to maintain certain financial covenants. As of June 9, 1995 the Company did not have any balances outstanding under its revolving line of credit.

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

  (a) Exhibits - EX-27 - Restated Financial Data Schedule

  (b) The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1995.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of January 26, 1996.


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