Form 10-Q/A
period 1995-07-31
SBE INC
filed 1996-01-26
CIK 87050

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

                                   SBE, INC.

                      INDEX TO JULY 31, 1995 FORM 10-Q/A



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     July 31, 1995 and October 31, 1994                      3

  Condensed Consolidated Statements of Operations for the
     three and nine months ended July 31, 1995 and 1994      4

  Condensed Consolidated Statements of Cash Flows for the
     nine months ended July 31, 1995 and 1994                5

  Notes to Condensed Consolidated Financial Statements       6


  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 9


PART II   Other Information

  Item 6 Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                  13

Part I.  Financial Information
  Item 1.  Financial Statements

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 1995 and October 31, 1994
                                (In thousands)
                                                   July 31,    October 31,
                                                     1995         1994
                                                  (Unaudited)
                ASSETS
Current assets:
 Cash and cash equivalents                         $    912     $  2,566
 Short-term investments                               1,970          ---
 Trade accounts receivable, net                       2,861        3,444
 Inventories                                          2,665        2,048
 Income tax receivable                                1,475          ---
 Other                                                  554          709
                                                   --------     --------
     Total current assets                            10,437        8,767

Property, plant and equipment, net                    3,620        2,782
Investments                                             ---        5,454
Capitalized software costs, net                       1,048          230
Other                                                   372          372
                                                   --------     --------
     Total assets                                  $ 15,477     $ 17,605
                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                            $  1,008     $    802
 Other accrued expenses                                 635          529
                                                   --------     --------
     Total current liabilities                        1,643        1,331

Noncurrent liabilities                                  482          410
                                                   --------     --------
     Total liabilities                                2,125        1,741
                                                   --------     --------
Shareholder's equity:
 Common stock                                         7,555        7,393
 Unrealized loss on investments                        (122)        (525)
 Retained earnings                                    5,919        8,996
                                                   --------     --------
     Total shareholders' equity                      13,352       15,864
                                                   --------     --------
     Total liabilities and shareholders' equity    $ 15,477     $ 17,605
                                                   ========     ========

                              See accompanying notes

                                 SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and nine months ended July 31, 1995 and 1994
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                      Three months ended    Nine months ended
                                            July 31,             July 31,
                                        1995       1994      1995       1994
Net sales                             $ 4,584    $ 6,086   $14,467    $16,781

Cost of sales                           2,410      2,618     6,964      7,307
                                      -------    -------   -------    -------
   Gross profit                         2,174      3,468     7,503      9,474

Product research and development        1,712      1,381     5,640      3,560

Sales and marketing                     1,476        674     3,472      1,903

General and administrative                901        928     2,956      2,545
                                      -------    -------   -------    -------
   Operating (loss) income             (1,915)       485    (4,565)     1,466

Nonoperating (expense) income, net        (53)       102        85        310
                                      -------    -------   -------    -------
   (Loss) income before income taxes   (1,968)       587    (4,480)     1,776

(Benefit) provision for income taxes     (723)       176    (1,403)       533
                                      -------    -------   -------    -------
   Net (loss) income                  $(1,245)   $   411   $(3,077)   $ 1,243
                                      =======    =======   =======    =======

Net (loss) income per common share    $ (0.60    $  0.20   $ (1.50)   $  0.59
                                      =======    =======   =======    =======

Weighted average common shares          2,058      2,107     2,049      2,103
                                      =======    =======   =======    =======

                            See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended July 31, 1995 and 1994
                                (In thousands)
                                                               1995     1994
                                                                (Unaudited)
Cash flows from operating activities:
  Net (loss) income                                          $(3,077) $ 1,243
  Adjustments to reconcile net (loss) income to net
     cash (used) provided by operating activities:
     Depreciation and amortization                               936      864
     Changes in assets and liabilities:
       Decrease in trade accounts receivable                     583      976
       (Increase) in inventories                                (617)    (232)
       (Increase) in income tax receivable                    (1,475)     ---
       Decrease (increase) in other assets                       155      (97)
       Increase in trade accounts payable                        206      269
       Increase (decrease) in other liabilities                  178     (384)
                                                             -------  -------
          Net cash (used) provided by operating activities    (3,111)   2,638
                                                             -------  -------
Cash flows from investing activities:
  Purchases of property and equipment                         (1,744)    (464)
  Capitalized software                                          (849)     (60)
  Investments, net                                             3,888     (782)
                                                             -------  -------
          Net cash provided (used) by investing activities     1,295   (1,306)
                                                             -------  -------
Cash flows from financing activities:
  Principal payments on capital lease obligations                ---      (27)
  Proceeds from stock plans                                      162      161
                                                             -------  -------
          Net cash provided by financing activities              162      134
                                                             -------  -------
       Net (decrease) increase in cash and cash equivalents   (1,654)   1,466

Cash and cash equivalents at the beginning of period           2,566    2,224
                                                             -------  -------
Cash and cash equivalents at the end of period               $   912  $ 3,690
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


2.   Inventories:

Inventories comprise the following (in thousands):

                                       July 31,  October 31,
                                         1995        1994

         Finished goods                $  730      $  559
         Subassemblies                    170         217
         Parts and materials            1,765       1,272
                                       ------      ------
                                       $2,665      $2,048
                                       ======      ======


3.   Net (Loss) Income Per Common Share:

Net (loss) income per common share was computed by dividing net (loss) income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options.


4.   Bank Facility:

On May 23, 1995, the Company entered into a loan agreement for a $4,000,000 revolving line of credit for working capital purposes. Borrowings under the line of credit bear interest at the bank's prime rate plus one half of one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75% of adjusted accounts receivable balances. The credit line, which expires on April 30, 1996, requires the Company to meet certain financial covenants and maintain a tangible net worth of $10,800,000 on a quarterly basis. As of July 31, 1995, there were no borrowings outstanding under the line of credit.

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

          Three months ending October 31, 1995        $     52,000
          Year ending October 31:
            1996                                           852,000
            1997                                           776,000
            1998                                           762,000
            1999                                           752,000
            2000                                           726,000
            Thereafter                                   3,460,000
                                                      ------------
               Total minimum lease payments           $  7,380,000
                                                      ============

Under  the  terms  of one building lease, rent includes the lessors'  operating
costs.   This  building lease also includes two five-year  renewal  options  at market rates as defined by the lease.


7.   Reclassifications:

Certain reclassifications have been made to the 1994 condensed consolidated financial statements to conform to the 1995 presentation.

8.   Restatement of Financial Statements:

The Company has restated its financial statements for the three and nine months ended July 31, 1995 to reflect a $650,000 writedown of capitalized software costs. The writedown consisted of costs related to products for which marketing efforts were discontinued and of costs previously capitalized related to products under development which underwent design changes that impacted the determination of technological feasibility as defined by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed." Both of these events occurred in the three month period ended April 30, 1995, and, accordingly, should have been reflected in that period. The effect of this adjustment was to increase the second quarter and nine-month net losses by $474,000.

                                   SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Three and Nine Months 1995 Compared to Three and Nine Months 1994

The Company's sales are dependent upon a customer base that is highly concentrated, and consequently the timing of significant orders from major customers causes the Company's operating results to fluctuate. The Company began shipping its netXpand remote internetworking products in the quarter ending July 31, 1995. The Company expects the netXpand products over the next year to reduce the concentration of its customer base and provide sales growth. There are numerous risks associated with the sale of netXpand product and therefore the Company cannot determine whether or not it will be successful in the distribution of this new product.

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

Product research and development (R&D) expenses as a percent of sales increased to 37 percent for the third quarter of 1995 compared to 23 percent for the same period of 1994. The increase was due to expenditures to support the development of the new remote internetworking product line. R&D costs of $500,000 related to software development were capitalized in the third quarter of fiscal 1995; $50,000 of costs were capitalized for the same period of 1994. The Company anticipates that fiscal 1995 R&D expenses will continue at approximately the same level for the remainder of the year.

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

Sales  and  marketing expenses for the three and nine months  ending  July  31,
1995, increased by 119 percent and 82 percent, respectively, from the same periods of 1994, primarily due to increased expenditures associated with the Company's launch of the new line of remote internetworking products. The Company expects that sales and marketing expenses will continue to be above fiscal 1994 expenses for the remainder of fiscal 1995 as the Company develops and expands its marketing channels for its netXpand remote internetworking products.

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

The Company lost $1.2 million for the three months ending July 31, 1995, compared to a profit of $411,000 for the same period of fiscal 1994. This loss is due to lower sales and to higher expenses for product research and development costs and sales and marketing costs associated with the development and introduction of the new remote internetworking product line. The net loss for the nine months ended July 31, 1995, was $3.1 million compared to net income of $1.2 million for the same period of 1994. The nine month decline is principally due to the same reasons as the quarterly decline discussed above. In the short term the Company expects that the increased expense levels for the new products will adversely affect profitability until new product sales begin to generate sufficient revenue. Accordingly, there can be no assurance the Company will be able to generate sufficient sales to achieve profitability.

Liquidity and Capital Resources

As of July 31, 1995, the Company had cash and cash equivalents of $912,000 compared to $2.6 million as of October 31, 1994. For the nine months ending July 31, 1995, the Company used $3.1 million of cash flows in operations compared to providing $2.6 million for the same period in 1994. This decrease in cash from operations was primarily due to a net loss for the period, increased inventories, and income taxes receivable. The Company had net working capital on July 31, 1995, of $8.8 million compared to net working capital of $7.4 million on October 31, 1994. This increase in working capital was due principally to the reclassification of investments from long-term to short-term investments.

During the nine months ending July 31, 1995, the Company capitalized $1,499,000 in software development costs for its new remote internetworking product line. Also, the Company recorded a $650,000 writedown of capitalized software costs. This compares to $60,000 in software development costs capitalized for the same period last year. The Company purchased $1,744,000 of new equipment in the first nine months of fiscal 1995 compared to $464,000 for the first nine months of fiscal 1994. The Company financed these additions using existing cash balances, investments, and credit facilities. Additionally, the company entered into equipment operating leases with payments totaling $866,000 over the next five years.

On May 23, 1995, the Company signed a loan agreement for a $4.0 million revolving line of credit for working capital purposes that expires on April 30, 1996. Borrowings under the credit line bear interest at the bank's prime rate plus one half of one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to seventy-five percent of adjusted accounts receivable balances and require the Company to maintain certain financial covenants. As of July 31, 1995, the Company had no balances outstanding under its revolving line of credit.

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