Form 10-K
period 1995-10-31
SBE INC
filed 1996-01-26
CIK 87050

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                 [Fee Required]

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995
                                       or
(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                                [No Fee Required]

                           Commission File No. 0-8419

                                    SBE, INC.
                                    ---------
             (Exact name of Registrant as specified in its charter)
          California                                        94-1517641
          ----------                                        ----------
     (State or other jurisdiction of              (IRS Employer Identification
     incorporation or organization)                         Number)

              4550 Norris Canyon Road, San Ramon, California 94583
              ----------------------------------------------------
              (Address of principal executive offices and Zip Code)
                                 (510) 355-2000
                                 --------------
              (Registrant's Telephone Number, including Area Code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price for the Registrant's Common Stock on December 29, 1995 as reported on the Nasdaq National Market, was approximately $17,830,100. Shares of Common Stock held by each executive officer, director and shareholder whose ownership exceeds five percent of Common Stock outstanding have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of December 29, 1995, was 2,087,576.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
(1) Proxy statement for Annual Meeting of Shareholders scheduled for April 16, 1996 -- Part III

Exhibit Index on page 23
Total Pages 63

                                    SBE, INC.

                                    FORM 10-K
                                    ---------

                                TABLE OF CONTENTS


PART I

   Item 1      Business                                                        3
   Item 2      Properties                                                     11
   Item 3      Legal Proceedings                                              11
   Item 4      Submission of Matters to a Vote of Security Holders            11

PART II

   Item 5      Market for The Registrant's Common Equity
                    and Related Shareholder Matters                           12
   Item 6      Selected Financial Data                                        12
   Item 7      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             13
   Item 8      Financial Statements and Supplementary Data                    18
   Item 9      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    18

PART III

   Item 10     Directors and Executive Officers of the Registrant             19
   Item 11     Executive Compensation                                         21
   Item 12     Security Ownership of Certain Beneficial Owners
                    and Management                                            21
   Item 13     Certain Relationships and Related Transactions                 21

PART IV

   Item 14     Exhibits, Financial Statements, Financial Statement
                    Schedule, and Reports on Form 8-K.                        22

SIGNATURES                                                                    25

SCHEDULE                                                                      42

EXHIBITS                                                                      43

                                     PART I


ITEM 1.   BUSINESS


SBE, Inc. develops, markets, sells and supports remote access internetworking products and high speed intelligent computer communications controllers that enable users to exchange data between computer systems. The Company's products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives, and value-added resellers.

Founded in 1961 as Linear Systems, Inc., the Company evolved from a high-quality supplier of radio communications equipment to a provider of comprehensive network communications solutions for original equipment manufacturers and end users. In September 1995, the Company began shipping a suite of new products known as netXpand to meet the growing need for remote access data communications products.

The Company markets, sells and supports a broad range of high-speed intelligent communications controller products sold primarily to original equipment manufacturers. These products support applications in a broad spectrum of industrial and commercial markets. Markets and application areas include data networking, process control, medical imaging, CAE/automated test equipment, military defense systems and telecommunications networks.

The initial products for the Company's new suite of netXpand remote access products are netXpand SoHo and Central; both of these products allow a remote PC or network to access an existing network as a fully functional network node, thereby enabling users to access network resources from their remote locations as if they were directly connected to the enterprise network. These products include server hardware and software, client software and network management software. SBE's remote access products allow for single user dial-in to local area networks (LANs) over analog or digital phone lines, individual dial-out from LANs to other locations and routed or bridged LAN to LAN dial-up or direct connections. These products support all major desktop computing platforms, including IBM-compatible PCs and UNIX workstations.

INDUSTRY BACKGROUND:

Significant changes in computer-based information systems have occurred over the last decade. Historically, information stored in computer databases could only be accessed by terminals or personal computers emulating terminals directly connected to a central or host computer. Remote users wishing to access information over the public switched telephone network used a modem to dial from their terminal or computer into another modem which was usually connected directly to the central or host computer.

Beginning in the late 1980s the following factors changed the nature of, and increased the demand for, remote network access.

     GROWTH OF THE INTERNET AND ON-LINE SERVICES. The number of users of the Internet and on-line services such as America Online, CompuServe and Prodigy has grown rapidly in recent years. It is estimated that the number of users linked to the Internet has grown from less than 2 million in 1992 to approximately 30 million today. This growth is due to increased use of electronic mail and the proliferation of databases and other information platforms such as the World Wide Web.

     DEVELOPMENT OF DISTRIBUTED, CLIENT /SERVER COMPUTING. With the development of LANs it became possible for information to be stored on a number of computers which were connected to each other and located within a building or campus. Simultaneously, the advent of new communications products such as hubs, bridges, and routers allowed multiple LANs to be integrated into distributed, enterprise-wide computer networks. To take advantage of these distributed computer networks, products utilizing client/server architecture, including relational databases, e-mail and file and printer sharing were introduced to collect, retrieve and distribute information. Distributed computing and client/server-based software are now being used on a corporate enterprise-wide and departmental basis to run critical processes and to provide the primary means for corporate communications.

     GROWTH IN MOBILE, REMOTE AND HOME OFFICES. Corporations, government agencies, universities and other organizations are increasingly looking to control costs while providing their employees with access to essential information and resources to perform their jobs efficiently and effectively from any location. The proliferation of notebooks and home computers is allowing a newly created remote workforce to work from home or on the road. To remain productive, these users must be able to access their cooperative distributed networks from remote locations.

     TECHNOLOGICAL ADVANCES. Advances in modem technology such as the V.34 communications standard and switched digital service technology, such as ISDN and Frame Relay are helping to increase the speed of network communication, which is a key user requirement for remote network access.

The above factors have created an enormous growth in the number of remote users seeking to access information on the corporate network or to connect to the Internet and on-line services through network access providers. As a result, the need for hardware and software products to support, expand and enhance remote network access has created a number of rapidly growing markets.

Early remote connectivity solutions have typically followed three principal computing oriented approaches: host-oriented terminal emulation; PC remote control software, and application-specific solutions.

Terminal emulation products allow remote workstations to simulate a local "dumb" terminal session with a mainframe. These products are better suited to a character-based centralized system and not the graphical client server systems that are predominant today.

Remote control software products allow a dial-in user to take control of a PC on the network and remotely view the networked PC's screen. Like terminal emulation, remote control software works best with character-based computing.
In addition, remote control solutions present both network security and management problems as the controlled PC typically has complete access to all the resources of the network and the network manager is typically unable to identify an unauthorized remote user.

Application-specific solutions overcome the limitations of terminal emulation by enabling users to access a single network application as a specialized remote client. Examples of this type of solution would include electronic mail programs that offer remote versions. However these application-specific products provide an incomplete remote access solution for users who require access to other resources or applications on the enterprise network.

Today's solutions use a communications-oriented approach where the network is extended to users through the combination of hardware and software that lets users expand their network using analog, digital or leased circuits. These solutions have typically used expensive router products to connect branch offices to networks using leased lines. But more recently introduced products allow users to establish lower-cost dial-up connections that provide multiprotocol, multiplatform routing and routing-related communications technologies and hardware that address performance and security requirements of remote network access. However, these products are typically designed to principally provide routing or remote access functions.

PRODUCTS

The Company manufactures data communications products designed to allow the connection of LANs to external Wide Area Networks (WANs). The Company began shipping a suite of new products known as netXpand to meet the growing demand for remote access data communications products in September 1995.

REMOTE ACCESS PRODUCTS. The initial products for the Company's family of netXpand remote access products are netXpand SoHo and Central. SoHo (Small office, Home office) is a remote access product which can serve either as an access server or a branch office router. Central is a larger version of SoHo with more WAN interfaces. The products have been designed to provide cost-effective internetworking capabilities to the broadest range of end-users, the users of UNIX and Novell networking products. Both products allow users to access remote networks resources as full network clients or as nodes. Applications appear the same to users as they do when directly connected to the enterprise network, except that the speed of computing through the remote access connection may be reduced as a result of the speed limitations of telephone connections.

The Company's remote access products support up to 10 wide area network interfaces at speeds up to T1/E1(1.5mbs). The products feature full routing for Novell IPX and TCP/IP (Transmission Control Protocol, Internet Protocol); other protocols are transparently bridged with filtering. The products use Windows-based configuration tools, are SNMP manageable, and support PAP, CHAP and direct callback security. The remote access products list from $899 to $2,499 with various software configurations available.

INTELLIGENT CONTROLLER PRODUCTS. Intelligent controller products are used to provide connectivity between a system, such as a mini-computer or bridge/router, and a local or wide area network. Communication controller products enable computers to exchange data in much the same way as the telephone system allows people to converse with one another. As computers become more pervasive in all areas of society, computer users are demanding greater productivity, efficiency, and lower costs in their computer systems, which has led to the sharing of databases, software applications, and computer peripheral equipment. Communications controllers have become a central component to connecting networks and computers to deliver information more efficiently.

The Company's communications products target all four major protocol communications technologies for each of the bus architectures: Fiber Distributed Data Interface (FDDI), Token Ring, Ethernet and high speed serial communications. The latter is a growing wide-area networking technology that enables computers to talk to one another using telephone lines. FDDI, Token Ring and Ethernet are local area networking technologies that offer a wide range of speed and reliability options.



The Company's strategy for its intelligent controller products is to expand its offerings to more segments of the market by adding software interfaces, improved performance and new technologies that will provide lower-cost solutions for high speed, high volume communications.

SINGLE-BOARD COMPUTER PRODUCTS. The Company supplies high performance single-board computers (SBC) for Multibus* and VMEbus architectures. An SBC manages and processes the data that passes between the boards within a computer system. The Company's SBC products provide a high-speed interface for linking to peripherals and intelligent I/O controllers that accommodate plug-on modules for many industrial applications.

CUSTOM PRODUCTS. The Company has developed several products specifically for single customer applications. These products typically have proprietary functions that meet specific application needs of the customer. Recently the Company has not sought new custom relationships unless the products have significant sales potential.

INTEGRATED CIRCUITS. The Company has designed a number of proprietary integrated circuits that are used on many SBE products. The Company has a small group of customers that purchase some of these proprietary chips for their applications. This line of business is not being actively pursued by the Company.

SOFTWARE PRODUCTS. The Company supplies software products that operate various communications protocols for certain communications controller products including X.25 for serial communications, SMT (Station Management) for FDDI, and TCP/IP for Ethernet applications. Real-time operating systems for Motorola's 68000 family are also

---------------------------
*Multibus is a Trademark of Intel Corporation supported. The Company's software products are principally bundled with the hardware platform based upon the customer's application requirement.

The following table shows sales by major product type as a percentage of total sales for fiscal 1995, 1994, and 1993.

                                         Year Ended October 31,
                                       (percent of annual sales)
                                        1995     1994     1993
                                     ----------------------------
     Communication Controllers           72%      62%      59%
     Single Board Computer                9        9       14
     netXpand Remote Access               3       --       --
     Integrated Circuits                  3       10        2
     Custom                               1       11       15
     Other                               12        8       10
                                     ----------------------------

                                        100%     100%     100%
                                     ----------------------------
                                     ----------------------------

DISTRIBUTION, SALES AND MARKETING

The Company markets its netXpand remote access products through multiple indirect distribution channels worldwide, including distributors, manufacturers' representatives, value-added resellers, and certain OEM partners. The Company had relationships with over 40 distributors and value-added resellers as of October 31, 1995. Approximately half of the Company's distributors and resellers operate outside the United States.

The Company actively supports its indirect channel marketing partners with its own sales and marketing organization. SBE's sales staff solicits prospective customers, provides technical advice with respect to SBE products and works closely with marketing partners to train and educate their staffs on how to sell, install and support the netXpand product line.

The Company has focused its sales and marketing efforts principally in the United States and Asia, including Japan. International sales for the netXpand product line represented 92 percent of total netXpand sales in fiscal 1995. The Company expects that, in the future, domestic sales will represent a greater percentage of total netXpand sales. All of the Company's international sales are negotiated in U.S. dollars.

The Company provides most of its distributors and resellers with product return rights for stock balancing or product evaluation. Stock balancing permits distributors to return products for credit, within specified limits and subject to purchasing additional products. The Company believes that it has adequate reserves to cover product returns although there can be no assurance that the Company will not experience significant returns in the future.

The Company primarily markets its computer controller products to OEMs and systems integrators. The Company sells its products both domestically and internationally using a direct sales force as well as through independent manufactures' representatives. The

Company also sells certain products directly to end-users. During 1993 the Company established a channel partnership arrangement with Hewlett Packard (HP). This arrangement provides the Company's direct sales force access to HP customers that require VME and EISA communications controllers. The Company believes that it has successfully positioned itself as a leading supplier of VME high speed serial and EISA communications controllers to HP workstations. The Company believes that a direct sales force is well suited to differentiate the Company's communications controller products from those of its competitors.

The Company conducts its sales and marketing activities from its principal offices in San Ramon, California. The Company's direct sales force is based in five locations in the United States and one location in Germany. The Company's sales offices are located in Greensboro, North Carolina; Damon, Texas; Malden, Massachusetts; Mountain View, California; Lake Oswego, Oregon; and Munich, Germany.

The Company's computer controller sales are concentrated among a small number of customers and consequently, the timing of significant orders from major customers cause the Company's operating results to fluctuate.

RESEARCH AND DEVELOPMENT

The Company's product development efforts are focused principally on its strategic businesses, remote internetworking and intelligent communications controllers. The Company's experience in high-speed data communication creates opportunities to leverage its engineering investments and develop more integrated products for simpler, more innovative communications solutions for customers. The development of new remote internetworking products, high performance communications controllers, and communications-related software is critical to attracting new and retaining existing customers

During the past year, the Company has developed communication products based on PCIbus, VMEbus and EISA architecture. The Company has also redesigned and upgraded certain communications products to improve the products' performance and lower the products' manufacturing costs. The Company also acquired or licensed certain hardware products that have been integrated principally through the addition of software into the Company's product line.

During fiscal 1995 the Company focused the majority of its development efforts on the netXpand remote access product line, and it expects to continue this focus in 1996. These products leverage existing product designs and incorporate routing software.

The Company has purchased extensive design and testing tools (CAD/CAE) that will simulate new product designs prior to building prototype boards. These tools have decreased the time required to develop new designs, thereby allowing the Company to take advantage of new market demands and meet its customers' product development schedules. The Company expects to continue to invest in product design tools to enhance its product development activities.

Information relating to accounting for research and development costs is included in Note 1 of the Notes to the Consolidated Financial Statements on Page 32 of this document. Also see the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on Pages 13 through 17 of this document.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company does not use raw materials in any of its products or production activity. Products are constructed from components which are generally available as needed from a variety of suppliers. The Company believes that it currently possesses adequate supply channels. An interruption in its existing supplier relationships or delays by some suppliers could result in production delays and may have a material adverse effect on the Company's operations.

Certain parts used in the Company's products are purchased from a single supplier. New state-of-the-art high technology parts are normally available only from a single supplier when first introduced into the market. These components generally become available from alternative suppliers over time. Although the Company has rarely experienced any significant problems in obtaining sole-source components, the Company has sought to establish a close relationship with sole-source suppliers and if necessary build up an inventory of such components.

COMPETITION

The market for remote access products is highly competitive. The Company competes directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific remote access solutions, such as Shiva, Ascend Communications, Xylogics, Inc., Livingston Enterprises, Inc., Telebit Corporation, and Microcom, Inc.. The Company also competes with suppliers of routers, hubs, and other data communications products, such as Cisco and 3Com. In addition the Company may encounter increased competition from operating system and network operating system vendors, such as Microsoft and Novell, to the extent that such vendors include full remote access or routing capabilities in their products. The Company believes that it can compete successfully in the remote access market by
(1) focusing on the low end of the remote LAN access and internetworking markets; (2) providing low-cost, fully functional remote access product solutions; (3) expanding significantly into the Asia-Pacific region; (4) providing easy-to-use software and hardware; and (v) providing accessible and local support.

By focusing on the above factors the company believes that it can compete within the remote access market.

Competition within the intelligent communications controller market is fragmented principally by application segment. The Company's VMEbus communications controllers compete primarily with products from Motorola, Interphase Corp., CMC, a Rockwell Company, Themis Computers, Network Peripherals, Performance Technologies, and various other companies on a product-by-product basis. To compete in this market the Company emphasizes the functionality, support, quality and price of its product in relation to its competitors as well as the Company's ability to customize the product or software to exactly meet the customer needs. Competition within the EISAbus communications controller market is also fragmented among various companies providing different applications. The Company's EISAbus-based products are targeted to potential customers using Hewlett Packard (HP) 9000 and HP Apollo workstations. Currently, the Company's EISAbus products face nominal competition in this market.

Additionally, the Company competes with the internal engineering resources of its customers. As its customers become successful with their products they examine methods to reduce costs and integrate functions. To compete with the internal engineering resources of its customers, the Company works jointly with their engineering staff to understand its customers system requirements and anticipate product needs.

INTELLECTUAL PROPERTY

The Company believes that its future success will depend principally on its continuing product innovation, sales, marketing, technical expertise, product support and customer relations. The Company also believes that it needs to protect the proprietary technology contained in its products. The Company does not currently hold any patents and relies on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. The Company typically enters into confidentiality agreements with its employees, strategic partners, indirect channel marketing partners and suppliers and limits access to the distribution of its proprietary information.

BACKLOG

On January 2, 1996, the Company had a backlog of orders of approximately $2,429,000 for shipment within the next twelve months. At December 31, 1994, the Company had a backlog of orders of approximately $3,026,000. Since recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On January 2, 1996, the Company had 162 employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company's management believes its employee relations are good.

The Company's management believes that the Company's future success will depend, in part, on its ability to attract and retain qualified technical, marketing, and management personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms, many of which have greater financial resources than the Company.

ITEM 2.        PROPERTIES

In April 1993 the Company relocated its engineering, manufacturing, and administrative headquarters to 63,000 square feet of leased space in a building located in San Ramon, California. The lease was amended in June 1995 to extend its term from seven years to thirteen years. The lease contains an option to increase the leased space by 10,000 square feet. The Company expects that the facility will satisfy its anticipated needs through the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS


The Company is not a party to any material pending legal proceedings.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY &
          RELATED SHAREHOLDER MATTERS.

                                      Fiscal quarter ended
                   -------------------------------------------------------------
     1995            January 31       April 30         July 31    October 31
--------------------------------------------------------------------------------
          High           $10.50         $15.75         $14.25         $16.00
          Low              7.00           8.75          10.75          10.75

     1994

          High           $11.25         $11.25         $8.75          $7.75
          Low              8.00           7.75          6.75           5.50

SBE, Inc. common stock is quoted on the Nasdaq National Market under the symbol SBEI. The above table sets forth the high and low closing sales prices for 1995 and 1994 for the quarters indicated. The Company has not paid cash dividends on its common stock and is prohibited from doing so by its credit line agreement. As of December 29, 1995, SBE, Inc. had approximately 808 shareholders of record.


ITEM 6.   SELECTED FINANCIAL DATA

(in thousands, except for per share
amounts and number of employees)

For years ended October 31          1995      1994      1993      1992      1991
--------------------------------------------------------------------------------
Net sales                        $19,368   $22,337   $26,732   $28,057   $20,279

Net (loss) income                 (4,568)    1,336     2,461     2,565     1,333

Net (loss) income per share       ($2.22)    $0.63     $1.18     $1.24     $0.73

Product research and development   6,900     4,769     4,739     4,455     3,628

Working capital                    7,644     7,436     6,608     4,563     6,647

Total assets                      14,978    17,665    16,563    14,325    10,939

Long-term obligations              1,218       410        44        39       211

Shareholders' equity              12,108    15,864    14,889    12,001     9,088

Shares outstanding                 2,074     2,035     2,005     1,922     1,817

Number of employees                  173       165       148       147       145

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For the last decade, the Company has specialized in the development of computer board data communications products and industrial computer equipment. In the early 1990s, the Company determined that a large opportunity existed in the emerging remote LAN market for affordable remote access router products. To seize that opportunity, the Company has invested significant resources in developing netXpand, its new line of standalone remote LAN access server/router products. In addition, the Company began and is continuing to restructure its existing sales and marketing channels and adding new sales channels to access customers for its netXpand products. The Company also has added certain key management personnel to better serve this emerging market. Primarily as a result of this investment and of decreased sales of computer board communications products attributable to the decline in business with Cisco Systems, the Company incurred substantial operating losses in fiscal 1995.
Prior to fiscal 1995, the Company reported profitable quarterly operations for over ten years.

     The Company began shipping its netXpand products in September 1995. Sales of these products constituted over 11 percent of net sales for the fourth quarter of fiscal 1995, and the Company expects them to constitute an increasing percentage of net sales in future periods. netXpand is targeted at the high-growth, price-sensitive sectors of the internetworking market. The Company expects these segments to grow at a compounded annual rate of over 50 percent in the United States and at a greater rate in international markets. However, there can be no assurance that the market will grow at this rate, if at all, or that the Company will be successful in achieving widespread market acceptance of its netXpand products.

     The Company intends to continue to support its existing computer board controller business by developing new products for strategic customer accounts and by focusing on emerging technologies that can be leveraged into the sales channels the Company is developing for its netXpand remote LAN access products. The Company introduced a line of PCI-bus based products in late 1995 that it expects to help to expand its computer board controller business. The computer board portion of the Company's business is characterized by a concentration of sales to a small number of customers, and consequently the timing of significant orders from major customers and their product cycles may cause fluctuations in the Company's operating results.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 1995, 1994 and 1993. These operating results are not necessarily indicative of Company's operating results for any future period.


                                              YEAR ENDED OCTOBER 31,
                                              ----------------------
                                            1995      1994      1993
 Net sales                                   100%      100%      100%
 Cost of sales                                49        44        45
                                             ---       ---       ---
   Gross profit                               51        56        55
 Operating expenses:
   Product research and development           36        21        18
   Sales and marketing                        26        12        11
   General and administrative                 20        16        14
                                             ---       ---       ---
        Total operating expenses              82        50        43
                                             ---       ---       ---
 Operating (loss) income                     (31)        6        12
 Interest and other (expense) income, net     (1)        2         1
                                             ----      ---       ---

 Income (loss) before taxes                  (32)        8        13
 (Benefit) provision for income taxes         (8)        2         5
                                             ----      ---       ---
 Net (loss) income                           (24)%       6%        8%
                                             ----      ---       ---
                                             ----      ---       ---


NET SALES

     Net sales for fiscal 1995 were $19.4 million, a 13 percent decrease from fiscal 1994. Net sales for fiscal 1994 were $22.3 million, a 16 percent decrease from fiscal 1993. These decreases were primarily attributable to lower sales of the Company's board-level products to certain large customers. Sales to Cisco represented 21 percent and 36 percent of net sales in fiscal 1994 and fiscal 1993, respectively. There were no sales to Cisco in fiscal 1995. Sales to America Online and Tandem Computers represented 16 percent and 14 percent of net sales, respectively, in fiscal 1995, and sales to G.E. Capital Spacenet Services represented 11 percent and 16 percent of net sales in fiscal 1994 and 1993, respectively. The Company expects to experience fluctuation in computer board product sales as large customers needs change. Partially offsetting the lower sales to these large customers, sales of VMEbus-based communications products and interface chips increased by $5.1 million, or 60 percent, from fiscal 1994 to fiscal 1995, and by $3.1 million, or 34 percent, from fiscal 1993 to fiscal 1994. In addition, approximately $575,000 of net sales in fiscal 1995 were attributable to sales of the new netXpand products.

     International sales constituted 11 percent, 4 percent and 9 percent of net sales in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The increase in international sales is primarily attributable to increased sales of VME computer board products to a large customer in Germany and sales of netXpand products in Japan and Korea. Sales of VMEbus-based communications products through the Company's Channel Partner relationship with Hewlett Packard constituted 27, 13 and 4 percent of net sales in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. No customer within this channel, other than America Online, represented more than 5% of total sales. The Company expects that future sales through the HP channel will continue, however sales to this channel will be subject to significant variability from quarter to quarter.

     GROSS PROFIT

     Gross profit as a percentage of sales was 51 percent, 56 percent and 55 percent in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The decrease from fiscal 1994 to fiscal 1995 was primarily attributable to higher manufacturing overhead costs incurred in connection with expanding manufacturing capacity for the new netXpand products. These costs included the cost of leasing additional high speed placement and testing equipment. The Company believes this equipment will significantly increase manufacturing capacity and reduce production cycle time, leading to lower cost of sales as a percentage of net sales, as production volumes increase for the netXpand product line. However, there can be no assurance that the Company will be successful in increasing volume sufficiently to offset the increased overhead costs. The increase in gross profit from fiscal 1993 to fiscal 1994 was primarily attributable to a change in the Company's mix of products.

     PRODUCT RESEARCH AND DEVELOPMENT

     Product research and development expenses net of capitalized software costs were $6.9 million in fiscal 1995, $4.8 million in fiscal 1994, and $4.7 million in fiscal 1993, representing 36, 21, and 18 percent of sales respectively. The Company capitalized software development costs of $1.5 million, $230,000 and $108,000 in fiscal 1995, fiscal 1994 and fiscal 1993 respectively, in accordance with Statement of Financial Accounting Standards No. 86. The amounts capitalized represented 22, 5 and 2 percent, respectively, in fiscal 1995, fiscal 1994 and fiscal 1993 of gross product research and development expenditures. The increase in software costs capitalized in fiscal 1995 was due to software development related to the new netXpand product line. Those costs will be amortized over a three year period. The increases in net research and development expenses as a percent of sales were primarily attributable to additional staff, consulting costs and contract professional expenses relating to development of the netXpand product line. Contractual reimbursements under joint development contracts are accounted for as a reduction of product research and development expenses. The Company received $221,000, $439,000 and $80,000 of such reimbursements in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The Company does not expect any significant reimbursements in the future. The Company expects that product research and development expenses will continue to increase in absolute dollars as it continues to expand and improve its remote LAN access product line and enhance its traditional board-level product lines.

     SALES AND MARKETING

     Sales and marketing expenses for fiscal 1995 were $5.0 million, an 87 percent increase from fiscal 1994. Sales and marketing expenses for fiscal 1994 were $2.7 million, a 7 percent decrease from fiscal 1993 in absolute dollars, but representing a greater percentage of net sales in fiscal 1994 as a result of decreased sales in fiscal 1994. These increases were primarily attributable to expansion of the Company's worldwide sales operations to support the netXpand product line. The expansion included hiring additional sales and marketing and technical support personnel and implementing new advertising programs. The Company expects sales and marketing expenses to increase in absolute dollars as sales of the netXpand products increase.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses for fiscal 1995 were $3.9 million, a 7 percent increase from fiscal 1994. General and administrative expenses for fiscal 1994 were $3.7 million, a 3 percent decrease from fiscal 1993 in absolute dollars, but representing a greater percentage of net sales in fiscal 1994 as a result of decreased sales in fiscal 1994. The increase from fiscal 1994 to fiscal 1995 was primarily attributable to recruiting costs and consulting expenses related to the transition of the Company into the emerging remote access markets. The decrease in absolute dollars from fiscal 1993 to fiscal 1994 was primarily attributable to non-recurring charges incurred in fiscal 1993 related to the Company's relocation to its San Ramon, California facility, as well as decreased incentive payments to employees in fiscal 1994 due to reduced profitability.

     INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest income, net, decreased in fiscal 1995 from fiscal 1994 and 1993 due to lower investment balances. Additionally, non recurring charges were taken in fiscal 1995 to write off an equity investment in a strategic software partner and to report realized losses on the liquidation of investments.

     INCOME TAXES

     The Company's effective tax rate was (27), 26 and 34 percent in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The Company's operating losses in fiscal 1995 enabled it to realize a $1.7 million tax benefit, all of which the Company expects to realize as a carryback against prior taxes paid. The Company has recorded a valuation allowance in fiscal 1995 and 1994 for certain deferred tax assets due to the uncertainty of realization. This valuation allowance increased from approximately $179,000 in fiscal 1994 to $948,000 in fiscal 1995. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower as such tax assets could be realized. The decrease in the effective tax rate from fiscal 1993 to fiscal 1994 was primarily attributable to the utilization of research and development tax credits, which resulted in the amendment of prior years' tax returns to adjust research and development tax credits claimed. As a result, the Company's fiscal 1994 fourth quarter results reflected a $153,000 tax benefit. The Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994 did not have a material impact on the Company's financial statements.

     NET (LOSS) INCOME

     As a result of the factors discussed above, the Company recorded a net loss of $4.6 million in fiscal 1995, and net income of $1.3 million and $2.5 million in fiscal 1994 and fiscal 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1995, the Company had cash and cash equivalents of $900,000, as compared to $2.6 million at October 31, 1994. During fiscal 1995, $4.4 million of cash was used in operating activities, primarily to fund operating losses. Working capital at October 31, 1995 was $7.6 million, as compared to $7.4 million at October 31, 1994.

     In fiscal 1995 the Company purchased $1.8 million of fixed assets, consisting primarily of computer and manufacturing equipment. In addition, the Company entered into operating leases for approximately $900,000 of manufacturing equipment for its new netXpand product line. The Company expects capital expenditures during fiscal 1996 to decrease from fiscal 1995 levels because the Company's current facilities have been expanded to meet production levels anticipated through fiscal 1996. Additionally, the Company capitalized $1.5 million of software costs related to the netXpand product line. These costs will be amortized over three years.

     In fiscal 1995 the Company liquidated all of its long term investments and as a result recorded a realized loss of $294,000. Additionally, the Company recorded a writeoff of an equity investment in a software technology partner of $330,000 due to management's evaluation that the carrying value of this investment will not be recoverable.


     The Company received $287,000 of proceeds from employee stock option and stock purchase plans, an increase of 76 percent from 1994 amounts.

     On May 23, 1995, the Company signed a loan agreement for a $4.0 million revolving line of credit for working capital purposes that expires on April 30, 1996. The agreement was modified on January 17, 1996. Borrowings under the credit line agreement bear interest at the bank's prime rate plus one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 70 percent of adjusted accounts receivable balances, and the Company is subject to certain financial covenants, including the maintenance of minimum tangible net worth of $7.0 million and minimum debt ratio of 0.7:1.0. On October 31, 1995, the Company had no balance outstanding under its revolving line of credit.

     Based on the current operating plan, the Company anticipates that existing cash balances, credit facilities, income tax refunds and lease lines will be sufficient to meet short-term operating requirements. In late 1995, in connection with the review of its 1996 operating plan, the Company decided it must obtain additional working capital in 1996 to support its expansion of the netXpand product lines. Additional working capital would be used to support accounts receivable and inventory growth, research and development activities, geographic sales expansion and licensing of technology. The Company expects to seek additional capital in 1996 through the sale of equity securities. If the Company is unsuccessful in the sale of equity securities, it will initially scale back its efforts to gain additional market penetration for its netXpand product and reduce its development of new netXpand and communications controller products. The Company also may need to seek alternative sources of financing, including debt. There can be no assurance that the Company will be successful in obtaining additional working capital or in expanding its netXpand business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

Information concerning the Company's directors is incorporated by reference to the information in the section captioned "Nominees" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1996.

IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are set forth in the following table. Executive officers serve at the discretion of the Board of Directors. There are no family relationships between a director or executive officer and any other director or executive officer of the Company.


Name                          Age      Position
--------------------------------------------------------------------------------
William R. Gage               53       Chairman of the Board

William B. Heye, Jr.          57       President and Chief Executive Officer

Timothy J. Repp               36       Vice President, Finance, and Chief
                                       Financial Officer

Belton E. Allen               48       Vice President, Sales

Anthony Spielman              47       Vice President, Network Systems Marketing

Gene Buechele                 49       Vice President, Engineering
                                       and Secretary

Norman E. O'Shea              47       Vice President, Manufacturing


Mr. Gage has been Chairman of the Board since January of 1990. From 1986 until March 1989 he was President of the Company, from March 1989 until January 1990 he served as Senior Vice President of the Company and from January 1990 until November 1991 he was Chief Executive Officer of the Company. From 1982 to 1986, Mr. Gage also served at various times as Chief Operating Officer, Senior Vice President, Vice president of Programming and Treasurer of the Company.

Mr. Heye has been President and Chief Executive Officer of the Company since November, 1991. From 1989 to November 1991, he served as Executive Vice President of Ampex Corporation, a manufacturer of high-performance scanning recording systems, and President of Ampex Video Systems Corporation, a wholly-owned subsidiary of Ampex Corporation and a manufacturer of professional video recorders and editing systems for the television industry. From 1986 to 1989, Mr. Heye served as Executive Vice President of Airborn, Inc., a manufacturer of connectors for the aerospace and military markets.

Mr. Repp has served as Vice President of Finance and Chief Financial Officer since January of 1992. He joined the Company in January 1991 as Controller. From 1987 until 1990 he was assistant controller at Grubb and Ellis, a national real estate firm, and prior to 1987 he was an audit manager at Coopers and Lybrand, an international accounting firm.

Mr. Allen has been Vice President, Sales since March 1990. He joined the Company in December of 1987 as Vice President, Software Products after the acquisition of Alcyon by the Company. From February of 1980 until the acquisition he was Vice President, Software Products for Alcyon.

Mr. Spielman has served as Vice President, Network Systems Marketing since May 1994. Prior to joining the Company Mr. Spielman was Director of Product Marketing at Asante Technologies, Inc., a networking equipment company, responsible for various product lines. He was at Asante Technologies, Inc. from 1993 to 1994. From 1992 to 1993 Mr. Spielman was Director of Product Marketing for the Internetworking division of Network Systems Corp., a networking equipment company. From 1990 to 1992, Mr. Spielman was Manager of Business Strategy at 3Com Corporation, an internetworking equipment company, and from 1989 to 1990 Mr. Spielman was a Product Manager at Ungermann-Bass, a wholly owned subsidiary of Tandem Computers, Inc. and a computer equipment company, responsible for developing the strategic plan for Ungermann-Bass's Access/One Token Ring product line.

Mr. Buechele has been Vice President of Engineering since December 1993. From October 1992 until joining the Company, Mr. Buechele was Managing Partner of the Prosper Group, located in San Francisco, California. The Prosper Group is a consulting organization focused on strategic and management projects combining networking with multimedia. From July 1988 to September 1992, Mr. Buechele was Vice President Engineering for the Network Systems Division of 3Com Corporation, San Jose, California, a manufacturer and developer of networking systems.

Mr. O'Shea joined the Company in February 1995. From March 1993 until joining the Company, Mr. O'Shea was Director of Operations for Berkeley Process Control, a motion control systems company located in Point Richmond, California. From January 1987 to February 1993 Mr. O'Shea served in various operational and engineering management positions at NeXT Computer Inc., a manufacturer of computer workstations and software.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the section entitled "Executive Compensation" appearing in the 1996 Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1996 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL
     STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)  Financial Statements (see Item 8).
     ---------------------------------

                                                                            Page
                                                                            ----
     Report of Independent Accountants                                      27

     Consolidated Balance Sheets at October 31, 1995 and 1994               28

     Consolidated Statements of Operations for fiscal years 1995, 1994,
            and 1993                                                        29

     Consolidated Statements of Shareholders' Equity for fiscal years 1995,
            1994, and 1993                                                  30

     Consolidated Statements of Cash Flows for fiscal years 1995, 1994,
            and 1993                                                        31

     Notes to Consolidated Financial Statements                             32


(b)  Financial Statement Schedule
     ----------------------------

     Schedule II - Valuations and Qualifying Accounts                       42

     All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(c)  Exhibits

    Exhibit                                                           Sequential
    Number     Description                                            Page No.
    -------    -----------                                            --------

 (a) 10.1      1984 Incentive Stock Option Plan, as amended.

 (a) 10.2      1987 Supplemental Stock Option Plan.

 (b) 10.3      1991 Non-Employee Directors' Stock Option Plan

 (c) 10.4      Lease for 4550 Norris Canyon Road, San Ramon,
               California dated November 2, 1992 between the
               Company and PacTel Properties

     10.5      Amendment dated June 6, 1996 to lease for 4550
               Norris Canyon Road, San Ramon, California, between
               the Company and CalProp L.P. (assignee of PacTel
               Properties)                                                    43

     10.6      Letter of agreement to provide credit facilities
               between the Company and Comerica Bank - California,
               dated May 23, 1995                                             44

     10.7      Modification of letter of agreement between the
               Company and Comerica Bank - California, dated
               January 17, 1996                                               59

     11.1      Statement re computation of per share earnings                 62

     24.1      Consent of Coopers & Lybrand, Independent Public
               Accountants                                                    63

     27.1      Financial Data Schedule                                        64


(d) REPORTS ON FORM 8-K

    No report on Form 8-K was filed by the Company during the quarter ended October 31, 1995.

Explanations for letter footnotes are on the following page.

Explanations for letter footnotes:
--------------------------------------------------------------------------------

        (a) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1986, and incorporated herein by reference.

        (b) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1991, and incorporated herein by reference.

        (c) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1993, and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SBE, Inc.
                                             (Registrant)


Dated: January 26, 1996            By:  /s/ Timothy J. Repp
                                        --------------------------
                                             Timothy J. Repp
                                           Chief Financial Officer
                                         and Vice President of Finance


Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, as of January 26, 1996.


     Signature                               Title
     ---------                               -----




/s/ William B. Heye, Jr.
------------------------
William B. Heye Jr.                     Chief Executive Officer, President, and
                                        Director (Principal Executive Officer)




/s/ Timothy J. Repp
-------------------
Timothy J. Repp                         Chief Financial Officer, Vice President
                                        of Finance (Principal Financial and
                                        Accounting Officer)

Signature
---------
Title




/s/ William R. Gage
-------------------
Chairman of the Board
William R. Gage




/s/ Edward H. Laird
-------------------
Director
Edward H. Laird




/s/ Harold T. Hahn
------------------
Director
Harold T. Hahn




/s/ Ramon L. Conlisk
--------------------
Director
Raimon L. Conlisk




/s/ George E. Grega
-------------------
Director
George E. Grega

Report of Independent Accountants


To the Board of Directors and Shareholders
SBE, Inc.
San Ramon, California

We have audited the consolidated financial statements of SBE, Inc. and subsidiary as of October 31, 1995 and 1994, and for each of the three years in the period ended October 31, 1995. We have also audited the financial statement schedule listed in Item 14(b) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBE, Inc. and subsidiary as of October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.


Oakland, California
December 14, 1995

SBE, INC.
CONSOLIDATED BALANCE SHEETS

October 31                                                   1995           1994
-------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                              $    857,206      2,566,067
   Trade accounts receivable, net                            3,387,732      3,444,197
   Inventories                                               2,611,413      2,047,792
   Income tax recoverable                                    1,836,315         59,830
   Deferred income taxes                                       224,681        300,221
   Other                                                       377,733        408,238
                                                          ------------   ------------
                Total current assets                         9,295,080      8,826,345

Property, plant and equipment, net                           3,329,913      2,782,284
Investments                                                        ---      5,454,258
Deferred income taxes                                          654,319            ---
Capitalized software costs, net                              1,656,419        230,000
Other                                                           41,968        371,818
                                                          ------------   ------------

                Total assets                              $ 14,977,699   $ 17,664,705
                                                          ------------   ------------
                                                          ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                 $    940,888   $    802,275
   Accrued payroll and employee benefits                       593,106        480,759
   Other                                                       117,410        107,583
                                                          ------------   ------------

                Total current liabilities                    1,651,404      1,390,617

Deferred tax liabilities                                       879,000        290,043
Deferred rent                                                  339,134        120,409
                                                          ------------   ------------

                Total liabilities                            2,869,538      1,801,069
                                                          ------------   ------------

Commitments (Note 8).

Shareholders' equity:
   Preferred stock (no par value); authorized
         50,000 shares; none issued
   Common stock (no par value); authorized
         6,000,000 shares; issued and outstanding
         2,074,254 and 2,034,842 shares at October 31,
         1995 and 1994, respectively                         7,679,819      7,392,693
Unrealized loss on investments                                     ---       (525,370)
Retained earnings                                            4,428,342      8,996,313
                                                          ------------   ------------

                Total shareholders' equity                  12,108,161     15,863,636
                                                          ------------   ------------
                Total liabilities and shareholders'
                equity                                    $ 14,977,699   $ 17,664,705
                                                          ------------   ------------
                                                          ------------   ------------


The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended October 31
                                               1995                1994                1993
-----------------------------------------------------------------------------------------------
Net sales                                  $ 19,367,776        $ 22,336,777        $ 26,731,821
Cost of sales                                 9,566,784           9,838,663          11,998,750
                                           ------------        ------------        ------------

     Gross profit                             9,800,992          12,498,114          14,733,071

Product research and development              6,900,420           4,769,306           4,739,348
Sales and marketing                           4,961,438           2,656,240           2,862,860
General and administrative                    3,929,544           3,683,237           3,790,220
                                           ------------        ------------        ------------

     Total expenses                          15,791,402          11,108,783          11,392,428

     Operating (loss) income                 (5,990,410)          1,389,331           3,340,643

Interest income                                 342,463             407,937             402,334
Interest expense                                (14,783)             (1,217)            (13,809)
Writeoff of equity investment                  (330,000)                ---                 ---
Loss on sale of investments                    (293,797)                ---                 ---
                                           ------------        ------------        ------------

     (Loss) income before income taxes       (6,286,527)          1,796,051           3,729,168

(Benefit) provision for income taxes         (1,718,556)            459,743           1,267,918
                                           ------------        ------------        ------------
     Net (loss) income                     $ (4,567,971)       $  1,336,308        $  2,461,250
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------

Net (loss) income per common share         $      (2.22)       $       0.63        $       1.18
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------

Weighted average common shares                2,054,570           2,107,582           2,089,904
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------



The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock            Unrealized Losses     Retained
                                    Shares         Amount        on Investments       Earnings        Total
                                    ---------    -----------     --------------     -----------   ------------
Balances, October 31, 1992          1,921,930    $ 6,802,722               ---      $ 5,198,755   $ 12,001,477

Stock issued in connection
   with stock option plan              70,456        306,387               ---              ---        306,387

Stock issued in connection
   with stock purchase plan            12,745        120,300               ---              ---        120,300

Net income                                ---            ---               ---        2,461,250      2,461,250
                                    ---------    -----------     --------------     -----------   ------------

Balances, October 31, 1993          2,005,131      7,229,409               ---        7,660,005     14,889,414

Stock issued in connection
   with stock option plan              18,209         86,221               ---              ---         86,221

Stock issued in connection
   with stock purchase plan            11,502         77,063               ---              ---         77,063

Unrealized losses on investments          ---            ---          (525,370)             ---       (525,370)

Net income                                ---            ---               ---        1,336,308      1,336,308
                                    ---------    -----------     --------------     -----------   ------------

Balances, October 31, 1994          2,034,842      7,392,693          (525,370)       8,996,313     15,863,636

Stock issued in connection
   with stock option plan              21,543        166,454               ---              ---        166,454

Stock issued in connection
   with stock purchase plan            17,869        120,672               ---              ---        120,672

Unrealized losses on investments          ---            ---           525,370              ---        525,370

Net loss                                  ---            ---               ---       (4,567,971)    (4,567,971)
                                    ---------    -----------     --------------     -----------   ------------

Balances, October 31, 1995          2,074,254    $ 7,679,819               ---      $ 4,428,342   $ 12,108,161
                                    ---------    -----------     --------------     -----------   ------------
                                    ---------    -----------     --------------     -----------   ------------



The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31                                          1995                1994                1993
                                                                    ------------         -----------         -----------
Cash flows from operating activities:
  Net (loss) income                                                 $ (4,567,971)        $ 1,336,308         $ 2,461,250
  Adjustments to reconcile net (loss) income to net cash (used)
        provided by operating activities:
   Depreciation and amortization                                       1,312,061           1,115,173           1,099,578
   Writeoff of equity investment                                         330,000                 ---                 ---
   Loss on sale of investments                                           293,797               7,730                 ---
   Deferred taxes                                                         10,178             199,822              57,005
   Other                                                                     955               9,010              33,695
   Changes in assets and liabilities:
    (Increase) decrease in trade accounts receivable                      56,465              (8,392)           (137,502)
    (Increase) decrease in inventories                                  (563,621)             92,316             721,132
    (Increase) in income tax recoverable                              (1,776,485)                ---                 ---
    Decrease (increase) in other assets                                   30,355            (160,880)           (110,035)
    Increase (decrease) in trade accounts payable                        138,613             256,782             (71,438)
    Decrease in income taxes payable                                         ---             (26,201)           (271,297)
    Increase (decrease) in other current liabilities                     122,174            (502,289)           (188,168)
    Increase in noncurrent liabilities                                   218,725              76,048              44,361
                                                                    ------------         -----------         -----------

     Net cash (used) provided by operating activities                 (4,394,754)          2,395,427           3,638,581
                                                                    ------------         -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment                                (1,802,826)           (772,899)         (1,573,515)
   Proceeds from sale of fixed assets                                      2,729               2,000              30,880
   Capitalized software costs                                         (1,486,967)           (230,000)           (108,250)
   Proceeds from sale of investments                                   5,936,416             974,522           1,500,000
   Purchase of investments                                              (250,585)         (2,163,595)         (1,838,227)
                                                                    ------------         -----------         -----------

     Net cash provided (used) by investing activities                  2,398,767          (2,189,972)         (1,989,112)
                                                                    ------------         -----------         -----------

Cash flows from financing activities:
   Repayments on bank facilities                                             ---                 ---             (88,750)
   Principal payments on capital lease obligations                           ---             (26,466)            (75,310)
   Proceeds from stock plans                                             287,126             163,284             426,687
                                                                    ------------         -----------         -----------

     Net cash provided by financing activities                           287,126             136,818             262,627
                                                                    ------------         -----------         -----------
     Net (decrease) increase in cash and cash equivalents             (1,708,861)            342,273           1,912,096

Cash and cash equivalents at beginning of year                         2,566,067           2,223,794             311,698
                                                                    ------------         -----------         -----------

Cash and cash equivalents at end of year                            $    857,206         $ 2,566,067         $ 2,223,794
                                                                    ------------         -----------         -----------
                                                                    ------------         -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

   Interest                                                         $     14,783         $     1,217         $    13,809
                                                                    ------------         -----------         -----------
                                                                    ------------         -----------         -----------
   Income taxes                                                     $     33,824         $   447,590         $ 1,482,210
                                                                    ------------         -----------         -----------
                                                                    ------------         -----------         -----------


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS SEGMENT:

SBE, Inc. and subsidiary (the Company) designs and manufactures high-performance network systems and products for world-wide distribution. During 1995 the Company invested significant resources in developing netXpand, its new line of standalone remote LAN access server/router products. As a result of this investment and decreased sales attributable to the shift in product focus, the Company incurred substantial operating losses in fiscal 1995. The Company's business falls exclusively within one industry segment.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

CASH EQUIVALENTS:

The Company considers all highly liquid investments readily convertible into cash with an original maturity of three months or less upon acquisition by the Company to be cash equivalents. Substantially all of its cash and cash equivalents are held in two large financial institutions.

INVESTMENTS:

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as "held to maturity," "available for sale," or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company classifies its investments as "available for sale," and therefore records the investment at fair market value with any unrealized losses or gains reflected as a separate component of shareholders' equity. The Company had no investments as of October 31, 1995. During fiscal 1995, the Company sold all of its investments for proceeds of $5,936,416 and realized losses of $293,797. For purposes of determining realized losses, the cost of investments is based upon the specific identification method.

INVENTORIES:

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are carried at cost. The Company provides for depreciation by charges to expense, which are sufficient to write off the costs of the assets over their estimated useful lives of three to eight years, on a straight-line basis. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related leases.
     When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and allowance for depreciation accounts, and any gain or loss on such sale or disposal is credited or charged to income.
     Maintenance, repairs, and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

CAPITALIZED SOFTWARE COSTS:

Capitalized software costs consist of costs to purchase software and to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized over related sales on a per-unit basis with a minimum amortization based on a straight-line method over a three-year useful life. The Company evaluates the estimated net realizable value of each software product and records provisions to the asset value of each product for which the net book value is in excess of the net realizable value.

REVENUE RECOGNITION AND WARRANTY COSTS:

The Company records product sales at the time of product shipment. Warranty costs are not significant; however, the Company provides a reserve for estimated warranty costs at the time of sale and periodically adjusts such amounts to reflect actual expenses. The Company's sales transactions are negotiated principally in U.S. dollars.

PRODUCT RESEARCH AND DEVELOPMENT EXPENDITURES:

Product research and development (R&D) expenditures, except certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 1995, 1994, and 1993, direct costs incurred under R&D contracts were $112,868, $382,397, and $102,183, respectively, and reimbursements earned were $221,120, $439,000, and $80,000, respectively.

INCOME TAXES:

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Previously, the Company used SFAS No. 96 in accounting for income taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. Under SFAS No. 109 the Company provides a deferred tax expense or benefit equal to the change in the deferred tax asset or liability during the year. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets, where in the opinion of management realization is uncertain. SFAS No. 109 was applied on a prospective basis, and the amounts presented for prior years have not been restated. The adoption of SFAS No. 109 did not have a material impact on net income, and did not require the recording of a cumulative effect of change in accounting principle.

NET INCOME (NET LOSS) PER COMMON SHARE:

Net income per common share for the years ended October 31, 1994 and 1993 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options. Common stock equivalents are excluded from the net loss per common share (LPS) calculation for the year ended October 31, 1995, as they have the effect of decreasing LPS. The difference between primary and fully diluted net income per share was not significant in any year.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued and is effective for the Company's 1997 fiscal year. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and, accordingly, will comply with the pro forma disclosure required by SFAS 123.

RECLASSIFICATIONS:

Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation with no effect on net income as previously reported.


2.   INVENTORIES

Inventories at October 31, 1995 and 1994 are comprised of the following :


                                                 1995                1994
-------------------------------------------------------------------------------
     Finished goods                          $  841,453          $  558,840
     Subassemblies                              299,315             217,382
     Parts and materials                      1,470,645           1,271,570
                                           --------------------------------
                                           $  2,611,413        $  2,047,792
                                           -------------       ------------
                                           -------------       ------------

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 1995 and 1994 are comprised of the following:


                                                1995                1994
-------------------------------------------------------------------------------
     Machinery and equipment               $  7,462,268        $  5,913,380
     Furniture and fixtures                   1,091,935             953,188
     Leasehold improvements                     519,309             447,238
                                           ------------        ------------
                                              9,073,512           7,313,806

     Less accumulated depreciation
       and amortization                       5,743,599           4,531,522
                                           ------------        ------------
                                           $  3,329,913        $  2,782,284
                                           ------------        ------------
                                           ------------        ------------


Depreciation and amortization expense totaled $1,251,513, $979,430 and $929,455 for the years ending October 31, 1995, 1994 and 1993, respectively.


4.   LINE OF CREDIT

The Company had a line of credit for $1,000,000 which expired on February 28, 1995. On May 23, 1995, the Company entered into a $4,000,000 revolving working capital line of credit agreement which expires on April 30, 1996. The agreement was modified on January 17, 1996. Borrowings under the new line of credit, as modified, bear interest at the bank's prime rate plus one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 70 percent of adjusted accounts receivable balances, and the Company is required to maintain minimum tangible net worth of $7.0 million, a minimum debt ratio of 0.7:1.0, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.0:1.0, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without the consent of the bank.
     As of October 31, 1995 and 1994, there were no borrowings under either credit line.


5.   OTHER CURRENT LIABILITIES

Other current liabilities at October 31, 1995 and 1994 are comprised of the following:


                                                 1995                1994
-------------------------------------------------------------------------------
     Accrued product warranties              $   78,302          $   96,016
     Other                                       39,108              11,567
                                           ------------         -----------
                                             $  117,410          $  107,583
                                           ------------         -----------
                                           ------------         -----------

6.   INCOME TAXES

The components of the provision for income taxes for the years ended October 31, 1995, 1994, and 1993 are as follows:


                                                                    1995           1994          1993
---------------------------------------------------------------------------------------------------------
     Federal:
        Current                                               $  (1,731,734)    $  196,270     $  912,579
        Deferred                                                     10,178        199,822         57,005
     State:
        Current                                                       3,000         63,651        298,334
        Deferred                                                        ---            ---            ---
                                                              -------------     ----------   ------------
           Total (benefit) provision for income taxes         $  (1,718,556)    $  459,743   $  1,267,918
                                                              -------------     ----------   ------------
                                                              -------------     ----------   ------------


The effective income tax rate differs from the statutory federal income tax rate for the following reasons:


                                                                       1995          1994          1993
----------------------------------------------------------------------------------------------------------
     Statutory federal income tax rate                               (34.0)%         34.0%          34.0%
     State taxes, net of federal income tax
        benefit                                                        ---            4.3            6.1
     Change in valuation allowance                                    12.2            ---            ---
     Tax credits                                                      (5.0)          (8.9)          (2.8)
     Nontaxable interest income                                       (0.7)          (3.5)          (1.4)
     Other, net                                                        0.2           (0.3)          (1.9)
                                                                     ------         ------          -----
                                                                     (27.3)%         25.6%          34.0%
                                                                     ------         ------          -----
                                                                     ------         ------          -----

Significant components of the Company's deferred tax balances as of October 31, 1995 and 1994 are as follows:


                                                                                1995           1994
----------------------------------------------------------------------------------------------------
     Deferred tax assets:
        Current
          Accrued employee benefits                                        $  103,000      $  99,620
          Inventory allowances                                                278,000         85,000
          Allowance for doubtful accounts                                      51,000         34,000
          Warranty accruals                                                    31,000         32,640
          Other reserves not currently deductible                               4,000         48,961
        Noncurrent
          Deferred rent                                                       134,000            ---
          R&D credit carryforward                                             695,000            ---
          Alternative minimum tax carryforward                                143,000            ---
          Operating loss carryforward                                         184,000            ---
          Investments                                                         130,000        178,626
          Capital loss carryforward                                            74,000            ---
                                                                           ----------     ----------
            Total deferred tax assets                                       1,827,000        478,847
                                                                           ----------     ----------
     Deferred tax liabilities:
            Noncurrent
            Depreciation                                                     (234,000)      (220,003)
            Capitalized software costs                                       (645,000)       (70,040)
                                                                           ----------     ----------
             Total deferred tax liabilities                                  (879,000)      (290,043)
                                                                           ----------     ----------

Deferred tax asset valuation allowance                                       (948,000)      (178,626)
                                                                           ----------     ----------
        Net deferred tax assets                                            $      ---     $   10,178
                                                                           ----------     ----------
                                                                           ----------     ----------

A valuation allowance was established to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The net increase in the valuation allowance was $769,374 and $178,626 for the years ended October 31, 1995 and 1994, respectively.
     The Company has research and experimentation tax credit carryforwards of $536,000 and $158,000 for federal and state tax purposes respectively. These carryforwards expire in the periods ending 2007 through 2010. The Company has a net operating loss carryforward for state income tax purposes of approximately $3,000,000 which expires in 1999.


7.   CAPITALIZED SOFTWARE COSTS

Software costs at October 31, 1995 and 1994 comprise the following:


                                                 1995                 1994
-------------------------------------------------------------------------------
Purchased software                           $  195,000          $   165,409
Internally developed software                 1,521,967              200,334
                                           ------------          -----------
                                              1,716,967              365,743
Less accumulated amortization                    60,548              135,743
                                           ------------          -----------
                                           $  1,656,419          $   230,000
                                           ------------          -----------
                                           ------------          -----------

The Company capitalized $120,000 and $75,000 of purchased software costs in 1995 and 1994, respectively. Additionally, $1,366,967 and $155,000 of internally developed software costs were capitalized in 1995 and 1994, respectively. Amortization of capitalized software costs totaled $60,548, $135,743 and $91,878 for the years ended October 31, 1995, 1994 and 1993, respectively.


8.  COMMITMENTS

The Company leases all its buildings under noncancelable operating leases which expire at various dates through the year 2006. Future minimum lease payments under all operating leases with initial or remaining noncancelable lease terms in excess of one year at October 31, 1995 are as follows:


     Year ending October 31:
          1996                                       $    849,749
          1997                                            776,870
          1998                                            765,503
          1999                                            756,092
          2000                                            728,804
          Thereafter                                    3,460,166
                                                     ------------
             Total minimum lease payments            $  7,337,184
                                                     ------------
                                                     ------------

Under the terms of the San Ramon, California building lease, rent includes the lessor's operating costs. The building lease also includes two five-year renewal options at market rates as defined by the lease.
  Rent expense under all operating leases for the years ended October 31, 1995, 1994 and 1993 was $794,700, $786,513 and $840,676, respectively.


9.   STOCK OPTION AND STOCK PURCHASE PLANS

The Company has two employee stock option plans: a 1987 nonqualified plan and a 1984 incentive plan. Shares of common stock reserved under the plans are pooled and aggregated to 930,000 shares (830,000 shares as of October 31, 1994). Stock options granted under employee plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over this period and have exercise prices reflecting market value at the date of grant.

     Additionally, in 1991, shareholders approved a "Non-Employee Director Stock Option Plan" (the Plan). Common stock reserved for issuance under the Plan, as amended in fiscal 1994, allows for the issuance of 140,000 shares of stock to nonemployee directors. Options granted under the plan vest over a four-year period and expire five years after the date of grant and have exercise prices reflecting market value at the date of grant.

     At October 31, 1995 and 1994, 94,928 and 233,333 shares, respectively, were available for stock option grants under the employee plans, and 74,000 and 94,000 shares, respectively, were available for grant under the Non-Employee Director Plan.

A summary of the activity under the stock option plans is set forth below:


                                                                                                           1992 Non-Employee
                                  1987 Nonqualified                      1984 Incentive                         Directors
                                  Stock Option Plan                     Stock Option Plan                  Stock Option Plan
                               ---------------------------------------------------------------------------------------------------
                                                 Exercise                             Exercise                          Exercise
                                Shares            Price               Shares           Price             Shares          Price
----------------------------------------------------------------------------------------------------------------------------------
   Outstanding at
      October 31, 1992         203,864         $2.97 - 13.75         60,258        $2.50 - 5.00         20,000       $5.25 - 11.88
   Granted                      75,382          9.25 - 17.25            ---                 ---          4,000               13.00
   Terminated                   (2,501)         3.75 - 10.50            ---                 ---            ---                 ---
   Exercised                   (20,756)         2.97 -  6.50        (49,700)        2.50 - 5.00            ---                 ---
                               ---------------------------------------------------------------------------------------------------


   Outstanding at
      October 31, 1993         255,989          3.75 - 17.25         10,558         2.50 - 5.00         24,000        5.25 - 13.00
   Granted                      78,931          5.50 - 12.50            ---                 ---         20,000                8.50
   Terminated                  (15,093)         7.13 - 10.50            ---                 ---            ---                 ---
   Exercised                    (3,901)         4.53 -  5.50        (10,558)        3.75 - 5.00         (3,750)               5.25
                               ---------------------------------------------------------------------------------------------------

   Outstanding at
      October 31, 1994         315,926          3.75 - 17.25            ---                 ---         40,250        5.25 - 13.00
   Granted                     275,907          7.50 - 14.50            ---                 ---         20,000                9.50
   Terminated                  (37,502)         7.00 - 14.50            ---                 ---            ---                 ---
   Exercised                   (21,543)         3.75 - 13.25            ---                 ---            ---                 ---
                               ---------------------------------------------------------------------------------------------------

   Outstanding at
      October 31, 1995         532,788         $4.13 - 17.25            ---                 ---         60,250       $5.25 - 13.00
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------

   Exercisable at
      October 31, 1995         147,339         $4.13 - 17.25            ---                 ---         22,250       $5.25 - 13.00
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------

     The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 100,000 shares of common stock have been reserved for issuance. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the stock's fair market value at specified dates. At October 31, 1995, 156 employees were eligible to participate in the Purchase Plan and 51,851 common shares were available for issuance. In fiscal year 1995, 1994 and 1993, 17,869, 11,502 and 12,745 shares were issued under the Purchase Plan, respectively.


10.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company contributes a percentage of income before income taxes into an employee savings and investment plan. The percentage is determined annually by the board of directors. The Company makes matching payments of 50 percent of each employee's contribution up to three percent of employees' earnings. Additional contributions to the savings and investment plan are payable annually, vest over five years and cover substantially all employees who have been with the Company at least one year.

     For the years ended October 31, 1995, 1994 and 1993, total expense under the above program and plan was $202,228, $169,116 and $442,796, respectively.

11.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for doubtful accounts for potential credit losses, and actual bad debt losses have not been material and have not exceeded management's expectations. Trade accounts receivable are recorded net of allowance for doubtful accounts of $130,000 and $100,000, at October 31, 1995 and 1994, respectively.

     Sales to individual customers in excess of 10 percent of net sales of the Company included sales to America Online and Tandem Computers of $3,062,000 and $2,785,000, respectively, in fiscal 1995. Sales to Cisco Systems and G.E. Capital Spacenet Services, respectively, accounted for $4,635,000 and $2,526,000 of revenues in fiscal 1994 and $9,586,000 and $4,083,000 in fiscal 1993. International sales accounted for 11% of total revenues during fiscal 1995.


12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company has amended its financial statements for the three months ended April 30, 1995 to reflect a $650,000 writedown of capitalized software costs. This adjustment resulted from the capitalization of products that either did not achieve technological feasibility or were subsequently discontinued. The effect of this adjustment was to increase the second quarter net loss by $474,000, or $.23 per share.
     The Company's fiscal 1994 fourth quarter reflects a $153,000 tax benefit as a result of the Company's amendment of its prior years' tax filings to adjust its research and development tax credits claimed.


(in thousands except              First         Second     Third       Fourth
  per share amounts)             Quarter        Quarter   Quarter      Quarter
-------------------------------------------------------------------------------
       1995:
         Net sales                $5,115         $4,768    $4,584      $4,901
         Gross profit              2,910          2,418     2,174       2,299
         Net loss                   (250)        (1,583)   (1,245)     (1,490)
         Net loss per share        $(.12)         $(.77)    $(.60)      $(.72)

       1994:
         Net sales                $5,067         $5,627    $6,086      $5,556
         Gross profit              2,784          3,222     3,468       3,024
         Net income                  288            544       411          93
         Net income per share       $.14           $.26      $.20        $.04

13.  SUBSEQUENT EVENT

In November 1995, the Company's Board of Directors approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized shares of common and preferred stock to 10,000,000 and 2,000,000 shares, respectively.

                                    SBE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 1995, 1994, AND 1993



           Column A                                Column B            Column C         Column D        Column E
           ---------                               --------            --------         --------        --------
                                                  Balance at           Additions                         Balance
                                                   Beginning       Charged to costs                      End of
          Description                              of Period         and expenses    Deductions (a)      Period
---------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1995
Allowance for Doubtful Accounts                      100,000            32,590            (2,590)       130,000
Allowance for Obsolete Inventory                     272,677           486,991          (228,654)       531,014
Allowance for Warranty Claims                         96,016            52,608           (43,730)       104,894
Allowance for the deferred tax asset                 178,626           769,374                 0        948,000

YEAR ENDED OCTOBER 31, 1994

Allowance for Doubtful Accounts                      150,986                 0           (50,986)       100,000
Allowance for Obsolete Inventory                     277,735           311,816          (316,874)       272,677
Allowance for Warranty Claims                        123,042            65,392           (92,418)        96,016
Allowance for the deferred tax asset                       0           178,626                 0        178,626

YEAR ENDED OCTOBER 31, 1993

Allowance for Doubtful Accounts                      124,030            30,000            (3,044)       150,986
Allowance for Obsolete Inventory                     296,183           598,838          (617,286)       277,735
Allowance for Warranty Claims                         95,404           149,053          (121,415)       123,042


(a) Deductions represent activity charged to related asset or liability account.