Form 10-Q
period 1996-01-31
SBE INC
filed 1996-03-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] Quarterly report pursuant to section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                For the quarterly period ended January 31, 1996

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

                       Yes   X   No

The number of shares of Registrant's Common Stock outstanding as of February 29, 1996 was 2,114,441.

                                   SBE, INC.

                      INDEX TO JANUARY 31, 1996 FORM 10-Q



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     January 31, 1996 and October 31, 1995                       3

  Condensed Consolidated Statements of Operations for the
     three months ended January 31, 1996 and 1995                4

  Condensed Consolidated Statements of Cash Flows for the
     three months ended January 31, 1996 and 1995                5

  Notes to Condensed Consolidated Financial Statements           6


  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8


PART II   Other Information

  Items 1, 2, 3, 4, 5, and 6                                    12


SIGNATURES                                                      13

Part I.  Financial Information
  Item 1.  Financial Statements

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     January 31, 1996 and October 31, 1995
                                (In thousands)
                                                         January 31, October 31,
                                                             1996        1995
                                                          (Unaudited)
                                                            -------     -------
                ASSETS
Current assets:
 Cash and cash equivalents                                  $   946     $   857
 Trade accounts receivable, net                               2,147       3,388
 Inventories                                                  3,390       2,611
 Income tax receivable                                            9       1,836
 Deferred income taxes                                          225         225
 Other                                                          430         378
                                                            -------     -------
     Total current assets                                     7,147       9,295

Property, plant and equipment, net                            3,190       3,330
Deferred income taxes                                           654         654
Capitalized software costs, net                               1,535       1,656
Other                                                            43          42
                                                            -------     -------
     Total assets                                           $12,569     $14,977
                                                            =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                                     $   374     $   941
 Other accrued expenses                                         490         710
                                                            -------     -------
     Total current liabilities                                  864       1,651

Deferred tax liabilities                                        879         879
Deferred rent                                                   436         339
                                                            -------     -------
     Total liabilities                                        2,179       2,869
                                                            -------     -------

Shareholder's equity:
 Common stock                                                 7,951       7,680
 Retained earnings                                            2,439       4,428
                                                            -------     -------
     Total shareholders' equity                              10,390      12,108
                                                            -------     -------
     Total liabilities and shareholders' equity             $12,569     $14,977
                                                            =======     =======

                          See accompanying notes

                                 SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three months ended January 31, 1996 and 1995
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                              1996        1995
                                                            -------     -------
Net sales                                                   $ 3,993     $ 5,115

Cost of sales                                                 2,334       2,205
                                                            -------     -------
   Gross profit                                               1,659       2,910

Product research and development                              1,525       1,585

Sales and marketing                                           1,209         766

General and administrative                                      920       1,025
                                                            -------     -------
   Total operating expenses                                   3,654       3,376
                                                            -------     -------
   Operating loss                                            (1,995)       (466)

Nonoperating income, net                                          6         120
                                                            -------     -------
   Loss before income taxes                                  (1,989)       (346)

Income tax benefit                                              ---         (96)
                                                            -------     -------
   Net loss                                                 $(1,989)    $  (250)
                                                            =======     =======

Net loss per common share                                   $ (0.95)    $ (0.12)
                                                            =======     =======

Weighted average common shares                                2,088       2,035
                                                            =======     =======

                          See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended January 31, 1996 and 1995
                                (In thousands)
                                  (Unaudited)
                                                              1996        1995
                                                            --------    --------
Cash flows from operating activities:
  Net loss                                                  $(1,989)    $  (250)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                              491         272
     Other                                                        3         ---
     Changes in assets and liabilities:
       Decrease in trade accounts receivable                  1,241         194
       Increase in inventories                                 (778)       (152)
       Decrease in income tax recoverable                     1,827         ---
       Increase in other assets                                 (53)        (85)
       (Decrease) increase in trade accounts payable           (567)        190
       Decrease in other liabilities                           (124)        (99)
                                                            -------     -------
          Net cash provided by operating activities              51          70
                                                            -------     -------

Cash flows from investing activities:
  Purchases of property and equipment                          (216)       (559)
  Acquisition of capitalized software                           (17)       (503)
  Purchase of investments                                       ---         (95)
                                                            -------     -------
          Net cash used by investing activities                (233)     (1,157)
                                                            -------     -------

Cash flows from financing activities:
  Proceeds from borrowing on bank facilities                    ---         500
  Proceeds from stock plans                                     271           2
                                                            -------     -------
          Net cash provided by financing activities             271         502
                                                            -------     -------

       Net increase (decrease) in cash and cash equivalents      89        (585)

Cash and cash equivalents at beginning of period                857       2,566
                                                            -------     -------
Cash and cash equivalents at end of period                  $   946     $ 1,981
                                                            =======     =======

                          See accompanying notes

                                   SBE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended January 31, 1996, are not necessarily indicative of expected results for the full 1996 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1995 Annual Report to Shareholders.


2.   Inventories:

Inventories comprise the following (in thousands):

                                       January 31,  October 31,
                                           1996        1995
                                       -----------  -----------
         Finished goods                  $1,096       $  841
         Subassemblies                      159          299
         Parts and materials              2,135        1,471
                                         ------       ------
                                         $3,390       $2,611
                                         ======       ======


3.   Net Loss Per Common Share:

Net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options.

4.   Bank Facility:

On May 23, 1995, the Company entered into a $4,000,000 revolving working capital line of credit agreement which expires on April 30, 1996. The agreement was modified on January 17, 1996. Borrowings under the line of credit, as modified, bear interest at the bank's prime rate plus one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 70 percent of adjusted accounts receivable balances, and the Company is required to maintain minimum tangible net worth of $7.0 million, a minimum debt ratio of 0.7:1.0, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.0:1.0, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of January 31, 1996, there were no borrowings outstanding under the line of credit.


5.   Reclassifications:

Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation.

                                   SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations


The Company's sales are dependent upon a customer base that is highly concentrated, and consequently the timing of significant orders from major
customers  causes the Company's operating results to fluctuate.   The  Company,
over the last 18 months, has invested significant resources in the development of new products and sales channels, and in September 1995 the Company began shipping the netXpand(TM) family of remote internetworking products. The Company expects that sales of netXpand products may reduce the concentration of its customer base and provide significant sales growth as the Company develops its sales channels. There are numerous risks associated with the sale of netXpand products, and therefore the Company cannot determine whether or not it will be successful in the distribution of netXpand products. Primarily as a result of this investment in netXpand products and due to decreased sales of computer board communications products attributable to the decline in business with Cisco Systems and America Online, the Company has incurred substantial operating losses in fiscal 1995 and in the first quarter of 1996.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal quarters ended January 31, 1996 and 1995. These operating results are not necessarily indicative of Company's operating results for any future period.

                                           Quarter Ended
                                            January 31,
                                           1996     1995
                                           ----     ----
Net sales                                   100%     100%
Cost of sales                                58       43
                                           ----     ----
         Gross profit                        42       57
                                           ----     ----
Operating expenses:
    Product research and development         39       31
    Sales and marketing                      30       15
    General and administrative               23       20
                                           ----     ----
          Total operating expenses           92       66
                                           ----     ----
  Operating loss                            (50)      (9)
                                           ----     ----
Nonoperating income, net                      0        2
  Loss before taxes                         (50)      (7)
Income tax benefit                            0       (2)
                                           ----     ----
  Net loss                                  (50)      (5)
                                           ====     ====

Net Sales

Net sales for first quarter 1996 were $4.0 million, a 22 percent decrease from fiscal 1995. This decrease was primarily attributable to a $1.4 million decrease in sales to America Online. This decline was partially offset by sales of netXpand products. Sales of netXpand products increased to 12 percent of fiscal 1996 first quarter sales from no sales a year before, although such sales were slower than expected. Sales to Tandem Computers represented 28 percent of net first quarter fiscal 1996 sales. There were no sales to America Online in first quarter 1996. Sales to America Online and Tandem Computers, respectively, represented 27 and 14 percent of sales in first quarter 1995. The Company expects to experience fluctuation in computer board product sales as large customers' needs change.

Gross Profit

Gross profit as a percentage of sales decreased to 42 percent in the first quarter of 1996 from 57 percent in the first quarter of 1995. The decrease from fiscal 1995 to fiscal 1996 was primarily attributable to higher manu-facturing overhead costs incurred in connection with expanding manufacturing capacity and additional capitalized software amortization related to the netXpand products. The manufacturing overhead costs included the cost of leasing additional high speed placement and testing equipment. The Company believes this equipment will significantly increase manufacturing capacity and reduce production cycle time, leading to lower cost of sales as a percentage of net sales as production volumes increase for the netXpand product line. However, there can be no assurance that the Company will be successful in increasing volume sufficiently to offset the increased overhead costs.

Product Research and Development

Product research and development expenses net of capitalized software costs decreased to $1.5 million for the first fiscal quarter of 1996 from $1.6 million for the first fiscal quarter of 1995. The decrease in product research and development expenses was primarily attributable to decreased consulting costs and contract professional expenses relating to development of the netXpand product line, as initial netXpand product development was completed prior to the first fiscal quarter of 1996. The Company capitalized no internal software development costs in the first fiscal quarter of 1996. This compares to $503,000 of software development costs capitalized in the first fiscal quarter of 1995, in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software costs are amortized over a three year period. Contractual reimbursements under joint development contracts are accounted for as a reduction of product research and development expenses. The Company received no such reimbursements in the first quarter of 1996, compared to $51,000 of reimbursements in the first quarter of 1995. The Company does not expect any significant reimbursements in the future. The Company expects that product research and development expenses will continue at a similar level in absolute dollars as it continues to expand and improve its remote LAN access product line and enhance its traditional board-level product lines. However, the Company may be required to reduce product research and development expenses if it is not successful in the sales of its netXpand product line.

Sales and Marketing

Sales and marketing expenses for the first quarter of 1996 were $1.2 million, a 58 percent increase from the same period of fiscal 1995. This increase was primarily attributable to expansion of the Company's worldwide sales operations to support the netXpand product line. The expansion included hiring additional sales and marketing and technical support personnel and implementing new advertising programs. The Company expects sales and marketing expenses as a percentage of net sales to decrease as sales of the netXpand products increase. If the Company is not successful in increasing sales of netXpand products it may be required to reduce sales and marketing expenses.

General and Administrative

General and administrative expenses decreased 10 percent to $920,000 for the first quarter of fiscal 1996. The decrease from fiscal 1995 to fiscal 1996 was primarily attributable to lower consulting fees related to general business planning. If the Company is not successful in increasing sales of netXpand products it may be required to reduce general and administrative expenses.

Nonoperating Income, Net

Interest income, net, decreased in the first quarter of fiscal 1996 from fiscal 1995 due to lower investment balances.

Income Taxes

The Company did not record any provision or benefit for taxes for the first quarter of fiscal 1996, as the Company is unable to carry back and realize the benefit of current operating losses. The Company has increased its valuation allowance in the first quarter of fiscal 1996 primarily to offset the deferred tax assets resulting from the first quarter operating losses. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets could be realized.

Net Loss

As a result of the factors discussed above, the Company recorded a net loss of $2.0 million in the first quarter of fiscal 1996 and a net loss of $250,000 for the same period of fiscal 1995.

Liquidity and Capital Resources

At January 31, 1996, the Company had cash and cash equivalents of $946,000, as compared to $857,000 at October 31, 1995. During the first quarter of fiscal 1996, $51,000 of cash was provided by operating activities, principally as a result of a $1.8 million refund of federal income taxes and a $1.2 million reduction in accounts receivable, offset principally by operating losses, a decrease in accounts payable, and an increase in inventories due to lower-than-expected sales of netXpand products. Inventories in the first quarter of fiscal 1996 increased $778,000, primarily due to increases in netXpand product materials. Working capital at January 31, 1996, was $6.3 million, as compared to $7.6 million at October 31, 1995.

In the first quarter of fiscal 1996 the Company purchased $216,000 of fixed assets, consisting primarily of computer and manufacturing equipment, compared to $559,000 for the same period of fiscal 1995. The Company expects capital expenditures during fiscal 1996 to decrease from fiscal 1995 levels because the Company's current facilities were expanded in 1995 to meet production levels anticipated through fiscal 1996.

The Company received $271,000 of proceeds from employee stock option and stock purchase plans. Cash flow from employee stock option exercises and stock purchase plans is subject to significant fluctuations depending upon numerous factors including the market price of the Company's common stock and the timing of employee stock option expirations.

On May 22, 1995, the Company signed a loan agreement for a $4.0 million revolving line of credit for working capital purposes that expires on April 30, 1996. The agreement was modified on January 17, 1996. Borrowings under the modified credit line bear interest at the bank's prime rate plus one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 70 percent of adjusted accounts receivable balances, and the Company is subject to certain financial covenants, including the maintenance of minimum tangible net worth of $7.0 million and a minimum debt ratio of 0.7:1.0. On January 31, 1996, the Company had no balance outstanding under its revolving line of credit. The Company is currently negotiating with its lender to extend the term of its line of credit and modify some of the financial covenants. The Company believes that it will be successful in modifying and extending the line of credit. The Company is currently in compliance with the covenants of the credit line and believes that it will be able to borrow sufficient funds to meet short-term operating requirements in the second quarter of fiscal 1996.

Based on the current operating plan, the Company anticipates that cash and cash equivalents, credit facilities and lease lines will be sufficient to meet short-term operating requirements. The Company must obtain additional working capital in 1996 to support its expansion of the netXpand product line. Additional working capital would be used to support accounts receivable and inventory growth, research and development activities, geographic sales expansion and licensing of technology. The Company expects to seek additional capital in the first half of fiscal 1996 through the sale of equity securities. If the Company is unsuccessful in the sale of equity securities it will initially scale back its efforts to gain additional market penetration for its netXpand product and reduce its development of netXpand and communications controller products. The Company may also need to seek alternative sources of financing, including debt. There can be no assurance that the Company will be successful in obtaining additional working capital or in expanding its netXpand business.

                                   SBE, INC.

Part II        Other information


Items 1, 2, 3, 4 and 5

The above items have been omitted as inapplicable.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

  (a) Exhibits - EX-27 - Financial Data Schedule

  (b) The Registrant did not file any reports on Form 8-K during the quarter ended January 31, 1996.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 12, 1996.


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