Form 10-Q
period 1996-04-30
SBE INC
filed 1996-06-14
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] Quarterly report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 1996

       [  ]   Transition report pursuant to section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

              For the transition period from _______ to ________


                         Commission file number 0-8419

                                   SBE, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

                      California                  94-1517641
             _______________________________   __________________
             (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)   Identification No.)


             4550 Norris Canyon Road, San Ramon, California 94583
             _____________________________________________________
             (Address of principal executive offices and zip code)

                                (510) 355-2000
             ____________________________________________________
             (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X   No

The number of shares of Registrant's Common Stock outstanding as of June 3, 1996 was 2,127,890.

                                   SBE, INC.

                       INDEX TO APRIL 30, 1996 FORM 10-Q



PART I    Financial Information


  Item 1 Financial Statements

  Condensed Consolidated Balance Sheets as of
     April 30, 1996 and October 31, 1995                       3

  Condensed Consolidated Statements of Operations for the
     three and six months ended April 30, 1996 and 1995        4

  Condensed Consolidated Statements of Cash Flows for the
     six months ended April 30, 1996 and 1995                  5

  Notes to Condensed Consolidated Financial Statements         6


  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   8


PART II   Other Information

  Items 1, 2, 3 and 5                                         13

  Item 4 Submission of Matters to a Vote of Security Holders  13

  Item 6 Exhibits and Reports on Form 8-K                     14


SIGNATURES                                                    15

EXHIBIT                                                       16

Part I.  Financial Information
  Item 1.  Financial Statements

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 30, 1996 and October 31, 1995
                                (In thousands)
                                                  April 30, October 31,
                                                    1996       1995
                                                  --------  --------
                                                 (Unaudited)
                ASSETS
Current assets:
 Cash and cash equivalents                        $    261  $    857
 Trade accounts receivable, net                      1,700     3,388
 Inventories                                         3,322     2,611
 Income tax receivable                                   9     1,836
 Other                                                 518       603
                                                  --------  --------
     Total current assets                            5,810     9,295

Property, plant and equipment, net                   2,968     3,330
Capitalized software costs, net                        689     1,656
Other                                                  697       696
                                                  --------  --------
     Total assets                                 $ 10,164  $ 14,977
                                                  ========  ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                           $    802  $    941
 Customer advances                                     997       ---
 Other accrued expenses                                538       710
                                                  --------  --------
     Total current liabilities                       2,337     1,651

Deferred liabilities                                 1,320     1,218
                                                  --------  --------
     Total liabilities                               3,657     2,869
                                                  --------  --------

Shareholder's equity:
 Common stock                                        7,983     7,680
 Retained (deficit) earnings                        (1,476)    4,428
                                                  --------  --------
     Total shareholders' equity                      6,507    12,108
                                                  --------  --------
     Total liabilities and shareholders' equity   $ 10,164  $ 14,977
                                                  ========  ========

                            See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and six months ended April 30, 1996 and 1995
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                Three months ended    Six months ended
                                     April 30,            April 30,
                                  1996      1995       1996      1995
                               --------  --------   --------  --------
Net sales                      $  2,662  $  4,768   $  6,656  $  9,883

Cost of sales                     1,810     2,350      4,144     4,554
                               --------  --------   --------  --------
   Gross profit                     852     2,418      2,512     5,329

Product research and development  1,463     2,343      2,989     3,928

Sales and marketing               1,404     1,229      2,613     1,996

General and administrative          867     1,029      1,787     2,055

Restructuring costs                 255       ---        255       ---

Writedown of software costs         794       ---        794       ---
                               --------  --------   --------  --------
   Total operating expenses       4,783     4,601      8,438     7,979
                               --------  --------   --------  --------
   Operating loss                (3,931)   (2,183)    (5,926)   (2,650)

Interest income, net                 16        17         22       138
                               --------  --------   --------  --------
   Loss before income taxes      (3,915)   (2,166)    (5,904)   (2,512)

Income tax benefit                  ---       583        ---       680
                               --------  --------   --------  --------
   Net loss                    $ (3,915) $ (1,583)  $ (5,904) $ (1,832)
                               ========  ========   ========  ========
Net loss per common share      $  (1.85) $  (0.77)  $  (2.81) $  (0.90)
                               ========  ========   ========  ========
Weighted average common shares    2,116     2,047      2,102     2,044
                               ========  ========   ========  ========

                            See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended April 30, 1996 and 1995
                                (In thousands)
                                  (Unaudited)
                                                       1996       1995
                                                    --------   --------
Cash flows from operating activities:
  Net loss                                          $ (5,904)  $ (1,832)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                       904        581
     Writedown of capitalized software                   794        ---
     Other                                                 3        ---
     Changes in assets and liabilities:
       Decrease in trade accounts receivable           1,688         84
       Increase in inventories                          (711)      (426)
       Decrease in income tax recoverable              1,827        ---
       Increase (decrease) in other assets                84       (814)
       Decrease in trade accounts payable               (139)      (138)
       Increase in customer advances                     997        ---
       (Increase) decrease in other liabilities          (70)       119
                                                    --------   --------
          Net cash used by operating activities         (527)    (2,426)
                                                    --------   --------

Cash flows from investing activities:
  Purchases of property and equipment                   (332)    (1,372)
  Proceeds from sale of fixed assets                       2        ---
  Acquisition of capitalized software                    (42)      (349)
  Proceeds from sale of investments                      ---      1,400
                                                    --------   --------
          Net cash used by investing activities         (372)      (321)
                                                    --------   --------

Cash flows from financing activities:
  Proceeds from stock plans                              303         76
                                                    --------   --------
          Net cash provided by financing activities      303         76
                                                    --------   --------

       Net decrease in cash and cash equivalents        (596)    (2,671)

Cash and cash equivalents at beginning of period         857      2,566
                                                    --------   --------
Cash and cash equivalents at end of period          $    261   $   (105)
                                                    ========   ========

                             See accompanying notes

                                   SBE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Interim Period Reporting:

The  condensed  consolidated financial statements of SBE, Inc. (the  "Company")
are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended April 30, 1996 are not necessarily indicative of expected results for the full 1996 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1995 Annual Report to Shareholders.


2.   Inventories:

Inventories comprise the following (in thousands):

                                      April 30,  October 31,
                                         1996       1995
                                      --------   --------
         Finished goods                 $1,160     $  841
         Subassemblies                      61        299
         Parts and materials             2,101      1,471
                                      --------   --------
                                        $3,322     $2,611
                                      ========   ========


3.   Net Loss Per Common Share:

Net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options.

4.   Bank Facility:

On May 23, 1995, the Company entered into a revolving working capital line of credit agreement. The agreement was modified on January 17, 1996 and on April 29, 1996. As modified, the agreement allows for a $2.0 million line of credit and expires on April 30, 1997. Borrowings under the line of credit bear interest at the bank's prime rate plus one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is subject to certain financial covenants, including the maintenance of minimum tangible net worth of $4.9 million, a minimum debt ratio of 0.90:1.00, a quick ratio of cash, investments, and receivables to current liabilities of not less than 0.55:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of April 30, 1996, there were no borrowings outstanding under the line of credit.


5.   Writedown of Software Costs:

The Company recorded a writedown of its capitalized software costs of $794,000 in the three months ended April 30, 1996. The carrying value of the asset was reduced due to the uncertainty of future realization of the asset, due to the slower than expected sales of netXpand(TM) products.


6.   Restructuring Costs:

In the three months ended April 30, 1996, the Company recorded $255,000 of restructuring costs, principally comprised of severance payment expenses, in connection with lower than expected sales.


7.   Reclassifications:

Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation.

                                   SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


The Company's sales are dependent upon a customer base that is highly concentrated, and consequently the timing of significant orders from major customers causes the Company's operating results to fluctuate. Over the last six quarters, the Company has invested significant resources in the development of new products and sales channels, and in September 1995 the Company began shipping the netXpand family of remote internetworking products. The Company expects that sales of netXpand products may reduce the concentration of its customer base and provide significant sales growth as the Company develops its sales channels. There are numerous risks associated with the sale of netXpand products, and therefore the Company cannot determine whether or not it will be successful in the distribution of netXpand products. Primarily as a result of this investment in netXpand products and due to decreased sales of computer board communications products attributable to the decline in business with America Online, the Company has incurred substantial operating losses in the first six months of fiscal 1996.

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended October 31, 1995.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three and six months ended April 30, 1996 and 1995. These operating results are not necessarily indicative of Company's operating results for any future period.

                                Three Months Ended        Six Months Ended
                                    April 30,                April 30,
                                  1996     1995             1996    1995
                                 -----    -----            -----   -----
Net sales                         100%     100%             100%    100%
Cost of sales                      68       49               62      46
                                 -----    -----            -----   -----
  Gross profit                     32       51               38      54
                                 -----    -----            -----   -----
 Product research and development  55       49               45      40
 Sales and marketing               53       26               39      20
 General and administrative        33       22               27      21
 Restructuring costs               10      ---                4     ---
 Writedown of software costs       30      ---               12     ---
                                 -----    -----            -----   -----
  Total operating expenses        180       97              127      81
                                 -----    -----            -----   -----
  Operating loss                 (147)     (46)             (89)    (27)
Interest income, net                0        1                0       2
                                 -----    -----            -----   -----
  Loss before income taxes       (147)     (45)             (89)    (25)
Income tax benefit                  0      (12)               0      (5)
                                 -----    -----            -----   -----
  Net loss                       (147)%    (33)%            (89)%   (20)%
                                 =====    =====            =====   =====

Net Sales

Net sales for the three months ended April 30, 1996 were $2.7 million, a 44 percent decrease from the same period in 1995. This decrease was primarily attributable to a $1.3 million decrease in sales of board products to America Online. This decline was not offset by expected sales of netXpand products. Sales of netXpand products were not significant during the quarter as potential sales were delayed while the Company took steps to reorganize its sales organization to better access the small office/home office remote access and routing channels and markets. Sales for the six months ending April 30, 1996 were $6.7 million, down from $9.9 million for the same period of 1995, principally due to lower sales to America Online. Sales to PRC, Inc. and Tandem Computers represented 14 and 12 percent, respectively, of sales in the second quarter of fiscal 1996. Sales to America Online and Tandem Computers represented 27 and 14 percent, respectively, of sales in second quarter fiscal 1995. The Company expects to continue to experience fluctuation in computer board product sales as large customers' needs change.

Gross Profit

Gross profit as a percentage of sales decreased to 32 percent in the three months ended April 30, 1996 from 51 percent in the same period in 1995. Gross profit as a percentage of sales for the six months ending April 30, 1996 was 38 percent, down from 54 percent for the same period of 1995. The decreases for the three- and six-month periods were primarily attributable to higher manufacturing overhead costs incurred in connection with expanding manufacturing capacity and additional capitalized software amortization related to the netXpand products. The manufacturing overhead costs included the cost of leasing additional high-speed placement and testing equipment. The Company believes this equipment will significantly increase manufacturing capacity and reduce production cycle time, leading to lower cost of sales as a percentage of net sales to the extent production volumes increase for the netXpand product line. However, there can be no assurance that the Company will be successful in increasing volume sufficiently to offset the increased overhead costs.

Product Research and Development

Product research and development expenses decreased to $1.5 million for the three months ended April 30, 1996 from $2.3 million for the same period in 1995. Expenses for the three months ended April 30, 1995 included a $650,000 writedown of software costs previously capitalized. Product research and development costs for the six months ending April 30, 1996 decreased 24 percent from the same period of 1995. The decreases in the three and six months of 1996 were attributable to decreased consulting costs and contract professional expenses related to development of the netXpand product line, as well as lower development material cost. The Company capitalized no internal software development costs in the three months ended April 30, 1996 or in the same period in 1995. Capitalized software costs are amortized over a three-year period. Software amortization for the six months ended April 30, 1996 and 1995, respectively, was $215,000 and $31,000. Contractual reimbursements under joint development contracts are accounted for as a reduction of product research and development expenses. The Company received $57,000 of such reimbursements in the three months ended April 30, 1996, compared to $137,000 of reimbursements in the same period in 1995. The Company does not expect any significant reimbursements in the future. The Company expects that product research and development expenses will continue at a similar level in absolute dollars as it continues to expand and improve its netXpand product line and enhance its traditional board-level product lines. If the Company is not successful in increasing sales of netXpand products, it may be required to reduce spending for certain product research and development programs.

Sales and Marketing

Sales and marketing expenses for the three months ended April 30, 1996 were $1.4 million, a 14 percent increase from the same period in fiscal 1995. Sales and marketing expenses increased 24 percent for the six months ending April 30, 1996 from the same period of 1995. These increases were primarily attributable to the reorganization of the Company's worldwide sales operations to support the netXpand product line. The reorganization included recruiting a new vice president of sales, hiring additional sales and marketing and technical support personnel and implementing new advertising programs. The Company expects sales and marketing expenses as a percentage of net sales to decrease to the extent sales of the netXpand products increase. If the Company is not successful in increasing sales of netXpand products, it may be required to reduce spending for certain sales and marketing programs.

General and Administrative

General and administrative expenses for the three months ended April 30, 1996 were $867,000, a 16 percent decrease from the same period in 1995. General and administrative expenses decreased for the six months ending April 30, 1996 by 13 percent from the same period of 1995. The decreases were a result of staff reductions to lower overall administration expenses. If the Company is not successful in increasing sales of netXpand products, it may be required to take additional steps to reduce general and administrative expenses.

Restructuring Costs

During the three months ended April 30, 1996, the Company recorded $255,000 of restructuring costs, principally comprised of severance payment expenses, in connection with lower than expected sales.

Writedown of Software Costs

The Company recorded a writedown of its capitalized software costs of $794,000 in the three months ended April 30, 1996. The carrying value of the asset was reduced due to the uncertainty of future realization of the asset, due to the slower than expected sales of netXpand products.

Income Taxes

The Company did not record any provision or benefit for taxes for the three months ended April 30, 1996, as the Company is unable to carry back and realize the benefit of current operating losses. The Company has increased its valuation allowance in the three months ended April 30, 1996 to offset the deferred tax assets resulting from the second quarter operating losses. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets may be realized.

Net Loss

As a result of the factors discussed above, the Company recorded a net loss of $3.9 million in the three months ended April 30, 1996, as compared to a net loss of $1.6 million for the same period in fiscal 1995. The net loss for the six months ending April 30, 1996 was $5.9 million, as compared to a net loss of $1.9 million for same period of 1995.


Liquidity and Capital Resources

At April 30, 1996, the Company had cash and cash equivalents of $261,000, as compared to $857,000 at October 31, 1995. During the first six months of fiscal 1996, $527,000 of cash was used in operating activities, principally as a result of the $5.9 million loss, offset by an $1.8 million refund of federal income taxes, a $1.6 million reduction in accounts receivable, and a $1.0 million customer advance. Inventories for the first six months of fiscal 1996 increased $711,000, primarily due to increases in netXpand product materials and finished goods. Working capital at April 30, 1996, was $3.5 million, as compared to $7.6 million at October 31, 1995.

In the first six months of fiscal 1996 the Company purchased $332,000 of fixed assets, consisting primarily of computer and testing equipment, compared to $1.4 million for the same period of fiscal 1995. The Company expects capital expenditures during fiscal 1996 to decrease significantly from fiscal 1995 levels as the Company directs its resources to sales and marketing programs to expand netXpand sales.

The Company received $303,000 of proceeds from employee stock option and stock purchase plans in the first six months of fiscal 1996. Cash flow from employee stock option exercises and stock purchase plans is subject to significant fluctuations, depending upon numerous factors, including the market price of the Company's common stock and the timing of employee stock option expirations.

On May 22, 1995, the Company entered into a revolving working capital line of credit agreement. The agreement was amended in January and April 1996. As amended, the agreement allows for a $2.0 million line of credit for working capital purposes that expires on April 30, 1997. Borrowings under the amended credit line bear interest at the bank's prime rate plus one percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is subject to certain financial covenants, including the maintenance of minimum tangible net worth of $4.9 million, a minimum debt ratio of 0.90:1.00, a quick ratio of cash, investments, and receivables to current liabilities of not less than 0.55:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank. As of April 30, 1996, the Company had no balance outstanding under its revolving line of credit. During the third quarter of 1996, the Company may not meet certain quarterly covenants of the credit line and expects that it may be required to renegotiate certain terms to maintain the Company's credit facility. There is no assurance that the Company will be able to renegotiate the covenants under the credit line.

Based on the current operating plan, the Company anticipates that it will require additional working capital in excess of the working capital line of credit to meet short-term operating requirements. The additional working capital is required to support the expansion of sales of the netXpand product line through planned sales channel expansion and marketing programs as well as accounts receivable and inventory growth. The Company is currently seeking additional capital through the sale of equity securities. If the Company is unsuccessful in the sale of equity securities it will initially scale back its efforts to gain additional market penetration for its netXpand products and reduce its development of netXpand and communications controller products. The Company may also need to seek alternative sources of financing, including debt. There can be no assurance that the Company will be successful in obtaining additional working capital or in expanding its netXpand business.

                                   SBE, INC.

Part II        Other information


Items 1, 2, 3 and 5

The above items have been omitted as inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of shareholders of the Company was held on Tuesday, April 16, 1996, at 5:00 p.m. at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The shareholders approved the following five items:

     (i) Elected the following Directors to the Board:

                                 For      Withheld
                              ---------   --------
     Raimon L. Conlisk        1,878,208    39,004
     William R. Gage          1,878,025    39,187
     George E. Grega          1,878,506    38,706
     Harold T. Hahn           1,878,506    38,706
     William B. Heye, Jr.     1,854,547    62,665

     (ii) Approved the Company's 1987 Supplemental Stock Option Plan, as amended and restated, to increase the aggregate number of shares by 200,000 shares, to extend the term to January 17, 2006, and to permit the issuance of incentive stock options to employees of the Company. (For - 1,011,052; Against - 198,486; Abstain - 9,101; Broker Non-Votes - 698,573)

     (iii) Approved an amendment to the Company's Amended and Restated Articles of Incorporation to (a) increase the authorized number of shares of Common Stock from 6,000,000 shares to 10,000,000 shares; and (b) increase the authorized number of shares of Preferred Stock from 50,000 shares to 2,000,000 shares. (For - 1,076,034; Against - 150,900; Abstain - 16,534;
     Broker Non-Votes - 673,744)

     (iv) Approved the issuance and private sale of up to 1,500,000 shares of a new series of the Company's Preferred Stock. (For - 937,191; Against - 256,552; Abstain - 17,782; Broker Non-Votes - 705,687)

     (v) Ratified the selection of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending October 31, 1996. (For - 1,883,320; Against - 14,026; Abstain - 19,866)

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

  (a) Exhibits

      10.1 Modification to Loan & Security Agreement between the Company and Comerica Bank - California, dated April 29, 1996

      27.1  Financial Data Schedule

  (b) The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of June 14, 1996.


                                   SBE, Inc.
                                   Registrant





                                   /S/ Timothy J. Repp
                                   -------------------
                                   Timothy J. Repp
                                   Chief  Financial Officer, Vice President  of
                                   Finance  (Principal Financial and Accounting
                                   Officer)

Exhibit 10.1

Comerica Bank - California
1245 South Winchester Boulevard
San Jose, California 95128
(408) 244-1700


                   MODIFICATION TO LOAN & SECURITY AGREEMENT


    This Second Modification to Loan & Security Agreement (this "Modification") is entered into by and between SBE, INC. ("Borrower") and COMERICA BANK-CALIFORNIA ("Bank") as of this 29th day of April, 1996, at San Jose, California.


                                   RECITALS


    A. Bank and Borrower have previously entered into or are concurrently herewith entering into a Loan & Security Agreement (Accounts & Inventory) (the "Agreement") dated May 23, 1995.

    B. Borrower has requested, and Bank has agreed, to modify the Agreement as set forth below.


                                   AGREEMENT


   For good and valuable consideration, the parties agree as set forth below:

    Incorporation by Reference. The Agreement as modified hereby and Recitals are incorporated herein by this reference.


SECTION 1.5 "Borrowing  Base" as used in this Agreement means the sum  of:  (1)
            SEVENTY FIVE percent (75.00%) of the net amount of Eligible Accounts after deducting therefrom all payments, adjustments and credits applicable thereto (Accounts Receivable Borrowing Base"); and (2) the amount, if any, of the advances against Inventory agreed to be made pursuant to any Inventory Rider ("Inventory Borrowing Base"), or other rider, amendment or modification to this Agreement, that may now or hereafter be entered into by Bank and Borrower.


SECTION 1.12 "Eligible Accounts" means and includes those accounts of  Borrower which are due and payable within THIRTY (30) days, or less, from the date of invoice, have been validly assigned to Bank and strictly comply with all of Borrower's warranties and representations to Bank. Allow thirty (30%) concentration of Siemens and Tandem Computers. Allow seventy five (75%) advance on all foreign receivables covered by foreign credit insurance (subject to Bank approval of underwriter).

            Eligible Accounts shall not include the following: (a) accounts with respect to which the account debtor is an officer, employee, partner, joint venturer or agent of Borrower; (b) accounts with respect to which goods are placed on consignment, guaranteed sale or other terms by reason of which the payment by the account debtor may be conditional; (c) accounts with respect to which the account debtor is not a resident of the United States; (d) accounts with respect to which the account debtor is the United States or any department, agency or instrumentality of the United States; (e) accounts with respect to which the account debtor is any State of the United States or any city, county, town, municipality or division thereof; (f) accounts with respect to which the account debtor is a subsidiary of, related to, affiliated or has common shareholders, officers or directors with Borrower; (g) accounts with respect to which Borrower is or may become liable to the account debtor for goods sold or services rendered by the account debtor to Borrower; (h) accounts not paid by an account debtor within ninety (90) days from the date of invoice; (i) accounts with respect to which account debtors dispute liability or make any claim, or have any defense, crossclaim, counterclaim, or offset; (j) accounts with respect to which any insolvency Proceeding is filed by or against the account debtor, or if an account debtor becomes insolvent, falls or goes out of business; and (k) accounts owed by any single account debtor which exceed twenty percent (20%) of all of the Eligible Accounts; and (l) accounts with a particular account debtor on which over twenty-five (25%) of the aggregate amount owing is greater than ninety (90) days from the date of the invoice.


SECTION 2.1 Upon  the  request of the Borrower, made at any time and from  time to time during the term hereof, and so long as no Event of Default has occurred, Bank shall lend to Borrower an amount equal to the Borrowing Base; provided, however, that in no event shall Bank be obligated to make advances to Borrower under this Section 2.1 whenever the Daily Balance exceeds, at any one time, either the Borrowing Base or the sum of TWO MILLION AND NO/100 dollars ($2,000,000.00), such amount being referred to herein as "Overadvance".


SECTION 3.1 This  Agreement shall remain in full force and effect  until  April
            30, 1997, or until terminated by notice by Borrower. Notice of such termination by Borrower shall be effectuated by mailing of a registered or certified letter not less than thirty (30) days prior to the effective date of such termination, addressed to the Bank at the address set forth herein and the termination shall be effective as of the date so fixed in such notice. Notwithstanding the foregoing, should Borrower be in default of one or more of the provisions of this Agreement, Bank may terminate this Agreement at any time without notice. Notwithstanding the foregoing, should either Bank or Borrower become insolvent or unable to meet its debts as they mature, or fail, suspend, or go out of business, the other party shall have the right to terminate this Agreement at any time without notice. On the date of termination all Obligations shall become immediately due and payable without notice or demand; no notice of termination by Borrower shall be effective until Borrower shall have paid all Obligations to Bank in full. Notwithstanding termination, until all Obligations have been fully satisfied, Bank shall retain its security interest in all existing Collateral and Collateral arising thereafter, and Borrower shall continue to perform all of its Obligations.


SECTION 6.16(c) In addition  to the financial statements requested  above,  the
            Borrower agrees to provide Bank the following schedules:

            X  Accounts  Receivable Agings on a Monthly basis  within  15  days of month end. If borrowing, reporting will be required on a Weekly basis
            X  Accounts  Payable Agings on a Monthly basis within  30  days  of month end
            X  Borrowing  Base  Certificate on a Monthly basis within  15  days of month end. If borrowing, reporting will be required on a Weekly basis
            X  Accounts Receivable Audits on a Semi-annual basis

            X  Covenant Compliance Certificate on a Monthly basis

SECTION 6.17 Borrower  shall  maintain  the  following  financial  ratios   and
            covenants:

                (b) A Tangible Net Worth in an amount not less than $4,900,000.00 (Defined as minimum Tangible Net Worth less intangible assets (eg. Capitalized software costs and software) plus 100% of any new equity raised and 75% of net quarterly profits).

                (d) A quick ratio of cash plus securities plus Receivables to Current Liabilities of not less than 0.55:1.00 ( Defined as Cash plus A/R divided by Current Liabilities. Covenant to step up to 1.00:1.00 for the month ending November 30, 1996 and thereafter).

                (e) A ratio of Total Liabilities (less debt subordinated to Bank) to Tangible Effective Net Worth of less than 0.90:1.00 (Defined as Tangible Net Worth less intangible assets divided by Total Liabilities).

                (g) Maximum Net loss allowed for the third quarter ending July 31, 1996 is $750,000.00. Maximum net loss allowed for the fourth quarter ending October 31, 1996 is $150,000.00. Borrower is to be profitable quarterly on an operating and after tax basis thereafter with one loss quarter allowed per fiscal year not to exceed $250,000.00.

   Legal Effect. Except as specifically set forth in this Modification, all of the terms and conditions of the Agreement remain in full force and effect.




   Integration.   This is an integrated Modification and supersedes  all  prior
negotiations  and  agreements  regarding  the  subject  matter   hereof.    All
amendments hereto must be in writing and signed by the parties.


   IN WITNESS WHEREOF, the parties have agreed as of the date first set forth above.


SBE, INC.                               COMERICA BANK - CALIFORNIA

By:       /s/ Timothy J. Repp           By:       /s/ Mary Beth Suhr
                                                  Mary Beth Suhr
Title:    CFO, Vice President Finance   Title:    Vice President

By:       /s/ Wm. B. Heye

Title:    President, CEO