Form 10-Q
period 1996-07-31
SBE INC
filed 1996-09-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] Quarterly report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 1996

        [  ]   Transition report pursuant to section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

              For the transition period from _______ to ________


                         Commission file number 0-8419

                                   SBE, INC.
             _____________________________________________________
            (Exact name of registrant as specified in its charter)

                       California                    94-1517641
             _______________________________      _________________
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)     Identification No.)


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

                       Yes   X   No

The number of shares of Registrant's Common Stock outstanding as of September 11, 1996 was 2,232,750.

                                   SBE, INC.

                       INDEX TO JULY 31, 1996 FORM 10-Q



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     July 31, 1996 and October 31, 1995                           3

  Condensed Consolidated Statements of Operations for the
     three and nine months ended July 31, 1996 and 1995           4

  Condensed Consolidated Statements of Cash Flows for the
     nine months ended July 31, 1996 and 1995                     5

  Notes to Condensed Consolidated Financial Statements            6


  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8


PART II   Other Information

  Items 1, 2, 3, 4 and 5                                         14

  Item 6 Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                       15

Part I.  Financial Information
  Item 1.  Financial Statements

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 1996 and October 31, 1995
                                (In thousands)
                                                  July 31,    October 31,
                                                    1996         1995
                                                 (Unaudited)
                                                  --------     --------
                ASSETS
Current assets:
 Cash and cash equivalents                        $    (65)    $    857
 Trade accounts receivable, net                      1,804        3,388
 Inventories                                         3,218        2,611
 Income tax receivable                                   9        1,836
 Other                                                 426          603
                                                  --------     --------
     Total current assets                            5,392        9,295

Property, plant and equipment, net                   2,670        3,330
Capitalized software costs, net                        620        1,656
Other                                                  695          696
                                                  --------     --------
     Total assets                                 $  9,377     $ 14,977
                                                  ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                           $  1,053     $    941
 Customer advances                                   1,009          ---
 Other accrued expenses                                425          710
                                                  --------     --------
     Total current liabilities                       2,487        1,651

Deferred liabilities                                 1,319        1,218
                                                  --------     --------
     Total liabilities                               3,806        2,869
                                                  --------     --------
Shareholders' equity:
 Convertible preferred stock                         1,112          ---
 Common stock                                        8,068        7,680
 Retained earnings (accumulated deficit)            (3,609)       4,428
                                                  --------     --------
     Total shareholders' equity                      5,571       12,108
                                                  --------     --------
     Total liabilities and shareholders' equity   $  9,377     $ 14,977
                                                  ========     ========


                            See accompanying notes

                                         SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and nine months ended July 31, 1996 and 1995
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                   Three months ended  Nine months ended
                                        July 31,            July 31,
                                     1996      1995      1996      1995
                                   -------   -------   -------   -------
Net sales                          $ 2,909   $ 4,584   $ 9,565   $14,467

Cost of sales                        1,854     2,410     5,998     6,964
                                   -------   -------   -------   -------
   Gross profit                      1,055     2,174     3,567     7,503

Product research and development     1,232     1,712     4,221     5,640

Sales and marketing                  1,087     1,476     3,700     3,472

General and administrative             755       901     2,542     2,956

Restructuring costs                    ---       ---       255       ---

Writeoff of deferred offering costs    105       ---       105       ---

Writedown of software costs            ---       ---       794       ---
                                   -------   -------   -------   -------
   Total operating expenses          3,179     4,089    11,617    12,068
                                   -------   -------   -------   -------
   Operating loss                   (2,124)   (1,915)   (8,050)   (4,565)

Interest income (expense), net          (9)      (53)       13        85
                                   -------   -------   -------   -------
   Loss before income taxes         (2,133)   (1,968)   (8,037)   (4,480)

Income tax benefit                     ---       723       ---     1,403
                                   -------   -------   -------   -------
   Net loss                        $(2,133)  $(1,245)  $(8,037)  $(3,077)
                                   =======   =======   =======   =======

Net loss per common share          $ (1.00)  $ (0.60)  $ (3.81)  $ (1.50)
                                   =======   =======   =======   =======

Weighted average common shares       2,125     2,058     2,110     2,049
                                   =======   =======   =======   =======

                            See accompanying notes

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended July 31, 1996 and 1995
                                (In thousands)
                                  (Unaudited)
                                                              1996     1995
                                                            -------  -------
Cash flows from operating activities:
  Net loss                                                  $(8,037) $(3,077)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                            1,294      936
     Writedown of capitalized software                          794      ---
     Other                                                        5      ---
     Changes in assets and liabilities:
       Decrease in trade accounts receivable                  1,584      583
       Increase in inventories                                 (607)    (617)
       Decrease (increase) in income tax recoverable          1,827   (1,475)
       Decrease in other assets                                 178      155
       Increase in trade accounts payable                       112      206
       Increase in customer advances                          1,009      ---
       (Decrease) increase in other liabilities                (184)     178
                                                            -------  -------
          Net cash used by operating activities              (2,025)  (3,111)
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment                          (363)  (1,744)
  Proceeds from sale of fixed assets                              8      ---
  Acquisition of capitalized software                           (42)    (849)
  Proceeds from sale of investments                             ---    3,888
                                                            -------  -------
          Net cash (used) provided by investing activities     (397)   1,295
                                                            -------  -------
Cash flows from financing activities:
  Proceeds from sale of preferred stock                       1,112      ---
  Proceeds from stock plans                                     388      162
                                                            -------  -------
          Net cash provided by financing activities           1,500      162
                                                            -------  -------
       Net decrease in cash and cash equivalents               (922)  (1,654)

Cash and cash equivalents at beginning of period                857    2,566
                                                            -------  -------
Cash and cash equivalents at end of period                  $   (65) $   912
                                                            =======  =======

                            See accompanying notes

                                   SBE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Interim Period Reporting:

The condensed consolidated financial statements of SBE, Inc. (the "Company") are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter and the nine-month period ended July 31, 1996 are not necessarily indicative of expected results for the full 1996 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1995 Annual Report to Shareholders.


2.   Inventories:

Inventories comprise the following (in thousands):

                                        July 31,            October 31,
                                          1996                 1995
                                        -------              -------
         Finished goods                 $ 1,133              $   841
         Subassemblies                      185                  299
         Parts and materials              1,900                1,471
                                        -------              -------
                                        $ 3,218              $ 2,611
                                        =======              =======

3.   Net Loss Per Common Share:

Net loss per common share (LPS) was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. Common stock equivalents representing stock options, warrants and convertible preferred stock are excluded from the LPS calculation as any exercise or conversion would be antidilutive.

4.   Bank Facility:

As of July 31, 1996 the Company was in default on the minimum profitability covenant of its credit line, as amended. The Company has received a letter of forbearance from the Bank that provides for a revised credit limit of $1.0 million with borrowings limited to 65 percent of adjusted accounts receivable balances and for revised covenants. These revised covenants specify minimum monthly profitability levels, a tangible net worth of $4,375,000 and a minimum debt ratio of 1.0:1.0.

As of July 31, 1996, there were no borrowings outstanding under the credit line.


5.   Writeoff of deferred offering costs:

The Company recorded a charge of $105,000 during the quarter ended July 31, 1996 in connection with the retention of Prudential Securities to prepare for a planned sale of securities of the Company. The Company terminated its agreement with Prudential in July and engaged another investment banker to assist in a private placement of the Company's securities. See Note 6.


6.   Sale of Series A Preferred Stock:

On July 10, 1996 the Company raised net proceeds of $1.1 million through a private placement of 167 shares of its Series A Preferred Stock. Each share is convertible into the number of shares of SBE Common Stock equal to $7,500 divided by the lesser of $6.675 or 75 percent of the average closing bid price of the common stock for the five trading days prior to conversion. The stock, which is non-voting, is also entitled to cumulative dividends at the rate of $600 per share per annum. As of September 6, 1996, 54 shares of Series A Preferred Stock had been converted into 104,720 shares of common stock. In the event of any liquidation, including any consolidation or merger subsequent to which the existing shareholders of the company own less than 50 percent of the outstanding shares, the holders of Series A Preferred Stock shall be entitled to receive 150 percent of $6.675 for each share into which the Series A Preferred Stock is then convertible plus all accrued dividends in preference to any distribution to holders of common stock. In connection with this transaction the Company also issued warrants to purchase 93,703 shares of its Common Stock with an exercise price of $8.25 per share.


7.   Reclassifications:

Certain reclassifications have been made to the 1995 condensed consolidated financial statements to conform to the 1996 presentation.

                                   SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations


The Company's sales are dependent upon a customer base that is highly concentrated, and consequently the timing of significant orders from major customers causes the Company's operating results to fluctuate. Over the last seven quarters, the Company has invested significant resources in the development of new products and sales channels, and in September 1995 the Company began shipping the netXpand(R) family of remote internetworking products. The Company expects that sales of netXpand products may reduce the concentration of its customer base and provide sales growth as the Company develops its sales channels. There are numerous risks associated with the sale of netXpand products, and therefore the Company cannot determine whether or not it will be successful in the distribution of netXpand products. Primarily as a result of this investment in netXpand products and due to decreased sales of computer board communications products attributable to the decline in business with America Online and Siemens, the Company has incurred substantial operating losses in the first nine months of fiscal 1996. If the Company is not successful in increasing sales of netXpand products in the short term, it may be required to adjust its cost structure to reduce overall spending levels.

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended October 31, 1995.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three and nine months ended July 31, 1996 and 1995. These operating results are not necessarily indicative of the Company's operating results for any future period.

                                       Three Months Ended     Nine Months Ended
                                            July 31,              July 31,
                                          1996     1995         1996    1995
                                         -----    -----        -----   -----
Net sales                                 100 %    100 %        100 %   100 %
Cost of sales                              64       53           63      48
                                         -----    -----        -----   -----
         Gross profit                      36       47           37      52
                                         -----    -----        -----   -----
    Product research and development       42       37           44      39
    Sales and marketing                    37       32           39      24
    General and administrative             26       20           27      21
    Restructuring costs                   ---      ---            2     ---
    Writeoff of deferred offering costs     4      ---            1     ---
    Writedown of software costs           ---      ---            8     ---
                                         -----    -----        -----   -----
          Total operating expenses        109       89          121      84
                                         -----    -----        -----   -----
  Operating loss                          (73)     (42)         (84)    (32)
Interest income (expense), net              0       (1)           0       1
                                         -----    -----        -----   -----
  Loss before income taxes                (73)     (43)         (84)    (31)
Income tax benefit                          0       16            0      10
                                         -----    -----        -----   -----
  Net loss                                (73)%    (27)%        (84)%   (21)%
                                         =====    =====        =====   =====

Net Sales

Net sales for the three months ended July 31, 1996 were $2.9 million, a 37 percent decrease from the same period in 1995. This decrease was primarily attributable to a 48 percent decline in sales of board products, partially offset by sales of netXpand products. The decline in board products related to certain customers moving out their product requirements and to lower sales to certain large customers. Sales of netXpand products accounted for $595,000, or 20 percent of sales for the three months ended July 31, 1996. Net sales for the nine months ended July 31, 1996 were $9.6 million, down 34 percent from $14.5 million for the same period of 1995, principally due to lower sales to America Online and Siemens. Sales to Tandem Computers and one other customer represented 26 and 11 percent, respectively, of sales in the third quarter of fiscal 1996. Sales to Siemens represented 19 percent of sales in the third quarter of fiscal 1995. The Company expects to continue to experience fluctuation in computer board product sales as large customers' needs change.

Gross Profit

Gross profit as a percentage of sales decreased to 36 percent in the three months ended July 31, 1996 from 47 percent in the same period in 1995. Gross profit as a percentage of sales for the nine months ended July 31, 1996 was 37 percent, down from 52 percent for the same period of 1995. The decreases for the three- and nine-month periods were primarily attributable to decreased sales volume in relation to fixed manufacturing overhead costs and additional capitalized software amortization related to the netXpand products.

Product Research and Development

Product research and development expenses decreased 29 percent to $1.2 million for the three months ended July 31, 1996 from $1.7 million for the same period in 1995. Product research and development costs for the nine months ending July 31, 1996 decreased 25 percent from the same period of 1995. The decreases in the three and nine months of 1996 were attributable to decreased consulting costs and contract professional expenses related to development of the netXpand product line, as well as to lower development material cost. Also, expenses for the nine months ended July 31, 1995 included a $650,000 writedown of software costs previously capitalized. The Company capitalized no internal software development costs in the three or nine months ended July 31, 1996. Internal software development costs of $500,000 and $729,000 were capitalized in the three- and nine- month periods of 1995. Capitalized software costs are amortized over a three-year period. Software amortization for the three and nine months ended July 31, 1996, respectively, was $69,000 and $284,000. Software amortization for the three and nine months ended July 31, 1995 was $31,000. Contractual reimbursements under joint development contracts are accounted for as a reduction of product research and development expenses. The Company received $3,000 and $60,000 of such reimbursements in the three and nine months ended July 31, 1996, compared to $33,000 and $221,000 of reimbursements in the three- and nine-month periods in 1995. The Company does not expect any significant reimbursements in the future. The Company expects that product research and development expenses will continue at a similar level in absolute dollars as it continues to expand and improve its netXpand product line and enhance its traditional board-level product lines.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 1996 were $1.1 million, a 26 percent decrease from the same period in fiscal 1995. Sales and marketing expenses increased 7 percent for the nine months ending July 31, 1996 from the same period of 1995. The decrease for the three months was a result of reduced spending on trade shows and other marketing programs. The increase for the nine months was primarily attributable to the reorganization of the Company's worldwide sales operations to support the netXpand product line. The reorganization included recruiting a new vice president of sales, hiring additional sales and marketing and technical support personnel and implementing new advertising programs. The Company expects sales and marketing expenses as a percentage of net sales to decrease to the extent sales of the netXpand products increase.

General and Administrative

General and administrative expenses for the three months ended July 31, 1996 were $755,000, a 16 percent decrease from the same period in 1995. General and administrative expenses decreased for the nine months ending July 31, 1996 by 14 percent from the same period of 1995. The decreases were primarily a result of staff reductions to lower overall administration expenses.

Writeoff of Deferred Offering Costs

The Company recorded a charge of $105,000 during the quarter ended July 31, 1996 in connection with the retention of Prudential Securities to prepare for a planned sale of securities of the Company. The Company terminated its agreement with Prudential in July and engaged another investment banker to assist in a private placement of the Company's securities.

Restructuring Costs

During the quarter ended April 30, 1996, the Company recorded $255,000 of restructuring costs, principally comprised of severance payment expenses, in connection with lower than expected sales.

Writedown of Software Costs

The Company recorded a writedown of its capitalized software costs of $794,000 during the quarter ended April 30, 1996. The carrying value of the asset was reduced due to the uncertainty of future realization of the asset, due to the slower than expected sales of netXpand products.

Income Taxes

The Company did not record any provision or benefit for taxes for the three months ended July 31, 1996, as the Company is unable to carry back and realize the benefit of current operating losses. The Company has increased its valuation allowance in the three months ended July 31, 1996 to offset the deferred tax assets resulting from the third quarter operating losses. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets may be realized.

Net Loss

As a result of the factors discussed above, the Company recorded a net loss of $2.1 million in the three months ended July 31, 1996, as compared to a net loss of $1.2 million for the same period in fiscal 1995. The net loss for the nine months ended July 31, 1996 was $8.0 million, as compared to a net loss of $3.1 million for same period of 1995.

Liquidity and Capital Resources

At July 31, 1996, the Company had a cash deficit of $65,000, as compared to cash and cash equivalents of $857,000 at October 31, 1995. During the first nine months of fiscal 1996, $2.0 million of cash was used in operating activities, principally as a result of the $8.0 million loss, offset by an $1.8 million refund of federal income taxes, a $1.6 million reduction in accounts receivable, a $1.2 million depreciation charge, a $1.0 million customer advance and the $794,000 writedown of capitalized software. Inventories for the first nine months of fiscal 1996 increased $607,000, primarily due to increases in netXpand product materials and finished goods. Working capital at April 30, 1996, was $2.9 million, as compared to $7.6 million at October 31, 1995.

In the first nine months of fiscal 1996 the Company purchased $363,000 of fixed assets, consisting primarily of computer and testing equipment, compared to $1.7 million for the same period of fiscal 1995. No significant capital expenditures are planned in the fourth quarter of 1996.

On July 10, 1996 the Company raised net proceeds of $1.1 million through a private placement of 167 shares of its Series A Preferred Stock. Each share is convertible into the number of shares of SBE Common Stock equal to $7,500 divided by the lesser of $6.675 or 75 percent of the average closing bid price of the common stock for the five trading days prior to conversion. The stock, which is non-voting, is also entitled to cumulative dividends at the rate of $600 per share per annum. As of September 6, 1996, 54 shares of Series A Preferred Stock had been converted into 104,720 shares of common stock. In the event of any liquidation, including any consolidation or merger subsequent to which the existing shareholders of the company own less than 50 percent of the outstanding shares, the holders of Series A Preferred Stock shall be entitled to receive 150 percent of $6.675 for each share into which the Series A Preferred Stock is then convertible plus all accrued dividends in preference to any distribution to holders of common stock. In connection with this transaction the Company also issued warrants to purchase 93,703 shares of its Common Stock with an exercise price of $8.25 per share.

The Company received $388,000 of proceeds from employee stock option and stock purchase plans in the first nine months of fiscal 1996. Cash flow from employee stock option exercises and the stock purchase plan is subject to significant fluctuations, depending upon numerous factors, including the market price of the Company's common stock and the timing of employee stock option expirations.

On May 22, 1995, the Company entered into a revolving working capital line of credit agreement. The agreement was amended in January and April 1996. As amended, the agreement allowed for a $2.0 million line of credit for working capital purposes that expired on April 30, 1997. Borrowings under the amended credit line bore interest at the bank's prime rate plus one percent and were collateralized by accounts receivable and other assets. Borrowings were limited to 75 percent of adjusted accounts receivable balances, and the Company was subject to certain financial covenants, including the maintenance of minimum tangible net worth of $4.9 million, a minimum debt ratio of 0.90:1.00, a quick ratio of cash, investments, and receivables to current liabilities of not less than 0.55:1.00, and minimum quarterly profitability levels. The line of credit agreement also prohibited the payment of cash dividends without consent of the bank. As of July 31, 1996, the Company had no balance outstanding under its revolving line of credit.

As of July 31, 1996, the Company was in default on the minimum profitability covenant of the amended credit line. The Company has received a letter of forbearance from the Bank that provides for a revised credit limit of $1.0 million with borrowings limited to 65 percent of adjusted accounts receivable balances. The Company is also subject to minimum monthly profitability levels, a tangible net worth of $4,375,000 and a minimum debt ratio of 1.0:1.0. As of September 11, 1996, the Company had approximately $500,000 outstanding on the line of credit. The Company believes it was in compliance with the revised covenants as of August 31, 1996. There is no assurance that the Company will be able to obtain alternative sources of cash.

Based on the current operating plan, the Company anticipates that it will require additional working capital in excess of the working capital line of credit to meet short-term operating requirements. The additional working capital is required to support the expansion of sales of the netXpand product line through planned sales channel expansion and marketing programs as well as accounts receivable and inventory growth. The Company is currently seeking additional capital through the sale of equity securities. If the Company is unsuccessful in the sale of equity securities, it may seek alternative sources of financing, including debt, or it may reduce overall expense levels. There can be no assurance that the Company will be successful in obtaining additional working capital or in expanding its netXpand business.

                                   SBE, INC.

Part II        Other information


Items 1, 2, 3, 4 and 5

The above items have been omitted as inapplicable.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

  (a)     Exhibits

     (i)  4.1  Subscription Agreement for Series A Preferred Stock of the
               Company

     (i) 4.2 Certificate of Determination of Series A Preferred Stock of the Company

         27.1  Financial Data Schedule


  (b) The Registrant did not file any reports on Form 8-K during the quarter ended July 31, 1996.

          The Registrant has filed a report on Form 8-K dated August 29, 1996 regarding the issuance and sale of Series A Preferred Stock of the Company on July 10, 1996.

______________________________________________________________________________
(i) Filed as an exhibit to Report on Form 8-K dated August 29, 1996, and incorporated herein by reference.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of September 13, 1996.


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