Form 10-K
period 1996-10-31
SBE INC
filed 1997-01-29
CIK 87050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                 [Fee Required]

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
                                [No Fee Required]

                           Commission File No. 0-8419

                                    SBE, INC.
             (Exact name of Registrant as specified in its charter)
          California                                       94-1517641
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                               Number)

              4550 Norris Canyon Road, San Ramon, California 94583
              (Address of principal executive offices and Zip Code)
                                 (510) 355-2000
              (Registrant's Telephone Number, including Area Code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes /X/      No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The approximate aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price for the Registrant's Common Stock on December 31, 1996 as reported on the Nasdaq National Market, was approximately $8,007,704. Shares of Common Stock held by each executive officer, director and shareholder whose ownership exceeds five percent of Common Stock outstanding have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1996 was 2,479,920.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy statement for Annual Meeting of Shareholders scheduled for April 8, 1997 -- Part III


Exhibit Index on Page 23
Total Pages 59

                                    SBE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I

   Item 1   Business                                                         3
   Item 2   Properties                                                      13
   Item 3   Legal Proceedings                                               14
   Item 4   Submission of Matters to a Vote of Security Holders             14

PART II

   Item 5   Market for The Registrant's Common Equity
               and Related Shareholder Matters                              15
   Item 6   Selected Financial Data                                         15
   Item 7   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                16
   Item 8   Financial Statements and Supplementary Data                     20
   Item 9   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                       20

PART III

   Item 10  Directors and Executive Officers of the Registrant              21
   Item 11  Executive Compensation                                          22
   Item 12  Security Ownership of Certain Beneficial Owners
               and Management                                               22
   Item 13  Certain Relationships and Related Transactions                  22

PART IV

   Item 14  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                         23

SIGNATURES                                                                  26

SCHEDULE                                                                    41

EXHIBITS                                                                    42

                                     PART I


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS REPORT PARTICULARLY IN THE SECTIONS ENTITLED "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 1.     BUSINESS

SBE, Inc. (the "Company") develops, markets, sells and supports remote access internetworking products and high speed intelligent computer communications controllers that enable users to exchange data between computer systems. The Company's products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

Founded in 1961 as Linear Systems, Inc., the Company evolved from a high-quality supplier of radio communications equipment to a provider of comprehensive network communications solutions for original equipment manufacturers and end users. In September 1995, the Company began shipping its netXpand-Registered Trademark- products to meet the growing need for remote access data communications products.

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

The Company's remote access products are netXpand SoHo, Central and Routeman-TM-. These products allow a remote PC or network to access an existing network as a fully functional network node, thereby enabling users to access network resources from their remote locations as if they were directly connected to the enterprise network. These products include server hardware and software, client software and network management software. SBE's remote access products allow for single user dial-in to local area networks (LANs) over analog or digital phone lines, individual dial-out from LANs to other locations and routed or bridged LAN to LAN dial-up or direct connections. These products support all major desktop computing platforms, including IBM-compatible PCs and UNIX and Windows NT workstations.


RISK FACTORS

FUTURE SUCCESS DEPENDENT ON NEW PRODUCT LINE. Since early 1995, the Company focused a significant portion of its research and development, marketing and sales efforts on netXpand, its new line of standalone remote LAN products aimed at the small-office/home-office market. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of the Company's products. If the netXpand products or new products developed by the Company do not gain widespread market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

Although the Company believes that its focus on remote access products provides it with competitive advantages in the remote access market, this focus also may leave the Company more vulnerable to a decline in the remote access market than companies with more diverse product offerings. Moreover, the Company's future success will depend in large part on continued growth in the remote access market, which in turn will depend in large part on the growth in the number of organizations utilizing remote access products and the number of applications developed for use with those products. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets.

HIGHLY COMPETITIVE ENVIRONMENT. The market for remote access products is highly competitive. The Company competes directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application specific remote access solutions. The Company also competes with suppliers of routers, hubs and other data communications products. In the future, the Company expects competition from companies offering remote access solutions based on emerging technologies such as switched digital telephone services. In addition, the Company may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full remote access capabilities in their products. The Company may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer remote access services through their telephone networks.

The basic method of corporate remote access using the Company's netXpand products involves a remote user establishing a connection directly to a remote access server located on the corporation's network. This method of remote access could migrate to one in which the remote user establishes a connection to a public network, such as the Internet, to which the corporate network is also connected. The development of remote access service offerings from public networks could have a material adverse effect on the Company's business, operating results and financial condition.

Increased competition with respect to any of the Company's products could result in price reductions and loss of market share, which would adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have greater financial, marketing, technical and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have fluctuated significantly in the past and will significantly fluctuate in the future due to several factors, some of which are outside the control of the Company, including fluctuating market demand for, and declines in, the average selling prices of the Company's products, timing of significant orders from OEM customers, delays in the introduction of the Company's new products, competitive product introductions, the mix of products sold, changes in the Company's distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. The Company generally does not operate with a significant order backlog and a substantial portion of the Company's revenues in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Based on the foregoing, the Company believes that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock will again be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE; ONGOING NEW PRODUCT DEVELOPMENT REQUIREMENTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as ISDN (Integrated Services Digital Network), Frame Relay and ATM (Asynchronous Transfer Mode). There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products or enhancing its existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

DEPENDENCE ON A LIMITED NUMBER OF OEM CUSTOMERS. Due largely to its shift from board-level products to standalone remote access products, the Company's customer base has been expanding and diversifying, and the Company expects this trend to continue. However, a substantial portion of the Company's sales, virtually all of which were attributable to sales of board-level products, has been derived from a limited number of OEM customers.. The Company's OEM customers' orders are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. The Company's agreements with OEM customers typically do not require minimum purchase quantities. A significant reduction in orders from any of the Company's OEM customers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier with existing OEM customers.

EXPANDED DISTRIBUTION REQUIRED FOR REMOTE ACCESS PRODUCTS. Although to date a substantial percentage of the Company's sales has been made to OEM customers through the Company's direct sales force, the Company expects that an increasing percentage of its revenues will be derived from sales of its netXpand products to end users. The Company sells its netXpand products through distributors and, to date, has signed agreements with over 42 distributors worldwide.
Distributors generally offer products of several different companies, including products that may compete with the Company's products. Accordingly, these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products.

Agreements with distributors are generally terminable at the distributor's option. A reduction in sales effort or termination of a distributor's relationship with the Company may have a material adverse effect on future operating results. Use of distributors also entails the risk that distributors will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results. In addition, distributors generally have stock rotation rights and price protection on unsold merchandise, which may adversely impact the Company's profit margins.

DEPENDENCE ON SUPPLIERS. The chipsets used in the Company's products are currently available only from Motorola. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CONTRACT MANUFACTURER. In December 1996 the Company sold all of its manufacturing operations to XeTel Corporation (XeTel), a contract manufacturing company headquartered in Austin, Texas. At the same time the Company and XeTel entered into an exclusive manufacturing service agreement under which XeTel is to manufacture all of the Company's products until at least December 2000. The Company is dependent on XeTel's ability to manufacture the Company's products according to specifications and in required volumes on a timely basis. The failure of XeTel to perform its obligations under the manufacturing service agreement could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON KEY EMPLOYEES. The Company is highly dependent on the technical, management, marketing and sales skills of a limited number of key employees.
The Company does not have employment agreements with, or life insurance on the life of, any of its key employees. The loss of the services of any key employees could adversely affect the Company's business and operating results. The Company's success also depends on its ability to continue to attract and retain additional highly talented personnel. Competition for qualified personnel in the networking industry is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain additional skilled personnel as required.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. Although the Company believes that its future success will depend primarily on continuing innovation, sales, marketing and technical expertise, the quality of product support and customer relations, the Company must also protect the proprietary technology contained in its products. The Company does not currently hold any patents and relies on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. There can be no assurance that steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of its technology. Although the Company believes that its products and technology do not infringe proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company.

STOCK PRICE VOLATILITY. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of technological innovations or new products by the Company or its competitors, general conditions in the computer and communications industries, and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS. The Company's charter provides for 2,000,000 shares of authorized but unissued Preferred Stock, the terms of which may be fixed by the Board of Directors, who also have the right to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders of the

Company. The rights of the holders of the Company's capital stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of such Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of the outstanding voting stock of the Company. Accordingly, such provisions could delay or prevent a change of control of the Company.


INDUSTRY BACKGROUND:

Significant changes in computer-based information systems have occurred over the last decade. Historically, information stored in computer databases could only be accessed by terminals or personal computers emulating terminals directly connected to a central or host computer. Remote users wishing to access information over the public switched telephone network used a modem to dial from their terminal or computer into another modem that was usually connected directly to the central or host computer.

Beginning in the late 1980s, the following factors changed the nature of and increased the demand for remote network access.

GROWTH OF THE INTERNET AND ON-LINE SERVICES. The number of users of the Internet and on-line services such as America Online, CompuServe and Prodigy has grown rapidly in recent years. According to International Data Corporation (IDC) it is estimated that the number of users linked to the Internet has grown from less than 2 million in 1992 to, approximately 45 million today. This growth is due to increased use of electronic mail and the proliferation of databases and other information platforms such as the World Wide Web.

DEVELOPMENT OF DISTRIBUTED, CLIENT /SERVER COMPUTING. With the development of LANs it became possible for information to be stored on a number of computers that were connected to each other and located within a building or campus. Simultaneously, the advent of new communications products such as hubs, bridges and routers allowed multiple LANs to be integrated into distributed, enterprise-wide computer networks. To take advantage of these distributed computer networks, products utilizing client/server architecture, including relational databases, e-mail and file and printer sharing were introduced to collect, retrieve and distribute information. Distributed computing and client/server-based software are now being used on a corporate enterprise-wide and departmental basis to run critical processes and to provide the primary means for corporate communications.

GROWTH IN MOBILE, REMOTE AND HOME OFFICES. Corporations, government agencies, universities and other organizations are increasingly looking to control costs while providing their employees with access to essential information and resources to perform their jobs efficiently and effectively from any location. The proliferation of notebook and home computers is allowing a newly created remote workforce to work from home or on the road. To remain productive, these users must be able to access their cooperative distributed networks from remote locations.

TECHNOLOGICAL ADVANCES. Advances in modem technology such as the V.34 communications standard and switched digital service technology, such as ISDN and Frame Relay, are helping to increase the speed of network communication, which is a key user requirement for remote network access. Additionally, as these technologies become more mature, the retail prices for products utilizing these technologies generally decline, thereby making the products more economically accessible to a larger portion of computer users.

The above factors have created an enormous growth in the number of remote users seeking to access information on the corporate network or to connect to the Internet and on-line services through network access providers. As a result, the need for hardware and software products to support, expand and enhance remote network access has created a number of rapidly growing markets.

Early remote connectivity solutions have typically followed three principal computing oriented approaches: host-oriented terminal emulation, PC remote control software and application-specific solutions.

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

Application-specific solutions overcome the limitations of terminal emulation by enabling users to access a single network application as a specialized remote client. Examples of this type of solution include electronic mail programs that offer remote versions. However, these application-specific products provide an incomplete remote access solution for users who require access to other resources or applications on the enterprise network.

Today's solutions use a communications-oriented approach where the network is extended to users through the combination of hardware and software that lets users expand their network using analog, digital or leased circuits. These solutions have typically used expensive router products to connect branch offices to networks using leased lines. But more recently introduced products allow users to establish lower-cost dial-up connections that provide multiprotocol, multiplatform routing and routing-related communications technologies and hardware that address performance and security requirements of remote network access. However, these products are typically designed to principally provide either routing or remote access functions.

PRODUCTS

The Company manufactures data communications products designed to allow the connection of LANs to external Wide Area Networks (WANs). The Company began shipping its netXpand products to meet the growing demand for remote access data communications products in September 1995.

REMOTE ACCESS PRODUCTS. The products for the Company's family of netXpand remote access products are netXpand SoHo, Central and Routeman. SoHo (Small office, Home office) is a remote access product which can serve either as an access server or a branch office router. Central is a larger version of SoHo with more WAN interfaces and Routeman is a smaller less expensive version of SoHo. The products have been designed to provide cost-effective internetworking capabilities to the broadest range of end-users, the users of UNIX and Novell, Artisoft and Windows NT networking products. These products allow users to access remote networks' resources as full network clients or nodes. Applications appear the same to users as they do when directly connected to the enterprise network, except that the speed of computing through the remote access connection may be reduced as a result of the speed limitations of telephone connections.

The Company's remote access products support up to 10 wide area network interfaces at speeds up to T1/E1(1.5mbs). The products feature full routing for Novell IPX and TCP/IP (Transmission Control Protocol, Internet Protocol); other protocols are transparently bridged with filtering. The products use Windows-based configuration tools, are SNMP manageable and support PAP, CHAP and direct callback security. The remote access products list from $599 to $2,499 with various software configurations available.

INTELLIGENT COMMUNICATIONS CONTROLLER PRODUCTS. Intelligent communications controller products are used to provide connectivity between a system, such as a mini-computer or bridge/router and a local or wide area network. Communication controller products enable computers to exchange data in much the same way as the telephone system allows people to converse with one another. As computers become more pervasive in all areas of society, computer users are demanding greater productivity, efficiency and lower costs in their computer systems, which has led to the sharing of databases, software applications and computer peripheral equipment. Communications controllers have become a central component to connecting networks and computers to deliver information more efficiently.

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

SINGLE-BOARD COMPUTER PRODUCTS. The Company supplies high performance single-board computers (SBC) for Multibus(*) and VMEbus architectures. An SBC manages and processes the data that passes between the boards within a computer system. The Company's SBC products provide a high-speed interface for linking to peripherals and intelligent I/O controllers that accommodate plug-on modules for many industrial applications.

CUSTOM PRODUCTS. The Company has developed several products specifically for single customer applications. These products typically have proprietary functions that meet specific application needs of the customer. The Company does not seek new custom relationships unless the products have significant sales potential.

INTEGRATED CIRCUITS. The Company has designed a number of proprietary integrated circuits that are used on many SBE products. The Company has a small group of customers that purchase


----------------------
*  Multibus is a Trademark of Intel Corporation.

some of these proprietary chips for their applications. This line of business is not being actively pursued by the Company.

SOFTWARE PRODUCTS. The Company supplies software products that operate various communications protocols for certain communications controller products including X.25 for serial communications, SMT (Station Management) for FDDI and TCP/IP for Ethernet applications. Real-time operating systems for Motorola's 68000 family are also supported. The Company's software products are principally bundled with the hardware platform based upon the customer's application requirement.

The following table shows sales by major product type as a percentage of total sales for fiscal 1996, 1995 and 1994.

                                          Year Ended October 31,
                                       (percentage of annual sales)
                                     1996           1995           1994
                                  ----------------------------------------
     Communication Controllers        73%            72%            62%
     netXpand Remote Access           15              3             --
     Single Board Computer             4              9              9
     Integrated Circuits               1              3             10
     Custom                           --              1             11
     Other                             7             12              8
                                  ----------------------------------------
                                      100%          100%           100%
                                  ----------------------------------------
                                  ----------------------------------------
DISTRIBUTION, SALES AND MARKETING

The Company markets its netXpand remote access products through multiple indirect distribution channels worldwide, including distributors, manufacturers' representatives, value-added resellers and certain OEM partners. The Company had relationships with over 70 distributors and value-added resellers as of October 31, 1996. Approximately half of the Company's distributors and resellers operate outside the United States.

The Company actively supports its indirect channel marketing partners with its own sales and marketing organization. SBE's sales staff solicits prospective customers, provides technical advice with respect to SBE products and works closely with marketing partners to train and educate their staffs on how to sell, install and support the netXpand product line.

The Company has focused its sales and marketing efforts principally in the United States and Asia, including Japan. International sales for the netXpand product line represented 70 percent of total netXpand sales in fiscal 1996 and 92 percent for fiscal 1995. The Company expects that, in the future, domestic sales will represent a greater percentage of total netXpand sales. All of the Company's international sales are negotiated in U.S. dollars.

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

The Company primarily markets its intelligent communications controller products to OEMs and systems integrators. The Company sells its products both domestically and internationally using a direct sales force as well as through independent manufactures' representatives. The Company also sells certain products directly to end-users. During 1993 the Company established a channel partnership arrangement with Hewlett Packard (HP). This arrangement provides the Company's direct sales force access to HP customers that require VME high speed serial and EISA communications controllers. The Company believes that it has successfully positioned itself as a leading supplier of VME high speed serial and EISA communications controllers to HP workstations. The Company believes that its direct sales force is well suited to differentiate the Company's communications controller products from those of its competitors.

The Company conducts its sales and marketing activities from its principal offices in San Ramon, California. The Company's direct sales force is based in five locations in the United States.

The Company's intelligent communications controller sales are concentrated among a small number of customers and, consequently, the timing of significant orders from major customers causes the Company's operating results to fluctuate.

RESEARCH AND DEVELOPMENT

The Company's product development efforts are focused principally on its strategic businesses, remote internetworking and intelligent communications controllers. The Company's experience in high-speed data communication creates opportunities to leverage its engineering investments and develop additional integrated products for simpler, more innovative communications solutions for customers. The development of new remote internetworking products, high performance communications controllers and communications-related software is critical to attracting new and retaining existing customers

During the past two years, the Company has developed communications products based on PCIbus, VMEbus and EISA architecture. The Company has also redesigned and upgraded certain communications products to improve the products' performance and lower the products' manufacturing costs. In addition, the Company has acquired or licensed certain hardware products that have been integrated principally through the addition of software into the Company's product line.

During fiscal 1996 the Company focused the majority of its development efforts on the netXpand remote access product line and it expects to continue this focus in 1997. The new products will leverage existing product designs and incorporate more sophisticated routing software.

Information relating to accounting for research and development costs is included in Note 1 of the Notes to the Consolidated Financial Statements on Page 33 of this document. Also see the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on Pages 16 through 20 of this document.

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

Certain parts used in the Company's products are purchased from a single supplier (see Risk Factors "Dependence on Suppliers"). New state-of-the-art high technology parts are normally available only from a single supplier when first introduced into the market. These components generally become available from alternative suppliers over time. Although the Company has rarely experienced any significant problems in obtaining sole-source components, the Company has sought to establish a close relationship with sole-source suppliers and if necessary build up an inventory of such components.

The Company in December 1996 sold all of its manufacturing assets and entered into an contract manufacturing agreement with XeTel Corporation to supply manufacturing services. The Company believes that XeTel may be able to provide lower prices and a more efficient and timely product delivery then the Company could produce with its previous manufacturing resources.

COMPETITION

The market for remote access products is highly competitive. Many of the Company competitors have greater financial resources and are more established than the Company. The Company competes directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific remote access solutions, such as Shiva, Ascend Communications, Bay Networks, Livingston Enterprises, Inc. and Microcom, Inc. The Company also competes with suppliers of routers, hubs and other data communications products, such as Cisco and 3Com. In addition the Company may encounter increased competition from operating system and network operating system vendors, such as Microsoft and Novell, to the extent that such vendors include full remote access or routing capabilities in their products. The Company believes it can compete successfully in the remote access market by (1) providing low-cost hardware and easy-to-use software, suited specifically to the needs of the non-sophisticated user: (2) developing distribution channels that provide close sales and support to end users; (3) providing economical, accessible support services; (4) expanding into the Asia-Pacific markets. By focusing on the above factors the Company believes that it can successfully compete within the remote access market, although there can be no assurance to that effect.

Competition within the intelligent communications controller market is fragmented principally by application segment. The Company's VMEbus communications controllers compete primarily with products from Motorola, Interphase Corp., CMC, a Rockwell Company, Themis Computers, Network Peripherals, Performance Technologies and various other companies on a product-by-product basis. To compete in this market the Company emphasizes the functionality, support, quality and price of its product in relation to its competitors as well as the Company's ability to customize the product or software to exactly meet the customer needs. Competition within the EISAbus communications controller market is also fragmented among various companies providing different applications. The Company's EISAbus-based products are targeted to potential customers using Hewlett Packard (HP) 9000 workstations. Currently, the Company's EISAbus products face nominal competition in this market.

Additionally, the Company competes with the internal engineering resources of its customers. As its customers become successful with their products they examine methods to reduce costs and integrate functions. To compete with the internal engineering resources of its customers, the Company works jointly with their engineering staff to understand its customers' system requirements and to anticipate product needs.

INTELLECTUAL PROPERTY

The Company believes that its future success will depend principally on its continuing product innovation, sales, marketing and technical expertise, product support and customer relations. The Company also believes that it needs to protect the proprietary technology contained in its products. The Company does not currently hold any patents and relies on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. The Company typically enters into confidentiality agreements with its employees, strategic partners, indirect channel marketing partners and suppliers and limits access to the distribution of its proprietary information.

BACKLOG

On January 1, 1997, the Company had a backlog of orders of approximately $3.6 million for shipment within the next twelve months. On January 1, 1996, the Company had a backlog of orders of approximately $2.4 million for shipment within the next twelve months. Since recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On January 2, 1997, the Company had 55 employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company's management believes its employee relations are good.

The Company's management believes that the Company's future success will depend, in part, on its ability to attract and retain qualified technical, marketing and management personnel. Such experienced personnel are in great demand and the Company must compete for their services with other firms, many of which have greater financial resources than the Company.

ITEM 2.        PROPERTIES

In April 1993 the Company relocated its engineering, manufacturing and administrative headquarters to 63,000 square feet of leased space in a building located in San Ramon, California. The lease was amended in June 1995 to extend its term from seven years to thirteen years. The lease contains an option to increase the leased space by 10,000 square feet. The Company expects that the facility will satisfy its anticipated needs through the foreseeable future. In December 1996, in conjunction with the sale of all of the Company's manufacturing assets, the Company subleased approximately 24,000 square feet of office and manufacturing space to XeTel for a four year term with options to renew for an additional five years.

ITEM 3.        LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY &  RELATED SHAREHOLDER
MATTERS.

                               Fiscal quarter ended
              --------------------------------------------------------
  1996         January 31          April 30     July 31     October 31
----------------------------------------------------------------------
  High             $14.25            $12.50      $12.25          $6.63
  Low               11.00              5.75        5.75           3.88

  1995

  High             $10.50            $15.75      $14.25         $16.00
  Low                7.00              8.75       10.75          10.75

SBE. common stock is quoted on the Nasdaq National Market under the symbol SBEI. The above table sets forth the high and low closing sales prices for 1996 and 1995 for the quarters indicated. The Company has not paid cash dividends on its common stock and anticipates that for the foreseeable future it would retain earnings for use in its business. Additionally, the Company is currently prohibited from paying dividends by its credit line agreement. As of December 31, 1996, SBE. had approximately 756 shareholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

(in thousands, except for per share
amounts and number of employees)

For years ended October 31          1996      1995      1994      1993      1992
--------------------------------------------------------------------------------
Net sales                        $13,350   $19,368   $22,337   $26,732   $28,057

Net (loss) income                (9,625)   (4,568)     1,336     2,461     2,565

Net (loss) income per share      ($4.51)   ($2.22)     $0.63     $1.18     $1.24

Product research and development   5,084     6,900     4,769     4,739     4,455

Working capital                    2,049     7,644     7,436     6,608     4,563

Total assets                       7,894    14,978    17,665    16,563    14,325

Long-term obligations                757     1,218       410        44        39

Shareholders' equity               3,981    12,108    15,864    14,889    12,001

Shares outstanding                 2,233     2,074     2,035     2,005     1,922

Number of employees                   92       173       165       148       147

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND THE SECTION ENTITLED "BUSINESS" (PARTICULARLY "BUSINESS-RISK FACTORS.")

For the last decade, the Company has specialized in the development of communication controller data communications products and industrial computer equipment. In the early 1990s, the Company determined that a large opportunity existed in the emerging remote LAN market for affordable remote access router products. To seize that opportunity, the Company has invested significant resources in developing netXpand, a line of standalone remote LAN access server/router products. In addition, the Company began and is continuing to restructure its existing sales and marketing channels and adding new sales channels to access customers for its netXpand products. The Company also has added certain key management personnel to better serve this emerging market.

The Company began shipping its netXpand products in September 1995. Sales of these products constituted over 15 percent of net sales for fiscal year 1996. The Company expects the netXpand product line to constitute an increasing percentage of net sales in future periods; however, there can be no assurance to that effect. The netXpand products are targeted at the high-growth, price-sensitive sectors of the internetworking market. Based upon market information supplied by market research firms, the Company expects these segments to grow at a compounded annual rate in excess of 35 percent in the United States and at a greater rate in international markets. However, there can be no assurance that the market will grow at this rate, if at all, or that the Company will be successful in achieving widespread market acceptance of its netXpand products.

The Company intends to continue to support and expand its existing communication controller business by developing new products for strategic customer accounts and by focusing on emerging technologies that can be leveraged into the sales channels the Company is developing for its netXpand remote LAN access products. The communication controller portion of the Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles cause fluctuations in the Company's operating results.

Over the last eight quarters, the Company has invested significant resources in the development of new products and sales channels. The Company expects that sales of netXpand products may reduce the concentration of its customer base and provide significant sales growth as the Company develops its sales channels. There are numerous risks associated with the sale of netXpand products and therefore the Company cannot determine whether or not it will be successful in the distribution of netXpand products. Primarily as a result of this investment in netXpand products combined with decreased sales of communication controller products attributable to the decline in business with America Online, Cisco Systems, GTE Spacenet Services and Siemens, the Company has incurred substantial operating losses in fiscal 1996 and fiscal 1995.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 1996, 1995 and 1994. These operating results are not necessarily indicative of Company's operating results for any future period.


                                                        YEAR ENDED OCTOBER 31,
                                                        ----------------------
                                                   1996           1995           1994
 Net sales                                          100%           100%           100%
 Cost of sales                                       62             49             44
                                                     --             --             --
   Gross profit                                      38             51             56
 Operating expenses:
   Product research and development                  38             36             21
   Sales and marketing                               34             26             12
   General and administrative                        24             20             16
   Restructuring and other                           14             --
                                                   ----           ----           ----
     Total operating expenses                       110             82             50
                                                   ----           ----           ----
 Operating (loss) income                            (72)           (31)             6
 Interest and other (expense) income, net            --             (1)             2
                                                   ----           ----           ----
 Income (loss) before taxes                         (72)           (32)             8
 (Benefit) provision for income taxes                --             (8)             2
                                                   ----           ----           ----
 Net (loss) income                                  (72)%          (24)%           6%
                                                   ----           ----           ----
                                                   ----           ----           ----


NET SALES

Net sales for fiscal 1996 were $13.4 million, a 31 percent decrease from fiscal 1995. Net sales for fiscal 1995 were $19.4 million, a 13 percent decrease from fiscal 1994. These decreases were primarily attributable to lower sales of the Company's board-level products to certain large customers. Sales to individual customers in excess of 10 percent of net sales of the Company included sales to Tandem Computers of $2.7 million in fiscal 1996 and sales to America Online and Tandem Computers of $3.1 million and $2.8 million, respectively, in fiscal 1995. Sales to Cisco Systems and G.E. Capital Spacenet Services, respectively, accounted for $4.6 million and $2.5 million of sales in fiscal 1994. There were no sales to America Online in 1996 or to Cisco in fiscal 1996 and fiscal 1995. Partially offsetting the lower sales of board level products, sales of netXpand remote access/router products increased by $1.5 million from fiscal 1995 to fiscal 1996 to approximately 15 percent of total sales in fiscal 1996. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

International sales constituted 26 percent, 11 percent and 4 percent of net sales in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The increase in international sales is primarily attributable to increased sales of VME communication controller products to a large customer in Korea and sales of netXpand products in Taiwan and Japan. Sales of VMEbus-based communications products through the Company's Channel Partner relationship with Hewlett Packard constituted 11 percent, 27 percent and 13 percent of net sales in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. No customer within this channel, other than America Online during fiscal 1995, represented more than 5% of total sales. The Company expects that future sales through the HP channel will continue; however, sales through this channel will be subject to significant variability from quarter to quarter.

GROSS PROFIT

Gross profit as a percentage of sales was 38 percent, 51 percent and 56 percent in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The decrease from fiscal 1995 to fiscal 1996 was primarily attributable to lower sales and increased fixed manufacturing costs. The Company in fiscal 1995 added significant manufacturing capacity in anticipation of netXpand sales increases. The costs for the additional capacity included the cost of leasing high speed placement and testing equipment, facility lease costs and depreciation. In late fiscal 1996 the Company concluded that it would not be able to maintain a production facility that would allow it to be competitive with the production costs of its competitors; therefore, in December 1996 the Company sold its manufacturing assets and operations to XeTel Corporation, a contract manufacturing company ("XeTel") with headquarters in Austin, Texas. The Company also entered into a contract to purchase manufacturing services from XeTel, which may decrease the volatility of the quarterly cost of sales as a percentage of sales. The decrease in gross profit as a percentage of sales from fiscal 1994 to fiscal 1995 was primarily attributable to higher manufacturing overhead costs incurred in connection with expanding manufacturing capacity for the new NETXPAND products.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses net of capitalized software costs were $5.1 million in fiscal 1996, $6.9 million in fiscal 1995 and $4.8 million in fiscal 1994, representing 38 percent, 36 percent and 21 percent of sales, respectively. The decrease in research and development spending from fiscal 1995 to fiscal 1996 was a result of the completion of the base netXpand product line and a corresponding decrease in third party consulting costs associated with the launch of the netXpand products. The increases in net research and development expenses from fiscal 1994 to fiscal 1995 as a percentage of sales was primarily attributable to additional staff, consulting costs and contract professional expenses relating to development of the netXpand product line. The Company expects that product research and development expenses will decrease as a percent of sales as the Company focuses its resources on improving its netXpand product line and enhancing its traditional board-level products.

The Company capitalized software development costs of $1.5 million and $230,000 in fiscal 1995 and fiscal 1994, respectively, in accordance with Statement of Financial Accounting Standards No. 86. There were no such costs capitalized in fiscal 1996. The amounts capitalized represented 22 percent and 5 percent, respectively, of gross product research and development expenditures in fiscal 1995 and fiscal 1994. The increase in software costs capitalized in fiscal 1995 was due to software development related to the netXpand product line. Those costs are being amortized over a three year period.

SALES AND MARKETING

Sales and marketing expenses for fiscal 1996 were $4.6 million, down from $5.0 million in fiscal 1995. Sales and marketing expenses decreased due to lower sales and commission expenses and the completion of one time costs associated with product launch of the netXpand product line. Sales and marketing expenses for fiscal 1994 were $2.7 million, representing a significantly lower level of marketing costs prior to the introduction of the netXpand product line. The Company expects sales and marketing expenses to decrease as a percentage of total sales for the foreseeable future.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for fiscal 1996 decreased 20 percent from fiscal 1995 to $3.1 million. General and administrative expenses for fiscal 1995 were $3.9 million, a 7 percent increase from fiscal 1994. The decrease from fiscal 1995 to fiscal 1996 represents decreases in consulting, accounting and other administrative costs. The increase from fiscal 1994 to fiscal 1995 was primarily attributable to recruiting costs and consulting expenses related to the transition of the Company into the emerging remote access markets.

RESTRUCTURING COSTS AND OTHER.

The Company incurred nonrecurring charges in fiscal 1996 for severance costs, disposition of certain assets related to a reorganization of the Company and writedown of capitalized software costs. Additionally, in fiscal 1995 the Company recorded a nonrecurring charge to write off an equity investment in a strategic software partner and to record realized losses on the liquidation of investments.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest income, net, decreased in fiscal 1996 from fiscal 1995 and fiscal 1994 due to lower investment balances. Interest expense for fiscal 1996 increased from fiscal 1995 due to interest on outstanding borrowings.

INCOME TAXES

The Company did not record any significant tax expense in fiscal 1996 as a result of not being able to realize any benefit from its net operating losses and unused tax credits. The Company's effective tax rate was (27) percent and 26 percent in fiscal 1995 and fiscal 1994, respectively. The Company's operating losses in fiscal 1995 enabled it to realize a $1.7 million tax benefit, all of which was realized as a carryback against prior taxes paid. The Company has recorded a valuation allowance in fiscal 1996 and 1995 for certain deferred tax assets due to the uncertainty of realization. This valuation allowance increased from approximately $948,000 in fiscal 1995 to $4.3 million in fiscal 1996. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower then the statutory rate as such tax assets are realized.

NET (LOSS) INCOME

As a result of the factors discussed above, the Company recorded net losses of $9.6 million and $4.6 million in fiscal 1996 and fiscal 1995, respectively, and net income of $1.3 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company had cash and cash equivalents of $41,061, as compared to $857,206 at October 31, 1995. In fiscal 1996 $2.9 million of cash was used in operating activities, principally as a result of the $9.6 million loss, the loss for fiscal 1996 was offset by; $1.8 million refund of federal income taxes, $1.3 million reduction in accounts receivable, $1.7 million in depreciation and amortization charges, $1.0 million in customer advances, $794,000 writedown of capitalized software, and $434,498 of other non cash charges. Working capital at October 31, 1996 was $2.0 million, as compared to $7.6 million at October 31, 1995.

In fiscal 1996 the Company purchased $385,236 of fixed assets, consisting primarily of computer and manufacturing equipment. The Company expects capital expenditures during fiscal 1997 to be similar to fiscal 1996 levels.

The Company received $387,869 in fiscal 1996 from employee stock option exercises and stock purchase plan purchases, an increase of 35 percent from fiscal 1995 amounts.

As of October 31, 1996 the Company was in default on the minimum profitability covenant of its $2.0 million credit line, as amended. The Company received a letter of forbearance from the bank that provided for a revised credit limit of $1.0 million with borrowings limited to 65 percent of adjusted accounts receivable balances and for other revised covenants. These revised covenants specified minimum monthly profitability levels, a minimum tangible net worth of $4.0 million and a minimum debt ratio of 1.0:1.0.

As of December 15, 1996 the credit line was canceled and the Company entered into a new working capital credit facility for $500,000 that expires on May 15, 1997. Borrowings under the new line bear interest at the bank's prime rate plus two percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances and the Company is required to maintain minimum tangible net worth of $4.0 million, a minimum debt ratio of 0.7:1.0, a quick ratio of cash, investments and accounts receivable to current liabilities of 1.0:1.0. The line of credit also prohibits the payment of cash dividends without the consent of the bank.

As discussed above in "Business" the Company sold all the assets of its manufacturing operation to XeTel Corporation, for $1.6 million. Additionally, the Company entered into a multi-year exclusive agreement to purchase manufacturing services from XeTel and to sublease a portion of its San Ramon facility to XeTel. As a result of the sale, the Company expects to report a gain on the sale of these assets, net of expenses, in the first quarter of 1997.

Based on the current operating plan, the Company anticipates that it may require additional working capital in excess of its working capital line of credit to meet operating requirements. The additional working capital is required to support the expansion of sales of the netXpand product line through planned sales channel expansion and marketing programs as well as accounts receivable and inventory growth. The Company is currently seeking additional capital through an increase of credit facilities. If the Company does not receive sufficient increases in credit facilities, it may seek alternative sources of financing, including equity sales, or it may reduce overall expense and capital expenditure levels. There can be no assurance that the Company will be successful in obtaining additional working capital or in expanding its netXpand business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

Information concerning the Company's directors is incorporated by reference to the information in the section captioned "Nominees" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 8 1997 (the "1997 Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are set forth in the following table. Executive officers serve at the discretion of the Board of Directors. There are no family relationships between a director or executive officer and any other director or executive officer of the Company.


Name                  Age     Position
-------------------------------------------------------------------------------
William B. Heye, Jr.     58        President and Chief Executive Officer, and
                                   Chairman

Timothy J. Repp          36        Vice President, Finance, Chief
                                   Financial Officer, Treasurer and Secretary

Michael R. Coker         48        Vice President, Sales and Marketing


Mr. Heye has been President and Chief Executive Officer of the Company since November 1991. From 1989 to November 1991, he served as Executive Vice President of Ampex Corporation, a manufacturer of high-performance scanning recording systems and President of Ampex Video Systems Corporation, a wholly-owned subsidiary of Ampex Corporation and a manufacturer of professional video recorders and editing systems for the television industry. From 1986 to 1989 Mr. Heye was Executive Vice President of Airborn, Inc., a manufacturer of components for the aerospace and military markets. Prior to 1986 Mr. Heye served in various senior management positions at Texas Instrument, Inc. in the U.S. and overseas, including, Vice President and General Manager of Consumer Products and President of Texas Instruments Asia, Ltd. headquartered in Tokyo, Japan.

Mr. Repp has served as Vice President, Finance and Chief Financial Officer since January 1992. He joined the Company in January 1991 as Controller. From 1987 until 1990, he was assistant controller at Grubb and Ellis, a national real estate firm and prior to 1987 he was an audit manager at Coopers and Lybrand, an international accounting firm.

Mr. Coker has been Vice President, Sales since March 1996. From January 1993 until February 1996, he was President and Chief Executive Officer of Syskonnect, a provider of networking communication equipment. From October 1983 to December of 1993, Mr. Coker served in various senior management positions, including Vice President of International Sales, Vice President, Marketing and Director of Marketing, at Vitalink, a provider of routers, bridges and networking products.


ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the section entitled "Executive Compensation" appearing in the 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)  FINANCIAL STATEMENTS (SEE ITEM 8).

                                                                            Page
                                                                            ----
     Report of Independent Accountants                                       27

     Consolidated Balance Sheets at October 31, 1996 and 1995                28

     Consolidated Statements of Operations for fiscal years 1996, 1995,
           and 1994                                                          29

     Consolidated Statements of Shareholders' Equity for fiscal years 1996,
           1995 and 1994                                                     30

     Consolidated Statements of Cash Flows for fiscal years 1996, 1995,
           and 1994                                                          31

     Notes to Consolidated Financial Statements                              32


(b)  FINANCIAL STATEMENT SCHEDULE

     Schedule II - Valuations and Qualifying Accounts                        42

     All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(c)  Exhibits

     Exhibit                                                         Sequential
     Number   Description                                            Page No.
     ------   -----------                                            --------
  (a)  3.1    Articles of Incorporation, as amended                  ---

  (a)  3.2    Certificate of Determination                           ---

      10.1    1996 Incentive Stock Option Plan                       43

  (b) 10.2    1991 Non-Employee Directors' Stock Option Plan,
              as amended                                             ---

  (f) 10.3    1992 Employee Stock Purchase Plan, as amended          ---

  (c) 10.4    Lease for 4550 Norris Canyon Road, San Ramon,
              California dated November 2, 1992 between the
              Company and PacTel Properties                          ---

  (d) 10.5    Amendment dated June 6, 1996 to lease for 4550
              Norris Canyon Road, San Ramon, California,
              between the Company and CalProp L.P. (assignee
              of PacTel Properties)                                  ---

  (e) 10.6    Asset Purchase Agreement between XeTel Corporation
              and SBE, Inc. dated as of December 6, 1996             ---

      11.1    Statement re computation of per share earnings         58

      24.1    Consent of Coopers & Lybrand, Independent Public
              Accountants                                            59

      27.1    Financial Data Schedule                                60


(d) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K, dated August 29, 1996, disclosing the sale of 167 shares of Series A Preferred Stock for net proceeds of approximately $1.1 million.

Explanations for letter footnotes:
--------------------------------------------------------------------------------
      (a) Filed as an exhibit to the current report on Form 8-K dated August 29, 1996 and incorporated herein by reference.

      (b) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1991 and incorporated herein by reference.

      (c) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1993 and incorporated herein by reference.

      (d) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.

      (e) Filed as an exhibit to the current report on Form 8-K dated December 6, 1997 and incorporated herein by reference

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SBE, Inc.
                                            (Registrant)


Dated: January 28, 1997                By: /s/ Timothy J. Repp
                                           ----------------------
                                           Timothy J. Repp
                                       Chief Financial Officer
                                    and Vice President of Finance


Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, as of January 28, 1997.


     Signature              Title
     ---------              -----

/s/ William B. Heye, Jr.
------------------------
William B. Heye Jr.         Chief Executive Officer, President and
                            Chairman of the Board,
                            (Principal Executive Officer)




/s/ Timothy J. Repp
-------------------
Timothy J. Repp             Chief Financial Officer, Vice President of
                            Finance (Principal Financial and Accounting Officer)

/s/ Raimon L. Conlisk
---------------------
Raimon L. Conlisk           Director

/s/ George E. Grega
-------------------
George E. Grega             Director

Report of Independent Accountants


To the Board of Directors and Shareholders
SBE, Inc.
San Ramon, California

We have audited the consolidated financial statements of SBE, Inc. and subsidiary as of October 31, 1996 and 1995 and for each of the three years in the period ended October 31, 1996. We have also audited the financial statement schedule listed in Item 14(b) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBE, Inc. and subsidiary as of October 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

San Francisco, California
December 16, 1996

SBE, INC.
CONSOLIDATED BALANCE SHEETS

October 31                                              1996             1995
--------------------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                           $     41,061   $    857,206
 Trade accounts receivable, net                         2,043,959      3,387,732
 Inventories                                            2,741,356      2,611,413
 Income tax recoverable                                     8,990      1,836,315
 Deferred income taxes                                    291,275        224,681
 Other                                                     78,118        377,733
                                                     ------------   ------------
          Total current assets                          5,204,759      9,295,080

Property, plant and equipment, net                      2,070,389      3,329,913
Deferred income taxes                                      27,083        654,319
Capitalized software costs, net                           551,168      1,656,419
Other                                                      40,700         41,968
                                                     ------------   ------------

          Total assets                               $  7,894,099   $ 14,977,699
                                                     ------------   ------------
                                                     ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank line of credit                                 $    980,340   $        ---
 Trade accounts payable                                 1,084,813        940,888
 Accrued payroll and employee benefits                    261,726        593,106
 Customer advances                                        617,453            ---
 Other                                                    211,856        117,410
                                                     ------------   ------------
          Total current liabilities                     3,156,188      1,651,404

Deferred tax liabilities                                  318,358        879,000
Deferred rent                                             438,939        339,134
                                                     ------------   ------------

          Total liabilities                             3,913,485      2,869,538
                                                     ------------   ------------

Commitments (Note 8).

Shareholders' equity:
 Preferred stock (no par value); authorized
     2,000 shares; issued 167 shares;
     outstanding 113 shares at October 31, 1996;
     none issued at October 31, 1995                      750,460            ---
 Common stock (no par value); authorized
     6,000,000 shares; issued and outstanding
     2,232,858 and 2,074,254 shares at October 31,
     1996 and 1995, respectively                        8,426,315      7,679,819
 Retained earnings (deficit)                           (5,196,161)     4,428,342
                                                     ------------   ------------

          Total shareholders' equity                    3,980,614     12,108,161
                                                     ------------   ------------

          Total liabilities and shareholders' equity $  7,894,099   $ 14,977,699
                                                     ------------   ------------
                                                     ------------   ------------

The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended October 31
                                                1996                1995                1994
-----------------------------------------------------------------------------------------------
Net sales                                  $ 13,350,228        $ 19,367,776        $ 22,336,777
Cost of sales                                 8,277,879           9,566,784           9,838,663
                                           ------------        ------------        ------------

    Gross profit                              5,072,349           9,800,992          12,498,114

Product research and development              5,083,707           6,900,420           4,769,306
Sales and marketing                           4,605,275           4,961,438           2,656,240
General and administrative                    3,137,132           3,929,544           3,683,237
Restructuring costs                             960,747                 ---                 ---
Write-off of prepaid offering costs             105,000                 ---                 ---
Writedown of software costs                     794,018                 ---                 ---
                                           ------------        ------------        ------------

    Total expenses                           14,685,879          15,791,402          11,108,783

    Operating (loss) income                  (9,613,530)         (5,990,410)          1,389,331

Interest income                                  34,486             342,463             407,937
Interest expense                                (43,859)            (14,783)             (1,217)
Write-off of equity investment                      ---            (330,000)                ---
Loss on sale of investments                         ---            (293,797)                ---
                                           ------------        ------------        ------------

    (Loss) income before income taxes        (9,622,903)         (6,286,527)          1,796,051

Provision (benefit)  for income taxes             1,600          (1,718,556)            459,743

                                           ------------        ------------        ------------
    Net (loss) income                      $ (9,624,503)       $ (4,567,971)       $  1,336,308
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------


Net (loss) income per common share         $      (4.51)       $      (2.22)       $       0.63
                                           ------------        ------------        ------------

Weighted average common shares                2,131,593           2,054,570           2,107,582
                                           ------------        ------------        ------------
                                           ------------        ------------        ------------






The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                             Preferred Stock                           Common Stock
                                     Shares               Amount               Shares                 Amount
                                  -----------           -----------          -----------            ----------
Balances, October 31, 1993                ---                   ---            2,005,131            $7,229,409

Stock issued in connection
    with stock option plan                ---                   ---               18,209                86,221

Stock issued in connection
    with stock purchase plan              ---                   ---               11,502                77,063

Unrealized losses on investments          ---                   ---                  ---                   ---

Net income                                ---                   ---                  ---                   ---
                                 ------------          ------------          -----------           -----------

Balances, October 31, 1994                ---                   ---            2,034,842             7,392,693

Stock issued in connection
    with stock option plan                ---                   ---               21,543               166,454

Stock issued in connection
    with stock purchase plan              ---                   ---               17,869               120,672

Unrealized losses on investments          ---                   ---                  ---                   ---

Net loss                                  ---                   ---                  ---                   ---
                                 ------------          ------------          -----------           -----------

Balances, October 31, 1995                ---                   ---            2,074,254             7,679,819

Stock issued in connection
    with preferred stock offering         167            $1,109,087                  ---                   ---

Stock retired/issued in connection
    with conversion to
    common stock                          (54)             (358,627)             104,719               358,627

Stock issued in connection
    with stock option plans               ---                   ---               35,283               221,939

Stock issued in connection
    with stock purchase plan              ---                   ---               18,602               165,930

Net loss                                  ---                   ---                  ---                   ---
                                 ------------          ------------          -----------           -----------

Balances, October 31, 1996                113              $750,460            2,232,858            $8,426,315
                                 ------------          ------------          -----------           -----------
                                 ------------          ------------          -----------           -----------



                               Unrealized Losses        Retained
                                on Investments      Earnings (Deficit)          Total
                               ---------------      -----------------       ------------
Balances, October 31, 1993                ---            $7,660,005          $14,889,414

Stock issued in connection
    with stock option plan                ---                   ---               86,221

Stock issued in connection
    with stock purchase plan              ---                   ---               77,063

Unrealized losses on investments    $(525,370)                  ---             (525,370)

Net income                                ---             1,336,308            1,336,308
                                 ------------          ------------          -----------
Balances, October 31, 1994           (525,370)            8,996,313           15,863,636

Stock issued in connection
    with stock option plan                ---                   ---              166,454

Stock issued in connection
    with stock purchase plan              ---                   ---              120,672

Unrealized losses on investments      525,370                   ---              525,370

Net loss                                  ---            (4,567,971)          (4,567,971)
                                 ------------          ------------          -----------

Balances, October 31, 1995                ---             4,428,342           12,108,161

Stock issued in connection
    with preferred stock offering         ---                   ---            1,109,087

Stock retired/issued in connection
    with conversion to
    common stock                          ---                   ---                  ---

Stock issued in connection
    with stock option plans               ---                   ---              221,939

Stock issued in connection
    with stock purchase plan              ---                   ---              165,930

Net loss                                  ---            (9,624,503)          (9,624,503)
                                 ------------          ------------          -----------
                                 ------------          ------------          -----------

Balances, October 31, 1996        $       ---           $(5,196,161)          $3,980,614
                                 ------------          ------------          -----------
                                 ------------          ------------          -----------


The accompanying notes are an integral part of the consolidated financial statements.


SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31                                                      1996             1995             1994
                                                                                ------------     ------------     ------------
Cash flows from operating activities:
     Net (loss) income                                                          $ (9,624,503)    $ (4,567,971)    $  1,336,308
     Adjustments to reconcile net (loss) income to net cash (used)
       provided by operating activities:
       Depreciation and amortization                                               1,659,787        1,312,061        1,115,173
       Restructuring costs                                                           329,498              ---              ---
       Write-off of prepaid offering costs                                           105,000              ---              ---
       Writedown of capitalized software                                             794,018              ---              ---
       Write-off of equity investment                                                    ---          330,000              ---
       Loss on sale of investments                                                       ---          293,797            7,730
       Deferred taxes                                                                    ---           10,178          199,822
       Other                                                                             ---              955            9,010
       Changes in assets and liabilities:
       Decrease (increase) in trade accounts receivable                            1,343,773           56,465           (8,392)
       (Increase) decrease in inventories                                           (129,943)        (563,621)          92,316
       Decrease (increase)  in income tax recoverable                              1,827,325       (1,776,485)             ---
       Decrease (increase) in other assets                                           195,883           30,355         (160,880)
       Increase (decrease) in trade accounts payable                                 143,925          138,613          256,782
       Decrease in income taxes payable                                                  ---              ---          (26,201)
       Increase (decrease) in other current liabilities                              380,519          122,174         (502,289)
       Increase in noncurrent liabilities                                             99,805          218,725           76,048
                                                                                ------------     ------------     ------------
         Net cash (used) provided by operating activities                         (2,874,913)      (4,394,754)       2,395,427
                                                                                ------------     ------------     ------------
                                                                                ------------     ------------     ------------
Cash flows from investing activities:
     Purchases of property and equipment                                            (385,236)      (1,802,826)        (772,899)
     Proceeds from sale of fixed assets                                                8,208            2,729            2,000
     Capitalized software costs                                                      (41,500)      (1,486,967)        (230,000)
     Proceeds from sale of investments                                                   ---        5,936,416          974,522
     Purchase of investments                                                             ---         (250,585)      (2,163,595)
                                                                                ------------     ------------     ------------
         Net cash (used) provided by investing activities                           (418,528)       2,398,767       (2,189,972)
                                                                                ------------     ------------     ------------
                                                                                ------------     ------------     ------------
Cash flows from financing activities:
     Proceeds from borrowings on line of credit                                    5,528,595              ---              ---
     Repayment of borrowings on line of credit                                    (4,548,255)
     Proceeds from sale of preferred stock                                         1,109,087              ---              ---
     Proceeds from stock plans                                                       387,869          287,126          163,284
     Principal payments on capital lease obligations                                     ---              ---          (26,466)
                                                                                ------------     ------------     ------------
         Net cash provided by financing activities                                 2,477,296          287,126          136,818
                                                                                ------------     ------------     ------------
         Net (decrease) increase in cash and cash equivalents                       (816,145)      (1,708,861)         342,273
Cash and cash equivalents at beginning of year                                       857,206        2,566,067        2,223,794
                                                                                ------------     ------------     ------------
Cash and cash equivalents at end of year                                        $     41,061     $    857,206     $  2,566,067
                                                                                ------------     ------------     ------------
                                                                                ------------     ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
     Interest                                                                   $     43,859     $     14,783     $      1,217
                                                                                ------------     ------------     ------------
     Income taxes                                                               $        417     $     33,824     $    447,590
                                                                                ------------     ------------     ------------
                                                                                ------------     ------------     ------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS SEGMENT AND BASIS OF PRESENTATION:

SBE, Inc. and subsidiary (the Company) designs and manufactures high-performance network systems and products for world-wide distribution. The Company's business falls exclusively within one industry segment.

During 1996 the Company invested significant resources in developing netXpand, a line of standalone remote LAN access server/router products. As a result of this investment and decreased sales attributable to the shift in product focus, the Company incurred substantial operating losses in fiscal 1996. As a result of the losses the Company restructured its operations and reduced expense levels to improve operating results. In connection with the restructuring, charges of $960,747 were recorded, primarily related to severance, asset writedowns and facility lease termination costs.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Based on the current operating plan, the Company anticipates that it may require additional working capital in excess of its working capital line of credit to meet operating requirements. The additional working capital is required to support the expansion of sales of the netXpand product line through planned sales channel expansion and marketing programs as well as accounts receivable and inventory growth. The Company is currently seeking additional capital through an increase of credit facilities. If the Company does not receive sufficient increases in credit facilities, it may seek alternative sources of financing, including equity sales, or it may reduce overall expense and capital expenditure levels. There can be no assurance that the Company will be successful in obtaining additional working capital or in expanding its netXpand business.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH EQUIVALENTS:

The Company considers all highly liquid investments readily convertible into cash with an original maturity of three months or less upon acquisition by the Company to be cash equivalents. Substantially all of its cash and cash equivalents are held in one large financial institution.

INVESTMENTS:

The Company classifies its investments as "available for sale," and therefore records the investment at fair market value with any unrealized losses or gains reflected as a separate component of shareholders' equity. The Company had no investments as of October 31, 1996 and 1995. During fiscal 1995, the Company sold all of its investments for proceeds of $5,936,416 and realized losses of $293,797. For purposes of determining realized losses, the cost of investments is based upon the specific identification method.

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

When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and allowance for depreciation accounts and any gain or loss on such sale or disposal is credited or charged to income.

Maintenance, repairs and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

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

REVENUE RECOGNITION AND WARRANTY COSTS:

The Company records product sales at the time of product shipment. Warranty costs are not significant; however, the Company provides a reserve for estimated warranty costs at the time of sale and periodically adjusts such amounts to reflect actual expenses. The Company's sales transactions are negotiated principally in US dollars.

PRODUCT RESEARCH AND DEVELOPMENT EXPENDITURES:

Product research and development (R&D) expenditures, except certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 1996, 1995 and 1994, direct costs incurred under R&D contracts were $42,543, $112,868 and 382,397 respectively and reimbursements earned were $73,852, $221,120 and 439,000 respectively.

INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. Under SFAS No. 109 the Company provides a deferred tax expense or benefit equal to the change in the deferred tax asset or liability during the year. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets, where in the opinion of management realization is uncertain.

NET INCOME (NET LOSS) PER COMMON SHARE:

Net income per common share for the year ended October 31, 1994 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options. Common stock equivalents are excluded from the net loss per common share (LPS) calculation for the years ended October 31, 1996 and 1995, as they have the effect of decreasing LPS. The difference between primary and fully diluted net income (loss) per share was not significant in any year.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), was issued and is effective for the Company's 1997 fiscal year. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and, accordingly, will comply with the pro forma and other disclosures required by SFAS No. 123 beginning in fiscal 1997.

RECLASSIFICATIONS:

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation with no effect on net income as previously reported.

2.   INVENTORIES

Inventories at October 31, 1996 and 1995 are comprised of the following:

                                        1996                1995
-----------------------------------------------------------------------
     Finished goods                $    750,508        $    841,453
     Subassemblies                      174,620             299,315
     Parts and materials              1,816,228           1,470,645
                                   ------------        ------------
                                   $  2,741,356        $  2,611,413
                                   ------------        ------------
                                   ------------        ------------

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 1996 and 1995 are comprised of the following:

                                        1996                1995
-------------------------------------------------------------------
     Machinery and equipment       $  6,988,575        $  7,462,268
     Furniture and fixtures           1,078,008           1,091,935
     Leasehold improvements             519,309             519,309
                                   ------------        ------------
                                      8,585,892           9,073,512
     Less accumulated depreciation
       and amortization               6,515,503           5,743,599
                                   ------------        ------------

                                   $  2,070,389        $  3,329,913
                                   ------------        ------------
                                   ------------        ------------

Depreciation and amortization expense totaled $1,307,054, $1,251,513 and $979,430 for the years ending October 31, 1996, 1995 and 1994, respectively.

4.   BANK FACILITY:

The Company had a line of credit for $4.0 million which expired on April 30, 1996. On April 29, 1996 the Company modified the agreement to extend the term to April 30, 1997 to decrease the borrowing base to $2.0 million and to modify certain covenants.

As of October 31, 1996 the Company was in default on the minimum profitability covenant of its credit line, as amended. The Company has received a letter of forbearance from the Bank that provides for a revised credit limit of $1.0 million with borrowings limited to 65 percent of adjusted accounts receivable balances and for other revised covenants. These revised covenants specify minimum monthly profitability levels, a tangible net worth of $4,000,000 and a minimum debt ratio of 1.0:1.0. As of October 31, 1996 borrowings under this agreement approximate fair market value due to the short term maturity of the credit line.

As of December 15, 1996 the credit line was canceled and the Company has entered into a new working capital credit facility for $500,000 which expires on May 15, 1997. Borrowings under the new line bear interest at the bank's prime rate plus two percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances and the Company is required to maintain minimum tangible net worth of $4.0 million, a minimum debt ratio of 0.7:1.0, a minimum quick ratio of cash, investments and accounts receivable to current liabilities of 1.0:1.0. Additionally, the line of credit also prohibits the payment of cash dividends without the consent of the bank.

5.   CONVERTIBLE PREFERRED STOCK

On July 10, 1996, the Company issued and sold 167 shares of Series A Preferred Stock ("Series A Preferred") for net proceeds of approximately $1.1 million The issuance of Series A Preferred was exempt, pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"), from registration requirements under the Act.

Each share of Series A Preferred is convertible into the number of shares of Common Stock of the Company ("Common Stock") equal to $7,500 divided by the Conversion Price. The applicable Conversion Price is lesser of $6.675 or 75 percent of the average closing bid price of the Common Stock for the five consecutive trading days immediately prior to conversion; provided however, that the Series A Preferred, taken as a whole, may not at any time convert into 16.7 percent or more of the Company's outstanding Common Stock (measured on July 10, 1996 and on the date of conversion). The Series A Preferred will automatically convert into Common Stock when the average closing bid price of the Common Stock over a five trading day period is equal to or greater than $13.35. In addition, all unconverted shares of Series A Preferred will be converted automatically upon the earlier to occur of July 10, 1998 and the written consent of the holders of two thirds of the then outstanding Series A Preferred. Holders of Series A Preferred are also entitled to certain dividend rights and liquidation preferences. The shares of Series A Preferred have no voting rights.

As of December 4, 1996 all outstanding shares of Series A Preferred had been converted into Common Stock.

6.   INCOME TAXES

The components of the provision for income taxes for the years ended October 31, 1996, 1995 and 1994, are as follows:


                                                                    1996           1995           1994
---------------------------------------------------------------------------------------------------------
   Federal:
        Current                                                        ---     $(1,731,734)   $  196,270
        Deferred                                                       ---          10,178       199,822
   State:
        Current                                                  $   1,600           3,000        63,651
        Deferred                                                       ---             ---           ---
                                                                 ---------     -----------    ----------

            Total provision (benefit) for income taxes           $   1,600     $(1,718,556)   $  459,743
                                                                 ---------     -----------    ----------
                                                                 ---------     -----------    ----------


The effective income tax rate differs from the statutory federal income tax rate for the following reasons:


                                                       1996       1995    1994
--------------------------------------------------------------------------------
 Statutory federal income tax rate                     (34.0)%   (34.0)%  34.0%
 State taxes, net of federal income tax
       benefit                                           ---       ---     4.3
 Change in valuation allowance                         34.0%      12.2     ---
 Tax credits                                                      (5.0)   (8.9)
 Nontaxable interest income                                       (0.7)   (3.5)
 Other, net                                                        0.2    (0.3)
                                                       ----      -----    ----
                                                        0.0%     (27.3)%  25.6%
                                                       ----      -----    ----
                                                       ----      -----    ----

Significant components of the Company's deferred tax balances as of October 31, 1996 and 1995 are as follows:
                                                    1996               1995
-------------------------------------------------------------------------------
 Deferred tax assets:
     Current
          Accrued employee benefits              $    77,000       $    103,000
          Inventory allowances                       136,000            278,000
          Allowance for doubtful accounts             42,000             51,000
          Warranty accruals                           37,000             31,000
          Other reserves not currently deductible                         4,000
     Noncurrent
          Deferred rent                              179,000            134,000
          R&D credit carryforward                    706,000            695,000
          Alternative minimum tax carryforward       143,000            143,000
          Operating loss carryforward              3,136,000            184,000
          Investments                                130,000            130,000
          Capital loss carryforward                   74,000             74,000
                                                 -----------       ------------
            Total deferred tax assets              4,591,000          1,827,000
                                                 -----------       ------------
 Deferred tax liabilities:
     Noncurrent
          Depreciation                               (96,000)          (234,000)
          Capitalized software costs                (223,000)          (645,000)
                                                 -----------       ------------
            Total deferred tax liabilities          (319,000)          (879,000)
                                                 -----------       ------------

Deferred tax asset valuation allowance            (4,341,000)          (948,000)
                                                 -----------       ------------
     Net deferred tax assets                     $       ---       $        ---
                                                 -----------       ------------
                                                 -----------       ------------

A valuation allowance was established to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The net increase in the valuation allowance was $3.4 million and $769,374 for the years ended October 31, 1996 and 1995, respectively. The Company has research and experimentation tax credit carryforwards of $706,000 for federal and state tax purposes. These carryforwards expire in the periods ending 2007 through 2011. The Company has a net operating loss carryforward for federal and state income tax purposes of approximately $8.4 million and $7.2 million, respectively, which expire in periods ending 1999 through 2011.

7.  CAPITALIZED SOFTWARE COSTS

Software costs at October 31, 1996 and 1995 comprise the following:

                                                         1996           1995
--------------------------------------------------------------------------------
Purchased software                                    $109,116     $  195,000
Internally developed software                          805,333      1,521,967
                                                      --------     ----------
                                                       914,449      1,716,967
Less accumulated amortization                          363,281         60,548
                                                      --------     ----------
                                                      $551,168     $1,656,419
                                                      --------     ----------
                                                      --------     ----------

The Company capitalized $41,500 and $120,000 of purchased software costs in 1996 and 1995, respectively. Additionally, $1,366,967 of internally developed software costs were capitalized in 1995. Amortization of capitalized software costs totaled $352,733, $60,548 and $135,743 for the years ended October 31, 1996, 1995 and 1994, respectively. Additionally, the Company recorded a writedown of its capitalized software costs of $794,000 during fiscal year 1996. The carrying value of the asset was reduced due to the uncertainty of the future realization of the asset, because of slower than expected sales of netXpand products.

8.  COMMITMENTS

The Company leases all its buildings under noncancelable operating leases which expire at various dates through the year 2006. Future minimum lease payments under all operating leases with initial or remaining noncancelable lease terms in excess of one year at October 31, 1996 are as follows:

    Year ending October 31:
         1997                                    $  390,816
         1998                                       379,449
         1999                                       370,038
         2000                                       385,353
         2001                                       639,838
         Thereafter                               2,821,366
                                                 ----------

              Total minimum lease payments       $4,986,861
                                                 ----------
                                                 ----------

Under the terms of the San Ramon, California building lease, rent includes the lessor's operating costs and is offset by any sublease proceeds. The building lease also includes two five-year renewal options at market rates as defined by the lease. Rent expense under all operating leases for the years ended October 31, 1996, 1995 and 1994 was $822,835, $794,700 and $786,513, respectively.

9.  STOCK OPTION AND STOCK PURCHASE PLANS

The Company has one employee stock option plan, its 1996 Incentive Stock Option Plan. Originally adopted as the 1987 Supplemental Stock Option Plan, this plan was amended and restated on January 18, 1996 and retitled the 1996 Incentive Stock Option Plan. Shares of common stock reserved under the plan are 1,130,000 shares and 930,000 shares as of October 31, 1996 and 1995, respectively. Stock options granted under the employee plan are exercisable over a maximum term of ten years from the date of grant, vest in various installments over this period and have exercise prices reflecting market value at the date of grant.

Additionally, in 1991, shareholders approved a "Non-Employee Director Stock Option Plan" (the Plan). A total of 140,000 shares of common stock are reserved for issuance under this Plan. Options granted under the plan vest over a four-year period, expire five years after the date of grant and have exercise prices reflecting market value at the date of grant. In May 1996, due to the reduced market price of the Company's common stock, the Company offered employees the opportunity to have their options repriced to $8.93 in exchange for restrictions of certain rights under their option grant.

At October 31, 1996 and 1995, 13,913 and 94,928 shares, respectively, were available for stock option grants under the employee plans and 59,000 and 74,000 shares, respectively, were available for grant under the Non-Employee Director Plan.

A summary of the activity under the stock option plans is set forth below:


                                                                            1991 Non-Employee
                                           1996 Incentive                       Directors
                                          Stock Option Plan                 Stock Option Plan
                                     -----------------------------------------------------------------
                                                      Exercise                           Exercise
                                      Shares            Price            Shares            Price
------------------------------------------------------------------------------------------------------
    Outstanding at
         October 31, 1993            266,547        2.50 - 17.25         24,000        5.25 - 13.00
    Granted                           78,931        5.50 - 12.50         20,000                8.50
    Terminated                       (15,093)       7.13 - 10.50            ---                 ---
    Exercised                        (14,459)       2.50 -  5.50         (3,750)               5.25
                                     ---------------------------------------------------------------

    Outstanding at
         October 31, 1994            315,926        3.75 - 17.25         40,250        5.25 - 13.00
    Granted                          275,907        7.50 - 14.50         20,000                9.50
    Terminated                       (37,502)       7.00 - 14.50            ---                 ---
    Exercised                        (21,543)       3.75 - 13.25            ---                 ---
                                     ---------------------------------------------------------------

    Outstanding at
         October 31, 1995            532,788        4.13 - 17.25         60,250        5.25 - 13.00

    Granted                          513,998        4.38 - 10.50         15,000                7.75
    Terminated                      (232,703)       5.31 - 12.00            ---                 ---
    Exercised                        (23,033)       4.25 - 10.25        (12,250)               5.25
                                     ---------------------------------------------------------------

    Outstanding at
         October 31, 1996            791,050        3.75 - 10.50         63,000       $7.75 - 13.00
                                     ---------------------------------------------------------------
                                     ---------------------------------------------------------------

    Exercisable at
         October 31, 1996            310,398        $4.13 - 8.93         22,000       $5.25 - 13.00
                                     ---------------------------------------------------------------
                                     ---------------------------------------------------------------


The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 100,000 shares of common stock have been reserved for issuance. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the stock's fair market value at specified dates. At October 31, 1996, 92 employees were eligible to participate in the Purchase Plan and 33,249 common shares were available for issuance. In fiscal year 1996, 1995 and 1994, 18,602, 17,869 and 11,502 shares were issued under the Purchase Plan, respectively.


10. EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company contributes a percentage of income before income taxes into an employee savings and investment plan. The percentage is determined annually by the board of directors. These contributions are payable annually, vest over five years and cover substantially all employees who have been with the Company at least one year. Additionally, the Company makes matching payments to the employee savings and investment plan of 50 percent of each employee's contribution up to three percent of employees' earnings.

    For the years ended October 31, 1996, 1995 and 1994, total expense under the above plan was $185,596, $202,228 and $169,116, respectively.

11. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for doubtful accounts for potential credit losses and actual bad debt losses have not been material and have not exceeded management's expectations. Trade accounts receivable are recorded net of allowance for doubtful accounts of $105,000 and $130,000, at October 31, 1996 and 1995, respectively.

    Sales to individual customers in excess of 10 percent of net sales of the Company included sales to Tandem Computers of $2.7 million in fiscal 1996 and sales to America Online and Tandem Computers of $3.1 million and $2.8 million, respectively, in fiscal 1995. Sales to Cisco Systems and G.E. Capital Spacenet Services, respectively, accounted for $4.6 million and $2.5 million of sales in fiscal 1994. International sales accounted for 26 percent and 11 percent of total sales during fiscal 1996 and fiscal 1995, respectively.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

 (in thousands except           First      Second    Third     Fourth
  per share amounts)           Quarter    Quarter   Quarter   Quarter
----------------------------------------------------------------------

   1996: Net sales              $3,993     $2,662    $2,909    $3,785
         Gross profit            1,659        852     1,055     1,505
         Net loss               (1,989)    (3,915)   (2,124)   (1,612)
         Net loss per share     $(0.95)    $(1.85)   $(1.00)    (0.72)

   1995: Net sales              $5,115     $4,768    $4,584    $4,901
         Gross profit            2,910      2,418     2,174     2,299
         Net loss                 (250)    (1,583)   (1,245)   (1,490)
         Net loss per share     $(0.12)    $(0.77)   $(0.60)   $(0.72)

The Company's fiscal 1996 fourth quarter reflects a $706,000 restructuring charge and the Company's fiscal 1995 fourth quarter reflects a $330,000 write-off of an equity investment.

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

13. SUBSEQUENT EVENT

On December 6, 1996 the Company sold all the assets of its manufacturing operation to XeTel Corporation, a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a multi-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon facility to XeTel. The Company expects to report a gain on the sale of these assets net of expenses in the first quarter of 1997.

                                      SBE, INC.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEARS ENDED OCTOBER 31, 1996, AND 1995


            Column A                      Column B       Column C         Column D        Column E
            --------                      --------       --------         --------        --------
                                          Balance at    Additions                          Balance
                                          Beginning  Charged to costs                      End of
          Description                     of Period    and expenses     Deductions(a)      Period
------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 1996

Allowance for Doubtful Accounts             130,000               0         (25,000)       105,000
Allowance for Obsolete Inventory            531,014         212,778        (577,646)       166,146
Allowance for Warranty Claims               104,894          50,290         (64,736)        90,447
Allowance for the deferred tax asset        948,000       3,393,000               0      4,341,000

YEAR ENDED OCTOBER 31, 1995

Allowance for Doubtful Accounts             100,000          32,590          (2,590)       130,000
Allowance for Obsolete Inventory            272,677         486,991        (228,654)       531,014
Allowance for Warranty Claims                96,016          52,608         (43,730)       104,894
Allowance for the deferred tax asset        178,626         769,374               0        948,000


(a) Deductions represent activity charged to related asset or liability account.