Form 10-Q
period 1997-01-31
SBE INC
filed 1997-03-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

                            FORM 10-Q

                           (Mark one)

      [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 31, 1997

 [  ]   Transition report pursuant to section 13 or 15(d) of the
               Securities and Exchange Act of 1934

       For the transition period from _______ to ________


                  Commission file number 0-8419

                            SBE, INC.
      _____________________________________________________
     (Exact name of registrant as specified in its charter)

              California                     94-1517641
     -------------------------------     ------------------
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)     Identification No.)


      4550 Norris Canyon Road, San Ramon, California 94583
      ----------------------------------------------------
      (Address of principal executive offices and zip code)

                         (510) 355-2000
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X   No
                           ----     ----
The number of shares of Registrant's Common Stock outstanding as of February 28, 1997 was 2,482,420.

                            SBE, INC.

               INDEX TO JANUARY 31, 1997 FORM 10-Q



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     January 31, 1997 and October 31, 1996                      3

  Condensed Consolidated Statements of Operations for the
     three months ended January 31, 1997 and 1996               4

  Condensed Consolidated Statements of Cash Flows for the
     three months ended January 31, 1997 and 1996               5

  Notes to Condensed Consolidated Financial Statements          6


  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 8


PART II   Other Information

  Items 1, 2, 3, 4, 5, and  6                                  13


SIGNATURES                                                     14

Part I.  Financial Information
  Item 1.  Financial Statements

                                 SBE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   January 31, 1997 and October 31, 1996
                              (In thousands)
                                              January 31,  October 31,
                                                  1997        1996
                                              (Unaudited)
                                              ----------   ----------
                ASSETS
Current assets:
 Cash and cash equivalents                       $   957      $    41
 Trade accounts receivable, net                    2,210        2,044
 Inventories                                       1,735        2,741
 Deferred income taxes                               291          291
 Other                                               835           88
                                                 -------      -------
     Total current assets                          6,028        5,205

Property, plant and equipment, net                 1,431        2,070
Capitalized software costs, net                      482          551
Other                                                 68           68
                                                 -------      -------
     Total assets                                $ 8,009      $ 7,894
                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank line of credit                             $   ---      $   980
 Trade accounts payable                            1,633        1,085
 Accrued payroll and employee benefits               209          262
 Other accrued expenses                              574          829
                                                 -------      -------
     Total current liabilities                     2,416        3,156

Deferred tax liabilities                             318          318
Deferred rent                                        438          439
                                                 -------      -------
     Total liabilities                             3,172        3,913
                                                 -------      -------
Shareholder's equity:
 Preferred stock                                     ---          750
 Common stock                                      9,203        8,427
 Accumulated deficit                              (4,366)      (5,196)
                                                 -------      -------
     Total shareholders' equity                    4,837        3,981
                                                 -------      -------
     Total liabilities and shareholders' equity  $ 8,009      $ 7,894
                                                 =======      =======

    The accompanying notes are an integral part of the consolidated financial statements.

                              SBE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        for the three months ended January 31, 1997 and 1996
              (In thousands, except per share amounts)
                             (Unaudited)
                                                  1997         1996
                                                -------      -------
Net sales                                       $ 4,217      $ 3,993

Cost of sales                                     2,256        2,334
                                                -------      -------
   Gross profit                                   1,961        1,659

Product research and development                    438        1,525

Sales and marketing                                 779        1,209

General and administrative                          587          920
                                                -------      -------
   Total operating expenses                       1,804        3,654
                                                -------      -------
   Operating income (loss)                          157       (1,995)

Gain on sale of assets                              685          ---

Interest and other (expense) income, net            (12)           6
                                                -------      -------
   Income (loss) before income taxes                830       (1,989)

Provision for income taxes                          ---          ---
                                                -------      -------
   Net income (loss)                            $   830      $(1,989)
                                                =======      =======

Net income (loss) per common share              $  0.35      $ (0.95)
                                                =======      =======

Weighted average common shares                    2,393        2,088
                                                =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                  SBE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended January 31, 1997 and 1996
                               (In thousands)
                                 (Unaudited)
                                                            1997         1996
                                                          -------      -------
Cash flows from operating activities:
  Net income (loss)                                       $   830      $(1,989)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                            274          491
     Gain from sale of property and equipment                (685)         ---
     Expenses and reserves related to sale of property
     and equipment                                           (432)         ---
     Other                                                      1            3
     Changes in assets and liabilities:
       (Increase) decrease in trade accounts receivable      (166)       1,241
       Decrease (increase) in inventories                   1,007         (778)
       Decrease in income tax recoverable                     ---        1,827
       Increase in other assets                              (748)         (53)
       Increase (decrease) in trade accounts payable          548         (567)
       Decrease in other liabilities                         (309)        (124)
                                                          -------      -------
          Net cash provided by operating activities           320           51
                                                          -------      -------
Cash flows from investing activities:
  Purchases of property and equipment                         (50)        (216)
  Disposals of property and equipment                       1,600          ---
  Acquisition of capitalized software                         ---          (17)
                                                          -------      -------
          Net cash provided (used) by investing activities  1,550         (233)
                                                          -------      -------
Cash flows from financing activities:
  Repayments of borrowing on bank facilities                 (980)         ---
  Proceeds from stock plans                                    26          271
                                                          -------      -------
          Net cash (used) provided by financing activities   (954)         271
                                                          -------      -------
       Net increase in cash and cash equivalents              916           89

Cash and cash equivalents at beginning of period               41          857
                                                          -------      -------
Cash and cash equivalents at end of period                $   957      $   946
                                                          =======      =======

      The accompanying notes are an integral part of the consolidated financial statements.

                            SBE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended January 31, 1997 are not necessarily indicative of expected results for the full 1997 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.


2.   Inventories:

Inventories comprise the following (in thousands):

                                      January 31,  October 31,
                                          1997        1996
                                      -----------  -----------
         Finished goods                 $  575       $  750
         Subassemblies                     ---          175
         Parts and materials             1,159        1,816
                                        ------       ------
                                        $1,734       $2,741
                                        ======       ======

3.   Net Income (Loss) Per Common Share:

Net income per common share for the three months ended January 31, 1997 was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options. Net loss per common share for the three months ended January 31, 1996 was computed by dividing net loss by the weighted average number of shares of common stock only as common stock equivalents have an antidilutive effect.

4.   Bank Facility:

The Company had a line of credit for $1.0 million that was canceled on December 15, 1996. The Company has entered into a new working capital credit facility for $500,000 which expires on May 15, 1997. Borrowings under the new line bear interest at the bank's prime rate plus two percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances and the Company is required to maintain minimum tangible net worth of $4.0 million, a minimum debt ratio of 0.7:1.0, and a minimum quick ratio of cash, investments and accounts receivable to current liabilities of 1.0:1.0. Additionally, the line of credit also prohibits the payment of cash dividends without the consent of the bank.

As of January 31, 1997, there were no borrowings outstanding under the line of credit.


5.   Sale of Manufacturing Assets:

On December 6, 1996 the Company sold all the assets of its manufacturing operation to XeTel Corporation, a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a four year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon Facility to XeTel. The sale resulted in a net gain of $685,000, or 29 cents per share, in the first quarter of fiscal 1997.


6.   Reclassifications:

Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 presentation.

                            SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Except for the historical information contained herein the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, particularly in the section entitled "Business--Risk Factors."

For the last decade, the Company has specialized in the development of communication controller data communications products for wide area networking and industrial computer equipment. In 1994, the Company determined that a large opportunity existed in the emerging remote LAN market for affordable remote access router products. To seize that opportunity, the Company has invested significant resources in developing netXpand(R), a line of standalone remote LAN access server/router products. In addition, the Company began and is continuing to restructure its existing sales and marketing channels and adding new sales channels to access customers for its netXpand products. The Company also has added certain key management personnel to better serve this emerging market.

The Company completed its initial investment program in fiscal 1996 and is now delivering four netXpand products. Sales of these products constituted over 15 percent of net sales for fiscal year 1996 and 22 percent of net sales for the first quarter of fiscal 1997. The Company expects the netXpand product line to constitute an increasing percentage of net sales in future periods; however, there can be no assurance to that effect. The netXpand products are targeted at the high-growth, price-sensitive sectors of the internetworking market. Based upon market information supplied by market research firms, the Company expects these segments to grow at a compounded annual rate in excess of 35 percent in the United States and at a greater rate in international markets. However, there can be no assurance that the market will grow at this rate, if at all, or that the Company will be successful in achieving widespread market acceptance of its netXpand products.

The Company continues to support and expand its communication controller business by developing new products for strategic customer accounts and by focusing on emerging technologies that can be leveraged into the sales channels the Company is developing for its netXpand remote LAN access products. In fiscal 1996 the Company introduced the PCI-360, a wide area network controller specifically developed to provide high-speed communications to workstations and network servers. The Company expects this product to be marketed into remote access sales channels and to leverage its network of value-added resellers. As these products flow into new sales channels in fiscal 1997, the Company expects to begin to reduce its dependence on a small group of customers that represent a large portion of the Company's sales. The communication controller portion of the Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles cause fluctuations in the Company's operating results.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal quarters ended January 31, 1997 and 1996. These operating results are not necessarily indicative of Company's operating results for any future period.

                                      Quarter Ended January 31,
                                      -------------------------
                                           1997      1996
                                           ----      ----
Net sales                                   100%      100%
Cost of sales                                53        58
                                           ----      ----
 Gross profit                                47        42
                                           ----      ----
Operating expenses:
 Product research and development            10        39
 Sales and marketing                         19        30
 General and administrative                  14        23
                                           ----      ----
     Total operating expenses                43        92
                                           ----      ----
Operating income (loss)                       4       (50)
Gain on sale of assets                       16       ---
Interest and other (expense) income, net      0         0
                                           ----      ----
Income (loss) before income taxes            20       (50)
Provision for income taxes                    0         0
                                           ----      ----
Net income (loss)                            20%      (50)%
                                           ====      ====

Net Sales

Net sales for the first quarter of fiscal 1997 were $4.2 million, a 6 percent increase from the first quarter of fiscal 1996. This increase was primarily attributable to a significant increase in netXpand sales as compared to the first quarter of fiscal 1996. Sales of netXpand product increased 89 percent from the first quarter of fiscal 1996. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company included sales to Tandem Computers, Motorola Inc. and D-Link Inc., which represented 17, 16 and 13 percent, respectively, of sales in the first quarter of fiscal 1997. This compares to 28 percent for Tandem Computers and less than 10 percent for Motorola Inc. and D-Link Inc. in the first quarter of fiscal 1996. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

International sales constituted 32 percent and 21 percent of net sales in the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. The increase in international sales is primarily attributable to increased sales of netXpand product. Sales of VMEbus-based communications products through the Company's Channel Partner relationship with Hewlett-Packard constituted 4 percent and 9 percent of net sales in the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. The Company expects that future sales through the HP channel will continue; however, sales through this channel will be subject to significant variability from quarter to quarter.

Gross Profit

Gross profit as a percentage of sales was 47 percent and 42 percent in the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. The increase from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 was primarily attributable to lower material costs for certain higher volume products and lower costs associated with the long-term manufacturing service contract with XeTel Corporation. This contract may decrease the volatility of the quarterly cost of sales as a percentage of sales.

Product Research and Development

Product research and development expenses were $438,000 in the first quarter of fiscal 1997 and $1.5 million in the first quarter of fiscal 1996. The decrease in research and development spending from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 was a result of the completion of the base netXpand product line and a corresponding decrease in internal staff and third party consulting costs associated with the launch of the netXpand products. The Company expects that product research and development expenses will continue at current levels as the Company focuses its resources on improving its netXpand product line and enhancing its traditional board-level products.

Sales and Marketing

Sales and marketing expenses for the first quarter of fiscal 1997 were $779,000, down from $1.2 million in the first quarter of fiscal 1996. Sales and marketing expenses decreased due to lower marketing program costs for advertising and tradeshows. The Company continues to focus its sales and marketing expenditures on specific results-oriented programs and does not expect to see significant increases in marketing program costs in the short term. The Company expects sales and marketing expenses to continue at a similar percentage of total sales.

General and Administrative

General and administrative expenses for the first quarter of fiscal 1997 were $587,000, a decrease of 46 percent from $920,000 in the first quarter of fiscal 1996. The decrease represents decreases in consulting, accounting and other administrative costs. The Company expects that general and administrative expenses will continue at current levels.

Gain on Sale of Assets

The Company recorded a $685,000 gain on the sale of assets in the first quarter of fiscal 1997, consisting of cash proceeds of $1.6 million received from the sale of the Company's manufacturing assets to XeTel Corporation less $483,000 in net book value of assets transferred and $432,000 in expenses and reserves associated with the transaction.

Interest and Other (Expense) Income, Net

Interest income decreased in the first quarter of fiscal 1997 from the first quarter of fiscal 1996 due to lower investment balances. Interest expense for the first quarter of fiscal 1997 increased from the first quarter of fiscal 1996 due to interest on increased borrowings.

Income Taxes

The Company did not record any provision for taxes in the first quarter of fiscal 1997 due to the utilization of net operating loss carryforwards from fiscal 1996. The Company did not record any benefit for taxes in the first quarter of fiscal 1996 as a result of not being able to realize any benefit from its net operating losses and unused tax credits. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

Net Income (Loss)

As a result of the factors discussed above, the Company recorded net income of $830,000 in the first quarter of fiscal 1997 and a net loss of $2.0 million in the first quarter of fiscal 1996.


Liquidity and Capital Resources

At January 31, 1997, the Company had cash and cash equivalents of $957,000, as compared to $41,000 at October 31, 1996. In the first quarter of fiscal 1997, $320,000 million of cash was provided by operating activities, principally as a result of a $1.0 million reduction in inventories, $830,000 in net income, and a $548,000 increase in accounts payable due to the purchase of inventory from a contract manufacturer. These cash inflows were partially offset by a $748,000 increase in receivables for sale of inventory to a contract manufacturer and a $685,000 gain from the sale of property and equipment. Working capital at January 31, 1997 was $3.6 million, as compared to $2.0 million at October 31, 1996.

In the first quarter of fiscal 1997 the Company purchased $50,000 of fixed assets, consisting primarily of computer and product testing equipment. The Company expects capital expenditures during fiscal 1997 to be similar to fiscal 1996 levels.

The Company received $26,000 in the first quarter of fiscal 1997 from employee stock purchase plan purchases. There were no employee stock option exercises in the first quarter of fiscal
1997.

The Company had a line of credit for $1.0 million that was canceled on December 15, 1996. The Company has entered into a new working capital credit facility for $500,000 which expires on May 15, 1997. Borrowings under the new line bear interest at the bank's prime rate plus two percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain minimum tangible net worth of $4.0 million, a minimum debt ratio of 0.7:1.0, and a minimum quick ratio of cash, investments and accounts receivable to current liabilities of 1.0:1.0. Additionally, the line of credit also prohibits the payment of cash dividends without the consent of the bank. As of January 31, 1997, there were no borrowings outstanding under the line of credit.

In the first quarter of fiscal 1997, the Company sold all the assets of its manufacturing operation to XeTel Corporation for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and to sublease a portion of its San Ramon facility to XeTel. As a result of the sale, the Company reported a gain on the sale of these assets, net of expenses, of $685,000 in the first quarter of fiscal 1997.

Based on the current operating plan, the Company anticipates that its current cash balances, credit line and anticipated cash flow from operations will be adequate to finance operations over the next twelve months. Additional capital in excess of its working capital line of credit may be required to meet operating requirements if the current operating plan is not realized. If the Company exceeds its current operating plan, additional working capital would be required to support the expansion of sales and marketing programs as well as accounts receivable and inventory growth. The Company is currently seeking additional capital through an increase of credit facilities. If the Company does not receive sufficient increases in credit facilities, it may seek alternative sources of financing, including equity sales, or it may reduce overall expense and capital expenditure levels. There can be no assurance that the Company will be successful in obtaining additional working capital or in exceeding its operating plan.

                          SBE, INC.

Part II        Other information


Items 1, 2, 3, 4 and 5

The above items have been omitted as inapplicable.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

  (a) Exhibits - EX-27 - Financial Data Schedule

  (b) The Company filed a Report on Form 8-K, dated December 6, 1996, disclosing the sale of its manufacturing assets to XeTel Corporation for $1.6 million and that the Company had entered into a multi-year exclusive agreement to purchase manufacturing services from XeTel and to sublease a portion of its San Ramon facility to XeTel.

                          SBE, INC.



                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 12, 1997.


                                   SBE, Inc.
                                   ---------
                                   Registrant





                                   /S/ Timothy J. Repp
                                   -------------------
                                   Timothy J. Repp
                                   Chief Financial Officer,
                                   Vice President of Finance
                                   (Principal Financial and
                                   Accounting Officer)