Form 10-Q
period 1997-04-30
SBE INC
filed 1997-06-12
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] Quarterly report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 1997

        [  ]   Transition report pursuant to section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

              For the transition period from _______ to ________


                         Commission file number 0-8419

                                   SBE, INC.
             _____________________________________________________
            (Exact name of registrant as specified in its charter)

                   California                       94-1517641
          _______________________________       ___________________
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)


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

                               Yes   X   No
                                    ___      ___
The number of shares of Registrant's Common Stock outstanding as of May 30, 1997 was 2,514,306.

                                   SBE, INC.

                       INDEX TO APRIL 30, 1997 FORM 10-Q



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     April 30, 1997 and October 31, 1996                           3

  Condensed Consolidated Statements of Operations for the
     three and six months ended April 30, 1997 and 1996            4

  Condensed Consolidated Statements of Cash Flows for the
     six months ended April 30, 1997 and 1996                      5

  Notes to Condensed Consolidated Financial Statements             6


  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8


PART II   Other Information

  Items 1, 2, 3, and 5                                            13

  Item 4  Submission of Matters to a Vote of Security Holders     13

  Item 6  Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                        14

Part I.  Financial Information
  Item 1.  Financial Statements

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 30, 1997 and October 31, 1996
                                (In thousands)
                                                  April 30,   October 31,
                                                     1997        1996
                                                 (Unaudited)
                                                 -----------  -----------
                ASSETS
Current assets:
 Cash and cash equivalents                          $ 1,581     $    41
 Trade accounts receivable, net                       2,274       2,044
 Inventories                                          1,331       2,741
 Deferred income taxes                                  291         291
 Other                                                  413          88
                                                    -------     -------
     Total current assets                             5,890       5,205

Property, plant and equipment, net                    1,264       2,070
Capitalized software costs, net                         413         551
Other                                                    68          68
                                                    -------     -------
     Total assets                                   $ 7,635     $ 7,894
                                                    =======     =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank line of credit                                $   ---     $   980
 Trade accounts payable                                 952       1,085
 Accrued payroll and employee benefits                  251         262
 Other accrued expenses                                 443         829
                                                    -------     -------
     Total current liabilities                        1,646       3,156

Deferred tax liabilities                                318         318
Deferred rent                                           437         439
                                                    -------     -------
     Total liabilities                                2,401       3,913
                                                    -------     -------

Shareholders' equity:
 Preferred stock                                        ---         750
 Common stock                                         9,216       8,427
 Accumulated deficit                                 (3,982)     (5,196)
                                                    -------     -------
     Total shareholders' equity                       5,234       3,981
                                                    -------     -------
     Total liabilities and shareholders' equity     $ 7,635     $ 7,894
                                                    =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and six months ended April 30, 1997 and 1996
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                        Three months ended    Six months ended
                                              April 30,            April 30,
                                           1997      1996      1997       1996
                                        --------  --------   --------  --------
Net sales                               $  5,852   $ 2,662   $ 10,069   $ 6,656

Cost of sales                              3,259     1,810      5,515     4,144
                                        --------  --------   --------  --------

   Gross profit                            2,593       852      4,554     2,512

Product research and development             611     1,463      1,049     2,989

Sales and marketing                          889     1,404      1,668     2,613

General and administrative                   710       867      1,297     1,787

Restructuring costs                          ---       255        ---       255

Writedown of software costs                  ---       794        ---       794
                                        --------  --------   --------  --------

   Total operating expenses                2,210     4,783      4,014     8,438
                                        --------  --------   --------  --------

   Operating income (loss)                   383    (3,931)       540    (5,926)

Gain on sale of assets                       ---       ---        685       ---

Interest and other income (expense), net       1        16        (11)       22
                                        --------  --------   --------  --------

   Income (loss) before income taxes         384    (3,915)     1,214    (5,904)

Provision for income taxes                   ---       ---        ---       ---
                                        --------  --------   --------  --------

   Net income (loss)                     $   384   $(3,915)   $ 1,214   $(5,904)
                                        ========  ========   ========  ========

Net income (loss) per common share       $  0.15   $ (1.85)   $  0.50   $ (2.81)
                                        ========  ========   ========  ========

Shares used in per share computations      2,489     2,116      2,442     2,102
                                        ========  ========   ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended April 30, 1997 and 1996
                                (In thousands)
                                  (Unaudited)
                                                               1997      1996
                                                             --------  --------
Cash flows from operating activities:
  Net income (loss)                                          $  1,214  $ (5,904)
  Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
     Depreciation and amortization                                517       904
     Writedown of capitalized software                            ---       794
     Gain from sale of property and equipment                    (685)      ---
     Expenses and reserves related to sale of property
     and equipment                                               (407)      ---
     Other                                                          1         3
     Changes in assets and liabilities:
       (Increase) decrease in trade accounts receivable          (230)    1,688
       Decrease (increase) in inventories                       1,410      (711)
       Decrease in income tax recoverable                         ---     1,827
       (Increase) decrease in other assets                       (325)       84
       Decrease in trade accounts payable                        (133)     (139)
       (Decrease) increase in customer advances                  (294)      997
       Decrease in other liabilities                             (105)      (70)
                                                             --------  --------
          Net cash provided (used) by operating activities        963      (527)
                                                             --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                             (82)     (332)
  Disposals of property and equipment                           1,600         2
  Acquisition of capitalized software                             ---       (42)
                                                             --------  --------
          Net cash provided (used) by investing activities      1,518      (372)
                                                             --------  --------

Cash flows from financing activities:
  Repayments of borrowing on bank facilities                     (980)      ---
  Proceeds from stock plans                                        39       303
                                                             --------  --------
          Net cash (used) provided by financing activities       (941)      303
                                                             --------  --------

       Net increase (decrease) in cash and cash equivalents     1,540      (596)

Cash and cash equivalents at beginning of period                   41       857
                                                             --------  --------
Cash and cash equivalents at end of period                   $  1,581  $    261
                                                             ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   SBE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended April 30, 1997 are not necessarily indicative of expected results for the full 1997 fiscal year.

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


2.   Inventories:

Inventories comprise the following (in thousands):

                                       April 30,  October 31,
                                         1997        1996
                                       --------    --------
         Finished goods                 $   699     $   750
         Subassemblies                        6         175
         Parts and materials                626       1,816
                                        -------     -------
                                        $ 1,331     $ 2,741
                                        =======     =======


3.   Net Income (Loss) Per Common Share:

Net income per common share for the three and six months ended April 30, 1997 was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options. Net loss per common share for the three and six months ended April 30, 1996 was computed by dividing net loss by the weighted average number of shares of common stock only as common stock equivalents have an antidilutive effect.

4.   Bank Facility:

The Company had a working capital credit facility for $500,000 that expired on May 15, 1997. Borrowings under the line bore interest at the bank's prime rate plus two percent and were collateralized by accounts receivable and other assets. Borrowings were limited to 75 percent of adjusted accounts receivable balances and the Company was required to maintain a minimum tangible net worth of $4.0 million, a minimum debt ratio of 0.7:1.0, and a minimum quick ratio of cash, investments and accounts receivable to current liabilities of 1.0:1.0. Additionally, the line of credit prohibited the payment of cash dividends without the consent of the bank.

As of April 30, 1997, there were no borrowings outstanding under the line of credit. The Company is currently negotiating with its lender for a new line of credit.


5.   Sale of Manufacturing Assets:

On December 6, 1996 the Company sold all the assets of its manufacturing operation to XeTel Corporation, a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon Facility to XeTel. The sale resulted in a gain of $685,000, or 29 cents per share, in the first quarter of fiscal 1997.


6.   Writedown of Software Costs:

The Company recorded a writedown of its capitalized software costs of $794,000 in the three months ended April 30, 1996. The carrying value of the asset was reduced due to the uncertainty of future realization of the asset, due to the slower than expected sales of netXpand products.


7.   Restructuring Costs:

In the three months ended April 30, 1996, the Company recorded $255,000 of restructuring costs, principally comprised of severance payment expenses, in connection with lower than expected sales.


8.   Reclassifications:

Certain reclassifications have been made to the 1996 condensed consolidated financial statements to conform to the 1997 presentation.

                                   SBE, INC.
Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, particularly in the section entitled "Business--Risk Factors."

Overview

For more than 15 years, SBE, Inc. (the "Company") has shipped network connectivity products that have helped customers grow and prosper through deploying network-computing solutions. Historically, the Company's networking products have provided connectivity solutions for large original equipment manufacturers and system integrators throughout the world. Leveraging this expertise in network communications technology, the Company is now delivering new innovative products for Internet, Intranet, and small- to medium-sized enterprise network users. The Company is committed to providing access solutions that make networks more accessible, easier to use, manage, and operate. The Company's comprehensive line of access solutions includes products for Internet and Intranet access, branch office access, home-to-office access, and access to wide area networks.

The Company completed its initial investment program in fiscal 1996 and is now delivering standalone and server-based products for network access. The Company's netXpand products are standalone network access products that provide from one to ten ports of wide area network or remote access connections. The Company's PCI products operate within a network server to provide high-speed network access. Sales of these new access products constituted over 16 percent of net sales for fiscal year 1996 and 37 percent of net sales for the first six months of fiscal 1997. The Company expects the netXpand and PCI product lines to constitute an increasing percentage of net sales in future periods; however, there can be no assurance to that effect. The netXpand and PCI products are targeted at the high-growth, price-sensitive sectors of the internetworking market. Based upon market information supplied by market research firms, the Company expects these segments to grow at a compounded annual rate in excess of 45 percent in the United States and at a greater rate in international markets. However, there can be no assurance that the market will grow at this rate, if at all, or that the Company will be successful in achieving widespread market acceptance of its netXpand and PCI products.

The Company continues to support and expand its communication controller business by developing new products for strategic customer accounts and by focusing on emerging technologies that can be leveraged into current and new sales channels. The Company believes that it is well-positioned with a number of key telecommunication systems providers that have large contracts to develop cellular, data and telephone system infrastructure.

The communication controller portion of the Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles cause fluctuations in the Company's operating results.


Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal quarters ended April 30, 1997 and 1996. These operating results are not necessarily indicative of Company's operating results for any future period.

                                          Three Months Ended  Six Months Ended
                                                April 30,         April 30,
                                              1997    1996      1997    1996
                                              ----    ----      ----    ----
Net sales                                      100%    100%      100%    100%
Cost of sales                                   56      68        55      62
                                              ----    ----      ----    ----
Gross profit                                    44      32        45      38
                                              ----    ----      ----    ----
    Product research and development            10      55        10      45
    Sales and marketing                         15      53        17      39
    General and administrative                  12      32        13      27
    Restructuring costs                         --      10        --       4
    Writedown of software costs                 --      30        --      12
                                              ----    ----      ----    ----
Total operating expenses                        37     180        40     127
                                              ----    ----      ----    ----
Operating income (loss)                          7    (148)        5     (89)
Gain on sale of assets                          --      --         7      --
Interest and other income (expense), net        --       1        --      --
                                              ----    ----      ----    ----
Income (loss) before income taxes                7    (147)       12     (89)
Provision for income taxes                      --      --        --      --
                                              ----    ----      ----    ----
Net income (loss)                                7%   (147)%      12%    (89)%
                                              ====    ====      ====    ====

Net Sales

Net sales for the second quarter of fiscal 1997 were $5.9 million, a 119 percent increase from the second quarter of fiscal 1996. This increase was primarily attributable to a significant increase in netXpand and PCI product sales as compared to the second quarter of fiscal 1996. Sales of netXpand and PCI products increased $2.5 million from $163,000 in the second quarter of fiscal 1996 to $2.7 million in the second quarter of fiscal 1997. Sales for the six months ended April 30, 1997 were $10.1 million, up from $6.7 million for the same period of 1996, principally due to increased sales of netXpand and PCI products. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company for the six months included sales to Silicon Graphics, Tandem Computers and Motorola, which represented 26, 16 and 10 percent, respectively, of net sales in the six months ended April 30, 1997. This compares to 22 percent for Tandem Computers and less than 10 percent for Silicon Graphics and Motorola in the six months ended April 30, 1996. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

International sales constituted 13 percent and 18 percent of net sales in the six months ended April 30, 1997 and 1996, respectively. The decrease in international sales is primarily attributable to decreased stocking levels for an international OEM.

Gross Profit

Gross profit as a percentage of sales was 44 percent and 32 percent in the second quarter of fiscal 1997 and the second quarter of fiscal 1996, respectively. Gross profit as a percentage of sales in the first six months of fiscal 1997 was 45 percent, up from 38 percent for the same period of 1996.
The increases from fiscal 1996 to fiscal 1997 were primarily attributable to lower material costs for certain higher volume products and lower costs associated with the long-term manufacturing service contract with XeTel Corporation. This contract may decrease the volatility of the quarterly cost of sales as a percentage of sales.

Product Research and Development

Product research and development expenses were $611,000 in the second quarter of fiscal 1997 and $1.5 million in the second quarter of fiscal 1996. Product research and development costs for the first six months of fiscal 1997 decreased 65 percent from the same period of fiscal 1996. The decreases in research and development spending from fiscal 1996 to fiscal 1997 were a result of the completion of the base netXpand product line and a corresponding decrease in internal staff and third party consulting costs associated with the launch of the netXpand products. The Company expects that product research and development expenses will continue at current levels as the Company focuses its resources on improving its netXpand and PCI product lines and enhancing communication controller products to meet specific customers' needs.

Sales and Marketing

Sales and marketing expenses for the second quarter of fiscal 1997 were $889,000, down from $1.4 million in the second quarter of fiscal 1996. Sales and marketing expenses decreased 46 percent in the first six months of fiscal 1997 from the same period of 1996. These decreases were primarily due to lower marketing program costs for advertising and tradeshows. The Company continues to focus its sales and marketing expenditures on specific results-oriented programs and does not expect to see significant increases in marketing program costs in the short term. The Company expects sales and marketing expenses to continue at a similar percentage of total sales.

General and Administrative

General and administrative expenses for the second quarter of fiscal 1997 were $710,000, a decrease of 18 percent from $867,000 in the second quarter of fiscal 1996. General and administrative expenses decreased 27 percent in the first six months of fiscal 1997 from the same period of 1996. The decrease represents reductions in consulting, accounting and other administrative costs. The Company expects that general and administrative expenses will continue at or near current levels.

Restructuring Costs

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

Gain on Sale of Assets

The Company recorded a $685,000 gain on the sale of assets in the first quarter of fiscal 1997, consisting of cash proceeds of $1.6 million received from the sale of the Company's manufacturing assets to XeTel Corporation less $508,000 in net book value of assets transferred and $407,000 in expenses and reserves associated with the transaction.

Income Taxes

The Company did not record any provision for taxes in the second quarter or the first six months of fiscal 1997 due to the utilization of net operating loss carryforwards from fiscal 1996. The Company did not record any benefit for taxes in the second quarter or the first six months of fiscal 1996 as a result of not being able to realize any benefit from its net operating losses and unused tax credits. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized. The Company has deferred tax assets of approximately $4.0 million that are reserved due to the uncertainty of future events that will allow realization of the benefit of these items.

Net Income (Loss)

As a result of the factors discussed above, the Company recorded net income of $384,000 in the second quarter of fiscal 1997 and a net loss of $3.9 million in the second quarter of fiscal 1996. Net income for the first six months of fiscal 1997 was $1.2 million, as compared to a net loss of $5.9 million for the same period of 1996.


Liquidity and Capital Resources

At April 30, 1997, the Company had cash and cash equivalents of $1.6 million, as compared to $41,000 at October 31, 1996. In the first six months of fiscal 1997, $963,000 of cash was provided by operating activities, principally as a result of a $1.4 million reduction in inventories, $1.2 million in net income, and $517,000 in depreciation and amortization. These operating cash inflows were partially offset by a $685,000 gain from the sale of property and equipment. Working capital at April 30, 1997 was $4.2 million, as compared to $2.0 million at October 31, 1996.

In the first six months of fiscal 1997 the Company purchased $82,000 of fixed assets, consisting primarily of computer and product testing equipment. The Company expects capital expenditures during fiscal 1997 to be similar to fiscal 1996 levels.

The Company received $39,000 in the first six months of fiscal 1997 from employee stock purchase plan purchases and employee stock option exercises.

The Company had a working capital credit facility for $500,000 that expired on May 15, 1997. Borrowings under the line bore interest at the bank's prime rate plus two percent and were collateralized by accounts receivable and other assets. Borrowings were limited to 75 percent of adjusted accounts receivable balances and the Company was required to maintain a minimum tangible net worth of $4.0 million, a minimum debt ratio of 0.7:1.0, and a minimum quick ratio of cash, investments and accounts receivable to current liabilities of 1.0:1.0. Additionally, the line of credit prohibited the payment of cash dividends without the consent of the bank. As of April 30, 1997, there were no borrowings outstanding under the line of credit. The Company is currently negotiating with its lender for a new line of credit. There can be no assurance that the Company will be able to obtain a new line of credit on favorable terms or at all.

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

Based on the current operating plan, the Company anticipates that its current cash balances and anticipated cash flow from operations will be adequate to finance operations over the next twelve months. Additional capital may be required to meet operating requirements if the current operating plan is not realized. If the Company exceeds its current operating plan, additional working capital would be required to support the expansion of sales and marketing programs as well as accounts receivable and inventory growth. The Company is currently seeking additional capital through obtaining a new credit facility. If the Company is not able to obtain a sufficient credit line, it may seek alternative sources of financing, including equity sales, or it may reduce overall expense and capital expenditure levels. There can be no assurance that the Company will be successful in obtaining additional working capital or in exceeding its operating plan.

                                   SBE, INC.

Part II        Other information


Items 1, 2, 3, and 5

The above items have been omitted as inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of the Company was held on Wednesday, April 16, 1997, at 5:00 p.m. at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The shareholders approved the following two items:

     (i)  Elected the following Directors to the Board:

                                 For      Withheld
                              ---------  ---------
     Raimon L. Conlisk        1,965,008    50,855
     George E. Grega          1,963,428    52,435
     William B. Heye, Jr.     1,962,477    53,386
     Ronald J. Ritchie        1,964,514    51,349
     Randall L-W. Caudill     1,964,768    51,095

     (ii) Ratified the selection of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending October 31, 1997. (For - 1,973,752; Against - 11,664; Abstain - 30,447)

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a)  Exhibits

     EX-27  Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1997.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of June 12, 1997.


                                   SBE, Inc.
                                   ----------
                                   Registrant





                                   /S/ Timothy J. Repp
                                   -------------------
                                   Timothy J. Repp
                                   Chief Financial Officer, Vice President of
                                   Finance and Secretary (Principal Financial
                                   and Accounting Officer)