Form 10-Q
period 1997-07-31
SBE INC
filed 1997-09-11
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] Quarterly report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 1997

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

                                (510) 355-2000
                                ______________
             (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X   No
                           _____    _____

The number of shares of Registrant's Common Stock outstanding as of August 26, 1997 was 2,616,355.

                                   SBE, INC.

                       INDEX TO JULY 31, 1997 FORM 10-Q



PART I    Financial Information


  Item 1    Financial Statements

  Condensed Consolidated Balance Sheets as of
     July 31, 1997 and October 31, 1996                               3

  Condensed Consolidated Statements of Operations for the
     three and nine months ended July 31, 1997 and 1996               4

  Condensed Consolidated Statements of Cash Flows for the
     nine months ended July 31, 1997 and 1996                         5

  Notes to Condensed Consolidated Financial Statements                6


  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8


PART II   Other Information

  Items 1, 2, 3, 4, and 5                                            13

  Item 6    Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                           14

EXHIBIT                                                              15

Part I.  Financial Information
  Item 1.  Financial Statements

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 1997 and October 31, 1996
                                (In thousands)
                                                  July 31,   October 31,
                                                    1997        1996
                                                (Unaudited)
                                                  -------     -------
                ASSETS
Current assets:
 Cash and cash equivalents                        $ 3,579     $    41
 Trade accounts receivable, net                     2,182       2,044
 Inventories                                        1,117       2,741
 Deferred income taxes                                291         291
 Other                                                277          88
                                                  -------     -------
     Total current assets                           7,446       5,205

Property, plant and equipment, net                  1,131       2,070
Capitalized software costs, net                       344         551
Other                                                  68          68
                                                  -------     -------
     Total assets                                 $ 8,989     $ 7,894
                                                  =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank line of credit                              $   ---     $   980
 Trade accounts payable                             1,094       1,085
 Accrued payroll and employee benefits                540         262
 Other accrued expenses                               402         829
                                                  -------     -------
     Total current liabilities                      2,036       3,156

Deferred tax liabilities                              318         318
Deferred rent                                         417         439
                                                  -------     -------
     Total liabilities                              2,771       3,913
                                                  -------     -------
Shareholders' equity:
 Preferred stock                                      ---         750
 Common stock                                       9,460       8,427
 Accumulated deficit                               (3,242)     (5,196)
                                                  -------     -------
     Total shareholders' equity                     6,218       3,981
                                                  -------     -------
     Total liabilities and shareholders' equity   $ 8,989     $ 7,894
                                                  =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and nine months ended July 31, 1997 and 1996
                   (In thousands, except per share amounts)
                                  (Unaudited)
                                        Three months ended   Nine months ended
                                             July 31,             July 31,
                                          1997      1996       1997      1996
                                        -------   -------    -------   -------
Net sales                               $ 7,393   $ 2,909    $17,462   $ 9,565

Cost of sales                             3,682     1,854      9,197     5,998
                                        -------   -------    -------   -------
   Gross profit                           3,711     1,055      8,265     3,567

Product research and development            832     1,232      1,881     4,221

Sales and marketing                         977     1,087      2,645     3,700

General and administrative                1,189       755      2,486     2,542

Restructuring costs                         ---       ---        ---       255

Writeoff of deferred offering costs         ---       105        ---       105

Writedown of software costs                 ---       ---        ---       794
                                        -------   -------    -------   -------
   Total operating expenses               2,998     3,179      7,012    11,617
                                        -------   -------    -------   -------
   Operating income (loss)                  713    (2,124)     1,253    (8,050)

Gain on sale of assets                      ---       ---        685       ---

Interest and other income (expense), net     27        (9)        16        13
                                        -------   -------    -------   -------
   Income (loss) before income taxes        740    (2,133)     1,954    (8,037)

Provision for income taxes                  ---       ---        ---       ---
                                        -------   -------    -------   -------
   Net income (loss)                    $   740   $(2,133)   $ 1,954   $(8,037)
                                        =======   =======    =======   =======

Net income (loss) per common share      $  0.27   $ (1.00)   $  0.72   $ (3.81)
                                        =======   =======    =======   =======

Shares used in per share computations     2,781     2,125      2,702     2,110
                                        =======   =======    =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended July 31, 1997 and 1996
                                (In thousands)
                                  (Unaudited)
                                                                1997    1996
                                                              ------- -------
Cash flows from operating activities:
  Net income (loss)                                           $ 1,954 $(8,037)
  Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
     Depreciation and amortization                                840   1,294
     Writedown of capitalized software                            ---     794
     Gain from sale of property and equipment                    (685)    ---
     Expenses and reserves related to sale of property
     and equipment                                               (407)    ---
     Other                                                          2       5
     Changes in assets and liabilities:
       (Increase) decrease in trade accounts receivable          (138)  1,584
       Decrease (increase) in inventories                       1,624    (607)
       Decrease in income tax recoverable                         ---   1,827
       (Increase) decrease in other assets                       (189)    178
       Decrease in trade accounts payable                           9     112
       (Decrease) increase in other current liabilities          (149)    725
       (Decrease) increase in noncurrent liabilities              (22)    100
                                                              ------- -------
          Net cash provided (used) by operating activities      2,839  (2,025)
                                                              ------- -------
Cash flows from investing activities:
  Purchases of property and equipment                            (204)   (363)
  Disposals of property and equipment                           1,600     ---
  Proceeds from sale of fixed assets                              ---       8
  Acquisition of capitalized software                             ---     (42)
                                                              ------- -------
          Net cash provided (used) by investing activities      1,396    (397)
                                                              ------- -------
Cash flows from financing activities:
  Repayments of borrowing on bank facilities                     (980)    ---
  Proceeds from sale of preferred stock                           ---   1,112
  Proceeds from stock plans                                       283     388
                                                              ------- -------
          Net cash (used) provided by financing activities       (697)  1,500
                                                              ------- -------
       Net increase (decrease) in cash and cash equivalents     3,538    (922)

Cash and cash equivalents at beginning of period                   41     857
                                                              ------- -------
Cash and cash equivalents at end of period                    $ 3,579 $   (65)
                                                              ======= =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                   SBE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended July 31, 1997 are not necessarily indicative of expected results for the full 1997 fiscal year.

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


2.   Inventories:

Inventories comprise the following (in thousands):

                                       July 31, October 31,
                                         1997       1996
                                       -------    -------
         Finished goods                $   875    $   750
         Subassemblies                       6        175
         Parts and materials               236      1,816
                                       -------    -------
                                       $ 1,117    $ 2,741
                                       =======    =======


3.   Net Income (Loss) Per Common Share:

Net income per common share for the three and nine months ended July 31, 1997 was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents relate to stock options and stock warrants. Net loss per common share for the three and nine months ended July 31, 1996 was computed by dividing net loss by the weighted average number of shares of common stock only as common stock equivalents have an antidilutive effect.


4.   Bank Facility:

On August 26, 1997 the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of August 31, 1997, there were no borrowings outstanding under the line of credit.


5.   Sale of Manufacturing Assets:

On December 6, 1996 the Company sold all the assets of its manufacturing operation to XeTel Corporation, a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon Facility to XeTel. Also, a director of SBE, Inc. is also a director of XeTel Corporation. The sale resulted in a gain of $685,000, or 25 cents per share, and is included in the results of operations for the nine months ended July 31, 1997.


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

Overview

For more than 15 years, SBE, Inc. (the "Company") has shipped network connectivity products that have helped customers deploy network-computing solutions. Historically, the Company's networking products have provided connectivity solutions for large original equipment manufacturers and system integrators throughout the world. Leveraging this expertise in network communications technology, the Company is now delivering new innovative products for Internet, Intranet, and small- to medium-sized enterprise network users. The Company is committed to providing access solutions that make networks more accessible and easier to use, manage and operate. The Company's comprehensive line of access solutions includes products for Internet and Intranet access, branch office access, home-to-office access, and access to wide area networks.

The Company offers two new remote access/router product lines to meet the needs of its customers: netXpand(R) and WanXL(TM). The Company's netXpand products provide from one to ten ports of wide area network or remote access connections. The Company's WanXL products operate within a network server to provide high-speed network access. Sales of these new access products constituted over 16 percent of net sales for fiscal year 1996 and 27 percent of net sales for the first nine months of fiscal 1997. The Company expects the netXpand and WanXL product lines to constitute an increasing percentage of net sales in future periods; however, there can be no assurance to that effect. The netXpand and WanXL products are targeted at the high-growth, price-sensitive sectors of the internetworking market. Based upon market information supplied by market research firms, the Company expects these market segments to grow at a compounded annual rate in excess of 50 percent in the United States and at a greater rate in international markets. However, there can be no assurance that the market will grow at this rate, if at all, or that the Company will be successful in achieving widespread market acceptance of its netXpand and WanXL products.

The Company continues to support and expand its communication controller business by developing new products for strategic customer accounts and by focusing on emerging technologies that can be leveraged into current and new sales channels. The Company believes that it is well positioned with a number of key telecommunication systems providers that have large contracts to develop wireless, data and telephone system infrastructure.

The communication controller portion of the Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles cause fluctuations in the Company's operating results. In particular, sales to Tandem Computers, Silicon Graphics and Motorola constituted 30, 17 and 10 percent of net sales in the nine months ended July 31, 1997 and 49, 16 and 5 percent of net sales in the three months ended July 31, 1997. The Company expects that sales to these three customers will continue to be significant for the foreseeable future. The loss of, or cancellation of any significant order by any of these customers would likely have a material adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that any large customer of the Company will continue to place orders with the Company at current or higher levels.


Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal quarters ended July 31, 1997 and 1996. These operating results are not necessarily indicative of Company's operating results for any future period.

                                         Three Months Ended  Nine Months Ended
                                                July 31,           July 31,
                                              1997    1996       1997    1996
                                             -----   -----      -----   -----
Net sales                                      100%    100%       100%    100%
Cost of sales                                   50      64         53      63
                                             -----   -----      -----   -----
Gross profit                                    50      36         47      37
                                             -----   -----      -----   -----
    Product research and development            11      42         11      44
    Sales and marketing                         13      37         15      39
    General and administrative                  16      26         14      27
    Restructuring costs                        ---     ---        ---       2
    Writeoff of deferred offering costs        ---       4        ---       1
    Writedown of software costs                ---     ---        ---       8
                                             -----   -----      -----   -----
Total operating expenses                        40     109         40     121
                                             -----   -----      -----   -----
Operating income (loss)                         10     (73)         7     (84)
Gain on sale of assets                         ---     ---          4     ---
Interest and other income (expense), net       ---     ---        ---     ---
                                             -----   -----      -----   -----
Income (loss) before income taxes               10     (73)        11     (84)
Provision for income taxes                     ---     ---        ---     ---
                                             -----   -----      -----   -----
Net income (loss)                               10%    (73)%       11%    (84)%
                                             =====   =====      =====   =====

Net Sales

Net sales for the third quarter of fiscal 1997 were $7.4 million, a 155 percent increase from the third quarter of fiscal 1996. This increase was primarily attributable to a significant increase in VME communication controller product sales and, to a lesser extent, netXpand and WanXL product sales, both as compared to the third quarter of fiscal 1996. Sales of VME communication controller products increased to $5.7 million for the third quarter of fiscal 1997 compared to $1.5 million in the same period of fiscal 1996. Sales of netXpand and WanXL products increased 46 percent from prior year levels to $919,000 in the third quarter of fiscal 1997. Sales for the nine months ended July 31, 1997 were $17.5 million, up from $9.6 million for the same fiscal period of 1996, principally due to increased sales of VME communication controllers and, to a lesser extent, of netXpand and WanXL products. Sales of VME communication controller products increased to $10.5 million for the first nine months of fiscal 1997 compared to $5.5 million in the same period of fiscal 1996. Sales of netXpand and WanXL products increased 266 percent from prior year levels to $4.7 million in the first nine months of fiscal 1997.

Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company for the quarter included sales to Tandem Computers and Motorola, which represented 49 and 16 percent, respectively, of net sales in the third quarter of fiscal 1997. This compares to 21 percent for Tandem Computers and less than 10 percent for Motorola in the quarter ended July 31, 1996. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company for the nine months included sales to Tandem Computers, Silicon Graphics and Motorola, which represented 30, 17 and 13 percent, respectively, of net sales in the nine months ended July 31, 1997. This compares to 26 percent for Tandem Computers and less than 10 percent for Silicon Graphics and Motorola in the nine months ended July 31, 1996. The Company expects that sales to these three customers will continue to be significant for the foreseeable future. The Company expects to continue to experience fluctuation in communication controller product sales and net sales as large customers' needs change.

International sales constituted 15 percent and 25 percent of net sales in the nine months ended July 31, 1997 and 1996, respectively. The decrease in international sales is primarily attributable to decreased stocking levels for an international OEM.

Gross Profit

Gross profit as a percentage of sales was 50 percent and 36 percent in the third quarter of fiscal 1997 and the third quarter of fiscal 1996, respectively. Gross profit as a percentage of sales in the first nine months of fiscal 1997 was 47 percent, up from 37 percent for the same period of 1996. The increases from fiscal 1996 to fiscal 1997 were primarily attributable to lower material costs for certain higher volume products and lower costs associated with the long-term manufacturing service contract with XeTel Corporation. This contract may decrease the volatility of the quarterly cost of sales as a percentage of sales.

Product Research and Development

Product research and development expenses were $832,000 in the third quarter of fiscal 1997 and $1.2 million in the third quarter of fiscal 1996. Product research and development costs for the first nine months of fiscal 1997 decreased 55 percent from the same period of fiscal 1996. The decreases in research and development spending from fiscal 1996 to fiscal 1997 were a result of the completion of the base netXpand product line and a corresponding decrease in internal staff and third party consulting costs associated with the launch of the netXpand products. The Company expects that product research and development expenses will continue at current levels as a percentage of sales as the Company focuses its resources on improving its netXpand and WanXL product lines and enhancing communication controller products to meet specific customers' needs.

Sales and Marketing

Sales and marketing expenses for the third quarter of fiscal 1997 were $977,000, down from $1.1 million in the third quarter of fiscal 1996. Sales and marketing expenses decreased 29 percent in the first nine months of fiscal 1997 from the same period of 1996. These decreases were primarily due to lower marketing program costs for advertising and tradeshows. The Company continues to focus its sales and marketing expenditures on specific results-oriented programs and does not expect to see significant increases in marketing program costs in the short term. The Company expects sales and marketing expenses to continue at a similar percentage of total sales.

General and Administrative

General and administrative expenses for the third quarter of fiscal 1997 were $1.2 million, an increase of 57 percent from $755,000 in the third quarter of fiscal 1996. The increase represents increased costs related to incentive compensation programs associated with the Company's return to profitability and other strategic corporate initiatives. General and administrative expenses decreased 2 percent in the first nine months of fiscal 1997 from the same period of 1996. The Company expects general and administrative expenses to continue at current absolute levels.

Gain on Sale of Assets

The Company recorded a $685,000 gain on the sale of assets in the first quarter of fiscal 1997, consisting of cash proceeds of $1.6 million received from the sale of the Company's manufacturing assets to XeTel Corporation less $508,000 in net book value of assets transferred and $407,000 in expenses and reserves associated with the transaction.

Income Taxes

The Company did not record any provision for taxes in the third quarter or the first nine months of fiscal 1997 due to the utilization of net operating loss carryforwards from prior fiscal years. The Company did not record any benefit for taxes in the third quarter or the first nine months of fiscal 1996 as a result of not being able to realize any benefit from its net operating losses and unused tax credits. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized. The Company has deferred tax assets of approximately $3.0 million that are reserved due to the uncertainty of realizing the benefit of these items.

Net Income (Loss)

As a result of the factors discussed above, the Company recorded net income of $740,000 in the third quarter of fiscal 1997 and a net loss of $2.1 million in the third quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 was $1.9 million, as compared to a net loss of $8.0 million for the same period of 1996.


Liquidity and Capital Resources

At July 31, 1997, the Company had cash and cash equivalents of $3.6 million, as compared to $41,000 at October 31, 1996. In the first nine months of fiscal 1997, $2.8 million of cash was provided by operating activities, principally as a result of $1.9 million in net income, a $1.6 million reduction in inventories, and $840,000 in depreciation and amortization. These operating cash inflows were partially offset by a $685,000 gain from the sale of property and equipment. Working capital at July 31, 1997 was $5.4 million, as compared to $2.0 million at October 31, 1996.

In the first nine months of fiscal 1997 the Company purchased $204,000 of fixed assets, consisting primarily of computer and product testing equipment. The Company expects capital expenditures during fiscal 1997 to increase from fiscal 1996 levels.

The Company received $283,000 in the first nine months of fiscal 1997 from employee stock purchase plan purchases and employee stock option exercises.

On August 26, 1997 the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

On December 6, 1996 the Company sold all the assets of its manufacturing operation to XeTel Corporation, a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon Facility to XeTel. The sale resulted in a gain of $685,000, or 25 cents per share, and is included in the results of operations for the nine months ended July 31, 1997.

Based on the current operating plan, the Company anticipates that its current cash balances, bank credit facility and anticipated cash flow from operations will be adequate to finance operations over the next twelve months.

                                   SBE, INC.

Part II        Other information


Items 1, 2, 3, 4, and 5

The above items have been omitted as inapplicable.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a)  Exhibits

  10.1 Severance agreement with Michael R. Coker
  27.1 Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the quarter ended July 31, 1997.

                                   SBE, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of September 11, 1997.


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

Exhibit 10.1


                              SEVERANCE AGREEMENT


     This Severance Agreement (this "Agreement") is made as of ___________, 1997 between SBE, Inc., a California corporation (the "Company"), and Michael
R. Coker ("Executive").

     The parties agree as follows:

     Termination of Employment.

          Definitions.

               "Base Salary" means, as of a given time, Executive's base salary (excluding bonus, any other incentive or other payments and stock option exercises) in effect at such time, to the extent that it is includable in the gross income of Executive for federal income tax purposes or would be includable in gross income except for an election either under Section 125 of the Code or under the terms of a nonqualified deferred compensation arrangement sponsored by the Company.

               "Cause" means (1) conviction of or pleading guilty or nolo contendere to any felony or any crime involving moral turpitude or dishonesty,
(2) participation in a fraud or act of dishonesty against the Company, (3) willful material breach of the Company's policies, (4) intentional damage to the Company's property, (5) willful material breach of Executive's Proprietary Information and Inventions Agreement or (6) conduct by Executive that, in the reasonable determination of the Company's Board of Directors, demonstrates gross unfitness to serve.

               "Change of Control" means (1) the sale of all or substantially all of the Company's assets to a single purchaser or a group of related purchasers, (2) more than 50% of the Company's outstanding capital stock is sold, exchanged or otherwise disposed of in a single transaction, or (3) a merger or consolidation of the Company in a transaction in which the Company's shareholders receive less than 50% of the outstanding voting shares of the surviving entity.

               "COBRA" means Section 4980B of the Code.

               "Code" means the Internal Revenue Code of 1986, as amended.

               "Excise Tax" has the meaning set forth in Section 1.9(a).

               "Expiration Date" means the second anniversary of the date of this Agreement.

               "Good Reason" means any one of the following: (1) the removal of Executive's managerial responsibility for the Company's sales and marketing functions, (2) a change in Executive's reporting relationship so that he no longer reports to the Company's Chief Executive Officer, (3) a greater than 10% reduction in Executive's Base Salary as of the time that is immediately prior to the Change of Control, or (4) failure or refusal of a successor in interest to the Company to assume the Company's obligations under this Agreement.

               "Memorandum" has the meaning set forth in Section 1.3(d).

               "Payment" has the meaning set forth in Section 1.9(a).

               "Repayment Amount" has the meaning set forth in Section 1.9(b).

          At-Will Employment Relationship. Notwithstanding anything else in this Agreement to the contrary, the Company or Executive may terminate Executive's employment with the Company at any time for any reason whatsoever, with or without Cause or advance notice. This at-will employment relationship cannot be changed except in a writing approved by the Board of Directors of the Company.

          Termination Without Cause. If Executive's employment with the Company is terminated by the Company without Cause prior to the Expiration Date (other than concurrent with or within six months after a Change of Control), the Company will continue to pay Executive his Base Salary at the rate in effect on the date of termination until six months after the date of termination;

               if Executive elects to have COBRA health care coverage after such termination, the Company will pay for such COBRA coverage until the earlier of (1) six months after the date of termination and (2) the first date that Executive is covered under another employer's health benefit program; and

               each of Executive's outstanding options, if any, granted under the Company's 1987 Stock Option Plan will immediately vest to the extent they would have vested (absent the provisions of this Agreement) if Executive had remained employed with the Company until the date that is six months after such date of termination. Executive will have 90 days to exercise such options as provided in his respective stock option agreements. Executive understands that such acceleration of vesting may result in Executive's incentive stock options being reclassified as nonqualified stock options, which could result in adverse tax consequences to Executive.

               on sales commission, within 15 days after the last day of the fiscal quarter in which Executive is terminated, the Company will pay Executive an amount equal to 6 months of commission based on the following. The commission for the just-ended fiscal quarter will be calculated, pursuant to the Memorandum dated as of January 15, 1997 (as amended or replaced from time to time), from the Company (the "Memorandum"). The 6-months commission paid will equal the commission due from the just-ended fiscal quarter multiplied by a factor of two.

               on bonus under the Company's Management Incentive Plan in effect when Executive is terminated (the "Incentive Plan"), the Company will pay Executive 6 months equivalent of bonus based on performance at the 100% point of the Incentive Plan.

               Executive will be entitled to no other bonus or commission payments except as provided in (d) and (e) above.

               Notwithstanding the foregoing, the Company's obligations under this Section 1.3 are subject to Executive's compliance with Sections 1.6, 1.7 and 1.8.

          Termination Due To Change Of Control. If, concurrent with or within one year after a Change of Control that occurs before the Expiration Date, Executive's employment with the Company is terminated by the Company without Cause or is terminated by Executive for Good Reason, the Company will continue to pay Executive his Base Salary at the rate in effect on the date of termination until 12 months after the date of termination;

               if Executive elects to have COBRA health care coverage after such termination, the Company will pay for such COBRA coverage until the earlier of (1) 12 months after the date of termination and (2) the first date that Executive is covered under another employer's health benefit program; and

               each of Executive's outstanding options, if any, granted under the Company's 1987 Stock Option Plan will immediately vest to the extent they would have vested (absent the provisions of this Agreement) if Executive had remained employed with the Company until the date that is 12 months after such date of termination. Executive will have 90 days to exercise such options as provided in his respective stock option agreements. Executive understands that such acceleration of vesting may result in Executive's incentive stock options being reclassified as nonqualified stock options, which could result in adverse tax consequences to Executive.

               on sales commission, within 15 days after the last day of the fiscal quarter in which Executive is terminated, the Company will pay Executive an amount equal to 12 months of commission based on the following. The commission for the just-ended fiscal quarter will be calculated, pursuant to the Memorandum. The 12-months commission amount will be determined by multiplying the commission for the just-ended fiscal quarter by a factor of four.

               on bonus under the Incentive Plan, the Company will pay Executive 12 months equivalent of bonus based on performance at the 100% point of the Incentive Plan.

               Executive will be entitled to no other bonus or commission payment except as may be provided in (d) and (e) above.

               Notwithstanding the foregoing, the Company's obligations under this Section 1.4 are subject to Executive's compliance with Sections 1.6 and
1.7. In addition, in the event Executive's employment with the Company is terminated by the Company in connection with a Change of Control and Executive in connection therewith accepts equivalent employment with the Company's successor in interest, such termination will not be a termination without Cause for the purposes of this Section 1.4.

          Other Termination. If Executive's employment is terminated for any reason on or after the Expiration Date, at any time with Cause, or otherwise under any circumstances not specifically covered by Section 1.3 or 1.4 (including due to Executive's failure to comply with Section 1.6 or 1.7), Executive will not be entitled to severance pay, pay in lieu of notice or any other such compensation, except to the extent provided in any applicable severance plan or plans of the Company in effect on the date of termination. Continued COBRA coverage, if any, will be at Executive's expense as provided by law. Executive's options, if any, will cease to vest in accordance with their respective stock option agreements and the Company's 1987 Stock Option Plan. Executive will not be entitled to any bonus not already paid pursuant to the Memorandum and will not be entitled to any other bonus payment except as may be provided in the Company's Management Incentive Plan or other bonus plan applicable to Executive on the date of termination.

          Release. Executive will not be entitled to receive any of the benefits provided by Section 1.3 or 1.4 unless Executive executes the Release attached as Exhibit A on or within 10 days after the date of termination and such Release is not revoked. No payments will be required pursuant to Section
1.3 or 1.4 until the eighth day following the execution of such Release (but only if such Release is not revoked prior to such date).

          Compliance with Proprietary Information Agreement. Executive represents and warrants to the Company that he has not breached the Proprietary Information and Inventions Agreement between Executive and the Company. In the event Executive has breached or in the future breaches such agreement, the Company will not be obligated to comply with Sections 1.3 and 1.4.

          Nonsolicitation. Until one year after Executive ceases to be employed by the Company or its successor in interest, Executive will not encourage or solicit any employee of or consultant to the Company to leave the Company for any reason or devote less than all of such employee's or consultant's efforts to the affairs of the Company, or interfere with any such employee's or consultant's relationship with the Company.

          Certain Reductions in Payments.

               In the event that any payment received or to be received by Executive pursuant to this Agreement (a "Payment") would (1) constitute a "parachute payment" within the meaning of Section 280G of the Code and (2) but for this Section 1.9(a), be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then, subject to the provisions of Section 1.9(b), such Payment will be reduced, if necessary, so that it is no greater than the largest amount that Executive, in his discretion, determines would result in maximizing his net proceeds with respect to such Payment after taking into account the payment of any Excise Tax imposed on such Payment. The determination by Executive of any required reduction pursuant to this Section 1.9(a) will be conclusive and binding upon the Company. The Company will reduce a Payment in accordance with this Section 1.9(a) only upon written notice by Executive indicating the amount of such reduction, if any. If the Internal Revenue Service determines that a Payment is subject to the Excise Tax, then Section 1.9(b) will apply, and the enforcement of Section 1.9(b) will be the exclusive remedy to the Company for a failure by Executive to reduce the Payment so that no portion thereof is subject to the Excise Tax.

               If, notwithstanding any reduction described in Section 1.9(a) or in the absence of any such reduction, the Internal Revenue Service determines that Executive is liable for the Excise Tax as a result of the receipt of one or more Payments, then Executive will be obligated to pay back to the Company, within 30 days after final Internal Revenue Service determination, an amount of such Payments equal to the smallest amount required to be paid to the Company so that Executive's net proceeds with respect to such Payments after taking into account the payment of the Excise Tax imposed on such Payments will be maximized (the "Repayment Amount"). Notwithstanding the foregoing, the Repayment Amount with respect to such payments will be zero if a Repayment Amount of more than zero would not eliminate the Excise Tax imposed on such Payments. If the Excise Tax is not eliminated pursuant to this Section 1.9(b), Executive will pay the Excise Tax.

     General Provisions.

          Notices. Any notices provided hereunder must be in writing and will be deemed given upon personal delivery or the third day after mailing by first class mail to the Company at its primary office location or to Executive at his address as listed on the Company payroll, as applicable.

          Severability. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not affect any other provision or any other jurisdiction, but this Agreement will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provisions had never been contained herein.

          Waiver. If either party should waive any breach of any provision of this Agreement, he or it will not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

          Complete Agreement. This Agreement and its Exhibit constitute the entire agreement between Executive and the Company and are the complete, final, and exclusive embodiment of their agreement with regard to this subject matter.

          Counterparts. This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but both of which taken together will constitute one and the same Agreement.

          Headings. The headings of the sections hereof are inserted for convenience only and will not be deemed to constitute a part hereof nor to affect the meaning thereof.

          Successors and Assigns. This Agreement is intended to bind and inure to the benefit of and be enforceable by Executive and the Company, and their respective successors, assigns, heirs, executors and administrators, except that Executive may not assign any of his rights hereunder without the written consent of the Company.

          Arbitration. In order to ensure rapid and economical resolution of any dispute that may arise under this Agreement, all disputes or controversies arising from or regarding the interpretation, performance, enforcement or termination of this Agreement will be resolved by final and binding arbitration under the then-existing rules of practice and procedure established by Judicial Arbitration and Mediation Services, Inc. or the rules of practice and procedure of any successor entity thereto. BY ENTERING INTO THIS AGREEMENT, THE COMPANY AND EXECUTIVE ACKNOWLEDGE THAT THEY ARE WAIVING THEIR RIGHT TO JURY TRIAL OF ANY DISPUTE COVERED BY THIS AGREEMENT.

          Choice of Law. This Agreement will be governed by the laws of the State of California without regard to conflict of laws principles.

     The parties have executed this Agreement as of the date first set forth above.

SBE, Inc.



By:
     --------------------                    --------------------
     William B. Heye, Jr.                    Michael R. Coker
     President

                           Exhibit A

                            RELEASE


     This release is executed by Michael R. Coker in consideration of payments to be received by him pursuant to that certain Severance Agreement, dated as of _________, 1997 (the "Severance Agreement"), between Mr. Coker and SBE, Inc., a California corporation (the "Company").

     Release of Claims.

     Except as otherwise set forth in this Release, Mr. Coker hereby releases, acquits and forever discharges the Company and its officers, directors, agents, servants, employees, shareholders, successors, assigns, subsidiaries and affiliates of and from any and all claims, or potential claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages, indemnities and obligations of every kind and nature, in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed, arising out of or in any way related to agreements, events, acts or conduct at any time prior to and including the date this Release is signed, including but not limited to: any and all such claims and demands directly or indirectly arising out of or in any way connected with Mr. Coker's employment with the Company or the termination of that employment; claims or demands related to salary, bonuses, commissions, stock, stock options, or any other ownership interests in the Company, vacation pay, fringe benefits, expense reimbursements, severance benefits, or any other form of compensation (other than pursuant to the Severance Agreement); claims pursuant to any federal, state or local law or cause of action including, but not limited to, the federal Civil Rights Act of 1964, as amended; the federal Age Discrimination in Employment Act of 1967, as amended ("ADEA"); the federal Americans with Disabilities Act of 1990; the California Fair Employment & Housing Act, as amended; tort law; contract law; wrongful discharge; discrimination; fraud; defamation; emotional distress; and breach of the implied covenant of good faith and fair dealing.

     ADEA Waiver.

     Mr. Coker acknowledges that he is knowingly and voluntarily waiving and releasing any rights he may have under the federal Age Discrimination in Employment Act of 1967, as amended. He also acknowledges that the consideration given for the waiver in the above paragraph is in addition to anything of value to which he was already entitled. He further acknowledges that he has been advised by this writing, as required by the ADEA, that: (a) this waiver and release do not apply to any claims that may arise after the date this Release is signed; (b) he has the right to consult with an attorney prior to executing this Release; (c) he has 21 days within which to consider this Release (although he may choose to voluntarily execute this Release earlier); (d) he has seven days following the execution of this Release to revoke the Release; and (e) this Release will not be effective until the date upon which the revocation period has expired, which will be the eighth day after this Release is executed by Mr. Coker.

     Section 1542 Waiver.

     In granting the releases herein, Mr. Coker acknowledges that he has read and understands Section 1542 of the Civil Code of the State of California, which reads as follows:

               A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

Mr. Coker hereby expressly waives and relinquishes all rights and benefits under that section and any law or legal principle of similar effect in any jurisdiction with respect to the release granted in this Release.

     Nondisparagement.

     Mr. Coker agrees not to disparage the Company in any manner that might be harmful to the Company's business reputation or to the personal or business reputation of any of the Company's directors, officers, employees or shareholders.

     Mr. Coker has executed this Release as of the date first above written.



--------------------
Michael R. Coker