Form 10-K
period 1997-10-31
SBE INC
filed 1998-01-29
CIK 87050

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
   [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934


                     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                         or
      [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934


                             Commission File No. 0-8419

                                     SBE, INC.
               (Exact name of Registrant as specified in its charter)
               Delaware                           94-1517641
               --------                           ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No
                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price for the Registrant's Common Stock on December 31, 1997 as reported on the Nasdaq National Market, was approximately $23,059,827. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1997 was 2,655,005.

                        DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy statement for Annual Meeting of Stockholders scheduled for March 24, 1998 -- Part III

Exhibit Index on Page 26
Total Pages 87

                                      SBE, INC.

                                      FORM 10-K

                                  TABLE OF CONTENTS


PART I

     Item 1    Business                                                   3
     Item 2    Properties                                                15
     Item 3    Legal Proceedings                                         16
     Item 4    Submission of Matters to a Vote of Security Holders       16

PART II

     Item 5    Market for The Registrant's Common Equity
                 and Related Stockholder Matters                         17
     Item 6    Selected Financial Data                                   17
     Item 7    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           18
     Item 8    Financial Statements and Supplementary Data               22
     Item 9    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                  22

PART III

     Item 10   Directors and Executive Officers of the Registrant        23
     Item 11   Executive Compensation                                    24
     Item 12   Security Ownership of Certain Beneficial Owners
                 and Management                                          24
     Item 13   Certain Relationships and Related Transactions            24

PART IV

     Item 14   Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                 25

SIGNATURES                                                               28

SCHEDULE                                                                 44

EXHIBITS                                                                 45

                                        PART I


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS REPORT, PARTICULARLY IN THE SECTIONS ENTITLED "BUSINESS--RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 1.   BUSINESS

OVERVIEW

SBE, Inc. (the "Company") develops, markets, sells and supports remote access internetworking products and high speed intelligent computer communications controllers that enable users to exchange data between computer systems. The Company's products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

Founded in 1961 as Linear Systems, Inc., the Company evolved from a high-quality supplier of radio communications equipment to a provider of comprehensive network communications solutions for original equipment manufacturers and end users. Over the last three years the Company has expanded its product lines to include a family of remote access router products called netXpand-Registered Trademark- and a family of wide area networking communications controllers for PCI (Peripheral Component Interface/Interconnect) based workstations and network servers called WanXL. Both the netXpand and the WanXL products are targeted to meet the growing need for high speed communications servers and remote access data communications products. Both of the markets served by these new product lines are significantly larger and more competitive then the other markets in which the Company participates. See "Products" for product mix by percentages.

The Company markets, sells and supports a broad range of high-speed intelligent communications controller products sold primarily to original equipment manufacturers. These products are often customized for a specific customer's application, and they support applications in a broad spectrum of industrial and commercial markets. Markets and application areas include cellular network data communication, data networking, process control, medical imaging, CAE/automated test equipment, military defense systems and telecommunications networks.

The Company's netXpand remote access router products are netXpand SoHo, Central and Routeman-TM-. These products allow a remote PC or network to access an existing network as a fully functional network node, thereby enabling users to access network resources from their remote locations as if they were directly connected to the enterprise network. These products include server hardware and software, client software and network management software. SBE's remote access products allow for single user dial-in to local area networks (LANs) over analog or digital phone lines, individual dial-out from LANs to other locations and routed or bridged LAN to LAN dial-up or direct connections. These products support all major desktop computing platforms, including IBM-compatible PCs and UNIX and Windows NT workstations.

The Company's WanXL communications controllers leverage the Company's core technology strength into a much larger applications market. The Company's WanXL products are designed for applications that require high performance and high speed communications capability. All of these products are "intelligent," containing their own microprocessors and memory. This architecture allows these communications controllers to off-load many of the lower-level communications tasks that would typically be performed by the host platform, greatly improving overall system performance. The family of WanXL products is supported by extensive communications software developed by both the Company and a variety of third party partners.

RISK FACTORS

DEPENDENCE ON A LIMITED NUMBER OF OEM CUSTOMERS. Most of the Company's sales were attributable to sales of board-level products and have been derived from a limited number of OEM customers. In the year ended October 31, 1997, sales to Tandem Computers ("Tandem") and Motorola, Inc. ("Motorola") accounted for 35 percent and 15 percent, respectively, of the Company's net sales. The Company expects that sales from these two companies will also constitute a substantial portion of the Company's net sales in fiscal 1998. The Company's OEM customers' orders are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. The Company's agreements with OEM customers typically do not require minimum purchase quantities. A significant reduction in orders from any of the Company's OEM customers, particularly Tandem and Motorola, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier with existing OEM customers.

FUTURE SUCCESS DEPENDENT ON NEW PRODUCT LINES. Since early 1995, the Company has focused a significant portion of its research and development, marketing and sales efforts on netXpand and WanXL products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of the Company's products. If the netXpand and WanXL products or other new products developed by the Company do not gain widespread market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

HIGHLY COMPETITIVE ENVIRONMENT. The market for communications products is highly competitive. The Company competes directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application specific communications solutions. The Company also competes with suppliers of routers, hubs, network interface cards and other data communications products. In the future, the Company expects competition from companies offering remote access solutions based on emerging technologies such as switched digital telephone services. In addition, the Company may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications capabilities in their products. The Company may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future due to several factors, some of which are outside the control of the Company, including timing of significant orders from OEM customers, fluctuating market demand for, and declines in, the average selling prices of the Company's products, delays in the introduction of the Company's new products, competitive product introductions, the mix of products sold, changes in the Company's distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. The Company generally does not operate with a significant order backlog and a substantial portion of the Company's revenues in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Based on the foregoing, the Company believes that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock is likely to be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE; ONGOING NEW PRODUCT DEVELOPMENT REQUIREMENTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as ISDN (Integrated Services Digital Network), Frame Relay, ADSL (Assymmetric Digital Subscriber Line) and ATM (Asynchronous Transfer Mode). There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products or enhancing its existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

DEPENDENCE ON KEY EMPLOYEES. The Company is highly dependent on the technical, management, marketing and sales skills of a limited number of key employees.
The Company does not have employment agreements with, or life insurance on the lives of, any of its key employees. The loss of the services of any key employees could adversely affect the Company's business and operating results. The Company's success also depends on its ability to continue to attract and retain additional highly talented personnel. Competition for qualified personnel in the networking industry is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain additional skilled personnel as required.

EXPANDED DISTRIBUTION REQUIRED FOR REMOTE ACCESS PRODUCTS. Although to date a substantial percentage of the Company's sales has been made to OEM customers through the Company's direct sales force, the Company expects that an increasing percentage of its revenues will be derived from sales of its netXpand and WanXL products to end users. The Company sells its netXpand and WanXL products through distributors, value added resellers (VARs) and system integrators and, to date, has signed agreements with over 200 distributors, VARs and system integrators (collectively, Channel Partners) worldwide. Channel Partners generally offer products of several different companies, including products that may compete with the Company's products. Accordingly, these Channel Partners may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products.

Agreements with Channel Partners are generally terminable at the Channel Partner's option. A reduction in sales effort or termination of a Channel Partner's relationship with the Company may have a material adverse effect on future operating results. Use of Channel Partners also entails the risk that Channel Partners will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, these Channel Partners may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results. In addition, Channel Partners generally have stock rotation rights and price protection on unsold merchandise, which may adversely impact the Company's profit margins.

DEPENDENCE ON KEY SUPPLIERS. The chipsets used in the Company's products are currently available only from Motorola. In addition, certain other components are currently available only from single suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition.

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

YEAR 2000 COMPLIANCE; REPLACEMENT OF MANAGEMENT INFORMATION SYSTEMS. The Company's current products, to the extent they have the capability to process date-related information, were designed to be Year 2000 compliant; in other words, the products were designed to manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results relating to such dates. There can be no assurance that systems operated by third parties that interface with or contain the Company's products will timely achieve Year 2000 compliance. Any failure of these third parties' systems to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is currently in the process of updating its internal management information systems. The updated systems are designed to be Year 2000 compliant. The Company currently projects future, non-recurring expenses of approximately $50,000 for the replacement of its management information systems, the majority of which will be expensed in 1998. The Company believes it has allocated adequate resources to replace such systems and otherwise timely achieve Year 2000 compliance. However, there can be no assurance to that effect.

STOCK PRICE VOLATILITY. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by the Company or its competitors, general conditions in the computer and communications industries, and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS AND DELAWARE LAW. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be materially adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the company's Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

INDUSTRY BACKGROUND

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

Beginning in the late 1980s, the following factors changed the nature of and increased the demand for WAN (wide area network) communication products.

GROWTH OF THE INTERNET AND ON-LINE SERVICES. The number of users of the Internet and on-line services such as America Online, CompuServe and Prodigy has grown rapidly in recent years. According to International Data Corporation
(IDC) it is estimated that the number of users linked to the Internet has grown from less than 2 million in 1992 to approximately 45 million today. This growth is due to increased use of electronic mail and the proliferation of databases and other information platforms such as the World Wide Web.

DEVELOPMENT OF DISTRIBUTED, CLIENT/SERVER COMPUTING. With the development of LANs it became possible for information to be stored on a number of computers that were connected to each other and located within a building or campus. Simultaneously, the advent of new communications products such as hubs, bridges and routers allowed multiple LANs to be integrated into distributed, enterprise-wide computer networks. To take advantage of these distributed computer networks, products utilizing client/server architecture, including relational databases, e-mail and file and printer sharing were introduced to collect, retrieve and distribute information. Distributed computing and client/server-based software are now being used on a corporate enterprise-wide and departmental basis to run critical processes and to provide the primary means for corporate communications.

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

PRODUCTS

The Company designs and markets data communications products designed to allow the connection of LANs to external WANs. In 1995 the Company began shipping its netXpand products to meet the growing demand for remote access data communications products. In 1996 the Company began shipping its WanXL products to meet the growing demand for client/server networking products.

INTELLIGENT COMMUNICATIONS CONTROLLER PRODUCTS. Intelligent communications controller products are used to provide connectivity between a system such as a mini-computer or bridge/router and a local or wide area network. Communication controller products enable computers to exchange data in much the same way as the telephone system allows people to converse with one another. As computers become more pervasive in all areas of society, computer users are demanding greater productivity, efficiency and lower costs in their computer systems, which has led to the sharing of databases, software applications and computer peripheral equipment. Communications controllers have become a central component to connecting networks and computers to deliver information more efficiently.

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

The Company's strategy for its intelligent controller products is to expand its offerings to more segments of the market by adding software interfaces, improved performance and new technologies that will provide lower-cost solutions for high speed, high volume communication applications.

CLIENT/SERVER WAN PRODUCTS. The need to collect, store, analyze and distribute information in a secure, timely and efficient manner has become an integral part of operating a successful organization. Developments in computer technology have resulted in less reliance on centralized mainframes and greater reliance on distributed computing, which has led to the computer software architecture concept of "client/server" computing systems. Client/server computing systems typically provide for a large number of desktop computers, or clients, interconnected with one, or often more than one, file server. The server provides central resources to all remote computer users and provides common services such as printing, communications and data backup and information gateways to other local or distant client/server systems. The fundamental premise of this architecture relies heavily on computer networking for both LAN interconnections for desktop-to-server communications and WAN interconnections for server-to-server communications.

As a result of the growing installed base of client/server computing systems, the market opportunity for client/server networking products is rapidly expanding. According to a recent industry study, there were approximately 91 million computers with network interface connections installed worldwide in 1995, and the number of those connections is expected to grow to over 249 million by the year 2000. This growth, combined with other market trends, is expected to cause the computer networking equipment industry to continue to experience substantial growth.

The Company's WanXL products are specifically targeted to meet the interconnectivity needs of client/server systems. The Company offers a family of products with one to four ports per controller with various physical connection options and software features.

REMOTE ACCESS PRODUCTS. The Company's family of netXpand remote access products includes SoHo, Central and Routeman. SoHo (Small office, Home office) is a remote access product which can serve as either an access server or a branch office router. Central is a larger version of SoHo with more WAN interfaces and Routeman is a smaller, less expensive version of SoHo. The products have been designed to provide cost-effective internetworking capabilities to the broadest range of end users, the users of UNIX and Novell, Artisoft and Windows NT networking products. These products allow users to access remote networks' resources as full network clients or nodes. Applications appear the same to users as they do when directly connected to the enterprise network, except that the speed of computing through the remote access connection may be reduced as a result of the speed limitations of telephone connections.

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

The following table shows sales by major product type as a percentage of net sales for fiscal 1997, 1996 and 1995.

                                              Year Ended October 31,
                                        1997           1996           1995
                                       ------------------------------------
                                             (percentage of net sales)

       Communication Controllers          72%           73%            72%
       WanXL products                     14             1             --
       netXpand Remote Access              7            15              3
       Single Board Computer               3             4              9
       Integrated Circuits                 1             1              3
       Custom                             --            --              1
       Other                               3             6             12
                                       ------------------------------------
                                         100%          100%           100%
                                       ------------------------------------
                                       ------------------------------------

DISTRIBUTION, SALES AND MARKETING

The Company markets its WanXL and netXpand remote access products through multiple indirect distribution channels worldwide, including distributors, manufacturers' representatives, value-added resellers and certain OEM partners. The Company had relationships with over 200 distributors and value-added resellers as of October 31, 1997. Approximately one quarter of the Company's distributors and resellers operate outside the United States.

---------------------------

* Multibus is a Trademark of Intel Corporation

The Company actively supports its indirect channel marketing partners with its own sales and marketing organization. SBE's sales staff solicits prospective customers, provides technical advice with respect to SBE products and works closely with marketing partners to train and educate their staffs on how to sell, install and support the WanXL and netXpand product lines.

The Company has focused its sales and marketing efforts principally in the United States, Asia and Europe. International sales for the netXpand product line represented 79 percent of total netXpand sales in fiscal 1997, 70 percent in fiscal 1996 and 92 percent in fiscal 1995. The Company expects that, in the future, domestic sales will represent a greater percentage of total netXpand sales. All of the Company's international sales are negotiated in U.S. dollars.

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

The Company primarily markets its intelligent communications controller products to OEMs and systems integrators. The Company sells its products both domestically and internationally using a direct sales force as well as through independent manufacturers' representatives. The Company also sells certain products directly to end users. The Company believes that its direct sales force is well suited to differentiate the Company's communications controller products from those of its competitors.

The Company's intelligent communications controller sales are concentrated among a small number of customers and, consequently, the timing of significant orders from major customers has caused and is likely to continue to cause the Company's operating results to fluctuate. See "Risk Factors--Dependence on a Limited Number of OEM Customers."

The Company conducts its sales and marketing activities from its principal offices in San Ramon, California. The Company's direct sales force is based in five locations in the United States.

RESEARCH AND DEVELOPMENT

The Company's product development efforts are focused principally on its strategic businesses, remote internetworking and intelligent communications controllers. The Company's experience in high-speed data communication creates opportunities to leverage its engineering investments and develop additional integrated products for simpler, more innovative communications solutions for customers. The development of new remote internetworking products, high performance communications controllers and communications-related software is critical to attracting new and retaining existing customers.

During the past three years, the Company has developed communications products based on PCIbus, VMEbus and EISA architecture. The Company has also redesigned and upgraded certain communications products to improve the products' performance and lower the products' manufacturing costs. In addition, the Company has acquired or licensed certain hardware products that have been integrated principally through the addition of software into the Company's product line.

During fiscal 1997 the Company focused the majority of its development efforts on the WanXL and netXpand remote access product lines, and it expects to continue this focus in 1998. The Company expects its remote internetworking products will leverage existing product designs and incorporate more sophisticated software.

Information relating to accounting for research and development costs is included in Note 1 of Notes to Consolidated Financial Statements. Also see the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Certain parts used in the Company's products are purchased from a single supplier (see "Risk Factors--Dependence on Key Suppliers"). New state-of-the-art high technology parts are normally available only from a single supplier when first introduced into the market. These components generally become available from alternative suppliers over time. Although the Company has rarely experienced any significant problems in obtaining sole-source components, the Company has sought to establish a close relationship with sole-source suppliers and if necessary build up an inventory of such components.

The Company in December 1996 sold all of its manufacturing assets and entered into an contract manufacturing agreement with XeTel Corporation to supply manufacturing services. The Company believes that XeTel has been able to provide lower prices and a more efficient and timely product delivery than the Company could produce with its previous manufacturing resources.

COMPETITION

The market for remote access products is highly competitive. Many of the Company's competitors have greater financial resources and are more established than the Company. The Company competes directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific remote access solutions, such as Shiva, Ascend Communications, Bay Networks, Livingston Enterprises, Inc. and Netopia, Inc.
The Company also competes with suppliers of routers, hubs and other data communications products, such as Cisco and 3Com. In addition, the Company may encounter increased competition from operating system and network operating system vendors, such as Microsoft and Novell, to the extent that such vendors include full remote access or routing capabilities in their products. The Company believes it can compete successfully in the remote access market by (1) providing low-cost hardware and easy-to-use software, suited specifically to the needs of the non-sophisticated user; (2) developing distribution channels that provide close sales and support to end users; (3) providing economical, accessible support services; and (4) directing sales channel development to niche vertical market segments. By focusing on the above factors the Company believes that it can successfully compete within the remote access market, although there can be no assurance to that effect.

Competition within the intelligent communications controller market is fragmented principally by application segment. The Company's VMEbus communications controllers compete primarily with products from Motorola, Interphase Corp., CMC, a Rockwell Company, Themis Computers, Network Peripherals, Performance Technologies and various other companies on a product-by-product basis. To compete in this market the Company emphasizes the functionality, support, quality and price of its product in relation to its competitors as well as the Company's ability to customize the product or software to exactly meet the customer's needs. Competition within the EISAbus communications controller market is also fragmented among various companies providing different applications. The Company's EISAbus-based products are targeted to potential customers using Hewlett Packard (HP) 9000 workstations. Currently, the Company's EISAbus products face nominal competition in this market.

Additionally, the Company competes with the internal engineering resources of its customers. As its customers become successful with their products, they examine methods to reduce costs and integrate functions. To compete with the internal engineering resources of its customers, the Company works jointly with their engineering staffs to understand its customers' system requirements and to anticipate product needs.

INTELLECTUAL PROPERTY

The Company believes that its future success will depend principally on its continuing product innovation, sales, marketing and technical expertise, product support and customer relations. The Company also believes that it needs to protect the proprietary technology contained in its products. The Company does not currently hold any patents and relies on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. The Company typically enters into confidentiality agreements with its employees, strategic partners, Channel Partners and suppliers and limits access to the distribution of its proprietary information.

BACKLOG

On January 5, 1998, the Company had a backlog of orders of approximately $2.4 million for shipment within the next twelve months. On January 1, 1997, the Company had a backlog of orders of approximately $3.6 million for shipment within the next twelve months. Since recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On January 5, 1998, the Company had 91 employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company's management believes its employee relations are good.

The Company's management believes that the Company's future success will depend, in part, on its ability to attract and retain qualified technical (particularly engineering), marketing and management personnel. Such experienced personnel are in great demand and the Company must compete for their services with other firms, many of which have greater financial resources than the Company.

ITEM 2.   PROPERTIES

The Company's engineering, manufacturing and administrative headquarters are located in 63,000 square feet of leased space in a building located in San Ramon, California. The lease expires in 2006. The Company expects that the facility will satisfy its anticipated needs through the foreseeable future. In December 1996, in conjunction with the sale of all of the Company's manufacturing assets, the Company subleased approximately 24,000 square feet of this office and manufacturing space to XeTel for a four year term with an option to renew for an additional five years.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A special meeting of stockholders of the Company was held on Friday, October 31, 1997, at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The shareholders approved the following item:

     (i) Reincorporation of the Company in Delaware.  (For - 1,374,046; Against
     - 270,144; Abstain - 15,921)

                                      PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
          MATTERS

                                   Fiscal Quarter Ended
                    --------------------------------------------------
  1997                January 31   April 30    July 31    October 31
----------------------------------------------------------------------
     High                $4.50       $6.50       $9.75      $19.50
     Low                  3.38        3.63        4.88        8.00

  1996

     High               $14.25      $12.50      $12.25       $6.63
     Low                 11.00        5.75        5.75        3.88

SBE common stock is quoted on the Nasdaq National Market under the symbol SBEI. The above table sets forth the high and low closing sales prices for 1997 and 1996 for the quarters indicated. The Company has not paid cash dividends on its common stock and anticipates that for the foreseeable future it would retain earnings for use in its business. Additionally, the Company is currently prohibited from paying dividends by its credit line agreement. As of December 31, 1997 SBE had approximately 1,000 stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

(in thousands, except for per share
amounts and number of employees)

For Years Ended October 31       1997      1996      1995      1994      1993
-------------------------------------------------------------------------------

Net sales                      $24,970   $13,350   $19,368   $22,337   $26,732

Net income (loss)                3,333    (9,625)   (4,568)    1,336     2,461

Net income (loss) per share      $1.20    ($4.51)   ($2.22)    $0.63     $1.18

Product research and development 2,808     5,084     6,900     4,769     4,739

Working capital                  7,492     2,049     7,644     7,436     6,608

Total assets                    11,269     7,894    14,978    17,665    16,563

Long-term obligations              925       757     1,218       410        44

Stockholders' equity             7,966     3,981    12,108    15,864    14,889

Shares outstanding               2,641     2,233     2,074     2,035     2,005

Number of employees                 80        92       173       165       148

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND THE SECTION ENTITLED "BUSINESS" (PARTICULARLY "BUSINESS-RISK FACTORS").

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuations in the Company's operating results. The Company is attempting to diversify its sales with the introduction of new products that are targeted at large growing markets. The Company's WanXL products are focused on the client/server market and the significant increases in communications activity that are driven by applications such as email, electronic commerce, geographically diverse corporate networks and general computer communications. Additionally, the Company's netXpand products are targeted at the growing need for small businesses to connect their computers together and to provide remote access for traveling employees. While the Company believes the markets for the WanXL and netXpand products are large, there can be no assurance that the Company will be able to succeed in penetrating these markets and diversifying its sales.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 1997, 1996 and 1995. These operating results are not necessarily indicative of Company's operating results for any future period.


                                          YEAR ENDED OCTOBER 31,
                                          ----------------------
                                      1997         1996         1995

Net sales                              100%         100%         100%
Cost of sales                           49           62           49
                                      -----        -----        -----
     Gross profit                       51           38           51
Operating expenses:
     Product research and development   11           38           36
     Sales and marketing                15           34           26
     General and administrative         15           24           20
     Restructuring and other            --           14           --
                                      -----        -----        -----
       Total operating expenses         41          110           82
                                      -----        -----        -----
Operating income (loss)                 10          (72)         (31)
Gain on sale of assets                   3           --           --
Interest and other expense, net         --           --           (1)
                                      -----        -----        -----
Income (loss) before taxes              13          (72)         (32)
Income tax benefit                      --           --           (8)
                                      -----        -----        -----
Net income (loss)                      13%          (72)%        (24)%
                                      -----        -----        -----
                                      -----        -----        -----

NET SALES

Net sales for fiscal 1997 were $25.0 million, an 87 percent increase from fiscal 1996. Net sales for fiscal 1996 were $13.4 million, a 31 percent decrease from fiscal 1995. The increase from fiscal 1996 to fiscal 1997 was primarily attributable to increased sales of controller products and, to a lesser extent, WanXL products. The decrease from fiscal 1995 to fiscal 1996 was primarily attributable to lower sales of the Company's controller products to certain large customers. Sales to individual customers in excess of 10 percent of net sales of the Company included sales to Tandem Computers, Motorola, and Silicon Graphics of $8.8 million, $3.8 million, and $3.0 million, respectively, in 1997, sales to Tandem Computers of $2.7 million in fiscal 1996 and sales to America Online and Tandem Computers of $3.1 million and $2.8 million, respectively, in fiscal 1995. Sales to Motorola were $700,000 in fiscal 1996 and $761,000 in fiscal 1995. There were no sales to Silicon Graphics in fiscal 1996 or fiscal 1995 and no sales to America Online in fiscal 1997 or fiscal 1996. Partially offsetting the lower sales of board level products in fiscal 1996, sales of netXpand remote access products increased by $1.5 million from fiscal 1995 to fiscal 1996 to approximately 15 percent of total sales in fiscal 1996. Sales of netXpand products remained unchanged from fiscal 1996 to fiscal 1997. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change. See "Risk Factors--Dependence on a Limited Number of OEM Customers."

International sales constituted 12 percent, 26 percent and 11 percent of net sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The decrease in international sales from fiscal 1996 to fiscal 1997 is primarily attributable to lower sales to certain Korean customers. The increase from fiscal 1995 to fiscal 1996 is primarily attributable to increased sales of VME communication controller products to a large customer in Korea and sales of netXpand products in Taiwan and Japan. Sales of VMEbus-based communications products through the Company's Channel Partner relationship with Hewlett Packard constituted 2 percent, 11 percent and 27 percent of net sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. No customer within this channel, other than America Online during fiscal 1995, represented more than 5% of total sales. The Company expects that future sales through the HP channel will continue at current levels; however, sales through this channel will be subject to significant variability from quarter to quarter.

GROSS PROFIT

Gross profit as a percentage of sales was 51 percent, 38 percent and 51 percent in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The increase from fiscal 1996 to fiscal 1997 was primarily attributable to lower component costs and favorable pricing with XeTel. The decrease from fiscal 1995 to fiscal 1996 was primarily attributable to lower sales and increased fixed manufacturing costs. The Company in fiscal 1995 added significant manufacturing capacity in anticipation of netXpand sales increases. The costs for the additional capacity included the cost of leasing high speed placement and testing equipment, facility lease costs and depreciation. In late fiscal 1996 the Company concluded that it would not be able to maintain a production facility that would allow it to be competitive with the production costs of its competitors; therefore, in December 1996 the Company sold its manufacturing assets and operations to XeTel. The Company also entered into a contract to purchase manufacturing services from XeTel, which has and may continue to decrease the volatility of the quarterly cost of sales as a percentage of sales.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses net of capitalized software costs were $2.8 million in fiscal 1997, $5.1 million in fiscal 1996 and $6.9 million in fiscal 1995, representing 11 percent, 38 percent and 36 percent of sales, respectively. The decreases in research and development spending were a result of the completion of the base netXpand product line and a corresponding decrease in third party consulting costs associated with the launch of the netXpand products. The Company expects that product research and development expenses will decrease as a percentage of sales as the Company focuses its resources on improving its netXpand product line and enhancing its traditional board-level products.

The Company capitalized software development costs of $1.5 million in fiscal 1995 in accordance with Statement of Financial Accounting Standards No. 86. There were no such costs capitalized in fiscal 1996 or fiscal 1997. The amount capitalized in fiscal 1995 represented 22 percent of gross product research and development expenditures. The software costs capitalized in fiscal 1995 were due to software development related to the netXpand product line. Those costs are being amortized over a three year period.

SALES AND MARKETING

Sales and marketing expenses for fiscal 1997 were $3.8 million, down from $4.6 million in fiscal 1996. Sales and marketing expenses decreased due to lower sales and commission expenses and the completion of one time costs associated with product launch of the netXpand product line. Sales and marketing expenses for fiscal 1995 were $5.0 million. The Company expects sales and marketing expenses to increase slightly as a percentage of total sales from 1997 levels for the foreseeable future.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for fiscal 1997 increased 18 percent from fiscal 1996 to $3.7 million. General and administrative expenses for fiscal 1996 were $3.1 million, a 20 percent decrease from fiscal 1995. The increase from fiscal 1996 to fiscal 1997 represents increased variable compensation expense due to additional executive compensation and the Company's employee profit sharing plan. The decrease from fiscal 1995 to fiscal 1996 represents decreases in consulting, accounting and other administrative costs.

RESTRUCTURING COSTS AND OTHER

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

GAIN ON SALE OF ASSETS

In December 1996 the Company sold all the assets of its manufacturing operation to XeTel for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon facility to

XeTel. Further, a director of SBE, Inc. is also a director of XeTel. The Company reported a gain of $685,000 net of expenses on the sale of these assets in fiscal 1997.

INTEREST AND OTHER EXPENSE, NET

Interest income increased in fiscal 1997 from fiscal 1996 due to higher cash balances. Interest income decreased in fiscal 1996 from fiscal 1995 due to lower investment balances. Interest expense for fiscal 1997 decreased from fiscal 1996 due to the repayment of borrowings. Interest expense increased in fiscal 1996 from fiscal 1995 due to interest on outstanding borrowings.

INCOME TAXES

The Company recorded a tax benefit of $82,000 in fiscal 1997 due to carryback of certain credits to prior year returns. The Company did not record any significant tax expense in fiscal 1996 as a result of not being able to realize any benefit from its net operating losses and unused tax credits. The Company's effective tax rate was (3) percent and (27) percent in fiscal 1997 and 1995, respectively. The Company's operating losses in fiscal 1995 enabled it to realize a $1.7 million tax benefit, all of which was realized as a carryback against prior taxes paid. The Company has recorded a valuation allowance in fiscal 1997, 1996 and 1995 for certain deferred tax assets due to the uncertainty of realization. This valuation allowance decreased from approximately $4.3 million in fiscal 1996 to $3.3 million in fiscal 1997. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

NET INCOME (LOSS)

As a result of the factors discussed above, the Company recorded net income of $3.3 million in fiscal 1997 and net losses of $9.6 million and $4.6 million in fiscal 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company had cash and cash equivalents of $5.6 million, as compared to $41,061 at October 31, 1996. In fiscal 1997, $4.6 million of cash was provided by operating activities, principally as a result of $3.3 million in net income, a $1.9 million reduction in inventory and $1.1 million in depreciation and amortization charges. These increases in cash were offset by a $736,000 increase in accounts receivable, a $685,000 gain from the sale of assets and $309,000 in other non-cash credits. Working capital at October 31, 1997 was $7.5 million, as compared to $2.0 million at October 31, 1996.

In fiscal 1997 the Company purchased $290,000 of fixed assets, consisting primarily of computer and design testing equipment. The Company expects capital expenditures during fiscal 1998 to be greater than fiscal 1997 levels.

The Company received $621,000 in fiscal 1997 from employee stock option exercises and stock purchase plan purchases, an increase of 68 percent from fiscal 1996 amounts.

In August 1997 the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of January 5, 1998, there were no borrowings outstanding under the line of credit.

Based on the current operating plan, the Company anticipates that its current cash balances, cash flow from operations and credit facilities will be sufficient to meet its working capital needs in the foreseeable future.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

Information concerning the Company's directors is incorporated by reference to the information in the section captioned "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 24, 1998 (the "1998 Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are set forth in the following table. Executive officers serve at the discretion of the Board of Directors. There are no family relationships between a director or executive officer and any other director or executive officer of the Company.


Name                     Age       Position
-----------------------------------------------------------------------------

William B. Heye, Jr.     59        President and Chief Executive Officer

Timothy J. Repp          37        Vice President, Finance, Chief
                                   Financial Officer, Treasurer and Secretary

Michael R. Coker         44        Vice President, Sales and Marketing

Samuel J. Penny          60        Vice President, Engineering


Mr. Heye has been President, Chief Executive Officer, and a director of the Company since November 1991. From 1989 to November 1991, he served as Executive Vice President of Ampex Corporation, a manufacturer of high-performance scanning recording systems and President of Ampex Video Systems Corporation, a wholly-owned subsidiary of Ampex Corporation and a manufacturer of professional video recorders and editing systems for the television industry. From 1986 to 1989 Mr. Heye was Executive Vice President of Airborn, Inc., a manufacturer of components for the aerospace and military markets. Prior to 1986 Mr. Heye served in various senior management positions at Texas Instruments, Inc. in the U.S. and overseas, including Vice President and General Manager of Consumer Products and President of Texas Instruments Asia, Ltd. headquartered in Tokyo, Japan.

Mr. Repp has served as Secretary of the Company since December 1996 and as Vice President, Finance, Chief Financial Officer and Treasurer since January 1992. He joined the Company in January 1991 as Controller. From 1987 until 1990, he was assistant controller at Grubb and

Ellis, a national real estate firm, and prior to 1987 he was an audit manager at Coopers & Lybrand, an international accounting firm.

Mr. Coker has been Vice President, Sales and Marketing since October 1996. He joined the Company as Vice President, Sales in March 1996. From January 1993 until February 1996, he was President and Chief Executive Officer of Syskonnect, a provider of networking communication equipment. From October 1983 to December of 1993, Mr. Coker served in various senior management positions, including Vice President of International Sales, Vice President, Marketing and Director of Marketing at Vitalink, a provider of routers, bridges and networking products.

Mr. Penny has been Vice President, Engineering since March 1997. Mr. Penny is a founder of the Company and has served in various capacities since 1984, including Director of Engineering and Director of Marketing.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the section entitled "Executive Compensation" appearing in the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)  FINANCIAL STATEMENTS (SEE ITEM 8).

                                                                       PAGE

     Report of Independent Accountants                                  29

     Consolidated Balance Sheets at October 31, 1997 and 1996           30

     Consolidated Statements of Operations for fiscal years
        1997, 1996 and 1995                                             31

     Consolidated Statements of Stockholders' Equity for fiscal
        years 1997, 1996 and 1995                                       32

     Consolidated Statements of Cash Flows for fiscal years
        1997, 1996 and 1995                                             33

     Notes to Consolidated Financial Statements                         34


(b)  FINANCIAL STATEMENT SCHEDULE

     Schedule II - Valuation and Qualifying Accounts                    44

     All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(c)  Exhibits

     Exhibit                                                     Sequential
     Number    Description                                       Page No.
     -------   -----------                                       ----------

       3.1     Certificate of Incorporation, as amended through
               December 15, 1997                                      45

       3.2     Bylaws                                                 49

   (f)10.1     1996 Stock Option Plan, as amended                     ---

   (a)10.2     1991 Non-Employee Directors' Stock Option Plan,
               as amended                                             ---

   (d)10.3     1992 Employee Stock Purchase Plan, as amended          ---

   (b)10.4     Lease for 4550 Norris Canyon Road, San Ramon,
               California dated November 2, 1992 between
               the Company and PacTel Properties                      ---

   (c)10.5 Amendment dated June 6, 1995 to lease for 4550 Norris Canyon Road, San Ramon, California, between the
               Company and CalProp L.P. (assignee of PacTel
               Properties)                                            ---

   (e)10.6     Asset Purchase Agreement between XeTel Corporation and
               SBE, Inc. dated as of December 6, 1996                 ---

      10.7     Letter of agreement to provide credit facilities
               between the Company and Comerica Bank - California,
               dated August 26, 1997                                  69

      11.1     Statement re computation of per share earnings         85

      23.1     Consent of Coopers & Lybrand, L.L.P., Independent
               Public Accountants                                     86

      27.1     Financial Data Schedule                                87


(d)  REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Company during the quarter ended October 31, 1997.

Explanations for letter footnotes:
----------------------------------------------------------------------------

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

     (d) Filed as an exhibit to Form S-8 dated February 26, 1992 and incorporated herein by reference.

     (e) Filed as an exhibit to the current report on Form 8-K dated December 6, 1996 and incorporated herein by reference.

     (f) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1996 and incorporated herein by reference.

                                      SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SBE, Inc.
                                        (Registrant)


Dated:  January 28, 1998                By:  /s/ Timothy J. Repp
                                             -------------------------
                                                Timothy J. Repp
                                             Chief Financial Officer
                                           and Vice President, Finance


Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, as of January 28, 1998.


     Signature                                    Title
     ---------                                    -----

/s/ William B. Heye, Jr.
------------------------------
William B. Heye Jr.                Chief Executive Officer and President
                                   (Principal Executive Officer)


/s/ Timothy J. Repp
------------------------------
Timothy J. Repp                    Chief Financial Officer, Vice President,
                                   Finance, Secretary (Principal Financial and
                                   Accounting Officer)

/s/ Raimon L. Conlisk
------------------------------
Raimon L. Conlisk                  Director, Chairman of the Board

/s/ George E. Grega
------------------------------
George E. Grega                    Director

/s/ Randall L-W Caudill
------------------------------
Randall L-W Caudill                Director

/s/ Ronald J. Ritchie
------------------------------
Ronald J. Ritchie                  Director

Report of Independent Accountants


To the Board of Directors and Stockholders
SBE, Inc.
San Ramon, California

We have audited the consolidated financial statements of SBE, Inc. and subsidiary as of October 31, 1997 and 1996 and for each of the three years in the period ended October 31, 1997. We have also audited the financial statement schedule listed in Item 14(b) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBE, Inc. and subsidiary as of October 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

San Francisco, California
November 20, 1997, except for
 Note 13, as to which the date is December 15, 1997

SBE, INC.
CONSOLIDATED BALANCE SHEETS

October 31                                             1997           1996
------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                  $  5,568,873    $    41,061
     Trade accounts receivable, net                2,780,273      2,043,959
     Inventories                                     851,141      2,741,356
     Income tax recoverable                              ---          8,990
     Deferred income taxes                           513,237        291,275
     Other                                           156,370         78,118
                                                ------------    -----------
          Total current assets                     9,869,894      5,204,759

Property, plant and equipment, net                 1,083,037      2,070,389
Deferred income taxes                                    ---         27,083
Capitalized software costs, net                      275,588        551,168
Other                                                 40,700         40,700
                                                ------------    -----------

          Total assets                          $ 11,269,219    $ 7,894,099
                                                ------------    -----------
                                                ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank line of credit                        $        ---    $   980,340
     Trade accounts payable                        1,029,110      1,084,813
     Accrued payroll and employee benefits           949,739        261,726
     Customer advances                                   ---        617,453
     Accrued product warranties                      251,956         90,447
     Other                                           147,439        121,409
                                                ------------    -----------
          Total current liabilities                2,378,244      3,156,188

Deferred tax liabilities                             513,237        318,358
Deferred rent                                        411,881        438,939
                                                ------------    -----------

          Total liabilities                        3,303,362      3,913,485
                                                ------------    -----------
Commitments (Note 8).

Stockholders' equity:
     Preferred stock (no par value); authorized
       2,000 shares; issued 167 shares;
       outstanding zero and 113 shares at
       October 31, 1997 and 1996, respectively           ---        750,460
     Common stock (no par value); authorized
       10,000,000 shares; issued and outstanding
       2,640,516 and 2,232,858 at October 31,
       1997 and 1996, respectively                 9,828,837      8,426,315
     Accumulated deficit                          (1,862,980)    (5,196,161)
                                                ------------    -----------

          Total stockholders' equity               7,965,857      3,980,614
                                                ------------    -----------
          Total liabilities and stockholders'
            equity                              $ 11,269,219    $ 7,894,099
                                                ------------    -----------
                                                ------------    -----------





The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended October 31
                                       1997           1996           1995
------------------------------------------------------------------------------

Net sales                          $24,970,427   $13,350,228    $19,367,776
Cost of sales                       12,151,883     8,277,879      9,566,784
                                   -----------   -----------    -----------

     Gross profit                   12,818,544     5,072,349      9,800,992

Product research and development     2,807,872     5,083,707      6,900,420
Sales and marketing                  3,833,801     4,605,275      4,961,438
General and administrative           3,686,890     3,137,132      3,929,544
Restructuring costs                        ---       960,747            ---
Write-off of prepaid offering costs        ---       105,000            ---
Writedown of software costs                ---       794,018            ---
                                   -----------   -----------    -----------

     Total expenses                 10,328,563    14,685,879     15,791,402

     Operating income (loss)         2,489,981    (9,613,530)    (5,990,410)

Gain on sale of assets                 684,502           ---            ---
Interest income                        101,546        34,486        342,463
Interest expense                       (24,858)      (43,859)       (14,783)
Write-off of equity investment             ---           ---       (330,000)
Loss on sale of investments                ---           ---       (293,797)
                                   -----------   -----------    -----------

     Income (loss) before
       income taxes                  3,251,171    (9,622,903)    (6,286,527)

(Benefit) provision for income
  taxes                                (82,010)        1,600     (1,718,556)

                                   -----------   -----------    -----------
     Net income (loss)             $ 3,333,181   $(9,624,503)   $(4,567,971)
                                   -----------   -----------    -----------
                                   -----------   -----------    -----------

Net income (loss) per common share $      1.20   $     (4.51)   $     (2.22)
                                   -----------   -----------    -----------
                                   -----------   -----------    -----------

Weighted average common shares       2,780,713     2,131,593      2,054,570
                                   -----------   -----------    -----------
                                   -----------   -----------    -----------









The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                               Preferred Stock           Common Stock        Unrealized Losses     Retained
                              Shares     Amount     Shares        Amount       on Investments  Earnings (Deficit)    Total
                            ---------   --------   ----------   -----------  ----------------- ------------------ -----------
Balances, October 31, 1994   ---           ---     2,034,842    $ 7,392,693      $(525,370)     $ 8,996,313       $15,863,636

Stock issued in connection
     with stock option plan  ---           ---        21,543        166,454            ---              ---           166,454

Stock issued in connection
     with stock purchase
     plan                    ---           ---        17,869        120,672            ---              ---           120,672

Unrealized losses on
     investments             ---           ---           ---            ---        525,370              ---           525,370

Net loss                     ---           ---           ---            ---            ---       (4,567,971)       (4,567,971)
                           -----      --------     ---------    -----------    -----------      -----------       -----------

Balances, October 31, 1995   ---           ---     2,074,254      7,679,819            ---        4,428,342        12,108,161

Stock issued in connection
     with preferred stock
     offering                167   $ 1,109,087           ---            ---            ---              ---         1,109,087

Stock retired/issued in
     connection with
     conversion to
     common stock            (54)     (358,627)      104,719        358,627            ---              ---               ---

Stock issued in connection
     with stock option
     plans                   ---           ---        35,283        221,939            ---              ---           221,939

Stock issued in connection
     with stock purchase
     plan                    ---           ---        18,602        165,930            ---              ---           165,930

Net loss                     ---           ---           ---            ---            ---       (9,624,503)       (9,624,503)
                           -----      --------     ---------    -----------    -----------      -----------       -----------

Balances, October 31, 1996   113       750,460     2,232,858      8,426,315            ---       (5,196,161)        3,980,614

Stock retired/issued in
     connection with
     conversion to
     common stock           (113)     (750,460)      240,083        750,460            ---              ---               ---

Stock issued in connection
     with dividend on
     converted preferred
     shares                  ---           ---         8,836         31,558            ---              ---            31,558

Stock issued in connection
     with exercise of stock
     warrants                ---           ---        42,539            ---            ---              ---               ---

Stock issued in connection
     with stock option
     plans                   ---           ---       102,588        570,988            ---              ---           570,988

Stock issued in connection
     with stock purchase
     plan                    ---           ---        13,612         49,516            ---              ---            49,516

Net income                   ---           ---           ---            ---            ---        3,333,181         3,333,181
                           -----      --------     ---------    -----------    -----------      -----------       -----------

Balances, October 31, 1997   ---        $  ---     2,640,516    $ 9,828,837    $       ---      $(1,862,980)      $ 7,965,857
                           -----      --------     ---------    -----------    -----------      -----------       -----------
                           -----      --------     ---------    -----------    -----------      -----------       -----------




The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31               1997        1996          1995
                                         ------------ -----------   ----------
Cash flows from operating activities:
  Net income (loss)                      $ 3,333,181  $(9,624,503) $(4,567,971)
  Adjustments to reconcile net income
       (loss) to net cash provided (used)
       by operating activities:
     Depreciation and amortization         1,083,274    1,659,787    1,312,061
     Gain from sale of property and
       equipment                            (684,502)         ---          ---
     Costs and reserves related to
       sale of property and equipment       (442,585)         ---          ---
     Restructuring costs                         ---      329,498          ---
     Write-off of prepaid offering costs         ---      105,000          ---
     Writedown of capitalized software           ---      794,018          ---
     Write-off of equity investment              ---          ---      330,000
     Loss on sale of investments                 ---          ---      293,797
     Deferred taxes                              ---          ---       10,178
     Other                                       ---          ---          955
     Changes in assets and liabilities:
       (Increase) decrease in trade
         accounts receivable                (736,314)   1,343,773       56,465
       Decrease (increase) in
         inventories                       1,890,215     (129,943)    (563,621)
       (Increase) decrease in deferred
         and recoverable income tax            8,990    1,827,325   (1,776,485)
       (Increase) decrease in other
         assets                              (78,252)     195,883       30,355
       (Decrease) increase in trade
         accounts payable                    (55,703)     143,925      138,613
       Increase in other current
         liabilities                         258,099      380,519      122,174
       Increase in noncurrent liabilities        ---       99,805      218,725
                                          ----------  -----------  -----------
         Net cash provided (used) by
           operating activities            4,576,403   (2,874,913)  (4,394,754)
                                          ----------  -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment       (290,464)    (385,236)  (1,802,826)
  Disposals of property and equipment      1,600,000          ---          ---
  Proceeds from sale of fixed assets           1,709        8,208        2,729
  Capitalized software costs                     ---      (41,500)  (1,486,967)
  Proceeds from sale of investments              ---          ---    5,936,416
  Purchase of investments                        ---          ---     (250,585)
                                          ----------  -----------  -----------
         Net cash provided (used) by
           investing activities            1,311,245     (418,528)   2,398,767
                                          ----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from borrowings on line
    of credit                                    ---    5,528,595          ---
  Repayment of borrowings on line
    of credit                               (980,340)  (4,548,255)         ---
  Proceeds from sale of preferred stock          ---    1,109,087          ---
  Proceeds from stock plans                  620,504      387,869      287,126
                                          ----------  -----------  -----------
         Net cash (used) provided
           by financing activities          (359,836)   2,477,296      287,126
                                          ----------  -----------  -----------
         Net increase (decrease) in
           cash and cash equivalents       5,527,812     (816,145)  (1,708,861)

Cash and cash equivalents at
  beginning of year                           41,061      857,206    2,566,067
                                          ----------  -----------  -----------
Cash and cash equivalents at
  end of year                             $5,568,873  $    41,061  $   857,206
                                          ----------  -----------  -----------
                                          ----------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                $   24,858  $    43,859  $    14,783
                                          ----------  -----------  -----------
                                          ----------  -----------  -----------
  Income taxes                            $    2,540  $       417  $    33,824
                                          ----------  -----------  -----------
                                          ----------  -----------  -----------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Conversion of preferred stock
  into common stock                       $  750,460  $   358,627  $       ---
                                          ----------  -----------  -----------
                                          ----------  -----------  -----------

Issuance of common stock in lieu of
  dividend on converted preferred stock   $   31,558  $       ---  $       ---
                                          ----------  -----------  -----------
                                          ----------  -----------  -----------

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

On December 6, 1996 the Company sold all the assets of its manufacturing operation to XeTel Corporation, a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon facility to XeTel. The Company reported a gain of $685,000 net of expenses on the sale of these assets in fiscal 1997.

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

CAPITALIZED SOFTWARE COSTS:

Capitalized software costs consist of costs to purchase software and to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization based on a straight-line method over a three-year useful life. The Company evaluates the estimated net realizable value of each software product and records provisions to the asset value of each product for which the net book value is in excess of the net realizable value.

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

PRODUCT RESEARCH AND DEVELOPMENT EXPENDITURES:

Product research and development (R&D) expenditures, except certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 1997, 1996 and 1995, direct costs incurred under R&D contracts were $172,895, $42,543 and $112,868, respectively, and reimbursements earned were $338,470, $73,852 and $221,120, respectively.

INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. Under SFAS No. 109 the Company provides a deferred tax expense or benefit equal to the change in the deferred tax asset or liability during the year. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in the opinion of management, realization is uncertain.

NET INCOME (NET LOSS) PER COMMON SHARE:

Net income per common share for the year ended October 31, 1997 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and warrants. Common stock equivalents are excluded from the net loss per common share (LPS) calculation for the years ended October 31, 1996 and 1995, as they have the effect of decreasing LPS. The difference between primary and fully diluted net income (loss) per share was not significant in any year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was issued and will become effective during the Company's fiscal year ending October 31, 1998. The Company expects that the implementation of SFAS 128 should not have a material effect on the earnings per share calculation.

In March 1997, Statement of Financial Accounting Standards 129, "Disclosure of Information About Capital Structure", was issued and is effective for the Company's fiscal year ending October 31, 1998. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", were issued and are effective for the year ending October 31, 1999. The Company has not determined the impact of the implementation of these pronouncements.

RECLASSIFICATIONS:

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation with no effect on net loss as previously reported.

2.   INVENTORIES

Inventories at October 31, 1997 and 1996 are comprised of the following :

                                                 1997      1996
----------------------------------------------------------------------
     Finished goods                           $ 822,670 $   750,508
     Subassemblies                                  ---     174,620
     Parts and materials                         28,471   1,816,228
                                              ---------  ----------
                                              $ 851,141  $2,741,356
                                              ---------  ----------
                                              ---------  ----------

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 1997 and 1996 are comprised of the following:

                                                 1997      1996
----------------------------------------------------------------------
     Machinery and equipment                $ 4,840,507 $ 6,988,575
     Furniture and fixtures                   1,007,679   1,078,008
     Leasehold improvements                     289,572     519,309
                                            ----------- -----------
                                              6,137,758   8,585,892
     Less accumulated depreciation
       and amortization                       5,054,721   6,515,503
                                            ----------- -----------

                                            $ 1,083,037 $ 2,070,389
                                            ----------- -----------
                                            ----------- -----------

Depreciation and amortization expense totaled $807,694, $1,307,054 and $1,251,513 for the years ending October 31, 1997, 1996 and 1995, respectively.

4.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 1997 and 1996 comprise the following:

                                                 1997      1996
----------------------------------------------------------------------
Purchased software                           $  109,116  $  109,116
Internally developed software                   805,333     805,333
                                             ----------  ----------
                                                914,449     914,449
Less accumulated amortization                   638,861     363,281
                                             ----------  ----------
                                             $  275,588  $  551,168
                                             ----------  ----------
                                             ----------  ----------

No software costs were capitalized in 1997. The Company capitalized $41,500 of purchased software costs in 1996. Amortization of capitalized software costs totaled $275,580, $352,733 and $60,548 for the years ended October 31, 1997, 1996 and 1995, respectively. Additionally, the Company recorded a writedown of its capitalized software costs of $794,000 during fiscal year 1996. The carrying value of the asset was reduced due to the uncertainty of the future realization of the asset, because of slower than expected sales of netXpand products.

5.   BANK FACILITY:

On August 26, 1997 the Company entered into a revolving working capital line of credit agreement with a bank. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and all other tangible assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, maximum debt to equity ratio of 1.00:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

6.   CONVERTIBLE PREFERRED STOCK

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

As of December 4, 1996 all outstanding shares of Series A Preferred had been converted into 240,083 shares of Common Stock.

In connection with the sale of the Series A Preferred, the Company issued warrants to purchase an aggregate of 93,703 shares of Common Stock with an exercise price of $8.25 per share. The warrants expire in July 1999. As of October 31, 1997 all the warrants had been exercised on a net basis, which resulted in the issuance of 42,539 shares of Common Stock.

Additionally, the Company issued 8,836 shares of Common Stock in lieu of $31,588 of dividends due on the convertible preferred stock.

7.   INCOME TAXES

The components of the provision for income taxes for the years ended October 31, 1997, 1996 and 1995, are as follows:
                                            1997         1996        1995
-----------------------------------------------------------------------------
     Federal:
       Current                         $(83,610)    $    ---    $(1,731,734)
       Deferred                             ---          ---         10,178
     State:
       Current                            1,600        1,600          3,000
       Deferred                             ---                         ---
                                       --------     --------    -----------
       Total (benefit) provision
         for income taxes              $(82,010)    $  1,600    $(1,718,556)
                                       --------     --------    -----------
                                       --------     --------    -----------

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:
                                            1997         1996        1995
-----------------------------------------------------------------------------

     Statutory federal income tax rate     34.0%       (34.0)%        (34.0)%
     State taxes, net of federal
       income tax benefit                   ---          ---            ---
     Change in valuation allowance        (30.0)        34.0           12.2
     Refund of prior year taxes            (5.5)         ---            ---
     Tax credits                            ---          ---           (5.0)
     Nontaxable interest income             ---          ---           (0.7)
     Other, net                            (1.0)         ---            0.2
                                        -------       ------        -------
                                           (2.5)%        0.0%         (27.3)%
                                        -------       ------        -------
                                        -------       ------        -------

Significant components of the Company's deferred tax balances as of October 31, 1997 and 1996 are as follows:
                                                       1997         1996
-----------------------------------------------------------------------------
  Deferred tax assets:
     Current
       Accrued employee benefits                 $    70,000    $    77,000
       Inventory allowances                          401,000        136,000
       Allowance for doubtful accounts                67,000         42,000
       Warranty accruals                             100,000         37,000

     Noncurrent
       Deferred rent                                 173,000        179,000
       R&D credit carryforward                       784,000        706,000
       Alternative minimum tax carryforward          251,000        143,000
       Operating loss carryforward                 1,841,000      3,136,000
       Investments                                   130,000        130,000
       Capital loss carryforward                      74,000         74,000
                                                 -----------    -----------
         Total deferred tax assets                 3,891,000      4,660,000
                                                 -----------    -----------
  Deferred tax liabilities:
     Noncurrent
       Depreciation                                 (294,000)       (96,000)
       Capitalized software costs                   (220,000)      (223,000)
                                                 -----------    -----------
         Total deferred tax liabilities             (514,000)      (319,000)
                                                 -----------    -----------
Deferred tax asset valuation allowance            (3,377,000)    (4,341,000)
                                                 -----------    -----------
     Net deferred tax assets                     $       ---    $       ---
                                                 -----------    -----------
                                                 -----------    -----------

A valuation allowance was established to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The net changes in the valuation allowance were a decrease of $964,000 and an increase of $3.4 million for the years ended October 31, 1997 and 1996, respectively. The Company has research and experimentation tax credit carryforwards of $784,000 for federal and state tax purposes. These carryforwards expire in the periods ending 2007 through 2012. The Company has a net operating loss carryforward for federal and state income tax purposes of approximately $4.9 million and $1.7 million, respectively, which expire in periods ending 1999 through 2012.

8.   COMMITMENTS

The Company leases all its buildings under noncancelable operating leases which expire at various dates through the year 2006. Future minimum lease payments under all operating leases, net of sublease proceeds, with initial or remaining noncancelable lease terms in excess of one year at October 31, 1997 are as follows:

          Year ending October 31:
               1998                               $  393,416
               1999                                  393,416
               2000                                  417,318
               2001                                  645,408
               2002                                  643,085
               Thereafter                          2,182,553
                                                  ----------
                 Total minimum lease payments     $4,675,196
                                                  ----------
                                                  ----------
Under the terms of the San Ramon, California building lease, rent includes the lessor's operating costs and is offset by sublease proceeds. The building lease also includes two five-year renewal options at market rates as defined by the lease. Rent expense under all operating leases for the years ended October 31, 1997, 1996 and 1995 was $664,409 (net of sublease proceeds of $328,911),
$822,835 and $794,700, respectively.

9.   STOCK OPTION AND STOCK PURCHASE PLANS

The Company has one employee stock option plan, its 1996 Stock Option Plan (the Employee Plan). Originally adopted as the 1987 Supplemental Stock Option Plan, this plan was amended and restated on January 18, 1996 and retitled the 1996 Stock Option Plan. A total of 1,130,000 shares of common stock are reserved under the plan. Stock options granted under the Employee Plan are exercisable over a maximum term of ten years from the date of grant, vest in various installments over this period and have exercise prices reflecting market value at the date of grant. In May 1996, due to the reduced market price of the Company's common stock, the Company offered employees the opportunity to have their options repriced to $8.93 in exchange for restrictions of certain rights under their option grants.

Additionally, in 1991, stockholders approved a "Non-Employee Director Stock Option Plan" (the Plan). A total of 140,000 shares of common stock are reserved for issuance under this Plan. Options granted under the plan vest over a four-year period, expire five years after the date of grant and have exercise prices reflecting market value at the date of grant.

At October 31, 1997 and 1996, 36,917 and 13,913 shares, respectively, were available for stock option grants under the Employee Plan. A total of 59,000 shares were available for grant under the Non-Employee Director Plan at both October 31, 1997 and 1996.

A summary of the activity under the stock option plans is set forth below:

                                                      1991 Non-Employee
                                1996 Stock                 Directors
                                Option Plan           Stock Option Plan
                           --------------------------------------------------
                                        Exercise                   Exercise
                               Shares    Price          Shares       Price
------------------------------------------------------------------------------
     Outstanding at
       October 31, 1994     315,926  $3.75 - $17.25     40,250  $5.25 - $13.00
     Granted                275,907   7.50 -  14.50     20,000            9.50
     Terminated             (37,502)  7.00 -  14.50        ---             ---
     Exercised              (21,543)  3.75 -  13.25        ---             ---
                           ---------------------------------------------------
     Outstanding at
       October 31, 1995     532,788   4.13 -  17.25     60,250   5.25 -  13.00

     Granted                513,998   4.38 -  10.50     15,000            7.75
     Terminated            (232,703)  5.31 -  12.00        ---             ---
     Exercised              (23,033)  4.25 -  10.25    (12,250)           5.25
                           ---------------------------------------------------
     Outstanding at
       October 31, 1996     791,050   3.75 -  10.50     63,000   7.75 -  13.00

     Granted                202,100   3.69 -  17.25     20,000   4.38 -   4.88
     Terminated            (226,787)  3.75 -  13.50    (31,000)  7.75 -  13.00
     Exercised             (102,588)  4.38 -   9.75        ---             ---
                           ---------------------------------------------------
     Outstanding at
       October 31, 1997     663,775   3.69 -  17.25     52,000   4.38 -  13.00

     Exercisable at
       October 31, 1997     345,587  $4.25 - $10.50     17,000  $7.75 - $13.00


The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 100,000 shares of common stock have been reserved for issuance. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the stock's fair market value at specified dates. At October 31, 1997, 77 employees were eligible to participate in the Purchase Plan and 19,637 common shares were available for issuance. In fiscal year 1997, 1996 and 1995, 13,612, 18,602 and 17,869 shares were issued under the Purchase Plan, respectively.

In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has two stock option plans, the 1996 Stock Option Plan and the 1991 Directors Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net income for 1997 and 1996 would have been $3,076,918 and ($10,209,271), respectively, resulting in earnings per share of $1.11 for fiscal 1997 and a loss per share of $4.79 for fiscal 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in fiscal 1997: risk-free interest rate of 7 percent, expected dividend yield of zero, expected term of 6.45 years and expected volatility of 93.4 percent. Assumptions used for fiscal 1996 were similar to those used for fiscal 1997. The weighted average estimated fair value of each option granted during fiscal 1997 and fiscal 1996 was $4.52 and $2.48, respectively.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to November 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

For the years ended October 31, 1997, 1996 and 1995, total expense under the above plan was $279,899, $185,596 and $202,228, respectively.

11.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for doubtful accounts for potential credit losses and actual bad debt losses have not been material and have not exceeded management's expectations. Trade accounts receivable are recorded net of allowance for doubtful accounts of $169,000 and $105,000 at October 31, 1997 and 1996, respectively.

Sales to individual customers in excess of 10 percent of net sales of the Company included sales to Tandem Computers, Motorola, and Silicon Graphics of $8.8 million, $3.8 million, and $3.0 million, respectively, in 1997, sales to Tandem Computers of $2.7 million in fiscal 1996 and sales to America Online and Tandem Computers of $3.1 million and $2.8 million, respectively, in fiscal 1995. International sales accounted for 12 percent and 26 percent and of total sales during fiscal 1997 and fiscal 1996, respectively.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except               First    Second     Third    Fourth
 per share amounts)               Quarter   Quarter   Quarter   Quarter
-----------------------------------------------------------------------------
     1997:  Net sales             $4,217    $5,852    $7,393    $7,508
            Gross profit           1,961     2,593     3,711     4,553
            Net income               830       384       740     1,379
            Net income per share   $0.35     $0.15     $0.27     $0.45

     1996:  Net sales             $3,993    $2,662    $2,909    $3,785
            Gross profit           1,659       852     1,055     1,505
            Net loss              (1,989)   (3,915)   (2,133)   (1,588)
            Net loss per share    $(0.95)   $(1.85)   $(1.00)   $(0.72)

The Company's fiscal 1997 first quarter reflects a $685,000 gain on the sale of assets and the Company's fiscal 1996 fourth quarter reflects a $706,000 restructuring charge.

13.  SUBSEQUENT EVENT

On December 15, 1997 the Company reincorporated in the state of Delaware. In connection with the event, the Company increased the number of its authorized shares of preferred stock to 2,000,000 shares and established a par value of $0.001 for both its common and preferred stock.

                                     SBE, INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996

           Column A          Column B      Column C      Column D     Column E
          ----------        -----------  ------------   ----------   ----------
                             Balance at    Additions                  Balance
                             Beginning  Charged to costs               End of
          Description        of Period    and expenses  Deductions(a)  Period
-------------------------------------------------------------------------------

YEAR ENDED OCTOBER 31, 1997

Allowance for Doubtful
  Accounts                   105,000         78,000        (13,795)    169,205
Allowance for Obsolete
  Inventory                  166,146      1,075,014       (218,697)  1,022,463
Allowance for Warranty
  Claims                      90,447        280,462       (118,953)    251,956
Allowance for the deferred
  tax asset                4,341,000       (964,000)             0   3,377,000

YEAR ENDED OCTOBER 31, 1996

Allowance for Doubtful
  Accounts                   130,000              0        (25,000)    105,000
Allowance for Obsolete
  Inventory                  531,014        212,778       (577,646)    166,146
Allowance for Warranty
  Claims                     104,894         50,290        (64,736)     90,447
Allowance for the deferred
  tax asset                  948,000      3,393,000              0   4,341,000







(a) Deductions represent activity charged to related asset or liability account.