Form 10-Q
period 1998-01-31
SBE INC
filed 1998-03-16
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q

                             (Mark one)

           [X]	Quarterly report pursuant to section 13 or 15(d)
                of the Securities Exchange Act of 1934

             For the quarterly period ended January 31, 1998

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

                     	Delaware                 94-1517641
				        -------------------------------  ---------------
           	(State or other jurisdiction of		(I.R.S. Employer
           	incorporation or organization)  Identification No.)


            4550 Norris Canyon Road, San Ramon, California 94583
								   -----------------------------------------------------
           (Address of principal executive offices and zip code)

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

                           	Yes	  X  	No
                                -----   -----
The number of shares of Registrant's Common Stock outstanding as of February 27, 1998 was 2,659,655.

                                SBE, INC.

                   INDEX TO JANUARY 31, 1998 FORM 10-Q



PART I	Financial Information

Item 1	Financial Statements

Condensed Consolidated Balance Sheets as of
   January 31, 1998 and October 31, 1997                            	3

Condensed Consolidated Statements of Operations for the
   three months ended January 31, 1998 and 1997                     	4

Condensed Consolidated Statements of Cash Flows for the
   three months ended January 31, 1998 and 1997                     	5

Notes to Condensed Consolidated Financial Statements                	6

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations                                	8


PART II	Other Information

Item 6	Exhibits and Reports on Form 8-K                             13


SIGNATURES	                                                         14

EXHIBIT                                                             15

PART I.  	Financial Information

Item 1.  		Financial Statements

                                SBE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   January 31, 1998 and October 31, 1997
                             (In thousands)
                                            				January 31,		October 31,
				                                                	1998	    		1997
                                                ----------   ----------
                                                 					(Unaudited)
ASSETS

Current assets:
	Cash and cash equivalents                       	$ 	3,205   	$ 	5,569
	Trade accounts receivable, net	                    	3,579	     	2,780
	Inventories		                                      	1,245       		851
	Deferred income taxes                               		513       		513
	Other                                               		674       		156
                                                  --------    --------
		Total current assets                             		9,216	     	9,869

Property, plant and equipment, net	                 	1,322     		1,083
Capitalized software costs, net	                      	265       		276
Other		                                                	41	        	41
                                                  --------    --------
		Total assets                                   	$	10,844   	$	11,269
                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Trade accounts payable                          	$ 	1,644   	$ 	1,029
	Accrued payroll and employee benefits	               	329       		950
	Other accrued expenses	                              	350	       	399
                                                  --------    --------
		Total current liabilities                        		2,323     		2,378

Deferred tax liabilities	                             	513       		513
Deferred rent                                        		407	       	412
                                                  --------    --------
		Total liabilities	                                	3,243     		3,303
                                                  --------    --------

Stockholders' equity:
	Common stock	                                      	9,933     		9,829
	Accumulated deficit	                              	(2,332)	   	(1,863)
                                                  --------    --------
		Total stockholders' equity	                       	7,601	     	7,966
                                                  --------    --------
		Total liabilities and stockholders' equity     	$	10,844   	$	11,269
                                                  ========    ========



   The accompanying notes are an integral part of the consolidated financial statements.

                                 SBE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three months ended January 31, 1998 and 1997
                  (In thousands, except per share amounts)
                                (Unaudited)
                                                			Three months ended
                                                    			January 31,
                                                  --------------------
                                                   		1998	     	1997
                                                  --------    --------
Net sales	                                        $ 	4,444   	$  4,217

Cost of sales	                                      	1,722	     	2,256
                                                  --------    --------
	Gross profit                                      		2,722     		1,961

Product research and development                   		1,128       		438

Sales and marketing                                		1,326       		779

General and administrative                           		791	       	587
                                                  --------    --------
	Total operating expenses                          		3,245     		1,804
                                                  --------    --------
	Operating income (loss)	                            	(523)      		157

Gain on sale of assets                                		--	       	685

Interest and other income (expense), net         	     	54       		(12)
                                                  --------    --------
	Income (loss) before income taxes	                  	(469)      		830

Provision for income taxes	                            	--	        	--
                                                  --------    --------
	Net income (loss)                                $   (469)  	$   	830
                                                  ========    ========

Basic earnings (loss) per share                  	$ 	(0.18)	  $  	0.35
                                                  ========    ========
Diluted earnings (loss) per share                	$	 (0.18)  	$  	0.35
                                                  ========    ========
Basic-Shares used in per share computations        		2,652     		2,393
                                                  ========    ========
Diluted-Shares used in per share computations      		2,652     		2,399
                                                  ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                SBE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended January 31, 1998 and 1997
                             (In thousands)
                               (Unaudited)
                                                 		Three months ended
                                                     		January 31,
                                                  --------------------
                                                   	1998     			1997
	                                                 --------    --------
Cash flows from operating activities:
	Net (loss) income                               	$  	(469)  	$   	830
	Adjustments to reconcile net (loss) income
	to net cash (used) provided by
 operating activities:
		Depreciation and amortization                      		247       		274
		Gain from sale of property and equipment	            	--	      	(685)
		Costs and reserves related to sale of property
			and equipment	                                      	--      		(432)
		Other			                                             	--         		1
		Changes in assets and liabilities:
			Increase in trade accounts receivable            		(799)     		(166)
			(Increase) decrease in inventories	               	(394)    		1,007
			Increase in other assets	                         	(518)     		(748)
			Increase in trade accounts payable	                	615       		548
			Decrease in other liabilities	                    	(675)     		(309)
                                                  --------    --------
				Net cash (used) provided by
    operating activities                          		(1,993)	      	320
                                                  --------    --------
Cash flows from investing activities:
	Purchases of property and equipment               	 	(417)        (50)
	Disposals of property and equipment	                  	--	     	1,600
	Capitalized software costs	                          	(58)       		--
                                                  --------    --------
				Net cash (used) provided by investing activities		(475)     	1,550
                                                  --------    --------
Cash flows from financing activities:
	Repayments of borrowing on line of credit            		--      		(980)
	Proceeds from stock plans	                           	104        		26
                                                  --------    --------
				Net cash provided (used) by financing activities	 	104	      	(954)
                                                  --------    --------
			Net (decrease) increase in cash
   and cash equivalents                           		(2,364)	      	916

Cash and cash equivalents at beginning of period	   	5,569          41
                                                  --------    --------
Cash and cash equivalents at end of period       	$ 	3,205   	$   	957
                                                  ========    ========


   The accompanying notes are an integral part of the consolidated financial statements.

                                 SBE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.	Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended January 31, 1998 are not necessarily indicative of expected results for the full 1998 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.


2.	Inventories:

Inventories comprise the following (in thousands):

                                     	  	January 31, 	October 31,
                                        				1998  			   	1997

                  Finished goods         	$	1,245     	$  	823
                  Parts and materials	       		--       	  	28
                                          -------      -------
                                        		$	1,245     	$  	851
                                          =======      =======

3. Net Earnings (Loss) Per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The financial statements presented have been prepared in accordance with SFAS No. 128 and earnings per share data for all prior periods presented have been restated to conform with current year presentation. Options to purchase 836,471 shares of common stock were outstanding as of January 31, 1998 and were excluded from the loss per share calculation for the quarter ended January 31, 1998 as they have the effect of decreasing loss per share.

4.	Bank Facility:

On August 26, 1997 the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and all other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, maximum debt to equity ratio of 1.00:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of January 31, 1998 the Company was in default on the minimum profitability covenant of its credit line. The Company has received a waiver letter from the Bank that waives the default.

As of February 27, 1998, there were no borrowings outstanding under the line of credit.


5.	Sale of Manufacturing Assets:

On December 6, 1996 the Company sold all the assets of its manufacturing operation to XeTel Corporation, a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon Facility to XeTel. Also, a director of SBE, Inc. is also a director of XeTel Corporation. The sale resulted in a gain of $685,000, or 29 cents per share, and is included in the results of operations for the three months ended January 31, 1997.


6. Reincorporation:

On December 15, 1997 the Company reincorporated in the state of Delaware. In connection with the event, the Company increased the number of its authorized shares of preferred stock to 2,000,000 shares and established a par value of $0.001 for both its common and preferred stock.

7. Recently Issued Accounting Pronouncements:

In March 1997, Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" was issued and is effective for the Company's year ending October 31, 1998. In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" were issued and are effective for the year ending October 31, 1999. The Company has not determined the impact of the implementation of these pronouncements.

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations


Except for the historical information contained herein the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, particularly in the section entitled "Business--Risk Factors."

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

The Company offers two remote access/router product lines to meet the needs of its customers: WanXL(TM) and netXpand(R). The Company's WanXL products operate within a network server to provide from one to four ports of high-speed network access. The Company's netXpand products provide from one to ten ports of wide area network or remote access connections. Sales of these products constituted over 20 percent of net sales for fiscal year 1997 and 7 percent of net sales for the first quarter of fiscal 1998. The Company expects the WanXL and netXpand product lines to constitute an increasing percentage of net sales in future periods; however, there can be no assurance to that effect. The WanXL and netXpand products are targeted at the high-growth, price-sensitive sectors of the internetworking market. Based upon market information supplied by market research firms, the Company expects these market segments to grow at a compounded annual rate in excess of 50 percent in the United States and at a greater rate in international markets. However, there can be no assurance that the market will grow at this rate, if at all, or that the Company will be successful in achieving widespread market acceptance of its WanXL and netXpand products.

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

The communication controller portion of the Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and such customers' product cycles cause fluctuations in the Company's operating results. In particular, sales to Tandem Computers, Motorola and Silicon Graphics constituted 35, 15 and 12 percent, respectively, of net sales in fiscal year 1997. Sales to Tandem Computers and Motorola constituted 13 and 42 percent, respectively, of net sales in the first quarter of fiscal 1998. The Company expects that sales to Tandem Computers and Motorola will continue to be significant at least through fiscal 1998. The loss of, or cancellation of any significant order by any of these customers would likely have a material adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that any large customer of the Company will continue to place orders with the Company or, if orders are placed, that they will be at current or higher levels.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal quarters ended January 31, 1998 and 1997. These operating results are not necessarily indicative of Company's operating results for any future period.

                                    		Quarter Ended January 31,
                                      -------------------------
	                                           	1998  	1997
                                             ----   ----
Net sales	                                  		100%  	100%
Cost of sales			                               39  	  53
                                             ----   ----
	Gross profit		                               	61    	47
Operating expenses:
	Product research and development		           	25	   	10
	Sales and marketing		                        	30    	19
	General and administrative               			  18  	  14
                                             ----   ----
	Total operating expenses			                   73  	  43
                                             ----   ----
Operating income (loss)		                    	(12)    	4
Gain on sale of assets		                      	--    	16
Interest and other income (expense), net			     1  	   0
                                             ----   ----
Income (loss) before income taxes		         		(11)   	20
Provision for income taxes			                   0	     0
                                             ----   ----
Net income (loss)		                          	(11)% 	 20%
                                             ====   ====

Net Sales

Net sales for the first quarter of fiscal 1998 were $4.4 million, a 5 percent increase from the first quarter of fiscal 1997. This increase was primarily attributable to increased sales of VME communication controller products offset by decreased sales of netXpand products as compared to the first quarter of fiscal 1997. Sales of VME communication controller products increased 56% from the first quarter of fiscal 1997. Sales of netXpand products decreased 92% from the first quarter of fiscal 1997. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company consisted of sales to Motorola Inc. and Tandem Computers, which represented 42 and 13 percent, respectively, of net sales in the first quarter of fiscal
1998. This compares to sales to Tandem Computers, Motorola Inc. and D-Link Inc. of 17, 16 and 13 percent, respectively, of net sales in the first quarter of fiscal 1997. There were no sales to D-Link Inc. in the first quarter of fiscal 1998. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

International sales constituted 6 percent and 32 percent of net sales in the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. The decrease in international sales is primarily attributable to decreased sales of netXpand products.

Gross Profit

Gross profit as a percentage of sales was 61 percent and 47 percent in the first quarter of fiscal 1998 and the first quarter of fiscal 1997, respectively. The increase from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 was primarily attributable to a favorable product mix and lower material costs. The contract to purchase manufacturing services from XeTel has and may continue to decrease the volatility of the quarterly cost of sales as a percentage of total sales.

Product Research and Development

Product research and development expenses were $1,128,000 in the first quarter of fiscal 1998 and $438,000 in the first quarter of fiscal 1997. The increase in research and development spending from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 was a result of an increase in internal staff and third party consulting costs as the Company expands its base of products. The Company expects that product research and development expenses will continue at current dollar levels as the Company focuses its resources on improving its WanXL and netXpand product lines and enhancing its traditional board-level products.

Sales and Marketing

Sales and marketing expenses for the first quarter of fiscal 1998 were $1,326,000, up from $779,000 in the first quarter of fiscal 1997. Sales and marketing expenses increased due to an increase in staff and higher marketing program costs for advertising and tradeshows as the company focuses on expanding its distribution channels. The Company expects sales and marketing expenses to decrease as a percentage of net sales in future periods.

General and Administrative

General and administrative expenses for the first quarter of fiscal 1998 were $791,000, an increase of 35 percent from $587,000 in the first quarter of fiscal 1997. The increase represents an increase in recruiting, operations, and other administrative costs. The Company expects that general and administrative expenses will continue at current dollar levels.

Gain on Sale of Assets

The Company recorded a $685,000 gain on the sale of assets in the first quarter of fiscal 1997, consisting of cash proceeds of $1.6 million received from the sale of the Company's manufacturing assets to XeTel Corporation less $483,000 in net book value of assets transferred and $432,000 in costs and reserves associated with the transaction.

Interest and Other Income (Expense), Net

Interest income increased in the first quarter of fiscal 1998 from the first quarter of fiscal 1997 due to higher investment balances. Interest expense for the first quarter of fiscal 1998 decreased from the first quarter of fiscal 1997 due to the repayment of borrowings.

Income Taxes

The Company did not record any benefit for taxes in the first quarter of fiscal 1998 as the benefit derived from its net operating losses and unused tax credits was fully valued against. The Company did not record any provision for taxes in the first quarter of fiscal 1997 due to the utilization of net operating loss carryforwards from fiscal 1996. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

Net Income (Loss)

As a result of the factors discussed above, the Company recorded a net loss of $469,000 in the first quarter of fiscal 1998 and net income of $830,000 in the first quarter of fiscal 1997.


Liquidity and Capital Resources

At January 31, 1998, the Company had cash and cash equivalents of $3.2 million, as compared to $5.6 million at October 31, 1997. In the first quarter of fiscal 1998, $2.0 million of cash was used by operating activities, principally as a result of a $799,000 increase in accounts receivable, a $675,000 decrease in other liabilities, a $518,000 increase in other assets, a $469,000 net loss, and $394,000 increase in inventories. These cash outflows were partially offset by a $615,000 increase in accounts payable and $247,000 in other credits. Working capital at January 31, 1998 was $6.9 million, as compared to $7.5 million at October 31, 1997.

In the first quarter of fiscal 1998 the Company purchased $417,000 of fixed assets, consisting primarily of computer equipment and software. The Company expects capital expenditures during fiscal 1998 to be greater than fiscal 1997 levels.

The Company received $104,000 in the first quarter of fiscal 1998 from employee stock option exercises and employee stock purchase plan purchases.

In August 1997 the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank. As of February 27, 1998, there were no borrowings outstanding under the line of credit. As of January 31, 1998 the Company was in default on the minimum profitability covenant of its credit line. The Company has received a waiver letter from the Bank that waives the default.

Based on the current operating plan, the Company anticipates that its current cash balances, credit line and anticipated cash flow from operations will be sufficient to meet its working capital needs over at least the next twelve months.

PART II.	Other Information

Item 6. 	Exhibits and Reports on Form 8-K

List of Exhibits:

 11.1 Statements of Computation of Net Income per Share
	27.1	Financial Data Schedule

Reports on Form 8-K:

 The Registrant filed a Report on Form 8-K, dated December 15, 1997, disclosing that it had changed its state of incorporation from California to Delaware.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 13, 1998.


                                       SBE, Inc.
                                       Registrant





                                       /S/ Timothy J. Repp
                                       Timothy J. Repp
                                       Chief Financial Officer, Vice
                                       President of Finance and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                                                        										EXHIBIT 11.1
                               SBE, INC.
        STATEMENTS OF COMPUTATION OF NET INCOME (LOSS) PER SHARE
          for the three months ended January 31, 1998 and 1997
                (In thousands, except per share amounts)
                              (Unaudited)
                                                    			Three months ended
                                                        			January 31,
                                                       ------------------
                                                        		1998   		1997
                                                       --------- --------
BASIC

Weighted average number of common shares outstanding    		2,652  		2,393
                                                        -------  -------
Number of shares for computation of net income (loss)
 per share                                                2,652    2,393
                                                        =======  =======
Net income (loss)                                      	$ 	(469)	$  	830
                                                        =======  =======
Net income (loss) per share                            	$	(0.18)	$ 	0.35
                                                        =======  =======


DILUTED

Weighted average number of common shares outstanding	    	2,652  		2,393

Shares issuable pursuant to options granted under
 employee stock option plan, less assumed repurchase
 at the ending fair market value for the period 	           	--      		6
                                                        -------  -------
Number of shares for computation of net income (loss)
 per share	                                              	2,652	  	2,399
                                                        =======  =======
Net income (loss)                                      	$ 	(469)	$  	830
                                                        =======  =======
Net income (loss) per share                            	$	(0.18)	$ 	0.35
                                                        =======  =======