Form 10-Q
period 1998-04-30
SBE INC
filed 1998-06-15
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC. 20549

                              FORM 10-Q

                              (Mark one)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended April 30, 1998

       [  ]  Transition report pursuant to section 13 or 15(d) of the
                   Securities and Exchange Act of 1934

              For the transition period from _______ to ________


                       Commission file number 0-8419
                                              ______
                                SBE, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

                     Delaware                    94-1517641
          _______________________________     ________________
          (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)     Identification No.)


           4550 Norris Canyon Road, San Ramon, California 94583
           _____________________________________________________
           (Address of principal executive offices and zip code)

                               (925) 355-2000
            ____________________________________________________
            (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X    No
                                 ___        ___

The number of shares of Registrant's Common Stock outstanding as of May 29, 1998 was 2,674,753.

                              SBE, INC.

                  INDEX TO APRIL 30, 1998 FORM 10-Q



PART I     Financial Information

   Item 1  Financial Statements

   Condensed Consolidated Balance Sheets as of
    April 30, 1998 and October 31, 1997............................3

   Condensed Consolidated Statements of Operations for the
    three and six months ended April 30, 1998 and 1997.............4

   Condensed Consolidated Statements of Cash Flows for the
    six months ended April 30, 1998 and 1997.......................5

   Notes to Condensed Consolidated Financial Statements............6

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................8


PART II    Other Information

   Item 4  Submission of Matters to a Vote of Security Holders....13

   Item 6  Exhibits and Reports on Form 8-K.......................13

SIGNATURES........................................................14


EXHIBITS..........................................................15

PART I.     Financial Information

Item 1.     Financial Statements

                                SBE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    April 30, 1998 and October 31, 1997
                             (In thousands)
                                                    April 30,    October 31,
                                                      1998          1997
                                                   -----------   -----------
                                                   (Unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents                         $  2,263      $  5,569
  Trade accounts receivable, net                       3,113         2,780
  Inventories                                          2,024           851
  Deferred income taxes                                  513           513
  Other                                                  509           156
                                                    --------      --------
     Total current assets                              8,422         9,869

Property, plant and equipment, net                     1,518         1,083
Capitalized software costs, net                          250           276
Other                                                     41            41
                                                    --------      --------
     Total assets                                   $ 10,231      $ 11,269
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                            $  1,285      $  1,029
  Accrued payroll and employee benefits                  384           950
  Other accrued expenses                                 257           399
                                                    --------      --------
     Total current liabilities                         1,926         2,378

Deferred tax liabilities                                 513           513
Deferred rent                                            402           412
                                                    --------      --------
     Total liabilities                                 2,841         3,303
                                                    --------      --------
Stockholders' equity:
  Common stock                                         9,963         9,829
  Accumulated deficit                                 (2,573)       (1,863)
                                                    --------      --------
     Total stockholders' equity                        7,390         7,966
                                                    --------      --------
     Total liabilities and stockholders' equity     $ 10,231      $ 11,269
                                                    ========      ========

                        See accompanying notes

                                SBE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and six months ended April 30, 1998 and 1997
                  (In thousands, except per share amounts)
                               (Unaudited)

                                      Three months ended  Six months ended
                                          April 30,           April 30,
                                        1998     1997      1998     1997
                                       ------   ------    ------   ------
Net sales                            $  4,412 $  5,852  $  8,857 $ 10,069

Cost of sales                           1,644    3,259     3,366    5,515
                                     -------- --------  -------- --------
     Gross profit                       2,768    2,593     5,491    4,554

Product research and development          958      611     2,086    1,049

Sales and marketing                     1,221      889     2,547    1,668

General and administrative                856      710     1,647    1,297
                                     -------- --------  -------- --------
     Total operating expenses           3,035    2,210     6,280    4,014
                                     -------- --------  -------- --------
     Operating income (loss)             (267)     383      (789)     540

Gain on sale of assets                     --       --        --      685

Interest and other income (expense), net   26        1        79      (11)
                                     -------- --------  -------- --------
     Income (loss) before income taxes   (241)     384      (710)   1,214

Provision for income taxes                 --       --        --       --
                                     -------- --------  -------- --------
     Net income (loss)               $   (241) $   384  $   (710) $ 1,214
                                     ======== ========  ======== ========

Basic earnings (loss) per share      $  (0.09) $  0.15  $  (0.27) $  0.50
                                     ======== ========  ======== ========

Diluted earnings (loss) per share    $  (0.09) $  0.15  $  (0.27) $  0.50
                                     ======== ========  ======== ========
Basic - Shares used
 in per share computations              2,661    2,483     2,656    2,440
                                     ======== ========  ======== ========
Diluted - Shares used
 in per share computations              2,661    2,489     2,656    2,442
                                     ======== ========  ======== ========

                          See accompanying notes

                                SBE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended April 30, 1998 and 1997
                              (In thousands)
                               (Unaudited)
                                                  Six months ended April 30,
                                                       1998          1997
                                                     --------      --------
Cash flows from operating activities:
 Net (loss) income                                   $   (710)     $  1,214
 Adjustments to reconcile net (loss) income to net cash
 (used) provided by operating activities:
  Depreciation and amortization                           482           517
  Gain from sale of property and equipment                 --          (685)
  Costs and reserves related to sale of
  property and equipment                                   --          (407)
  Other                                                    --             1
 Changes in assets and liabilities:
   Increase in trade accounts receivable                 (333)         (230)
   (Increase) decrease in inventories                  (1,173)        1,410
   Increase in other assets                              (353)         (325)
   Decrease (increase) in trade accounts payable          256          (133)
   Decrease in other liabilities                         (718)         (399)
                                                     --------      --------
    Net cash provided (used) by operating activities   (2,549)          963
                                                     --------      --------
Cash flows from investing activities:
 Purchases of property and equipment                     (778)          (82)
 Disposals of property and equipment                       --         1,600
 Capitalized software costs                              (113)           --
                                                     --------      --------
  Net cash (used) provided by investing activities       (891)        1,518
                                                     --------      --------
Cash flows from financing activities:
 Repayments of borrowing on line of credit                 --          (980)
 Proceeds from stock plans                                134            39
                                                     --------      --------
  Net cash provided (used) by financing activities        134          (941)
                                                     --------      --------
 Net (decrease) increase in cash and cash equivalents  (3,306)        1,540

Cash and cash equivalents at beginning of period        5,569            41
                                                     --------      --------
Cash and cash equivalents at end of period           $  2,263      $  1,581
                                                     ========      ========
                           See accompanying notes

                                SBE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


1.  Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended April 30, 1998 are not necessarily indicative of expected results for the full 1998 fiscal year.

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


2.  Inventories:

Inventories comprise the following (in thousands):

                                     April 30,    October 31,
                                       1998          1997
                                     --------      --------
Finished goods                        $ 2,024       $   823
Parts and materials                        --            28
                                     --------      --------
                                      $ 2,024       $   851
                                     ========      ========


3.  Net Income (Loss) Per Common Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The financial statements presented have been prepared in accordance with SFAS No. 128 and earnings per share data for all prior periods presented have been restated to conform with current year presentation. Options to purchase 827,596 shares of common stock were outstanding as of April 30, 1998 and were excluded from the loss per share calculation for the three and six months ended April 30, 1998 as they have the effect of decreasing loss per share.

4.  Bank Facility:

On August 26, 1997, the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and all other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, maximum debt to equity ratio of 1.00:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of April 30, 1998, the Company was in default on the minimum profitability covenant of its credit line. The Company has received a waiver letter from the Bank that waives the default for the quarter ended April 30, 1998.

As of May 29, 1998, there were no borrowings outstanding under the line of credit.


5.  Reincorporation:

On December 15, 1997, the Company reincorporated in the state of Delaware. In connection with the event, the Company increased the number of its authorized shares of preferred stock to 2,000,000 shares and established a par value of $0.001 per share for both its common and preferred stock.


6. Recently Issued Accounting Pronouncements:

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

For more than 15 years, SBE, Inc. (the "Company") has developed, marketed, and sold communication controller products that have helped customers deploy computer communications solutions. Historically, the Company's controller products have provided connectivity solutions for large original equipment manufacturers ("OEMs") and system integrators throughout the world. Leveraging this expertise in communications technology, the Company expanded its product offerings to include WanXL(TM) products which are focused on the client/server market and the significant increases in communications activity that are driven by applications such as email, electronic commerce, geographically diverse corporate networks and general computer communications. Additionally, the Company markets a line of remote access router products under the trade name netXpand(R). These products are targeted at the need for small businesses to connect their computers together and provide remote access for traveling employees.

The Company continues to support and expand its communication controller business by developing new products for strategic customer accounts and by focusing on emerging technologies that can be leveraged into current and new sales channels. The Company believes that it is well positioned with a number of key telecommunication systems providers that develop wireless, data and telephone system infrastructure.

The communication controller portion of the Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and such customers' product cycles cause fluctuations in the Company's operating results. In particular, sales to Tandem Computers, Motorola and Silicon Graphics constituted 35, 15 and 12 percent, respectively, of net sales in fiscal year 1997. Sales to Tandem Computers and Motorola constituted 19 and 28 percent, respectively, of net sales in the first six months of fiscal 1998. The Company expects that sales to Tandem Computers and Motorola will continue to be significant at least through fiscal 1998. The loss or cancellation of any significant order by any of these customers would have a material adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that any large customer of the Company will continue to place orders with the Company or, if orders are placed, that they will be at current or higher levels.

In past periods, the Company expended a significant portion of its resources to market its netXpand products to end users as well as to OEMs. In the future, it will stop marketing to end users and concentrate on sales of netXpand to OEMs.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three and six months ended April 30, 1998 and 1997. These operating results are not necessarily indicative of Company's operating results for any future period.

                                   Three Months Ended      Six Months Ended
                                        April 30,              April 30,
                                      1998      1997         1998      1997
                                      ----      ----         ----      ----
Net sales                              100%      100%         100%      100%
Cost of sales                           37        56           38        55
                                      ----      ----         ----      ----
  Gross profit                          63        44           62        45
                                      ----      ----         ----      ----
Product research and development        22        10           23        10
Sales and marketing                     28        15           29        17
General and administrative              19        12           19        13
                                      ----      ----         ----      ----
  Total operating expenses              69        37           71        40
                                      ----      ----         ----      ----
  Operating income (loss)               (6)        7           (9)        5
Gain on sale of assets                  --        --           --         7
Interest and other income (expense), net 1        --            1        --
                                      ----      ----         ----      ----
  Income (loss) before income taxes     (5)        7           (8)       12
Provision for income taxes              --        --           --        --
                                      ----      ----         ----      ----
  Net income (loss)                     (5)%       7%          (8)%      12%
                                      ====      ====         ====      ====

Net Sales

Net sales for the second quarter of fiscal 1998 were $4.4 million, a 25 percent decrease from the second quarter of fiscal 1997. This decrease was primarily attributable to a significant decrease in netXpand and WanXL product sales as compared to the second quarter of fiscal 1997. Sales of netXpand and WanXL products decreased $2.5 million from $2.7 million in the second quarter of fiscal 1997 to $164,000 in the second quarter of fiscal 1998. This decline was principally caused by a decline in sales to one customer. Sales for the six months ended April 30, 1998 were $8.9 million, down from $10.1 million for the same period of 1997, principally due to decreased sales of netXpand and WanXL products partially offset by increased sales of communication controller products. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company for the six months included sales to Motorola, Tandem Computers and Lau Technologies, which represented 28, 19 and 13 percent, respectively, of net sales in the six months ended April 30, 1998. This compares to net sales to Silicon Graphics, Tandem Computers and Motorola of 26, 16 and 10 percent, respectively, of net sales in the six months ended April 30, 1997. There were no sales to Lau Technologies in the first six months of fiscal 1997. Sales to Silicon Graphics were less than 10% of net sales in the first six months of fiscal 1998. The Company expects to continue to experience fluctuation in product sales as large customers' needs change.

International sales constituted 6 percent and 13 percent of net sales in the six months ended April 30, 1998 and 1997, respectively. The decrease in international sales is primarily attributable to decreased sales of netXpand products.

Gross Profit

Gross profit as a percentage of sales was 63 percent and 44 percent in the second quarter of fiscal 1998 and the second quarter of fiscal 1997, respectively. Gross profit as a percentage of sales in the first six months of fiscal 1998 was 62 percent, up from 45 percent for the same period of 1997. The increases from fiscal 1997 to fiscal 1998 were primarily attributable to a more favorable product mix and lower material costs in fiscal 1998. The Company's cost plus contract to purchase manufacturing services has and may continue to decrease the volatility of the quarterly cost of sales as a percentage of total sales.

Product Research and Development

Product research and development expenses were $958,000 in the second quarter of fiscal 1998, an increase of 57 percent from $611,000 in the second quarter of fiscal 1997. Product research and development costs for the first six months of fiscal 1998 increased 99 percent from the same period of fiscal 1997. The increases in research and development spending from fiscal 1997 to fiscal 1998 were a result of an increase in internal staff and third party consulting costs as the Company completes new products in its communication controller and WanXL product lines for a larger base of customers. The Company expects that product research and development expenses will continue at current dollar levels as the Company focuses its resources on expanding its product lines.

Sales and Marketing

Sales and marketing expenses for the second quarter of fiscal 1998 were $1.2 million, an increase of 37 percent from $889,000 in the second quarter of fiscal 1997. Sales and marketing expenses increased 53 percent in the first six months of fiscal 1998 from the same period of fiscal 1997. These increases were primarily due to an increase in staff and higher marketing program costs for advertising and trade shows as the Company focuses on expanding its base of customers. The Company expects sales and marketing expenses to decrease from current dollar levels.

General and Administrative

General and administrative expenses for the second quarter of fiscal 1998 were $856,000, an increase of 21 percent from $710,000 in the second quarter of fiscal 1997. General and administrative expenses increased 27 percent in the first six months of fiscal 1998 from the same period of fiscal 1997. The increase represents an increase in recruiting, outside services and other administrative costs. In future periods, the Company expects that general and administrative expenses will decrease from current dollar levels.

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

Interest and Other Income (Expense), Net

Interest income increased in the three and six months ended April 30, 1998 from the same periods of fiscal 1997 due to higher cash and cash equivalent balances in the 1998 periods. Interest expense for the three and six months ended April 30, 1998 decreased from the same periods of fiscal 1997 due to the repayment of borrowings.

Income Taxes

The Company did not record any benefit for taxes in the second quarter or the first six months of fiscal 1998 as the benefit derived from its net operating losses and unused tax credits was fully valued against. The Company did not record any provision for taxes in the second quarter or the first six months of fiscal 1997 due to the utilization of net operating loss carryforwards from fiscal 1996. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

Net Income (Loss)

As a result of the factors discussed above, the Company recorded a net loss of $241,000 in the second quarter of fiscal 1998 and net income of $384,000 in the second quarter of fiscal 1997. Net loss for the first six months of fiscal 1998 was $710,000, as compared to net income of $1.2 million for the same period of 1997.


Liquidity and Capital Resources

At April 30, 1998, the Company had cash and cash equivalents of $2.3 million, as compared to $5.6 million at October 31, 1997. In the first six months of fiscal 1998, $2.5 million of cash was used by operating activities, principally as a result of a $1.2 million increase in inventories, a $708,000 decrease in accrued liabilities and $710,000 in net loss. The increase in inventory was the result of unexpected changes in forecasted sales. Working capital at April 30, 1998 was $6.5 million, as compared to $7.5 million at October 31, 1997.

In the first six months of fiscal 1998 the Company purchased $778,000 of fixed assets, consisting primarily of computer equipment and software for the implementation of a new enterprise reporting and planning system. The Company expects capital expenditures to decrease in the remaining quarters of fiscal 1998.

The Company received $134,000 in the first six months of fiscal 1998 from employee stock purchase plan purchases and employee stock option exercises.

In August 1997, the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on September 1, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank. As of May 29, 1998, there were no borrowings outstanding under the line of credit. As of April 30, 1998, the Company was in default on the minimum profitability covenant of its credit line. The Company has received a waiver letter from the Bank that waives the default for the quarter ended April 30, 1998.

Based on the current operating plan, the Company anticipates that its current cash balances, credit line and anticipated cash flow from operations will be sufficient to meet its working capital needs over at least the next twelve months.

Part II.   Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of the Company was held on Tuesday, March 24, 1998, at 5:00 p.m. and continued on Tuesday, April 14, 1998, at 5:00 p.m. at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The stockholders approved the following three items:

    (i) Elected two directors to hold office until the 2001 Annual Meeting of Stockholders:

                                   For          Against
                                ---------       -------
    Raimon L. Conlisk           2,061,580        26,114
    Randall L-W. Caudill        2,061,615        26,079

   (ii) Approved the Company's 1996 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares. (For - 719,151; Against - 464,483; Abstain - 15,353; Not Voted - 888,707)

   (iii) Ratified the selection of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending October 31, 1998.
   (For - 2,048,546; Against - 21,176; Abstain - 17,972)

Item 6.    Exhibits and Reports on Form 8-K

List of Exhibits:

     11.1  Statements of Computation of Net Income per Share
     27.1  Financial Data Schedule

Reports on Form 8-K:

     The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of June 12, 1998.


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

                                                                EXHIBIT 11.1
                                 SBE, INC.
           STATEMENTS OF COMPUTATION OF NET INCOME (LOSS) PER SHARE
          for the three and six months ended April 30, 1998 and 1997
                  (In thousands, except per share amounts)
                                (Unaudited)

                                      Three months ended    Six months ended
                                            April 30,           April 30,
                                         1998     1997         1998     1997
                                         ----     ----         ----     ----
BASIC

Weighted average number of
  common shares outstanding             2,661    2,483        2,656    2,440
                                      -------  -------      -------  -------
Number of shares for computation of
 net income (loss) per share            2,661    2,483        2,656    2,440
                                      =======  =======      =======  =======

Net income (loss)                     $  (241) $   384      $  (710) $ 1,214
                                      =======  =======      =======  =======

Net income (loss) per share           $ (0.09) $  0.15      $ (0.27) $  0.50
                                      =======  =======      =======  =======


DILUTED

Weighted average number of
  common shares outstanding             2,661    2,483        2,656    2,440

Shares issuable pursuant to options granted
  under employee stock option plan, less
  assumed repurchase at the ending
  fair market value for the period         --        6           --        2
                                      -------  -------      -------  -------
Number of shares for computation of
 net income (loss) per share            2,661    2,489        2,656    2,442
                                      =======  =======      =======  =======

Net income (loss)                     $  (241) $   384      $  (710) $ 1,214
                                      =======  =======      =======  =======

Net income (loss) per share           $ (0.09) $  0.15      $ (0.27) $  0.50
                                      =======  =======      =======  =======

                                  15