Form 10-Q
period 1998-07-31
SBE INC
filed 1998-09-11
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC. 20549

                                FORM 10-Q

                               (Mark one)

         [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended July 31, 1998

     [ ]  Transition report pursuant to section 13 or 15(d) of the
                  Securities and Exchange Act of 1934

           For the transition period from _______ to ________


                     Commission file number 0-8419
                                            ______

                                SBE, INC.
          _____________________________________________________
         (Exact name of registrant as specified in its charter)

                    Delaware                   94-1517641
        ________________________________    ___________________
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)     Identification No.)


          4550 Norris Canyon Road, San Ramon, California 94583
          ____________________________________________________
          (Address of principal executive offices and zip code)

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

                        Yes    X    No
                              ___       ___
The number of shares of Registrant's Common Stock outstanding as of August 31, 1998 was 2,679,414.

                               SBE, INC.

                    INDEX TO JULY 31, 1998 FORM 10-Q



PART I   Financial Information

   Item 1   Financial Statements

   Condensed Consolidated Balance Sheets as of
    July 31, 1998 and October 31, 1997..............................3

   Condensed Consolidated Statements of Operations for the
    three and nine months ended July 31, 1998 and 1997..............4

   Condensed Consolidated Statements of Cash Flows for the
    nine months ended July 31, 1998 and 1997........................5

   Notes to Condensed Consolidated Financial Statements.............6

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................8

PART II   Other Information

   Item 5   Other Information......................................13

   Item 6   Exhibits and Reports on Form 8-K.......................13


SIGNATURES.........................................................14


EXHIBITS...........................................................15

PART I.   Financial Information

Item 1.   Financial Statements

                                SBE, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   July 31, 1998 and October 31, 1997
                             (In thousands)

                                                  July 31,  October 31,
                                                    1998       1997
                                                ----------- -----------
                                                (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                       $  1,305     $  5,569
 Trade accounts receivable, net                     3,862        2,780
 Inventories                                        1,979          851
 Deferred income taxes                                513          513
 Other                                                556          156
                                                 --------     --------
   Total current assets                             8,215        9,869

Property, plant and equipment, net                  1,476        1,083
Capitalized software costs, net                       215          276
Other                                                  41           41
                                                 --------     --------
   Total assets                                  $  9,947     $ 11,269
                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                          $  1,070     $  1,029
 Accrued payroll and employee benefits                262          950
 Other accrued expenses                               113          399
                                                 --------     --------
   Total current liabilities                        1,445        2,378

Deferred tax liabilities                              513          513
Deferred rent                                         396          412
                                                 --------     --------
   Total liabilities                                2,354        3,303
                                                 --------     --------
Stockholders' equity:
  Common stock                                     10,012        9,829
  Accumulated deficit                              (2,419)      (1,863)
                                                 --------     --------
   Total stockholders' equity                       7,593        7,966
                                                 --------     --------
   Total liabilities and stockholders' equity    $  9,947     $ 11,269
                                                 ========     ========

                         See accompanying notes

                                SBE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three and nine months ended July 31, 1998 and 1997
                (In thousands, except per share amounts)
                               (Unaudited)

                                  Three months ended  Nine months ended
                                       July 31,           July 31,
                                     1998     1997      1998     1997
                                   -------  -------   -------  -------
Net sales                          $ 4,041  $ 7,393   $12,897  $17,462

Cost of sales                        1,603    3,682     4,969    9,197
                                   -------  -------   -------  -------
    Gross profit                     2,438    3,711     7,928    8,265

Product research and development       677      832     2,763    1,881

Sales and marketing                    884      977     3,431    2,645

General and administrative             735    1,189     2,382    2,486
                                   -------  -------   -------  -------
     Total operating expenses        2,296    2,998     8,576    7,012
                                   -------  -------   -------  -------
     Operating income (loss)           142      713      (648)   1,253

Gain on sale of assets                  --       --        --      685

Interest and other income, net          12       27        92       16
                                   -------  -------   -------  -------
     Net income (loss)             $   154  $   740   $  (556) $ 1,954
                                   =======  =======   =======  =======

Basic earnings (loss) per share    $  0.06  $  0.29   $ (0.21) $  0.79
                                   =======  =======   =======  =======

Diluted earnings (loss) per share  $  0.06  $  0.27   $ (0.21) $  0.72
                                   =======  =======   =======  =======

Basic - Shares used
 in per share computations           2,674    2,515     2,662    2,464
                                   =======  =======   =======  =======
Diluted - Shares used
  in per share computations          2,705    2,781     2,662    2,702
                                   =======  =======   =======  =======

                         See accompanying notes

                               SBE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended July 31, 1998 and 1997
                             (In thousands)
                              (Unaudited)
                                                      Nine months ended
                                                           July 31,
                                                        1998      1997
                                                     --------- ---------
Cash flows from operating activities:
 Net (loss) income                                   $  (556)   $ 1,954
 Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                          735        840
  Gain from sale of property and equipment                --       (685)
  Costs and reserves related to sale of property
  and equipment                                           --       (407)
  Other                                                   --          2
 Changes in assets and liabilities:
  Increase in trade accounts receivable               (1,082)      (138)
  (Increase) decrease in inventories                  (1,128)     1,624
  Increase in other assets                              (400)      (189)
  Increase in trade accounts payable                      41          9
  Decrease in other liabilities                         (990)      (171)
                                                     -------    -------
   Net cash (used in) provided by operating
   activities                                         (3,380)     2,839
                                                     -------    -------
Cash flows from investing activities:
 Purchases of property and equipment                    (921)      (204)
 Disposals of property and equipment                      --      1,600
 Capitalized software costs                             (146)        --
                                                     -------    -------
   Net cash (used in) provided by investing
   activities                                         (1,067)     1,396
                                                     -------    -------
Cash flows from financing activities:
 Repayments of borrowing on line of credit                --       (980)
 Proceeds from stock plans                               183        283
                                                     -------    -------
   Net cash provided by (used in) financing
   activities                                            183       (697)
                                                     -------    -------
  Net (decrease) increase in cash and cash
  equivalents                                         (4,264)     3,538

Cash and cash equivalents at beginning of period       5,569         41
                                                     -------    -------
Cash and cash equivalents at end of period           $ 1,305    $ 3,579
                                                     =======    =======

                         See accompanying notes

                                SBE, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


1.  Interim Period Reporting:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended July 31, 1998 are not necessarily indicative of expected results for the full 1998 fiscal year.

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


2.  Inventories:

Inventories comprise the following (in thousands):

                                                July 31,   October 31,
                                                  1998        1997
                                                --------    --------
Finished goods                                   $ 1,979     $   823
Parts and materials                                   --          28
                                                --------    --------
                                                 $ 1,979     $   851
                                                ========    ========

3.  Net Income (Loss) Per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings (loss) per share. Under the new standard, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. The financial statements presented have been prepared in accordance with SFAS No. 128 and earnings per share data for all prior periods presented have been restated to conform with current year presentation. Options to purchase 854,333 shares of common stock were outstanding as of July 31, 1998 and were excluded from the loss per share calculation for the nine months ended July 31, 1998 as they have the effect of decreasing loss per share.

4.  Bank Facility:

The Company's revolving working capital line of credit agreement expired on September 1, 1998. The Company is currently in negotiations to renew the line of credit through March 31, 1999 and anticipates that the line of credit will be extended at its current terms through March 31, 1999.

The current agreement allows for a $2,000,000 line of credit. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and all other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, maximum debt to equity ratio of 1.00:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of August 31, 1998, there were no borrowings outstanding under the line of credit.


5.  Reincorporation:

On December 15, 1997, the Company reincorporated in the state of Delaware. In connection with the event, the Company increased the number of its authorized shares of preferred stock to 2,000,000 shares and established a par value of $0.001 per share for both its common and preferred stock.


6.  Stock Option Plan and Option Repricing

In June 1998, the Board of Directors adopted the 1998 Non-Officer Stock Option Plan. A total of 300,000 shares of common stock are reserved under the plan. Stock options granted under the plan are exercisable over a maximum term of ten years from the date of grant, vest in various installments over this period and have exercise prices reflecting market value at the date of grant.

In July 1998, due to the reduced market price of the Company's common stock, the Company offered certain employees the opportunity to have options issued under other stock option plans replaced with new options with an exercise price of $5.125 per share in exchange for restrictions of certain rights under these option grants. Options to purchase 206,950 shares were replaced.


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

For more than 15 years, SBE, Inc. (the "Company") has developed, marketed, and sold communication controller products that have helped customers deploy computer communications solutions. Historically, the Company's controller products have provided connectivity solutions for large original equipment manufacturers ("OEMs") and system integrators throughout the world. Leveraging this expertise in communications technology, the Company expanded its product offerings to include WanXL(TM) products. WanXL products focus on the client/server market and the significant increases in communications activity that are driven by applications such as e-mail, electronic commerce, geographically diverse corporate networks and general computer communications. The Company is in the initial stages of building a base of customers for the WanXL products examples of customers for these products currently include
Sequent Computers, IBM, Motorola, Silicon Graphics, and others. Additionally, the Company markets a line of remote access router products under the trade name netXpand(R). These products are targeted at the need for small businesses to connect their computers to the internet or to supplier networks and to provide remote computer services for at home or traveling employees.

The Company continues to support and expand its communication controller business by developing new products for strategic customer accounts and by focusing on emerging technologies that can be leveraged into current and new sales channels. The Company believes that it is well positioned with a number of key telecommunication systems providers that develop wireless, data and telephone system infrastructure. The Company expects to expand upon this position with a number of new product offerings specifically designed to leverage and expand its telecommunications system expertise.

The communication controller portion of the Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and such customers' product cycles cause fluctuations in the Company's operating results. In particular, sales to Tandem Computers, Motorola and Silicon Graphics constituted 35, 15 and 12 percent, respectively, of net sales in fiscal 1997. Sales to Tandem Computers and Motorola constituted 32 and 21 percent, respectively, of net sales in the first nine months of fiscal 1998. The Company expects that sales to Tandem Computers will continue to be significant at least through fiscal 1998. The loss, delay or cancellation of any significant order by Tandem Computers or Motorola would have a material adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that any large customer of the Company will continue to place orders with the Company or, if orders are placed that they will be at current or higher levels.

In past periods, the Company expended a significant portion of its marketing, sales and engineering resources to market its netXpand products to end users as well as to OEMs. Starting in the third quarter of fiscal 1998, the Company discontinued its general marketing and sales efforts to end users, but is continuing to market the netXpand products to OEMs.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three and nine months ended July 31, 1998 and 1997. These operating results are not necessarily indicative of Company's operating results for any future period.

                                   Three Months Ended Nine Months Ended
                                         July 31,          July 31,
                                      1998     1997     1998     1997
                                      ----     ----     ----     ----
Net sales                              100%     100%     100%     100%
Cost of sales                           40       50       39       53
                                      ----     ----     ----     ----
  Gross profit                          60       50       61       47
                                      ----     ----     ----     ----
Product research and development        17       11       21       11
Sales and marketing                     22       13       27       15
General and administrative              18       16       18       14
                                      ----     ----     ----     ----
  Total operating expenses              57       41       66       40
                                      ----     ----     ----     ----
  Operating income (loss)                4       10       (5)       7
Gain on sale of assets                  --       --       --        4
Interest and other income, net          --       --        1       --
                                      ----     ----     ----     ----
   Net income (loss)                     4%      10%      (4)%     11%
                                      ====     ====     ====     ====

Net Sales

Net sales for the third quarter of fiscal 1998 were $4.0 million, a 45 percent decrease from the third quarter of fiscal 1997. This decrease was primarily attributable to a significant decrease in VME communication controller, netXpand and WanXL product sales. Sales of VME communication controller products decreased $2.4 million from $5.7 million in the third quarter of fiscal 1997 to $3.3 million in the third quarter of fiscal 1998. This decline was principally caused by a decline in sales to Tandem Computers and Motorola. Sales of netXpand and WanXL products decreased $685,000 from $917,000 in the third quarter of fiscal 1997 to $232,000 in the third quarter of fiscal 1998. This decline was principally caused by a decline in sales to one customer. Net sales for the nine months ended July 31, 1998 were $12.9 million, down from $17.5 million for the same period of 1997, principally due to decreased sales of netXpand and WanXL products. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company for the nine months included net sales to Tandem Computers and Motorola, which represented 32 and 21 percent, respectively, of net sales in the nine months ended July 31, 1998. This compares to net sales to Tandem Computers, Silicon Graphics and Motorola of 30, 17 and
13 percent, respectively, of net sales in the nine months ended July
31, 1997. Sales to Silicon Graphics were less than 10% of net sales in the first nine months of fiscal 1998. The Company expects to continue to experience fluctuation in product sales as large customers' needs change.

International sales constituted 7 percent and 15 percent of net sales in the nine months ended July 31, 1998 and 1997, respectively. The decrease in international sales is primarily attributable to decreased sales of netXpand products.

Gross Profit

Gross profit as a percentage of sales was 60 percent and 50 percent in the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively. Gross profit as a percentage of sales in the first nine months of fiscal 1998 was 61 percent, up from 47 percent for the same period of 1997. The increases from fiscal 1997 to fiscal 1998 were primarily attributable to a more favorable product mix and lower material costs in fiscal 1998. The Company's cost plus contract to purchase manufacturing services has decreased and may continue to decrease the volatility of the quarterly cost of sales as a percentage of total sales.

Product Research and Development

Product research and development expenses were $677,000 in the third quarter of fiscal 1998, a decrease of 19 percent from $832,000 in the third quarter of fiscal 1997. Product research and development costs for the first nine months of fiscal 1998 increased 47 percent from the same period of fiscal 1997. The decrease from third quarter 1997 to third quarter 1998 was due primarily to a decrease in third party consulting costs. The increase from the first nine months of fiscal 1997 to the same period in fiscal 1998 was the result of an increase in internal staff and third party consulting costs related to the development of new products in the Company's communication controller and WanXL product lines. The Company expects that product research and development expenses will continue at current dollar levels as the Company focuses its resources on expanding its product lines into the telecommunications market.

Sales and Marketing

Sales and marketing expenses for the third quarter of fiscal 1998 were $884,000, a decrease of 10 percent from $977,000 in the third quarter of fiscal 1997. Sales and marketing expenses increased 30 percent in the first nine months of fiscal 1998 from the same period of fiscal 1997.
The decrease from third quarter 1997 to third quarter 1998 was due primarily to a decrease in marketing program costs. The increase from the first nine months of fiscal 1997 to the same period in fiscal 1998 was the result of an increase in staff and travel costs. The Company expects sales and marketing expenses to continue at current dollar levels.

General and Administrative

General and administrative expenses for the third quarter of fiscal 1998 were $735,000, a decrease of 38 percent from $1.2 million in the third quarter of fiscal 1997. General and administrative expenses decreased 4 percent in the first nine months of fiscal 1998 from the same period of fiscal 1997. The decrease from third quarter 1997 to third quarter 1998 was due primarily to a decrease in bonuses and profit sharing. In future periods, the Company expects general and administrative expenses to continue at current dollar levels.

Gain on Sale of Assets

The Company recorded a $685,000 gain on the sale of assets in the first quarter of fiscal 1997, consisting of cash proceeds of $1.6 million received from the sale of the Company's manufacturing assets to XeTel Corporation less $508,000 in net book value of assets transferred and $407,000 in expenses and reserves associated with the transaction.

Interest and Other Income, Net

Interest income decreased in the three months ended July 31, 1998 from the same period of fiscal 1997 due to a decrease in cash and cash equivalent balances during the third quarter of fiscal 1998. Interest income increased in the nine months ended July 31, 1998 from the same period of fiscal 1997 due to higher cash and cash equivalent balances in the nine-month period ended July 31, 1998. There was no interest expense in the three months ended July 31, 1998 and the same period of fiscal 1997. Interest expense for the nine months ended July 31, 1998 decreased from the same period of fiscal 1997 due to the repayment of borrowings.

Income Taxes

The Company did not record any provision for taxes in the third quarter or any benefit for taxes in the first nine months of fiscal 1998 as the year to date benefit derived from its net operating losses and unused tax credits was fully valued against. The Company did not record any provision for taxes in the third quarter or the first nine months of fiscal 1997 due to the utilization of net operating loss carryforwards from fiscal 1996.

Net Income (Loss)

As a result of the factors discussed above, the Company recorded net income of $154,000 in the third quarter of fiscal 1998 and net income of $740,000 in the third quarter of fiscal 1997. Net loss for the first nine months of fiscal 1998 was $556,000, as compared to net income of $2.0 million for the same period of 1997.


Liquidity and Capital Resources

At July 31, 1998, the Company had cash and cash equivalents of $1.3 million, as compared to $5.6 million at October 31, 1997. In the first nine months of fiscal 1998, $3.4 million of cash was used in operating activities, principally as a result of a $1.1 million increase in accounts receivable, $1.1 million increase in inventories, a $1.0 million decrease in accrued liabilities and $556,000 in net loss. The increase in inventory was the result of unexpected changes in forecasted sales. Working capital at July 31, 1998 was $6.8 million, as compared to $7.5 million at October 31, 1997.

In the first nine months of fiscal 1998 the Company purchased $921,000 of fixed assets, consisting primarily of computer equipment and software for the implementation of a new enterprise reporting and planning system.
The Company expects capital expenditures to decrease in the remaining quarter of fiscal 1998.

The Company received $183,000 in the first nine months of fiscal 1998 from employee stock purchase plan purchases and employee stock option exercises.

The Company's revolving working capital line of credit agreement expired on September 1, 1998. The Company is currently in negotiations to extend the line of credit through March 31, 1999 and fully anticipates that the line of credit will be extended at its current terms through March 31, 1999. The current agreement allows for a $2,000,000 line of credit. Borrowings under the line of credit bear interest at the bank's prime rate plus one half percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $4.5 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank. As of August 31, 1998, there were no borrowings outstanding under the line of credit.

Based on the current operating plan, the Company anticipates that its current cash balances, credit line and anticipated cash flow from operations will be sufficient to meet its working capital needs over at least the next twelve months.


Year 2000 Compliance

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

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

The Company has recently updated its internal management information systems. The updated systems are designed to be Year 2000 compliant.

Part II.   Other Information


Item 5.   Other Information

      Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company not earlier than December 24, 1998 and not later than January 23, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

      Notwithstanding the foregoing, in the event the date of the 1999 annual meeting of stockholders is changed by more than 30 days from the date contemplated at the time the Company's proxy statement for the 1998 annual meeting of stockholders was sent to stockholders:

      1. If public announcement of the new date is made fewer than 70 days prior to the such date, stockholders who wish to bring matters or propose nominees for director must provide such information to the Company within 10 days after such public announcement is made; or

      2. Otherwise, stockholders who wish to bring matters or propose nominees for director must provide such information to the Company no earlier than 90 days prior to such meeting and no later than 60 days prior to such meeting.


Item 6.   Exhibits and Reports on Form 8-K

List of Exhibits:

      11.1  Statements of Computation of Net Income (Loss) per Share
      27.1  Financial Data Schedule

Reports on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the quarter ended July 31, 1998.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of September 11, 1998.


                                    SBE, Inc.


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