Form 10-K
period 1998-10-31
SBE INC
filed 1999-01-29
CIK 87050

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------
   [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       or
    [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                           Commission File No. 0-8419

                                    SBE, INC.
                                    ---------
             (Exact name of Registrant as specified in its charter)
                Delaware                               94-1517641
                --------                               -----------
     (State or other jurisdiction of         (IRS Employer Identification
     incorporation or organization)                     Number)

              4550 Norris Canyon Road, San Ramon, California 94583
              ----------------------------------------------------
              (Address of principal executive offices and Zip Code)
                                 (925) 355-2000
                                 --------------
              (Registrant's Telephone Number, including Area Code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X      No
                        -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price for the Registrant's Common Stock on December 31, 1998 as reported on the Nasdaq National Market, was approximately $17,158,812. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1998 was 2,837,384.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
(1) Proxy statement for Annual Meeting of Stockholders scheduled for March 23, 1999 - Part III

Exhibit Index on Page 23
Total Pages 67

                                    SBE, INC.

                                    FORM 10-K
                                    ---------

                                TABLE OF CONTENTS



PART I


  Item 1     Business                                                          3
  Item 2     Properties                                                       11
  Item 3     Legal Proceedings                                                12
  Item 4     Submission of Matters to a Vote of Security Holders              12

PART II

  Item 5     Market for The Registrant's Common Equity
             and Related Stockholder Matters                                  13
  Item 6     Selected Financial Data                                          13
  Item 7     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    14
  Item 8     Financial Statements and Supplementary Data                      19
  Item 9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           19

PART III

  Item 10    Directors and Executive Officers of the Registrant               20
  Item 11    Executive Compensation                                           21
  Item 12    Security Ownership of Certain Beneficial Owners
             and Management                                                   21
  Item 13    Certain Relationships and Related Transactions                   21

PART IV

  Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                          22

SIGNATURES                                                                    25

SCHEDULE                                                                      42

EXHIBITS                                                                      43

                                     PART I


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, particularly in the sections entitled "Item 1-Business-Risk Factors" and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.     BUSINESS

OVERVIEW

SBE, Inc. (the "Company") develops, markets, sells and supports high-speed intelligent computer communications controllers that enable users to exchange data between computer systems. The Company's products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

Founded in 1961 as Linear Systems, Inc., the Company evolved from a supplier of radio communications equipment to a provider of comprehensive network communications solutions for original equipment manufacturers and end users. Over the last three years the Company expanded its product lines to include a family of wide area networking communications controllers for PCI (Peripheral Component Interface/Interconnect) based workstations and network servers called WanXL. WanXL products are targeted to meet the growing need for high-speed communications servers and client/server data communications products. The market served by this new product line is significantly larger and more competitive than the other markets in which the Company participates. See "-Products" for product mix by percentages.

The Company markets, sells and supports a broad range of high-speed intelligent communications controller products sold primarily to original equipment manufacturers ("OEMs"). These products are often customized for a specific customer's application, and they support applications in a broad spectrum of industrial and commercial markets. Markets and application areas include cellular network data communication, data networking, process control, medical imaging, CAE/automated test equipment, military defense systems and telecommunications networks.

The Company's WanXL communications controllers leverage the Company's core technology strength into a large applications market. The Company's WanXL products are designed for applications that require high-performance and high-speed communications capability. All of these products are "intelligent," containing their own microprocessors and memory. This architecture allows these communications controllers to offload many of the lower-level communications tasks that would typically be performed by the host platform, improving overall system performance. The family of WanXL products is supported by communications software developed by both the Company and a variety of third party partners.

RISK  FACTORS

DEPENDENCE ON A LIMITED NUMBER OF OEM CUSTOMERS. In fiscal 1998, most of the Company's sales were attributable to sales of board-level products and were derived from a limited number of OEM customers. In the fiscal 1998, sales to Tandem Computers ("Tandem") and Motorola, Inc. ("Motorola") accounted for 49 percent and 15 percent, respectively, of the Company's net sales. The Company expects that sales from these two companies will also constitute a substantial portion of the Company's net sales in fiscal 1999. Orders by the Company's OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. The Company's agreements with OEM customers typically do not require minimum purchase quantities. A significant reduction in orders from any of the Company's OEM customers, particularly Tandem and Motorola, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. In addition, there can be no assurance that the Company will become a qualified supplier with new OEM customers or that the Company will remain a qualified supplier with existing OEM customers.

FUTURE SUCCESS DEPENDENT ON NEW PRODUCT LINES. Since early 1995, the Company has focused a significant portion of its research and development, marketing and sales efforts on WanXL products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of the Company's products. If the WanXL products or other new products developed by the Company do not gain widespread market acceptance, the Company's business, operating results and financial condition may be materially adversely affected.

HIGHLY COMPETITIVE ENVIRONMENT. The market for communications products is highly competitive. The Company competes directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications solutions. The Company also competes with suppliers of routers, hubs, network interface cards and other data communications products. In the future, the Company expects competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services. In addition, the Company may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications capabilities in their products. The Company may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future due to several factors, some of which are outside the control of the Company, including timing of significant orders from OEM customers, fluctuating market demand for, and declines in, the average selling prices of the Company's products, delays in the introduction of the Company's new products, competitive product introductions, the mix of products sold, changes in the Company's distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. The Company generally does not operate with a significant order backlog, and a substantial portion of the Company's revenues in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Based on the foregoing, the Company believes that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock is likely to be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE; ONGOING NEW PRODUCT DEVELOPMENT REQUIREMENTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as ISDN (Integrated Services Digital Network), Frame Relay, ADSL (Asymmetric Digital Subscriber Line) and ATM (Asynchronous Transfer Mode). There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products or enhancing its existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

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

DEPENDENCE ON CONTRACT MANUFACTURER. In December 1996, the Company sold all of its manufacturing operations to XeTel Corporation ("XeTel"), a contract manufacturing company headquartered in Austin, Texas. At the same time the Company and XeTel entered into an exclusive manufacturing service agreement under which XeTel is to manufacture all of the Company's products until at least December 2000. The Company is dependent on XeTel's ability to manufacture the Company's products according to specifications and in required volumes on a timely basis. The failure of XeTel to perform its obligations under the manufacturing service agreement could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company updated its internal management information systems in fiscal 1998 to be Year 2000 compliant. The Company currently projects future non-recurring capitalized costs of approximately $50,000 for the replacement of its various non-critical systems, the majority of which will be capitalized in 1999. The Company believes it has allocated adequate resources to replace such systems and otherwise timely achieve Year 2000 compliance. However, there can be no assurance to that effect.

STOCK PRICE VOLATILITY. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by the Company or its competitors, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

The Company's communications products target all four major protocol communications technologies for each of the bus architectures: Fiber Distributed Data Interface (FDDI), Token Ring, Ethernet and high-speed serial communications. The latter is a growing wide-area networking technology that enables computers to talk to one another using telephone lines. FDDI, Token Ring and Ethernet are local area networking technologies that offer a wide range of speed and reliability options.

The Company's strategy for its intelligent controller products is to expand its offerings to more segments of the market by adding software interfaces, improved performance and new technologies that will provide lower-cost solutions for high-speed, high-volume communication applications.

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

Single-Board Computer Products. The Company supplies high-performance single-board computers (SBC) for Multibus* and VMEbus architectures. An SBC manages and processes the data that passes between the boards within a computer system. The Company's SBC products provide a high-speed interface for linking to peripherals and intelligent I/O controllers that accommodate plug-on modules for many industrial applications.

Integrated Circuits. The Company has designed a number of proprietary integrated circuits that are used on many SBE products. The Company has a small group of customers that purchase some of these proprietary chips for their applications. The Company is not actively pursuing this line of business.

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

The following table shows sales by major product type as a percentage of net sales for fiscal 1998, 1997 and 1996.


                               Year Ended October 31,
                                 1998  1997   1996
                                 ----  ----   ----
                             (percentage of net sales)


  Communication Controllers       80%   72%   73%
  WanXL products                   4    14     1
  Single Board Computer            5     3     4
  Integrated Circuits              6     1     1
  Other                            5    10    21
                                 ----  ----  ----
                                 100%  100%  100%
                                 ====  ====  ====
----------
*Multibus is a Trademark of Intel Corporation.

DISTRIBUTION, SALES AND MARKETING

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

The Company's intelligent communications controller sales are concentrated among a small number of customers and, consequently, the timing of significant orders from major customers has caused and is likely to continue to cause the Company's operating results to fluctuate. See "Risk Factors-Dependence on a Limited Number of OEM Customers."

The Company markets its WanXL client/server products through multiple indirect distribution channels worldwide, including distributors, manufacturers' representatives, value-added resellers and certain OEM partners. The Company actively supports its indirect channel marketing partners with its own sales and marketing organization. SBE's sales staff solicits prospective customers, provides technical advice with respect to SBE products and works closely with marketing partners to train and educate their staffs on how to sell, install and support the WanXL product line.

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

The Company conducts its sales and marketing activities from its principal offices in San Ramon, California. The Company's direct sales force is based in four locations in the United States and one location in the United Kingdom.

RESEARCH  AND  DEVELOPMENT

The Company's product development efforts are focused principally on its strategic businesses, client/server internetworking and intelligent communications controllers. The Company's experience in high-speed data communication creates opportunities to leverage its engineering investments and develop additional integrated products for simpler, more innovative communications solutions for customers. The development of new internetworking products, high-performance communications controllers and communications-related software is critical to attracting new and retaining existing customers.

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

During fiscal 1998, the Company focused the majority of its development efforts on the WanXL product line, and it expects to continue WanXL development, while also developing other new product platforms, in 1999.

Information relating to accounting for research and development costs is included in Note 1 of Notes to Consolidated Financial Statements. Also see the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

The Company does not use raw materials in any of its products or production activity. Products are constructed from components that are generally available as needed from a variety of suppliers. The Company believes that it currently possesses adequate supply channels. An interruption in its existing supplier relationships or delays by some suppliers could result in production delays and may have a material adverse effect on the Company's operations.

Certain parts used in the Company's products are purchased from Motorola. See "Risk Factors-Dependence on Key Suppliers." The Company believes these components will become available from alternative suppliers over time. Although the Company has rarely experienced any significant problems in obtaining sole-source components, the Company has sought to establish a close relationship with sole-source suppliers and, if necessary, build up an inventory of such components.

In December 1996, the Company sold all of its manufacturing assets and entered into a contract manufacturing agreement with XeTel to supply manufacturing services. The Company believes that XeTel has been able to provide lower prices and a more efficient and timely product delivery than the Company could produce with its previous manufacturing resources.

COMPETITION

The market for client/server access products is highly competitive. Many of the Company's competitors have greater financial resources and are more established than the Company. Competition within the intelligent communications controller market is fragmented principally by application segment. The Company's VMEbus and WanXL communications controller products compete primarily with products from Digi International, Motorola, Interphase Corp., CMC, a Rockwell Company, Themis Computers, Performance Technologies and various other companies on a product-by-product basis. To compete in this market the Company emphasizes the functionality, support, quality and price of its product in relation to its competitors as well as the Company's ability to customize the product or software to exactly meet the customer's needs. Competition within the EISAbus communications controller market is also fragmented among various companies providing different applications. The Company's EISAbus-based products are targeted to potential customers using Hewlett Packard (HP) 9000 workstations. Currently, the Company's EISAbus products face nominal competition in this market.

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

BACKLOG

On December 31, 1998 the Company had a backlog of orders of approximately $4.4 million for shipment within the next 12 months. On January 5, 1998 the Company had a backlog of orders of approximately $2.4 million for shipment within the next 12 months. Because recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On January 4, 1999 the Company had 65 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages. The Company believes its employee relations are good.

The Company believes that the Company's future success will depend, in part, on its ability to attract and retain qualified technical (particularly engineering), marketing and management personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms, many of which have greater financial resources than the Company.

ITEM  2.          PROPERTIES

The Company's engineering and administrative headquarters are located in 63,000 square feet of leased space in a building located in San Ramon, California. The lease expires in 2006. The Company expects that the facility will satisfy its anticipated needs through the foreseeable future. In December 1996, in conjunction with the sale of all of the Company's manufacturing assets, the Company subleased approximately 24,000 square feet of this space to XeTel for a four-year term with an option to renew for an additional five years.

ITEM  3.          LEGAL  PROCEEDINGS

The  Company  is  not  a  party  to  any  material  pending  legal  proceedings.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) A special meeting of stockholders of the Company was held on Thursday, October 22, 1998, at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The  stockholders  approved  the  following  item:

     (i) Approval of the Company's 1992 Employee Stock Purchase Plan, as amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 100,000 and extend the term of such plan. (For - 2,331,610; Against - 62,089; Abstain - 30,598)

                                  PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
            MATTERS


                                          Fiscal quarter ended
                             -----------------------------------------------
     1998                    January 31    April 30    July 31    October 31
----------------------------------------------------------------------------

      High                      $ 15.88     $  8.50     $  6.50     $  6.63
      Low                          7.00        6.25        3.13        2.88

     1997

      High                      $  4.50     $  6.50     $  9.75     $ 19.50
      Low                          3.38        3.63        4.88        8.00

The Company's common stock is quoted on the Nasdaq National Market under the symbol SBEI. The above table sets forth the high and low bid prices for 1998 and 1997 for the quarters indicated. The Company has not paid cash dividends on its common stock and anticipates that for the foreseeable future it would retain earnings for use in its business. Additionally, the Company's credit line agreement currently prohibits the Company from paying cash dividends without consent of the bank. As of December 31, 1998, the Company had approximately 700 stockholders of record.


ITEM 6.     SELECTED FINANCIAL DATA

(in thousands, except for per share
amounts and number of employees)

For years ended October 31,
  and at October 31                  1998     1997      1996      1995     1994
---------------------------------  -------  -------  --------  --------  -------
Net sales                          $18,985  $24,970  $13,350   $19,368   $22,337

Net income (loss)                      380    3,333   (9,625)   (4,568)    1,336

Net income (loss) per share        $  0.13  $  1.23   ($4.51)   ($2.22)  $  0.63

Product research and development     3,592    2,808    5,084     6,900     4,769

Working capital                      7,609    7,492    2,049     7,644     7,436

Total assets                        11,183   11,269    7,894    14,978    17,665

Long-term obligations                  631      925      757     1,218       410

Stockholders' equity                 8,534    7,966    3,981    12,108    15,864

Shares outstanding                   2,680    2,641    2,233     2,074     2,035

Number of employees                     64       80       92       173       165

ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and the section entitled "Item 1-Business" (particularly "Item 1-Business-Risk Factors").

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuations in the Company's operating results. See "Item 1-Business-Risk Factors-Dependence on Limited Number of OEM Customers." The Company is attempting to diversify its sales with the introduction of new products that are targeted at large growing markets such as telecommunications and client/server. The Company's WanXL products are focused on the client/server market and the significant increases in communications activity that are driven by applications such as email, electronic commerce, geographically diverse corporate networks and general computer communications. While the Company believes the market for the WanXL products is large, there can be no assurance that the Company will be able to succeed in penetrating this market and diversifying its sales. See "Item 1-Business-Risk Factors-Future Success Dependent on New Product Lines."

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 1998, 1997 and 1996. These operating results are not necessarily indicative of Company's operating results for any future period.


                                   YEAR ENDED OCTOBER 31,
                                   ----------------------

                                     1998   1997   1996

Net sales                             100%   100%   100%
Cost of sales                          40     49     62
                                     -----  -----  -----
  Gross profit                         60     51     38
Operating expenses:
  Product research and development     19     11     38
  Sales and marketing                  23     15     34
  General and administrative           17     15     24
  Restructuring and other             ---    ---     14
                                     -----  -----  -----
  Total operating expenses             59     41    110
                                     -----  -----  -----
Operating income (loss)                 1     10    (72)
Gain on sale of assets                ---      3    ---
Interest and other expense, net         1    ---    ---
                                     -----  -----  -----
Income (loss) before taxes              2     13    (72)
Income tax provision (benefit)        ---    ---    ---
                                     -----  -----  -----
Net income (loss)                       2%    13%  (72)%
                                     =====  =====  =====

NET SALES

Net sales for fiscal 1998 were $19.0 million, a 24 percent decrease from fiscal 1997. Net sales for fiscal 1997 were $25.0 million, an 87 percent increase from fiscal 1996. The decrease from fiscal 1997 to fiscal 1998 was primarily attributable to lower sales to Silicon Graphics and Lockheed Martin and certain telecommunications integrators that distribute product primarily in Asia. The increase from fiscal 1996 to fiscal 1997 was primarily attributable to increased sales of controller products and WanXL products. Sales to individual customers in excess of 10 percent of net sales of the Company included net sales to Tandem and Motorola of $9.4 million and $2.8 million, respectively, in fiscal 1998; net sales to Tandem, Motorola, and Silicon Graphics of $8.8 million, $3.8 million, and $3.0 million, respectively, in fiscal 1997; and net sales to Tandem of $2.7 million in fiscal 1996. Net sales to Silicon Graphics were $175,000 in fiscal 1998. Net sales to Motorola were $700,000 in fiscal 1996. There were no sales to Silicon Graphics in fiscal 1996. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change. See "Item 1-Business-Risk Factors-Dependence on a Limited Number of OEM Customers."

International sales constituted 5 percent, 12 percent and 26 percent of net sales in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The decrease in international sales from fiscal 1997 to fiscal 1998 is primarily attributable to lower demand in Asia. The decrease from fiscal 1996 to fiscal 1997 is primarily attributable to lower sales to certain Korean customers. Sales of VMEbus-based communications products through the Company's Channel Partner relationship with Hewlett Packard constituted 2 percent of net sales in fiscal 1998 and fiscal 1997 and 11 percent of net sales in fiscal 1996. No customer within this channel represented more than 5 percent of total sales. The Company expects that future sales through the HP channel will continue at current levels; however, sales through this channel will be subject to significant variability from quarter to quarter.

GROSS  PROFIT

Gross profit as a percentage of sales was 60 percent, 51 percent and 38 percent in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The increase from fiscal 1997 to fiscal 1998 was primarily attributable to discontinuance of low-margin netXpand(R) products and improved operational efficiencies. The increase from fiscal 1996 to fiscal 1997 was primarily attributable to lower component costs and favorable pricing with XeTel. In late fiscal 1996, the Company concluded that it would not be able to maintain a production facility that would allow it to be competitive with the production costs of its competitors; therefore, in December 1996 the Company sold its manufacturing assets and operations to XeTel. The Company also entered into a contract to purchase manufacturing services from XeTel, which has decreased, and may continue to decrease, the volatility of the quarterly cost of sales as a percentage of sales. See "Item 1-Business-Risk Factors-Dependence on Contract Manufacturer."

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $3.6 million in fiscal 1998, $2.8 million in fiscal 1997 and $5.1 million in fiscal 1996, representing 19 percent, 11 percent and 38 percent of sales, respectively. The increase in research and development spending from fiscal 1997 to fiscal 1998 was due to expanded software development programs for the WanXL product line. The decrease from fiscal 1996 to fiscal 1997 was a result of the completion of the base netXpand product line and a corresponding decrease in third party consulting costs associated with the launch of the netXpand products. The Company expects that product research and development expenses will decrease as a percentage of sales as the Company focuses its resources on developing new telecommunications product offerings and enhancing its traditional board-level products. See "Item 1-Business-Risk Factors-Future Success Dependent on New Product Lines; -Rapid Technological Change;-Ongoing Product Development Requirements."

The Company capitalized no internal software development costs in fiscal 1998, fiscal 1997 or fiscal 1996. All previously capitalized software development costs have been fully amortized.

SALES  AND  MARKETING

Sales and marketing expenses for fiscal 1998 were $4.3 million, up 12 percent from $3.8 million in fiscal 1997. This increase was due to expanded marketing programs and the establishment of a UK branch office. Sales and marketing expenses for fiscal 1996 were $4.6 million. The decrease from fiscal 1996 to fiscal 1997 was due to lower sales and commission expenses and the completion of one-time costs associated with product launch of the netXpand product line. The Company expects sales and marketing expenses, as new products are announced, to increase slightly as a percentage of total sales from fiscal 1998 levels for the foreseeable future.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for fiscal 1998 decreased 11 percent from $3.7 million in fiscal 1997 to $3.3 million. General and administrative expenses for fiscal 1997 were $3.7 million, an 18 percent increase from fiscal 1996. The decrease from fiscal 1997 to fiscal 1998 represents lower variable expenses for profit sharing and bonuses. The increase from fiscal 1996 to fiscal 1997 represents increased variable compensation expense due to additional executive compensation and the Company's employee profit sharing plan.

RESTRUCTURING  COSTS  AND  OTHER

The Company incurred nonrecurring charges of $1.9 million in fiscal 1996 for severance costs, disposition of certain assets related to a reorganization of the Company and writedown of capitalized software costs.

GAIN  ON  SALE  OF  ASSETS

In December 1996, the Company sold all the assets of its manufacturing operation to XeTel for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon facility to XeTel. The Company reported a gain of $685,000 net of expenses on the sale of these assets in fiscal 1997.

INTEREST  AND  OTHER  EXPENSE,  NET

Interest income decreased in fiscal 1998 from fiscal 1997 due to lower cash balances in fiscal 1998. Interest income increased in fiscal 1997 from fiscal 1996 due to higher cash balances in fiscal 1997. Interest expense for fiscal

1998 decreased from fiscal 1997 and from fiscal 1996 due to the repayment of borrowings in fiscal 1996 and fiscal 1997.

INCOME  TAXES

The Company recorded a tax provision of $31,600 in fiscal 1998. The Company recorded a tax benefit of $82,000 in fiscal 1997 due to carryback of certain credits to prior year returns. The Company did not record any significant tax expense in fiscal 1996 as a result of not being able to realize any benefit from its net operating losses and unused tax credits. The Company's effective tax rate was 7 percent and (3) percent in fiscal 1998 and 1997, respectively. The Company has recorded a valuation allowance in fiscal 1998, 1997 and 1996 for certain deferred tax assets due to the uncertainty of realization. This valuation allowance increased from approximately $3.4 million in fiscal 1997 to $3.9 million in fiscal 1998. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

NET  INCOME  (LOSS)

As a result of the factors discussed above, the Company recorded net income of $380,000 and $3.3 million in fiscal 1998 and fiscal 1997, respectively, and a net loss of $9.6 million in fiscal 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

At October 31, 1998 the Company had cash and cash equivalents of $3.4 million, as compared to $5.6 million at October 31, 1997. In fiscal 1998, $1.2 million of cash was used by operating activities, principally as a result of a $1.1 million increase in accounts receivable, a $903,000 increase in inventories, a $705,000 decrease in current liabilities, and $553,000 used by other operating assets and liabilities. These decreases in cash were offset by $1.0 million in noncash depreciation and amortization charges, $380,000 in net income, and $619,000 provided by other operating assets and liabilities. Working capital at October 31, 1998 was $7.6 million, as compared to $7.5 million at October 31, 1997.

In fiscal 1998 the Company purchased $971,000 of fixed assets, consisting primarily of a management information system, as well as computer and engineering equipment, and purchased $207,000 of capitalized software. The Company expects capital expenditures during fiscal 1999 to be less than fiscal 1998 levels.

The Company received $187,000 in fiscal 1998 from employee stock option exercises and stock purchase plan purchases, a decrease of 70 percent from fiscal 1997 amounts.

In August 1997, the Company entered into a revolving working capital line of credit agreement. The agreement allows for a $2,000,000 line of credit and expires on March 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate plus one-half percent and are collateralized by accounts receivable and other assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $6.1 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of January 4, 1999, there were no borrowings outstanding under the line of credit.

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

The Company believes it has identified substantially all of the major information systems used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company has commenced the process of modifying, upgrading and replacing systems that have been identified as potentially being adversely affected and expects to complete this process before the end of its 1999 fiscal year. The Company does not expect the cost related to these efforts to be material to its business, financial condition or operating results.

The Company depends on third party suppliers for the manufacturing of its products. The Company has been gathering information from, and has initiated communication with, these suppliers and, to the extent possible, has resolved issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of its suppliers. Therefore, the Company cannot guarantee that its manufacturing services suppliers will resolve any or all Year 2000 problems with their systems before the occurrence of a material disruption to their businesses. Any failure of these suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition or operating results.

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. The Company expects to complete its contingency plans by the end of its 1999 fiscal year. Depending on the systems affected, these plans could include (a) accelerated replacement of affected equipment or software; (b) increased work hours; and (c) other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business, financial condition or operating results.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The financial statements and supplementary data required under Item 8 are provided under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors; Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------------------------

The information called for by Item 10 concerning the Company's directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 23, 1999 (the "1999 Proxy Statement"). The information called for by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 1999 Proxy Statement.

Identification  of  Executive  Officers
---------------------------------------

The executive officers of the Company and their respective ages and positions with the Company are set forth in the following table. Executive officers serve at the discretion of the Board of Directors. There are no family relationships between a director or executive officer and any other director or executive officer of the Company.

Name                               Age                  Position
---------------------------------  ---  ----------------------------------------

William B. Heye, Jr.                60  President and Chief Executive Officer

Timothy J. Repp                     38  Vice President, Finance, Chief Financial
                                        Officer, Treasurer and Secretary

Michael R. Coker                    45  Vice President, Sales and Marketing

Paul Garbaczeski                    46  Vice President, Engineering

Mr. Heye has served as President, Chief Executive Officer, and a director of the Company since November 1991. From 1989 to November 1991, he served as Executive Vice President of Ampex Corporation, a manufacturer of high-performance scanning recording systems, and President of Ampex Video Systems Corporation, a wholly-owned subsidiary of Ampex Corporation and a manufacturer of professional video recorders and editing systems for the television industry. From 1986 to 1989, Mr. Heye served as Executive Vice President of Airborn, Inc., a manufacturer of components for the aerospace and military markets. Prior to 1986, Mr. Heye served in various senior management positions at Texas Instruments, Inc. in the United States and overseas, including Vice President and General Manager of Consumer Products and President of Texas Instruments Asia, Ltd., with headquarters in Tokyo, Japan.

Mr. Repp has served as Secretary of the Company since December 1996 and as Vice President, Finance, Chief Financial Officer and Treasurer since January 1992. He joined the Company in January 1991 as Controller. From 1987 until 1990, he was assistant controller at Grubb and Ellis, a national real estate firm, and prior to 1987 he was an audit manager at Coopers & Lybrand (now PricewaterhouseCoopers LLP), an international professional services firm.

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

Mr. Garbaczeski joined the Company as Vice President, Engineering in June 1998. From 1996 to 1997, he was Vice President, Engineering of GAI-Tronics Corp., a manufacturer of communication products for heavy industrial customers. From 1994 to 1996, he was a self-employed consultant with clients in the telecommunications and utilities industries. From 1986 to 1994, he was President of Pentagram Software Corp., a software development and systems integrator of data communication systems for airlines. Prior to 1986, Mr. Garbaczeski served in various consulting and product development positions.


ITEM  11.     EXECUTIVE  COMPENSATION

The information called for by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 1999 Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 1999 Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the information in the section entitled "Certain Transactions" appearing in the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)  Financial Statements (see Item 8).
     ---------------------------------

                                                                            Page
                                                                            ----

     Report of Independent Accountants                                        26

     Consolidated Balance Sheets at October 31, 1998 and 1997                 27

     Consolidated Statements of Operations for fiscal years 1998, 1997
          and 1996                                                            28

     Consolidated Statements of Stockholders' Equity for fiscal years 1998,
          1997 and 1996                                                       29

     Consolidated Statements of Cash Flows for fiscal years 1998, 1997
          and 1996                                                            30

     Notes to Consolidated Financial Statements                               31


(b)  Financial Statement Schedule
     ----------------------------

     Schedule II - Valuation and Qualifying Accounts                          42

All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(c)  Exhibits

     Exhibit                                                          Sequential
     Number     Description                                           Page No.
     ------     -----------                                           --------

  (e)   3.1     Certificate of Incorporation, as amended through
                December 15, 1997                                          ---

        3.2     Bylaws, as amended through December 8, 1998                 43

  (f)   10.1    1996 Stock Option Plan, as amended                         ---

  (a)   10.2    1991 Non-Employee Directors' Stock Option Plan, as
                amended                                                    ---

  (h)   10.3    1992 Employee Stock Purchase Plan, as amended              ---

  (g)   10.4    1998 Non-Officer Stock Option Plan                         ---

  (b)   10.5     Lease for 4550 Norris Canyon Road, San Ramon, California
                 dated November 2, 1992 between the Company and
                 PacTel Properties                                         ---

  (c)   10.6     Amendment dated June 6, 1995 to lease for 4550 Norris
                 Canyon Road, San Ramon, California, between the Company
                 and CalProp L.P. (assignee of PacTel Properties)          ---

  (d)   10.7     Asset Purchase Agreement between XeTel Corporation and
                 the Company dated as of December 6, 1996                  ---

  (e)   10.8     Letter of agreement to provide credit facilities between
                 the Company and Comerica Bank - California, dated
                 August 26, 1997                                           ---

        10.9     Full Recourse Promissory Note executed by William B.
                 Heye, Jr. in favor of the Company dated November 6, 1998   64

        11.1     Statement re computation of per share earnings             66

        23.1     Consent of PricewaterhouseCoopers LLP, Independent Public
                 Accountants                                                67

        27.1     Financial Data Schedule                                    68


(d)  REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Company during the quarter ended October 31, 1998.

Explanations for letter footnotes:
----------------------------------

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

     (d) Filed as an exhibit to the current report on Form 8-K dated December 6, 1996 and incorporated herein by reference.

     (e) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

     (f) Filed as an exhibit to Form S-8 dated September 15, 1998 and incorporated herein by reference.

     (g) Filed as an exhibit to Form S-8 dated October 16, 1998 and incorporated herein by reference.

     (h) Filed as an exhibit to Form S-8 dated November 24, 1998 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SBE, Inc.
                                       (Registrant)


Dated:     January 29, 1999            By:     /s/ Timothy J. Repp
                                               -------------------
                                               Timothy J. Repp
                                               Chief Financial Officer
                                               and Vice President, Finance


Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, as of January 29, 1999.


  Signature                         Title
  ---------                         -----

/s/ William B. Heye, Jr.
------------------------
William B. Heye Jr.                 Chief Executive Officer and President
                                    (Principal Executive Officer)

/s/ Timothy J. Repp
------------------------
Timothy J. Repp                     Chief Financial Officer, Vice President,
                                    Finance, Secretary (Principal Financial and
                                    Accounting Officer)

/s/ Raimon L. Conlisk
------------------------
Raimon L. Conlisk                   Director, Chairman of the Board

/s/ George E. Grega
------------------------
George E. Grega                     Director

/s/ Randall L-W. Caudill
------------------------
Randall L-W. Caudill                Director

/s/ Ronald J. Ritchie
------------------------
Ronald J. Ritchie                   Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


November  18,  1998


To the Board of Directors and Stockholders of SBE, Inc. and Subsidiary:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of SBE, Inc. and subsidiary as of October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

SBE, INC.
CONSOLIDATED BALANCE SHEETS


October 31                                                                                 1998          1997
-------------------------------------------------------------------------------------  ------------  ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 3,381,021   $ 5,568,873
  Trade accounts receivable, net                                                         3,836,916     2,780,273
  Inventories                                                                            1,753,771       851,141
  Deferred income taxes                                                                    239,986       513,237
  Other                                                                                    416,576       156,370
                                                                                       ------------  ------------
        Total current assets                                                             9,628,270     9,869,894

Property, plant and equipment, net                                                       1,330,476     1,083,037
Capitalized software costs, net                                                            185,084       275,588
Other                                                                                       39,450        40,700
                                                                                       ------------  ------------

        Total assets                                                                   $11,183,280   $11,269,219
                                                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                               $ 1,374,569   $ 1,029,110
  Accrued payroll and employee benefits                                                    321,049       949,739
  Accrued product warranties                                                               207,444       251,956
  Other                                                                                    115,935       147,439
                                                                                       ------------  ------------
        Total current liabilities                                                        2,018,997     2,378,244

Deferred tax liabilities                                                                   239,986       513,237
Deferred rent                                                                              390,747       411,881
                                                                                       ------------  ------------

        Total liabilities                                                                2,649,730     3,303,362
                                                                                       ------------  ------------

Commitments (Note 8).

Stockholders' equity:
  Common stock and additional paid-in capital
    ($0.001 par value); authorized
    10,000,000 shares; issued and outstanding
    2,680,414 and 2,640,539 shares at
    October 31, 1998 and 1997, respectively                                             10,016,181     9,828,837
  Accumulated deficit                                                                   (1,482,631)   (1,862,980)
                                                                                       ------------  ------------

        Total stockholders' equity                                                       8,533,550     7,965,857
                                                                                       ------------  ------------

  Total liabilities and stockholders' equity                                           $11,183,280   $11,269,219
                                                                                       ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended October 31


                                                                                            1998          1997          1996
                                                                                        ------------  ------------  ------------
Net sales                                                                               $18,985,054   $24,970,427   $13,350,228
Cost of sales                                                                             7,518,068    12,151,883     8,277,879
                                                                                        ------------  ------------  ------------

  Gross profit                                                                           11,466,986    12,818,544     5,072,349

Product research and development                                                          3,591,962     2,807,872     5,083,707
Sales and marketing                                                                       4,295,030     3,833,801     4,605,275
General and administrative                                                                3,268,098     3,686,890     3,137,132
Restructuring costs                                                                             ---           ---       960,747
Write-off of prepaid offering costs                                                             ---           ---       105,000
Writedown of software costs                                                                     ---           ---       794,018
                                                                                        ------------  ------------  ------------

  Total expenses                                                                         11,155,090    10,328,563    14,685,879

  Operating income (loss)                                                                   311,896     2,489,981    (9,613,530)

Gain on sale of assets                                                                          ---       684,502           ---
Interest income                                                                             100,405       101,546        34,486
Interest expense                                                                               (352)      (24,858)      (43,859)
                                                                                        ------------  ------------  ------------

  Income (loss) before income taxes                                                         411,949     3,251,171    (9,622,903)

Provision (benefit) for income taxes                                                         31,600       (82,010)        1,600

  Net income (loss)                                                                     $   380,349   $ 3,333,181   $(9,624,503)
                                                                                        ============  ============  ============


Basic earnings (loss) per common share                                                  $      0.14   $      1.33   $     (4.51)
                                                                                        ============  ============  ============

Diluted earnings (loss) per common share                                                $      0.13   $      1.23   $     (4.51)
                                                                                        ============  ============  ============

Basic - Shares used in per share
  computations                                                                            2,666,707     2,501,786     2,131,593
                                                                                        ============  ============  ============

Diluted - Shares used in per share
  Computations                                                                            2,890,740     2,703,423     2,131,593
                                                                                        ============  ============  ============





The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Common Stock and
                                      Preferred Stock    Additional Paid-In Capital      Retained
                                    Shares     Amount       Shares      Amount       Earnings (Deficit)      Total
                                    ------  -----------    ---------  -----------    ------------------  ------------
Balances, October 31, 1995           ---           ---     2,074,277   $7,679,819        $4,428,342      $12,108,161

Stock issued in connection
  with preferred stock offering      167    $1,109,087           ---          ---               ---        1,109,087

Stock retired/issued in connection
  with conversion to
  common stock                       (54)     (358,627)      104,719      358,627               ---              ---

Stock issued in connection
  with stock option plans            ---           ---        35,283      221,939               ---          221,939

Stock issued in connection
  with stock purchase plan           ---           ---        18,602      165,930               ---          165,930

Net loss                             ---           ---           ---          ---        (9,624,503)      (9,624,503)
                                    ------  -----------    ---------  -----------       ------------     ------------

Balances, October 31, 1996           113       750,460     2,232,881    8,426,315        (5,196,161)       3,980,614

Stock retired/issued in connection
  with conversion to
  common stock                      (113)     (750,460)      240,083      750,460               ---              ---

Stock issued in connection
  with dividend on converted
  preferred shares                   ---           ---         8,836       31,558               ---           31,558

Stock issued in connection
  with exercise of stock warrants    ---           ---        42,539          ---               ---             ---

Stock issued in connection
  with stock option plans            ---           ---       102,588      570,988               ---          570,988

Stock issued in connection
  with stock purchase plan           ---           ---        13,612       49,516               ---           49,516

Net income                           ---           ---           ---          ---         3,333,181        3,333,181
                                    ------  -----------    ---------  -----------       ------------     ------------

Balances, October 31, 1997           ---           ---     2,640,539    9,828,837        (1,862,980)       7,965,857

Stock issued in connection
  with stock option plans            ---           ---        20,325      100,908               ---          100,908

Stock issued in connection
  with stock purchase plan           ---           ---        19,550       86,436               ---           86,436

Net income                           ---           ---           ---          ---           380,349          380,349
                                    -----  ------------    ---------  -----------       ------------     ------------

Balances, October 31, 1998           ---   $       ---     2,680,414  $10,016,181       $(1,482,631)     $ 8,533,550
                                    =====  ============    =========  ===========       ============     ============





The accompanying notes are an integral part of the consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended October 31                                                              1998         1997          1996
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                     $   380,349   $3,333,181   $(9,624,503)
  Adjustments to reconcile net income (loss) to net cash
    (used) provided by operating activities:
    Depreciation and amortization                                                         1,020,708    1,083,274     1,659,787
    Gain from sale of property and equipment                                                    ---     (684,502)          ---
    Costs and reserves related to sale of property and equipment                                ---     (442,585)          ---
    Restructuring costs                                                                         ---          ---       329,498
    Write-off of prepaid offering costs                                                         ---          ---       105,000
    Writedown of capitalized software                                                           ---          ---       794,018
    Changes in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable                                     (1,056,643)    (736,314)    1,343,773
    (Increase) decrease in inventories                                                     (902,630)   1,890,215      (129,943)
    Decrease in deferred and recoverable income tax                                             ---        8,990     1,827,325
    (Increase) decrease in other assets                                                    (258,956)     (78,252)      195,883
    Increase (decrease) in trade accounts payable                                           345,459      (55,703)      143,925
    (Decrease) increase in other current liabilities                                       (704,706)     258,099       380,519
    (Decrease) increase in noncurrent liabilities                                           (21,134)         ---        99,805
                                                                                        ------------  -----------  ------------
      Net cash (used) provided by operating activities                                   (1,197,553)   4,576,403    (2,874,913)
                                                                                        ------------  -----------  ------------

Cash flows from investing activities:
  Purchases of property and equipment                                                      (970,843)    (290,464)     (385,236)
  Disposals of property and equipment                                                           ---    1,600,000           ---
  Proceeds from sale of fixed assets                                                            ---        1,709         8,208
  Capitalized software costs                                                               (206,800)         ---       (41,500)
                                                                                        ------------  -----------  ------------
      Net cash (used) provided by investing activities                                   (1,177,643)   1,311,245      (418,528)
                                                                                        ------------  -----------  ------------

Cash flows from financing activities:
  Proceeds from borrowings on line of credit                                                    ---          ---     5,528,595
  Repayment of borrowings on line of credit                                                     ---     (980,340)   (4,548,255)
  Proceeds from sale of preferred stock                                                         ---          ---     1,109,087
  Proceeds from stock plans                                                                 187,344      620,504       387,869
                                                                                        ------------  -----------  ------------
      Net cash  provided (used) by financing activities                                     187,344     (359,836)    2,477,296
                                                                                        ------------  -----------  ------------

      Net (decrease) increase in cash and cash equivalents                               (2,187,852)   5,527,812      (816,145)

Cash and cash equivalents at beginning of year                                            5,568,873       41,061       857,206
                                                                                        ------------  -----------  ------------
Cash and cash equivalents at end of year                                                $ 3,381,021   $5,568,873   $    41,061
                                                                                        ============  ===========  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                                              $       352   $   24,858   $    43,859
                                                                                        ============  ===========  ============
  Income taxes                                                                          $   121,197   $    2,540   $       417
                                                                                        ============  ===========  ============

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Conversion of preferred stock into common stock                                         $       ---   $  750,460   $   358,627
                                                                                        ============  ===========  ============

Issuance of common stock in lieu of dividend on
  converted preferred stock                                                             $       ---   $   31,558   $       ---
                                                                                        ============  ===========  ============




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

On December 6, 1996, the Company sold all the assets of its manufacturing operation to XeTel Corporation (XeTel), a contract manufacturing company with headquarters in Austin, Texas, for $1.6 million. Additionally, the Company entered into a four-year exclusive agreement to purchase manufacturing services from XeTel and subleased a portion of its San Ramon facility to XeTel. The Company reported a gain of $685,000 net of expenses on the sale of these assets in fiscal 1997.

Principles  of  Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

Use  of  Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include levels of reserve for doubtful accounts, obsolete inventory, warranty costs and deferred tax assets. Actual results could differ from those estimates.

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

Property,  Plant  and  Equipment:

Property, plant and equipment are carried at cost. The Company provides for depreciation and amortization by charges to expense, which are sufficient to write off the costs of the assets over their estimated useful lives of three to eight years, on a straight-line basis. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related leases.

When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and allowance for depreciation accounts and any gain or loss on such sale or disposal is credited or charged to income.

Maintenance, repairs and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No such events have occurred to date. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if an impairment exists, would be calculated based on the excess of the carrying amount of the asset over its fair value.

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

Product  Research  and  Development  Expenditures:

Product research and development (R&D) expenditures, except certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 1998, 1997 and 1996, direct costs incurred under R&D contracts were $1,032, $172,895 and $42,543, respectively, and reimbursements earned were $7,250, $338,470 and $73,852, respectively.

Income  Taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in the opinion of management, realization is uncertain. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Net  Income  (Net  Loss)  Per  Common  Share:

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All historical earnings per share amounts have been restated to conform to the provisions of this statement. Basic earnings per common share for the years ended October 31, 1998 and 1997 was computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the years ended October 31, 1998 and 1997 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and include 224,033 and 201,637 shares for the years ended October 31, 1998 and 1997, respectively. Common stock equivalents are excluded from the diluted loss per common share (LPS) calculation for the year ended October 31, 1996, as they have the effect of decreasing LPS.

Recent  Accounting  Pronouncements:

In 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position Number 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company implemented the provisions of this statement in the fiscal year ended October 31, 1998.

Reclassifications:

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation with no effect on net income or net loss as previously reported.

2.     INVENTORIES

Inventories  at  October  31,  1998  and  1997  are  comprised of the following:

                            1998       1997
                         ----------  --------
Finished goods           $1,656,650  $822,670
Parts and materials          97,121    28,471
                         ----------  --------
                         $1,753,771  $851,141
                         ==========  ========

3.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 1998 and 1997 are comprised of the following:

                                      1998        1997
                                   ----------  ----------
    Machinery and equipment        $5,753,540  $4,840,507
    Furniture and fixtures          1,015,905   1,007,679
    Leasehold improvements            320,276     289,572
                                   ----------  ----------
                                    7,089,721   6,137,758
    Less accumulated depreciation
      and amortization              5,759,245   5,054,721
                                   ----------  ----------
                                   $1,330,476  $1,083,037
                                   ==========  ==========

Depreciation and amortization expense totaled $723,404, $807,694 and $1,307,054 for the years ended October 31, 1998, 1997 and 1996, respectively.

4.     CAPITALIZED  SOFTWARE  COSTS

Capitalized software costs at October 31, 1998 and 1997 are comprised of the following:

                                  1998       1997
                               ----------  --------
Purchased software             $  315,916  $109,116
Internally developed software     805,333   805,333
                               ----------  --------
                                1,121,249   914,449
Less accumulated amortization     936,165   638,861
                               ----------  --------
                               $  185,084  $275,588
                               ==========  ========

The Company capitalized $206,800 and $41,500 of purchased software costs in 1998 and 1996, respectively. No software costs were capitalized in 1997.
Amortization of capitalized software costs totaled $297,304, $275,580 and $352,733 for the years ended October 31, 1998, 1997 and 1996, respectively. Additionally, the Company recorded a writedown of its capitalized software costs of $794,000 during fiscal year 1996. The carrying value of the asset was reduced due to the uncertainty of the future realization of the asset, because of slower than expected sales of netXpand products.

5.     BANK  FACILITY

On August 26, 1997 the Company entered into a revolving working capital line of credit agreement with a bank. The agreement, as modified, allows for a $2,000,000 line of credit and expires on March 1, 1999. There were no borrowings under this line as of October 31, 1998. Borrowings under the line of credit bear interest at the bank's prime rate plus one-half percent and are collateralized by accounts receivable and all other tangible assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $6.1 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, maximum debt to equity ratio of 1.00:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

6.     STOCKHOLDERS'  EQUITY

On July 10, 1996 the Company issued and sold 167 shares of Series A Preferred Stock ("Series A Preferred") for net proceeds of approximately $1.1 million. The issuance of Series A Preferred was exempt, pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"), from registration requirements under the Act. As of December 4, 1996 all outstanding shares of Series A Preferred had been converted into 240,083 shares of Common Stock.

In connection with the sale of the Series A Preferred, the Company issued warrants to purchase an aggregate of 93,703 shares of Common Stock with an exercise price of $8.25 per share. The warrants expire in July 1999. As of October 31, 1997, all the warrants had been exercised on a net basis, which resulted in the issuance of 42,539 shares of Common Stock.

Additionally, during fiscal 1997, the Company issued 8,836 shares of Common Stock in lieu of $31,588 of dividends due on the convertible preferred stock.

On December 15, 1997, the Company reincorporated in the state of Delaware. In connection with the event, the Company increased the number of its authorized shares of preferred stock to 2,000,000 shares and established a par value of $0.001 for both its common and preferred stock.

7.     INCOME  TAXES

The components of the provision for income taxes for the years ended October 31, 1998, 1997 and 1996, are as follows:

                                                   1998      1997      1996
                                                  -------  ---------  ------
  Federal:
    Current                                       $18,000  $(83,610)  $  ---
    Deferred                                          ---       ---      ---
  State:
    Current                                        13,600     1,600    1,600
    Deferred                                          ---       ---      ---
                                                  -------  ---------  ------
      Total (benefit) provision for income taxes  $31,600  $(82,010)  $1,600
                                                  =======  =========  ======

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                     1998    1997    1996
                                                    ------  ------  -------
    Statutory federal income tax rate                34.0%   34.0%  (34.0)%
    State taxes, net of federal income tax benefit    ---     ---      ---
    Change in valuation allowance                   (26.3)  (30.0)    34.0
    Refund of prior year taxes                        ---    (5.5)     ---
    Tax credits                                       ---     ---      ---
    Nontaxable interest income                        ---     ---      ---
    Other, net                                        ---    (1.0)     ---
                                                    ------  ------   ------
                                                      7.7%   (2.5)%    0.0%
                                                    ======   ======  ======

Significant components of the Company's deferred tax balances as of October 31, 1998 and 1997 are as follows:

                                              1998          1997
                                          ------------  ------------
Deferred tax assets:
  Current
    Accrued employee benefits             $    62,000   $    70,000
    Inventory allowances                      558,000       401,000
    Allowance for doubtful accounts            80,000        67,000
    Warranty accruals                          83,000       100,000

  Noncurrent
    Deferred rent                             164,000       173,000
    R&D credit carryforward                 1,115,000       784,000
    Alternative minimum tax carryforward      143,000       251,000
    Operating loss carryforward             1,252,000     1,841,000
    Investments                               130,000       130,000
    Capital loss carryforward                  74,000        74,000
                                          ------------  ------------
      Total deferred tax assets             3,661,000     3,891,000
                                          ------------  ------------
Deferred tax liabilities:
  Noncurrent
    Depreciation                               48,000      (294,000)
    Capitalized software costs                192,000      (220,000)
                                          ------------  ------------
      Total deferred tax liabilities          240,000      (514,000)
                                          ------------  ------------

Deferred tax asset valuation allowance     (3,901,000)   (3,377,000)
                                          ------------  ------------
  Net deferred tax assets                 $       ---   $       ---
                                          ============  ============



A valuation allowance was established to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The net changes in the valuation allowance were an increase of $524,000 and a decrease of $964,000 for the years ended October 31, 1998 and 1997, respectively. The Company has research and experimentation tax credit carryforwards of $1,115,000 for federal and state tax purposes. These carryforwards expire in the periods ending 2007 through 2013. The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $3.3 million and $2.3 million, respectively, which expire in periods ending 1999 through 2013.

8.     COMMITMENTS

The Company leases all its buildings under noncancelable operating leases which expire at various dates through the year 2006. Future minimum lease payments under all operating leases, net of sublease proceeds, with initial or remaining noncancelable lease terms in excess of one year at October 31, 1998 are as follows:

Year ending October 31:
      1999                            $                394,633
      2000                                             418,524
      2001                                             646,197
      2002                                             643,115
      2003                                             638,796
      Thereafter                                     1,543,757
                                      ------------------------

        Total minimum lease payments  $              4,285,022
                                      ========================

Under the terms of the San Ramon, California building lease, rent includes the lessor's operating costs and is offset by sublease proceeds. The building lease also includes two five-year renewal options at market rates as defined by the lease. Rent expense under all operating leases for the years ended October 31, 1998, 1997 and 1996 was $657,142 (net of sublease proceeds of $363,750),
$664,409  (net  of  sublease  proceeds  of  $328,911) and $822,835 respectively.

9.     STOCK  OPTION  AND  STOCK  PURCHASE  PLANS

The Company has two employee stock option plans, the 1996 Stock Option Plan (the 1996 Plan) and the 1998 Non-Officer Stock Option Plan (the 1998 Plan). Originally adopted as the 1987 Supplemental Stock Option Plan, the 1996 Plan was amended and restated on January 18, 1996 and retitled the 1996 Stock Option Plan. A total of 1,330,000 shares of common stock are reserved under the 1996 Plan. The Company's Board of Directors adopted the 1998 Plan on June 15, 1998. A total of 300,000 shares of common stock are reserved under the 1998 Plan. Stock options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over this period and have exercise prices reflecting market value at the date of grant.

In May 1996, due to the reduced market price of the Company's common stock, the Company offered employees the opportunity to have their options under the 1996 Plan repriced to $8.93 in exchange for restrictions of certain rights under their option grants. In July 1998, due to the reduced market price of the Company's common stock, the Company offered employees the opportunity to cancel their existing options under the 1996 Plan and have the options reissued under the 1998 Plan at a price of $5.125. The new options retain their original vesting periods but carry restrictions of certain rights that had existed under the original option grants.

Additionally,  in  1991,  stockholders  approved  a "Non-Employee Director Stock
Option Plan." A total of 140,000 shares of common stock are reserved for issuance under this plan. Options granted under this plan vest over a four-year period, expire five years after the date of grant and have exercise prices reflecting market value at the date of grant.

At October 31, 1998 and 1997, 326,470 and 38,320 shares, respectively, were available for stock option grants under the 1996 Plan. A total of 100,300 shares were available for grant under the 1998 Plan at October 31, 1998. A total of 52,000 and 70,000 shares were available for grant under the Non-Employee Director Plan at October 31, 1998 and 1997, respectively.

A summary of the activity under the stock option plans is set forth below:

                                                                     Weighted
                                                                      Average
                         Number of       Price Per      Aggregate    Exercise
                          Shares           Share          Price        Price
                      ---------------  --------------  ------------  ---------
Outstanding at
    October 31, 1995         593,038   $4.13 - $13.00  $ 4,355,755   $    7.34

  Granted                    528,998     4.38 - 10.50    3,314,709        6.27
  Terminated                (244,553)    5.31 - 12.00   (1,902,625)       7.78
  Exercised                  (35,283)    4.25 - 10.25     (221,939)       6.29
                      ---------------  --------------  ------------  ---------

  Outstanding at
    October 31, 1996         842,200     4.13 - 13.00    5,545,900        6.59

  Granted                    222,100     3.69 - 17.25    1,296,903        5.84
  Terminated                (245,937)    3.75 - 13.50   (1,952,804)       7.94
  Exercised                 (102,588)     4.38 - 9.75     (571,011)       5.57
                      ---------------  --------------  ------------  ---------

  Outstanding at
    October 31, 1997         715,775     3.69 - 17.25    4,318,988        6.03

  Granted                    453,650     3.44 - 15.50    3,436,502        7.58
  Terminated                (324,100)    3.69 - 17.25   (2,838,040)       8.76
  Exercised                  (20,325)     3.69 - 8.93     (100,908)       4.96
                      ---------------  --------------  ------------  ---------

  Outstanding at
    October 31, 1998         825,000     3.44 - 13.00    4,816,541        5.84
                      ===============                  ============

  Exercisable at
    October 31, 1998         413,125   $3.69 - $10.50  $ 2,073,718   $    5.02
                      ===============                  ============

The following table summarizes information with respect to stock options outstanding at October 31, 1998:

                                                 Options Outstanding             Options Exercisable
                                                 -------------------             -------------------
                                                       Weighted
                                                        Average       Weighted                Weighted
                                    Number             Remaining       Average      Number    Average
              Range of           Outstanding       Contractual Life   Exercise   Exercisable  Exercise
           Exercise Price        at 10/31/98            (years)         Price    at 10/31/98   Price
        -------------------  -------------------  ------------------  --------  ------------  --------

                   $ 3.44           50,000                6.6          $ 3.44            0     $ 0.00
            3.45  -  5.18          553,750                3.5            4.54      346,875       4.47
            5.18  -  6.90           43,750                5.4            5.46       18,750       5.30
            6.90  -  8.63           65,000                3.4            7.98       28,750       8.15
            8.63  - 10.35           10,000                1.4            9.50        7,500       9.50
           10.35  - 12.08           22,500                4.1           10.50       11,250      10.50
           12.08  - 13.00           80,000                6.1           13.00            0       0.00
                             -------------------                                ------------

                                   825,000                                         413,125
                             ===================                                ============

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 200,000 shares of common stock have been reserved for issuance. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the stock's fair market value at specified dates. At October 31, 1998, 57 employees were eligible to participate in the Purchase Plan and 100,087 common shares were available for issuance. In fiscal year 1998, 1997 and 1996, 19,550, 13,612 and 18,602 shares were  issued  under  the  Purchase  Plan,  respectively.

In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock options under its three plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net income would have been as follows:

Years ended October 31                             1998        1997         1996
                                                ----------  ----------  -------------
Pro forma net (loss) income                     $(983,566)  $2,516,518  $(10,343,702)
Pro forma net (loss) income per share           $   (0.37)  $     0.93  $      (4.85)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in years ended October 31    1998    1997    1996
                                            ------  ------  ------
Expected life (in years)                     5.00    6.45    5.21
Risk-free interest rate                      4.50%   7.00%   7.00%
Volatility                                  91.00%  93.41%  99.84%
Dividend yield                               0.00%   0.00%   0.00%

The weighted average estimated fair value of each option granted during fiscal 1998, 1997 and 1996 was $7.53, $5.32 and $5.32, respectively.

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

For the years ended October 31, 1998, 1997 and 1996, total expense under the above plan was $173,847, $279,899 and $185,596, respectively.

11.     CONCENTRATION  OF  CREDIT  RISK  AND  SIGNIFICANT  CUSTOMERS

The Company's trade accounts receivable are concentrated among a small number of customers, principally located in the United States. One customer accounted for 80 percent of total accounts receivable at October 31, 1998, and two customers accounted for 50 percent and 10 percent of total accounts receivable at October 31, 1997. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for doubtful accounts for potential credit losses, and actual bad debt losses have not been material and have not exceeded management's expectations. Trade accounts receivable are recorded net of allowance for doubtful accounts of $200,000 and $169,000 at October 31, 1998 and 1997, respectively.

Sales to individual customers in excess of 10 percent of net sales of the Company included sales to Tandem Computers and Motorola of $9.4 million and $2.8 million, respectively, in 1998; sales to Tandem Computers, Motorola, and Silicon Graphics of $8.8 million, $3.8 million and $3.0 million, respectively, in 1997; and sales to Tandem Computers of $2.7 million in fiscal 1996. International sales accounted for 5 percent and 12 percent of total sales during fiscal 1998 and fiscal 1997, respectively.

12.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except                         First      Second     Third     Fourth
  per share amounts)                        Quarter     Quarter   Quarter   Quarter
----------------------------------------  -----------  ---------  --------  --------
  1998: Net sales                         $    4,444   $  4,412   $  4,041    $6,088
        Gross profit                           2,722      2,768      2,438     3,539
        Net (loss) income                       (469)      (241)       154       936
        Basic (loss) earnings per share   $    (0.18)  $  (0.09)  $   0.06  $   0.35
        Diluted (loss) earnings per share $    (0.18)  $  (0.09)  $   0.06  $   0.35

  1997: Net sales                         $    4,217   $  5,852  $   7,393    $7,508
        Gross profit                           1,961      2,593      3,711     4,553
        Net income                               830        384        740     1,379
        Basic earnings per share          $     0.35   $   0.15   $   0.29  $   0.53
        Diluted earnings per share        $     0.35   $   0.15   $   0.27  $   0.46

The Company's fiscal 1997 first quarter reflects a $685,000 gain on the sale of assets.

13.     SUBSEQUENT EVENT

On November 6, 1998 the Company made a loan to an officer in the amount of $592,450 under a two-year recourse promissory note bearing an interest rate of
4.47 percent and collateralized by 145,313 shares of Common Stock of the Company.

SBE, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997


             Column A                  Column B         Column C       Column D       Column E

           -----------            -----------------  -------------  --------------  -------------

                                      Balance at       Additions                       Balance
                                      Beginning     charged to costs                   End of
           Description                of Period      and expenses    Deductions (a)    Period

           -----------            -----------------  -------------  --------------  -------------


YEAR ENDED OCTOBER 31, 1998

Allowance for Doubtful Accounts            169,205          32,373         (1,578)        200,000
Allowance for Obsolete Inventory         1,022,463         353,461         24,076       1,400,000
Allowance for Warranty Claims              251,956          47,410        (91,922)        207,444
Allowance for the deferred tax asset     3,377,000         524,000              0       3,901,000

YEAR ENDED OCTOBER 31, 1997

Allowance for Doubtful Accounts            105,000          78,000        (13,795)        169,205
Allowance for Obsolete Inventory           166,146       1,075,014       (218,697)      1,022,463
Allowance for Warranty Claims               90,447         280,462       (118,953)        251,956
Allowance for the deferred tax asset     4,341,000        (964,000)             0       3,377,000







(a) Deductions represent activity charged to related asset or liability account.