Form 10-Q
period 1999-01-31
SBE INC
filed 1999-03-17
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

        [  ]     Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
              _____________________________________________________
             (Exact name of registrant as specified in its charter)

                     Delaware                        94-1517641
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

                                 (925) 355-2000
               __________________________________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes       X     No
                                    ---             ---

The number of shares of Registrant's Common Stock outstanding as of February 28, 1999 was 2,870,484.

                                    SBE, INC.

                       INDEX TO JANUARY 31, 1999 FORM 10-Q



PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements


Condensed Consolidated Balance Sheets as of
   January 31, 1999 and October 31, 1998.......................................3

Condensed Consolidated Statements of Operations for the
   three months ended January 31, 1999 and 1998................................4

Condensed Consolidated Statements of Cash Flows for the
   three months ended January 31, 1999 and 1998................................5

Notes to Condensed Consolidated Financial Statements...........................6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................8

ITEM 3.    Quantitative and Qualitative Disclosures about
           Market Risk........................................................12


PART II    OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K...................................13


SIGNATURES....................................................................14

EXHIBIT.......................................................................15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                                                       SBE, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         JANUARY 31, 1999 AND OCTOBER 31, 1998
                                                     (In thousands)


                                                                                         January 31,    October 31,
                                                                                            1999           1998
                                                                                        -------------  -------------
                                                                                         (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                          $      6,354   $      3,381
     Trade accounts receivable, net                                                            1,887          3,837
     Inventories                                                                               1,793          1,754
     Deferred income taxes                                                                       240            240
     Other                                                                                       237            417
                                                                                        -------------  -------------
            Total current assets                                                              10,511          9,629

Property, plant and equipment, net                                                             1,255          1,330
Capitalized software costs, net                                                                  182            185
Other                                                                                             46             39
                                                                                        -------------  -------------
            Total assets                                                                $     11,994   $     11,183
                                                                                        =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                             $        802   $      1,375
     Accrued payroll and employee benefits                                                       412            321
     Other accrued expenses                                                                      330            323
                                                                                        -------------  -------------
            Total current liabilities                                                          1,544          2,019

Deferred tax liabilities                                                                         240            240
Deferred rent                                                                                    385            391
                                                                                        -------------  -------------
            Total liabilities                                                                  2,169          2,650
                                                                                        -------------  -------------

Stockholders' equity:
     Common stock                                                                             10,701         10,016
     Note receivable from stockholder                                                           (623)           ---
     Accumulated deficit                                                                        (253)        (1,483)
                                                                                        -------------  -------------
            Total stockholders' equity                                                         9,825          8,533
                                                                                        -------------  -------------
            Total liabilities and stockholders' equity                                  $     11,994   $     11,183
                                                                                        =============  =============




The accompanying notes are an integral part of the consolidated financial statements.



                                                 SBE, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                  (In thousands, except per share amounts)
                                                (Unaudited)

                                                                                       Three months ended
                                                                                           January 31,
                                                                                        ----------------


                                                                                         1999     1998
                                                                                        -------  -------
Net sales                                                                               $6,518   $4,444

Cost of sales                                                                            2,251    1,722
                                                                                        -------  -------

     Gross profit                                                                        4,267    2,722

Product research and development                                                         1,005    1,128

Sales and marketing                                                                        987    1,326

General and administrative                                                               1,033      791
                                                                                        -------  -------

Total operating expenses                                                                 3,025    3,245
                                                                                        -------  -------

     Operating income (loss)                                                             1,242     (523)

Interest and other income (expense), net                                                    39       54
                                                                                        -------  -------

     Income (loss) before income taxes                                                   1,281     (469)

Provision for income taxes                                                                 (51)      --
                                                                                        -------  -------

     Net income (loss)                                                                  $1,230   $ (469)
                                                                                        =======  =======

Basic earnings (loss) per share                                                         $ 0.44   $(0.18)
                                                                                        =======  =======

Diluted earnings (loss) per share                                                       $ 0.41   $(0.18)
                                                                                        =======  =======

Basic--Shares used in per share computations                                             2,823    2,652
                                                                                        =======  =======

Diluted--Shares used in per share computations                                           3,030    2,652
                                                                                        =======  =======




The accompanying notes are an integral part of the consolidated financial statements.



                                                  SBE, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                               (In thousands)
                                                 (Unaudited)

                                                                                        Three months ended
                                                                                            January 31,
                                                                                        -----------------


                                                                                         1999      1998
                                                                                        -------  --------
Cash flows from operating activities:
      Net income (loss)                                                                 $1,230   $  (469)
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
            Depreciation and amortization                                                  177       247
            Changes in operating assets and liabilities:
                  Decrease (increase) in trade accounts receivable                       1,950      (799)
                  Increase in inventories                                                  (39)     (394)
                  Decrease (increase) in other assets                                      173      (518)
                  (Decrease) increase in trade accounts payable                           (573)      615
                  Increase (decrease) in other liabilities                                  92      (675)
                                                                                        -------  --------
                        Net cash provided by (used in) operating activities              3,010    (1,993)
                                                                                        -------  --------

Cash flows from investing activities:
      Purchases of property and equipment                                                  (80)     (417)
      Capitalized software costs                                                           (19)      (58)
                                                                                        -------  --------
                        Net cash used in investing activities                              (99)     (475)
                                                                                        -------  --------

Cash flows from financing activities:
      Proceeds from stock plans                                                             62       104
                                                                                        -------  --------
                        Net cash provided by financing activities                           62       104
                                                                                        -------  --------

Net increase (decrease) in cash and cash equivalents                                     2,973    (2,364)

Cash and cash equivalents at beginning of period                                         3,381     5,569
                                                                                        -------  --------
Cash and cash equivalents at end of period                                              $6,354   $ 3,205
                                                                                        =======  ========









The accompanying notes are an integral part of the consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM PERIOD REPORTING:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter ended January 31, 1999 are not necessarily indicative of expected results for the full 1999 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.


2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):

                     January 31,   October 31,
                         1999          1998
                     ------------  ------------

Finished goods       $      1,563  $      1,657
Parts and materials           230            97
                     ------------  ------------
                     $      1,793  $      1,754
                     ============  ============


3.     NET  EARNINGS  (LOSS)  PER  SHARE:

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share for the three months ended January 31, 1999 was computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the three months ended January 31, 1999 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to outstanding options to purchase 891,950 shares of the Company's common stock as of January 31, 1999. Common stock equivalents are excluded from the diluted loss per common share (LPS) calculation for the three months ended January 31, 1998, as they have the effect of decreasing LPS.

4.     BANK  FACILITY:

On August 26, 1997 the Company entered into a revolving working capital line of credit agreement with a bank. The agreement, as modified, allows for a $2,000,000 line of credit and expired on March 1, 1999. Borrowings under the line of credit bear interest at the bank's prime rate plus one-half percent and are collateralized by accounts receivable and all other tangible assets. Borrowings are limited to 75 percent of adjusted accounts receivable balances, and the Company is required to maintain a minimum tangible net worth of $6.1 million, a quick ratio of cash, investments, and receivables to current liabilities of not less than 1.30:1.00, maximum debt to equity ratio of 1.00:1.00, and minimum profitability levels. The line of credit agreement also prohibits the payment of cash dividends without consent of the bank.

As of March 1, 1999, there were no borrowings outstanding under the line of credit.


5.     LOAN  TO  OFFICER:

On November 6, 1998 the Company made a loan to an officer in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of
4.47 percent and collateralized by 145,313 shares of Common Stock of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1998, particularly in the section entitled "Item 1--Business--Risk Factors."

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuations in the Company's operating results. The Company is attempting to diversify its sales with the introduction of new products that are targeted at large growing markets such as telecommunications and client/server. The Company's WanXL(TM) products are focused on the client/server market and the significant increases in communications activity that are driven by applications such as email, electronic commerce, geographically diverse corporate networks and general computer communications. While the Company believes the market for the WanXL products is large, there can be no assurance that the Company will be able to succeed in penetrating this market and diversifying its sales.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal quarters ended January 31, 1999 and 1998. These operating results are not necessarily indicative of Company's operating results for any future period.


                                    QUARTER ENDED JANUARY 31,
                                    -------------------------

                                           1999   1998
                                           -----  -----

Net sales                                   100%   100%
Cost of sales                                35     39
                                           -----  -----
    Gross profit                             65     61
Operating expenses:
    Product research and development         15     25
    Sales and marketing                      15     30
    General and administrative               16     18
                                           -----  -----
             Total operating expenses        46     73
                                           -----  -----
Operating income (loss)                      19    (12)
Interest and other income (expense), net      1      1
                                           -----  -----
Income (loss) before income taxes            20    (11)
Provision for income taxes                    1      0
                                           -----  -----
Net income (loss)                            19%   (11)%
                                           =====  =====

NET  SALES

Net sales for the first quarter of fiscal 1999 were $6.5 million, a 47 percent increase from the first quarter of fiscal 1998. This increase was primarily attributable to increased sales of VME communication controller products offset by decreased sales of netXpand(R) and WanXL products as compared to the first quarter of fiscal 1998. Sales of VME communication controller products increased 84 percent from the first quarter of fiscal 1998. Sales of netXpand products decreased 97 percent and sales of WanXL products decreased 46 percent from the first quarter of fiscal 1998. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company consisted of sales to Compaq Computers, which represented 83 percent of net sales in the first quarter of fiscal 1999. This compares to sales to Motorola, Inc. and Compaq Computers (formerly Tandem Computers) of 42 and 13 percent, respectively, of net sales in the first quarter of fiscal 1998. Sales to Motorola in the first quarter of 1998 represented 3 percent of net sales. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

International sales constituted 4 percent and 6 percent of net sales in the first quarter of fiscal 1999 and the first quarter of fiscal 1998, respectively. The decrease in international sales is primarily attributable to decreased sales of netXpand products.

GROSS  PROFIT

Gross profit as a percentage of sales was 65 percent and 61 percent in the first quarter of fiscal 1999 and the first quarter of fiscal 1998, respectively. The increase from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 was primarily attributable to lower material costs and improved operational efficiencies.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.0 million in the first quarter of fiscal 1999 and $1.1 million in the first quarter of fiscal 1998. The decrease in research and development spending from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 was a result of the completion of software development programs for the WanXL product line. The Company expects that product research and development expenses will decrease as a percentage of sales as the Company focuses its resources on developing new telecommunications product offerings and enhancing its traditional board-level products.

SALES  AND  MARKETING

Sales and marketing expenses for the first quarter of fiscal 1999 were $987,000, down from $1.3 million in the first quarter of fiscal 1998. Sales and marketing expenses decreased due to a decrease in staff and lower marketing program costs for advertising and tradeshows. The Company expects sales and marketing expenses, as new products are announced, to increase slightly as a percentage of total sales from fiscal 1998 levels for the foreseeable future.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the first quarter of fiscal 1999 were $1.0 million, an increase of 31 percent from $791,000 in the first quarter of fiscal 1998. The increase represents increases in variable compensation expenses, insurance and other administrative costs.

INTEREST  AND  OTHER  INCOME  (EXPENSE),  NET

Interest income decreased in the first quarter of fiscal 1999 from the first quarter of fiscal 1998 due to lower investment balances.

INCOME  TAXES

The Company recorded a provision for income taxes of $51,000 in the first quarter of fiscal 1999. The Company did not record any benefit for taxes in the first quarter of fiscal 1998 as the benefit derived from its net operating losses and unused tax credits was fully valued against. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

NET  INCOME  (LOSS)

As a result of the factors discussed above, the Company recorded net income of $1.2 million in the first quarter of fiscal 1999 and a net loss of $469,000 in the first quarter of fiscal 1998.


LIQUIDITY  AND  CAPITAL  RESOURCES

At January 31, 1999 the Company had cash and cash equivalents of $6.4 million, as compared to $3.4 million at October 31, 1998. In the first quarter of fiscal 1999, $2.4 million of cash was provided by operating activities, primarily as a result of net income of $1.2 million, a $2.0 million decrease in accounts receivable, $177,000 in depreciation and amortization, a $173,000 decrease in other assets, and a $92,000 increase in other liabilities. These cash inflows were partially offset by a $573,000 decrease in accounts payable and a $39,000 increase in inventories. Working capital at January 31, 1999 was $9.0 million, as compared to $7.6 million at October 31, 1998.

In the first quarter of fiscal 1999 the Company purchased $80,000 of fixed assets, consisting primarily of computer equipment and software. The Company expects capital expenditures during fiscal 1999 to be less than fiscal 1998 levels.

The Company received $62,000 in the first quarter of fiscal 1999 from employee stock option exercises and employee stock purchase plan purchases.

On August 26, 1997 the Company entered into a revolving working capital line of credit agreement with a bank. The agreement expired on March 1, 1999. As of

March 1, 1999, there were no borrowings outstanding under the line of credit. The Company expects to renew the credit line.

Based on the current operating plan, the Company anticipates that its current cash balances and anticipated cash flow from operations will be sufficient to meet its working capital needs over at least the next twelve months.


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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial instrument holdings at January 31, 1999 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

List  of  Exhibits:

11.1    Statements of Computation of Net Income per Share
27.1    Financial Data Schedule


Reports  on  Form  8-K:

     No report on Form 8-K was filed by the Company during the quarter ended January 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 17, 1999.


                                        SBE,  INC.
                                        ----------
                                        Registrant





                                        /s/  Timothy  J.  Repp
                                        ----------------------
                                        Timothy  J.  Repp
                                        Chief  Financial Officer, Vice President
                                        Of  Finance  and Secretary  (Principal
                                        Financial  and  Accounting  Officer)