Form 10-Q
period 1999-04-30
SBE INC
filed 1999-06-11
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

        [  ]     Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ______

                                    SBE, INC.
              ____________________________________________________
             (Exact name of registrant as specified in its charter)

                       Delaware                     94-1517641
             ______________________________     __________________
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)


              4550 Norris Canyon Road, San Ramon, California 94583
              ___________________________________________________
             (Address of principal executive offices and zip code)

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

The number of shares of Registrant's Common Stock outstanding as of May 31, 1999 was 2,876,484.

                                    SBE, INC.

                        INDEX TO APRIL 30, 1999 FORM 10-Q


PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

Condensed Consolidated Balance Sheets as of
   April 30, 1999 and October 31, 1998.........................................3

Condensed Consolidated Statements of Operations for the
   three and six months ended April 30, 1999 and 1998..........................4

Condensed Consolidated Statements of Cash Flows for the
   six months ended April 30, 1999 and 1998....................................5

Notes to Condensed Consolidated Financial Statements...........................6

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................8

ITEM 3     Quantitative and Qualitative Disclosures about
           Market Risk........................................................12


PART II    OTHER INFORMATION

ITEM 4     Submission of Matters to a Vote of Security Holders................13

ITEM 6     Exhibits and Reports on Form 8-K...................................13


SIGNATURES....................................................................14

EXHIBIT.......................................................................15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                                       SBE, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          APRIL 30, 1999 AND OCTOBER 31, 1998
                                    (In thousands)


                                                             April 30,    October 31,
                                                               1999          1998
                                                            -----------  -------------
                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                              $    3,335   $      3,381
     Restricted cash                                             2,716             --
     Trade accounts receivable, net                              1,863          3,837
     Inventories                                                 1,538          1,754
     Deferred income taxes                                         240            240
     Other                                                         248            417
                                                            -----------  -------------
              Total current assets                               9,940          9,629

Property, plant and equipment, net                               1,154          1,330
Capitalized software costs, net                                    260            185
Other                                                               39             39
                                                            -----------  -------------
              Total assets                                  $   11,393   $     11,183
                                                            ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                 $      531   $      1,375
     Accrued payroll and employee benefits                         322            321
     Other accrued expenses                                        249            323
                                                            -----------  -------------
              Total current liabilities                          1,102          2,019

Deferred tax liabilities                                           240            240
Deferred rent                                                      377            391
                                                            -----------  -------------
              Total liabilities                                  1,719          2,650
                                                            -----------  -------------

Stockholders' equity:
     Common stock                                               10,843         10,016
     Note receivable from stockholder                             (744)            --
     Accumulated deficit                                          (425)        (1,483)
                                                            -----------  -------------
              Total stockholders' equity                         9,674          8,533
                                                            -----------  -------------
              Total liabilities and stockholders' equity    $   11,393   $     11,183
                                                            ===========  =============


              See notes to condensed consolidated financial statements.



                                           SBE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                            (In thousands, except per share amounts)
                                          (Unaudited)

                                                           Three months ended  Six months ended
                                                               April 30,          April 30,
                                                             1999     1998      1999     1998
                                                            -------  -------  --------  -------
Net sales                                                   $3,760   $4,412   $10,278   $8,857

Cost of sales                                                1,277    1,644     3,528    3,366
                                                            -------  -------  --------  -------

Gross profit                                                 2,483    2,768     6,750    5,491

Product research and development                             1,218      958     2,223    2,086

Sales and marketing                                            971    1,221     1,958    2,547

General and administrative                                     536      856     1,569    1,647
                                                            -------  -------  --------  -------

Total operating expenses                                     2,725    3,035     5,750    6,280
                                                            -------  -------  --------  -------

Operating income (loss)                                       (242)    (267)    1,000     (789)

Interest and other income, net                                  60       26        99       79
                                                            -------  -------  --------  -------

Income (loss) before income taxes                             (182)    (241)    1,099     (710)

Provision for income taxes                                      10       --       (41)      --
                                                            -------  -------  --------  -------

Net income (loss)                                           $ (172)  $ (241)  $ 1,058   $ (710)
                                                            =======  =======  ========  =======

Basic earnings (loss) per share                             $(0.06)  $(0.09)  $  0.37   $(0.27)
                                                            =======  =======  ========  =======

Diluted earnings (loss) per share                           $(0.06)  $(0.09)  $  0.35   $(0.27)
                                                            =======  =======  ========  =======

Basic - Shares used
 in per share computations                                   2,870    2,661     2,846    2,656
                                                            =======  =======  ========  =======

Diluted - Shares used
  in per share computations                                  2,870    2,661     3,007    2,656
                                                            =======  =======  ========  =======



                  See notes to condensed consolidated financial statements.


                                            SBE, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                         (In thousands)
                                           (Unaudited)

                                                                               Six months ended
                                                                                  April 30,
                                                                              ------------------

                                                                                1999      1998
                                                                              --------  --------
Cash flows from operating activities:
      Net income (loss)                                                       $ 1,058   $  (710)
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
            Depreciation and amortization                                         373       482
            Changes in operating assets and liabilities:
                  Decrease (increase) in trade accounts receivable              1,974      (333)
                  Decrease (increase) in inventories                              216    (1,173)
                  Decrease (increase) in other assets                             169      (353)
                  (Decrease) increase in trade accounts payable                  (844)      256
                  Decrease in other liabilities                                   (87)     (718)
                                                                              --------  --------
                        Net cash provided by (used in) operating activities     2,859    (2,549)
                                                                              --------  --------

Cash flows from investing activities:
      Purchases of property and equipment                                        (145)     (778)
      Capitalized software costs                                                 (127)     (113)
      Increase in restricted cash                                              (2,716)       --
                                                                              --------  --------
                        Net cash used in investing activities                  (2,988)     (891)
                                                                              --------  --------

Cash flows from financing activities:
      Proceeds from stock plans                                                    83       134
                                                                              --------  --------
                        Net cash provided by financing activities                  83       134
                                                                              --------  --------

Net decrease in cash and cash equivalents                                         (46)   (3,306)

Cash and cash equivalents at beginning of period                                3,381     5,569
                                                                              --------  --------
Cash and cash equivalents at end of period                                    $ 3,335   $ 2,263
                                                                              ========  ========









                See notes to condensed consolidated financial statements.

                                  SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.     INTERIM PERIOD REPORTING:

The condensed consolidated financial statements are unaudited and include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter and six-month period ended April 30, 1999 are not necessarily indicative of expected results for the full 1999 fiscal year.

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


2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):


                      April 30,   October 31,
                        1999         1998
                     ----------  ------------

Finished goods       $    1,038  $      1,657
Parts and materials         500            97
                     ----------  ------------
                     $    1,538  $      1,754
                     ==========  ============


3.     NET  EARNINGS  (LOSS)  PER  SHARE:

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share for the six months ended April 30, 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the six months ended April 30, 1999 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to outstanding options to purchase 780,975 shares of the Company's common stock as of April 30, 1999. Common stock equivalents are excluded from the diluted loss per common share (LPS) calculations for the three months ended April 30, 1999 and for the three and six months ended April 30, 1998, as they have the effect of decreasing LPS.

4.     NOTE  RECEIVABLE  FROM  STOCKHOLDER:

On November 6, 1998 the Company made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47 percent and collateralized by 145,313 shares of Common Stock of the Company. The loan was used to pay for the exercise of 139,400 shares of Company stock options and related taxes. On April 16, 1999 the loan was increased to $743,800.


5.     LETTER  OF  CREDIT;  RESTRICTED  CASH:

During the quarter ended April 30, 1999 the Company established a letter of credit with a bank in connection with an arrangement with a vendor under which the company will purchase parts valued at $2.7 million for use in products to be sold to Compaq Computers. The letter of credit is secured by $2.7 million of restricted cash and expires on September 30, 1999 with automatic six-month extensions.

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

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three and six months ended April 30, 1999 and 1998. These operating results are not necessarily indicative of Company's operating results for any future period.


                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                      APRIL 30,         APRIL 30,
                                      ---------         ---------
                                      1999   1998       1999   1998
                                     -----  -----      -----  -----

Net sales                             100%   100%       100%   100%
Cost of sales                          34     37         34     38
                                     -----  -----      -----  -----
  Gross profit                         66     63         66     62
                                     -----  -----      -----  -----
Product research and development       32     22         22     23
Sales and marketing                    26     28         19     29
General and administrative             14     19         15     19
                                     -----  -----      -----  -----
  Total operating expenses             72     69         56     71
                                     -----  -----      -----  -----
  Operating (loss) income              (6)    (6)        10     (9)
Interest and other income, net          1      1          1      1
                                     -----  -----      -----  -----
  (Loss) income before income taxes    (5)    (5)        11     (8)
Provision for income taxes             --     --         (1)    --
                                     -----  -----      -----  -----
  Net (loss) income                   (5)%   (5)%        10%   (8)%
                                     =====  =====      =====  =====

NET  SALES

Net sales for the second quarter of fiscal 1999 were $3.8 million, a 15 percent decrease from the second quarter of fiscal 1998. This decrease was primarily attributable to decreased sales of VME communication controller and netXpand(R) products offset by increased sales of WanXL products as compared to the second quarter of fiscal 1998. Sales of VME communication controller products decreased 28 percent and sales of netXpand products decreased 91 percent from the second quarter of fiscal 1998. Sales of WanXL products increased 59 percent from the second quarter of fiscal 1998. Sales for the six months ended April 30, 1999 were $10.3 million, up from $8.9 million for the same period of 1998, principally due to increased sales of communication controller products partially offset by decreased sales of netXpand and WanXL products. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company consisted of sales to Compaq Computers, which represented 73 percent of net sales in the first six months of fiscal 1999. This compares to sales to Motorola, Inc., Compaq Computers (formerly Tandem Computers) and Lau Technologies of 28, 19 and 13 percent, respectively, of net sales in the first six months of fiscal 1998. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

International sales constituted 4 percent and 6 percent of net sales in the first six months of fiscal 1999 and the first six months of fiscal 1998, respectively. The decrease in international sales is primarily attributable to decreased sales of netXpand products.

GROSS  PROFIT

Gross profit as a percentage of sales was 66 percent and 63 percent in the second quarter of fiscal 1999 and the second quarter of fiscal 1998, respectively. Gross profit as a percentage of sales in the first six months of fiscal 1999 was 66 percent, up from 62 percent for the same period of 1998. The increases from fiscal 1998 to fiscal 1999 were primarily attributable to lower material costs and improved operational efficiencies.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.2 million in the second quarter of fiscal 1999, an increase of 27 percent from $958,000 in the second quarter of fiscal 1998. Product research and development costs for the first six months of fiscal 1999 increased 7 percent from the same period of fiscal 1998. The increases in research and development spending fiscal 1998 to fiscal 1999 were a result of higher spending on new telecommunications product development. The Company expects that product research and development expenses will remain at current levels.

SALES  AND  MARKETING

Sales and marketing expenses for the second quarter of fiscal 1999 were $971,000, down from $1.2 million in the second quarter of fiscal 1998. Sales and marketing expenses decreased 23 percent in the first six months of fiscal

1999 from the same period of fiscal 1998. These decreases were primarily due to lower marketing program costs for advertising and tradeshows. The Company expects sales and marketing expenses, as new products are announced, to increase slightly from current expenditure levels.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the second quarter of fiscal 1999 were $536,000, a decrease of 37 percent from $856,000 in the second quarter of fiscal 1998. General and administrative expenses decreased 5 percent in the first six months of fiscal 1999 from the same period of fiscal 1998. The decrease expenses are a result of lower outside costs and continued expense control efforts. In future periods, the Company expects that general and administrative expenses will remain consistent with current dollar levels.

INTEREST  AND  OTHER  INCOME  (EXPENSE),  NET

Interest income increased in the second quarter and first six months of fiscal 1999 from the same periods of fiscal 1998 due to higher investment balances.

INCOME  TAXES

The Company recorded a benefit from income taxes of $10,000 in the second quarter and a provision of $41,000 in the first six months of fiscal 1999. The Company did not record any benefit for taxes in the second quarter or the first six months of fiscal 1998 as the benefit derived from its net operating losses and unused tax credits was fully valued against. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

NET  INCOME  (LOSS)

As a result of the factors discussed above, the Company recorded a net loss of $172,000 in the second quarter of fiscal 1999 and a net loss of $241,000 in the second quarter of fiscal 1998. Net income for the first six months of fiscal 1999 was $1.1 million, as compared to a net loss of $710,000 for the same period of 1998.


LIQUIDITY  AND  CAPITAL  RESOURCES

At April 30, 1999 the Company had cash and cash equivalents of $3.3 million, as compared to $3.4 million at October 31, 1998. In the first six months of fiscal 1999, $143,000 of cash was provided by operating activities, primarily as a result of net income of $1.1 million, a $1.9 million decrease in accounts receivable, $373,000 in depreciation and amortization, a $216,000 decrease in inventories, and a $169,000 decrease in other assets. These cash inflows were partially offset by a $2.7 million increase in restricted cash, a $844,000 decrease in accounts payable and a $87,000 decrease in other liabilities. Working capital at April 30, 1999 was $8.8 million, as compared to $7.6 million at October 31, 1998.

In the first six months of fiscal 1999 the Company purchased $145,000 of fixed assets, consisting primarily of computer and engineering equipment. Software costs of $127,000 were also capitalized during the first six months of 1999. The Company expects capital expenditures during fiscal 1999 to be less than fiscal 1998 levels.

The Company received $83,000 in the first six months of fiscal 1999 from employee stock option exercises and employee stock purchase plan purchases.

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

The Company believes it has identified substantially all of the major information systems used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company is in the process of modifying, upgrading and replacing systems that have been identified as potentially being adversely affected and expects to complete this process before the end of its 1999 fiscal year. The Company does not expect the cost related to these efforts to be material to its business, financial condition or operating results.

The Company depends on third party suppliers for the manufacturing of its products. The Company has been gathering information from, and is communicating with, these suppliers and, to the extent possible, has resolved issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of its suppliers. Therefore, the Company cannot guarantee that its manufacturing services suppliers will resolve any or all Year 2000 problems with their systems before the occurrence of a material disruption to their businesses. Any failure of these suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition or operating results.

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial instrument holdings at April 30, 1999 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION

ITEM  4.      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) The annual meeting of stockholders of the Company was held on Tuesday, March 23, 1999, at 5:00 p.m. at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The  stockholders  approved  the  following  three  items:

     (i) Elected one director to hold office until the 2002 Annual Meeting of Stockholders:

                                        For               Against
                                        ---               -------

     Ronald  J.  Ritchie          2,586,051               118,319

     (ii) Approved the Company's 1996 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 100,000 shares. (For-2,139,933; Against-558,742; Abstain-5,695)

     (iii) Ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending October 31, 1999. (For-2,686,748; Against-7,880; Abstain-9,742)

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

List  of  Exhibits:

     11.1     Statements  of  Computation  of  Net  Income  per  Share
     27.1     Financial  Data  Schedule

Reports  on  Form  8-K:

     No report on Form 8-K was filed by the Company during the quarter ended April 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 11, 1999.


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