Form 10-Q
period 1999-07-31
SBE INC
filed 1999-09-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

                           Yes       X     No
                                    ---            ----

The number of shares of Registrant's Common Stock outstanding as of August 31, 1999 was 2,835,905.

                                    SBE, INC.

                        INDEX TO JULY 31, 1999 FORM 10-Q


PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements


Condensed Consolidated Balance Sheets as of
   July 31, 1999 and October 31, 1998..........................................3

Condensed Consolidated Statements of Operations for the
   three and nine months ended July 31, 1999 and 1998..........................4

Condensed Consolidated Statements of Cash Flows for the
   nine months ended July 31, 1999 and 1998....................................5

Notes to Condensed Consolidated Financial Statements...........................6

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9

ITEM 3     Quantitative and Qualitative Disclosures about
           Market Risk........................................................14


PART II    OTHER INFORMATION

ITEM 6     Exhibits and Reports on Form 8-K...................................15


SIGNATURES....................................................................16

EXHIBIT.......................................................................17

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1999 AND OCTOBER 31, 1998
                                 (In thousands)


                                                     July 31,   October 31,
                                                       1999         1998
                                                   -----------  -----------
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                        $    2,484   $    3,381
  Restricted cash                                       2,449           --
  Trade accounts receivable, net                        2,369        3,837
  Inventories                                           1,744        1,754
  Deferred income taxes                                   240          240
  Other                                                   255          417
                                                   -----------  -----------
    Total current assets                                9,541        9,629

Property, plant and equipment, net                      1,259        1,330
Capitalized software costs, net                           317          185
Other                                                      39           39
                                                   -----------  -----------
    Total assets                                   $   11,156   $   11,183
                                                   ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                           $      948   $    1,375
  Accrued payroll and employee benefits                   220          321
  Other accrued expenses                                  248          323
                                                   -----------  -----------
    Total current liabilities                           1,416        2,019

Deferred tax liabilities                                  240          240
Deferred rent                                             361          391
                                                   -----------  -----------
    Total liabilities                                   2,017        2,650
                                                   -----------  -----------

Stockholders' equity:
  Common stock                                         10,890       10,016
  Note receivable from stockholder                       (744)          --
  Treasury stock                                         (146)          --
  Accumulated deficit                                    (861)      (1,483)
                                                   -----------  -----------
    Total stockholders' equity                          9,139        8,533
                                                   -----------  -----------
    Total liabilities and stockholders' equity     $   11,156   $   11,183
                                                   ===========  ===========


         See notes to condensed consolidated financial statements.



                                   SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1999 AND 1998
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                    Three months ended  Nine months ended
                                          July 31,          July 31,
                                       1999     1998     1999      1998
                                     -------  -------  --------  --------
Net sales                            $3,533   $4,041   $13,811   $12,897

Cost of sales                         1,466    1,603     4,994     4,969
                                     -------  -------  --------  --------

  Gross profit                        2,067    2,438     8,817     7,928

Product research and development      1,122      677     3,345     2,763

Sales and marketing                     903      884     2,861     3,431

General and administrative              565      735     2,134     2,382
                                     -------  -------  --------  --------

  Total operating expenses            2,590    2,296     8,340     8,576
                                     -------  -------  --------  --------

  Operating (loss) income              (523)     142       477      (648)

Interest and other income, net           77       12       176        92
                                     -------  -------  --------  --------

  (Loss) income before income taxes    (446)     154       653      (556)

Provision for income taxes               10       --       (31)       --
                                     -------  -------  --------  --------

  Net (loss) income                  $ (436)  $  154   $   622   $  (556)
                                     =======  =======  ========  ========

Basic (loss) earnings per share      $(0.15)  $ 0.06   $  0.22   $ (0.21)
                                     =======  =======  ========  ========

Diluted (loss) earnings per share    $(0.15)  $ 0.06   $  0.21   $ (0.21)
                                     =======  =======  ========  ========

Basic - Shares used
  in per share computations           2,875    2,674     2,855     2,662
                                     =======  =======  ========  ========

Diluted - Shares used
  in per share computations           2,875    2,705     2,983     2,662
                                     =======  =======  ========  ========


            See notes to condensed consolidated financial statements.



                                         SBE, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                       (In thousands)
                                        (Unaudited)


                                                               Nine months ended
                                                                   July 31,
                                                              ------------------
                                                                1999      1998
                                                              --------  --------
Cash flows from operating activities:
  Net income (loss)                                           $   622   $  (556)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 551       735
    Changes in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable          1,468    (1,082)
      Decrease (increase) in inventories                           10    (1,128)
      Decrease (increase) in other assets                         162      (400)
      (Decrease) increase in trade accounts payable              (427)       41
      Decrease in other liabilities                              (206)     (990)
                                                              --------  --------
        Net cash provided by (used in) operating activities     2,180    (3,380)
                                                              --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                            (400)     (921)
  Capitalized software costs                                     (212)     (146)
  Increase in restricted cash                                  (2,449)       --
                                                              --------  --------
        Net cash used in investing activities                  (3,061)   (1,067)
                                                              --------  --------

Cash flows from financing activities:
  Purchase of treasury stock                                     (146)       --
  Proceeds from stock plans                                       130       183
                                                              --------  --------
        Net cash provided by financing activities                 (16)      183
                                                              --------  --------

      Net decrease in cash and cash equivalents                  (897)   (4,264)

Cash and cash equivalents at beginning of period                3,381     5,569
                                                              --------  --------
Cash and cash equivalents at end of period                    $ 2,484   $ 1,305
                                                              ========  ========


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM PERIOD REPORTING:

These condensed consolidated financial statements are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the quarter and nine-month period ended July 31, 1999 are not necessarily indicative of expected results for the full 1999 fiscal year.

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


2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):


                       July 31,     October 31,
                         1999          1998
                     ------------  ------------

Finished goods       $      1,067  $      1,657
Parts and materials           677            97
                     ------------  ------------
                     $      1,744  $      1,754
                     ============  ============


3.     NET  EARNINGS  (LOSS)  PER  SHARE:

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share for the nine months ended July 31, 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the nine months ended July 31, 1999 and for the three months ended July 31, 1998 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to outstanding options to purchase 819,225 shares of the Company's common stock as of July 31, 1999. Common stock equivalents are excluded from the diluted loss per common share (LPS) calculations for the three months ended July 31, 1999 and for the nine months ended July 31, 1998, as they have the effect of decreasing LPS.

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


5.     LETTER  OF  CREDIT;  RESTRICTED  CASH:

During the quarter ended April 30, 1999 the Company established a letter of credit with a bank in connection with an arrangement with a vendor under which the Company will purchase parts valued at $2.7 million for use in products to be sold to Compaq Computer. The letter of credit was secured by $2.7 million of restricted cash and expires on September 30, 1999 with automatic six-month extensions. Due to subsequent purchases in connection with the arrangement, restricted cash has been reduced to $2.5 million as of July 31, 1999.


6.     REPURCHASE  OF  COMMON  STOCK:

In May 1999, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company's issued and outstanding common stock. During the third fiscal quarter of 1999, the Company repurchased 27,500 shares of its common stock in the open market for an aggregate purchase price of approximately $146,000. The Company is still authorized to repurchase an additional 72,000 shares under this plan. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.


7.     CONCENTRATION  OF  RISK:

In the first nine months of fiscal 1999, most of the Company's sales were attributable to sales of board-level products and were derived from a limited number of OEM customers. During this period, sales to Compaq Computer accounted for 74 percent of the Company's net sales. Also, Compaq Computer accounted for 65 percent of the Company's accounts receivable as of July 31, 1999. The Company expects that sales from Compaq will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 1999. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq and Lockheed Martin, could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company develops and delivers Wide Area Network (WAN) products, focusing on three different communications markets: open system platforms; telecommunications, aerospace, and industrial controls; and financial services.

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and of their product cycles causes fluctuations in the Company's operating results. This concentration, which is expected to continue, also makes it difficult to project future sales and operating results. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq and Lockheed Martin, could have a material adverse effect on the Company's business, operating results and financial condition.

The Company is pursuing a strategy to expand its sales to telecommunications equipment manufacturers (TEMs). This market is rapidly expanding and is demanding new solutions to deal with escalating bandwidth requirements and the deregulation of telephone services. The Company is investing a majority of its research and development spending to expand its product offering to this market. The Company is also attempting to form strategic partnerships with large server providers that offer equipment to TEMs. The Company believes that its technology, integration expertise and current position within the telecommunications market will allow for the expansion of sales in this market area.

In the quarter ended July 31, 1999, the Company expanded its relationship as part of Motorola Computer Group's (MCG) Embedded Connections Partner Program. This program is a development effort designed to create industry leading telecommunications and data communications product solutions through strategic partnering. Also during the quarter, ILX, a subsidiary of Thompson Corporation, selected SBE WanXL controllers to be integrated into its financial information system servers.

The Company is also expanding its current product line through partnerships with software providers. The Company recently released a line of products called PacketEyes, which combines acquired and licensed software with existing hardware platforms to extend the Company's products into the policy management market. The policy management market includes application solutions such as bandwidth management, network traffic reporting, security and quality of service management. This market area is new and developing and without a clear set of solutions. The Company believes that its products will offer a compelling economic solution to a number of application problems in this market area.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three and nine months ended July 31, 1999 and 1998. These operating results are not necessarily indicative of the Company's operating results for any future period.


                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                       JULY 31,             JULY 31,
                                     ------------         ------------
                                      1999   1998          1999   1998
                                     -----  -----         -----  -----
Net sales                             100%   100%          100%   100%
Cost of sales                          41     40            36     39
                                     -----  -----         -----  -----
  Gross profit                         59     60            64     61
                                     -----  -----         -----  -----
Product research and development       32     17            24     21
Sales and marketing                    26     22            21     27
General and administrative             16     18            15     18
                                     -----  -----         -----  -----
  Total operating expenses             74     57            60     66
                                     -----  -----         -----  -----
  Operating (loss) income             (15)     4             4     (5)
Interest and other income, net          2     --             1      1
                                     -----  -----         -----  -----
  (Loss) income before income taxes   (13)     4             5     (4)
Provision for income taxes             --     --            --     --
                                     -----  -----         -----  -----
  Net (loss) income                  (13)%     4%            5%   (4)%
                                     =====  =====         =====  =====


NET  SALES

Net sales for the third quarter of fiscal 1999 were $3.5 million, a 13 percent decrease from the third quarter of fiscal 1998. This decrease was primarily attributable to decreased sales of VME communication controller, netXpand(R) and WanXL products as compared to the third quarter of fiscal 1998. Sales of VME communication controller products decreased 5 percent and sales of netXpand products decreased 100 percent from the third quarter of fiscal 1998. The Company has discontinued commercial sales of netXpand products. Sales of WanXL products decreased 54 percent from the third quarter of fiscal 1998. Sales for the nine months ended July 31, 1999 were $13.8 million, up from $12.9 million for the same period of 1998, principally due to increased sales of communication controller products partially offset by decreased sales of netXpand and WanXL products. Sales of all product lines to individual customers in excess of 10 percent of net sales of the Company consisted of sales to Compaq Computer, which represented 74 percent of net sales in the first nine months of fiscal 1999. This compares to sales to Compaq Computer (formerly Tandem Computers) and Motorola, Inc. of 32 and 21 percent, respectively, of net sales in the first nine months of fiscal 1998. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

International sales constituted 4 percent and 7 percent of net sales in the first nine months of fiscal 1999 and the first nine months of fiscal 1998, respectively. The decrease in international sales is primarily attributable to decreased sales of netXpand products.

GROSS  PROFIT

Gross profit as a percentage of sales was 59 percent and 60 percent in the third quarter of fiscal 1999 and the third quarter of fiscal 1998, respectively. Gross profit as a percentage of sales in the first nine months of fiscal 1999 was 64 percent, up from 61 percent for the same period of 1998. The increases from fiscal 1998 to fiscal 1999 were primarily attributable to lower material costs and improved operational efficiencies.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.1 million in the third quarter of fiscal 1999, an increase of 66 percent from $677,000 in the third quarter of fiscal 1998. Product research and development costs for the first nine months of fiscal 1999 increased 21 percent from the same period of fiscal 1998. Recruiting and hiring engineers continues to be one of the Company's greatest challenges. Competition for qualified technical personnel, particularly in the San Francisco Bay Area, is intense. While a number of engineers have been hired during the past year, the Company is actively recruiting to fill several open positions and has engaged outside engineering consultants to assist in meeting certain project deadlines. This resulted in an increase in research and development expenses for the third quarter of 1999. The increases in research and development spending from fiscal 1998 to fiscal 1999 were a result of higher spending on new telecommunications product development. The Company expects that product research and development expenses will remain at current levels.

SALES  AND  MARKETING

Sales and marketing expenses for the third quarter of fiscal 1999 were $903,000, up from $884,000 in the third quarter of fiscal 1998. Sales and marketing expenses decreased 17 percent in the first nine months of fiscal 1999 from the same period of fiscal 1998. The decrease for the nine months was primarily due to lower marketing program costs for advertising and tradeshows. The Company expects sales and marketing expenses, as new products are announced, to increase from current expenditure levels.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the third quarter of fiscal 1999 were $565,000, a decrease of 23 percent from $735,000 in the third quarter of fiscal 1998. General and administrative expenses decreased 10 percent in the first nine months of fiscal 1999 from the same period of fiscal 1998. The decreased expenses are a result of lower outside costs and continued expense control efforts. In future periods, the Company expects that general and administrative expenses will remain consistent with current dollar levels.

INTEREST  AND  OTHER  INCOME  (EXPENSE),  NET

Interest  income  increased in the third quarter and first nine months of fiscal

1999  from  the  same  periods  of  fiscal  1998  due  to  higher cash balances.

INCOME  TAXES

The Company recorded a benefit from income taxes of $10,000 in the third quarter and a provision of $31,000 in the first nine months of fiscal 1999. The Company did not record any benefit for taxes in the third quarter or the first nine months of fiscal 1998 as the benefit derived from its net operating losses and unused tax credits was fully valued against. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

NET  INCOME  (LOSS)

As a result of the factors discussed above, the Company recorded a net loss of $436,000 in the third quarter of fiscal 1999 and net income of $154,000 in the third quarter of fiscal 1998. Net income for the first nine months of fiscal 1999 was $622,000, as compared to a net loss of $556,000 for the same period of 1998.


LIQUIDITY  AND  CAPITAL  RESOURCES

At July 31, 1999 the Company had cash and cash equivalents of $2.5 million, as compared to $3.4 million at October 31, 1998. In the first nine months of fiscal 1999, $2.2 million of cash was provided by operating activities, primarily as a result of net income of $622,000, a $1.5 million decrease in accounts receivable, $551,000 in depreciation and amortization, a $10,000 decrease in inventories, and a $162,000 decrease in other assets. These cash inflows were partially offset by a $2.5 million increase in restricted cash, a $427,000 decrease in accounts payable and a $206,000 decrease in other liabilities. Working capital at July 31, 1999 was $8.1 million, as compared to $7.6 million at October 31, 1998.

In the first nine months of fiscal 1999 the Company purchased $400,000 of fixed assets, consisting primarily of computer and engineering equipment. Software costs of $212,000 were also capitalized during the first nine months of 1999. The Company expects capital expenditures during fiscal 1999 to be less than fiscal 1998 levels.

The Company purchased $146,000 of treasury stock in the first nine months of 1999.

The Company received $130,000 in the first nine months of fiscal 1999 from employee stock option exercises and employee stock purchase plan purchases.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial instrument holdings at July 31, 1999 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

List  of  Exhibits:

     11.1     Statements  of  Computation  of  Net  Income  per  Share
     27.1     Financial  Data  Schedule

Reports  on  Form  8-K:

     No report on Form 8-K was filed by the Company during the quarter ended July 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 10, 1999.


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