Form 10-K
period 1999-10-31
SBE INC
filed 2000-01-31
CIK 87050

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------
 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934


          DATE OF REPORT: FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999


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

                           Commission File No. 0-8419

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price for the Registrant's Common Stock on December 31, 1999 as reported on the Nasdaq National Market, was $12,504,231. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 1999 was 2,905,861.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
(1) Proxy statement for Annual Meeting of Stockholders scheduled for March 21, 2000 - Part III

Exhibit Index on Page 22
Total Pages 44

                                    SBE, INC.

                                    FORM 10-K
                                    ---------

                                TABLE OF CONTENTS



PART I


  Item 1    Business                                                     3
  Item 2    Properties                                                  13
  Item 3    Legal Proceedings                                           13
  Item 4    Submission of Matters to a Vote of Security Holders         13

PART II

  Item 5    Market for The Registrant's Common Equity
            and Related Stockholder Matters                             14
  Item 6    Selected Financial Data                                     14
  Item 7    Management's Discussion and Analysis of
            Financial Condition and Results of Operations               15
  Item 7A   Quantitative and Qualitative Disclosures about Market Risk  19
  Item 8    Financial Statements and Supplementary Data                 19
  Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                      19

PART III

  Item 10   Directors and Executive Officers of the Registrant          20
  Item 11   Executive Compensation                                      21
  Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                              21
  Item 13   Certain Relationships and Related Transactions              21

PART IV

  Item 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                     22

SIGNATURES                                                              25

SCHEDULE                                                                42

EXHIBITS                                                                43

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

ITEM 1.     BUSINESS


OVERVIEW

SBE, Inc. (the "Company") designs, markets, sells and supports innovative communication controller solutions for the global communications marketplace. The Company's solutions enable both traditional carriers and new emerging carriers to rapidly deliver advanced communications products and services in order to compete effectively in today's fast-evolving public communications network environment. The Company's products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

Founded in 1961 as Linear Systems, Inc., the Company evolved from a supplier of radio communications equipment to a provider of comprehensive network communications solutions for original equipment manufacturers and end users. Over the last year the Company expanded its product lines to include its Highwire (tm) family of high performance telecommunications controllers. The Highwire family provides high bandwidth intelligent connectivity to servers designed to act as gateways and signaling points within telecommunication networks. The Highwire coprocessing controllers enable operators of wireline and wireless networks to deliver Intelligent Network (IN) and Advanced Intelligent Network (AIN) services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing, as well as digital wireless services such as Personal Communications Systems (PCS) and Global System for Mobile Telecommunications
(GSM). The Highwire products are designed for integration with standard server platforms that will enable traditional carriers and new telecom entrants to pursue cost-reduced and performance-enhanced network architectures based on Internet Protocol (IP), Asynchronous Transfer Mode (ATM) or other "packet" technologies. The Company is focusing substantial resources on the continued development, marketing and sales activities for the Highwire products.

The Company markets, sells and supports three lines of high-speed intelligent communications controller products: Highwire, WanXL and VMEbus. All of these products are sold primarily to original equipment manufacturers ("OEMs"). These products are often customized for a specific customer's application, and they support applications in a broad spectrum of industrial and commercial markets. Markets and application areas include cellular network data communication, data networking, process control, medical imaging, CAE/automated test equipment, military defense systems and telecommunications networks.

The Company's Highwire communications controllers leverage the Company's core technology strength into the telecommunications applications market. The

Company's WanXL products are designed for applications that require high-performance and high-speed communications capability such as financial data feed video feeds. The Company's VMEbus products are designed for high reliability industrial applications and are used in many wireline, wireless, and satellite based communications networks. All of these products are "intelligent," containing their own microprocessors and memory. This architecture allows these communications controllers to offload many of the lower-level communications tasks that would typically be performed by the host platform, improving overall system performance. All three product lines are supported by communications software developed by both the Company and a variety of third party partners.

RISK  FACTORS

DEPENDENCE ON A LIMITED NUMBER OF OEM CUSTOMERS. In fiscal 1999, most of the Company's sales were derived from a limited number of OEM customers. In fiscal 1999, sales to Compaq Computer accounted for 70 percent of the Company's net sales. The Company expects that sales from Compaq Computer will also constitute a substantial portion of the Company's net sales in fiscal 2000. Orders by the Company's OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq Computer and Lockheed Martin, would have a material effect on the Company's operating results and financial condition. In addition, there can be no assurance that the Company will become a qualified supplier with new OEM customers or that the Company will remain a qualified supplier with existing OEM customers.

FUTURE SUCCESS DEPENDENT ON NEW PRODUCT LINES. Since late 1998, the Company has focused a significant portion of its research and development, marketing and sales efforts on Highwire products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of the Company's products. If the Highwire products or other new products developed by the Company do not gain market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

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

NEED TO RECRUIT AND RETAIN QUALIFIED PERSONNEL. The Company's success also depends on its ability to continue to attract and retain additional highly talented personnel. Competition for qualified personnel in the networking industry, and in the San Francisco Bay Area, is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain additional skilled personnel as required.

DEPENDENCE ON KEY SUPPLIERS. The chipsets used in the Company's products are currently available only from Motorola. In addition, certain other components are currently available only from single suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, would have a material adverse effect on the Company's business, operating results and financial condition.

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

STOCK PRICE VOLATILITY. The trading price of the Company's Common Stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by the Company or its competitors, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating perform-ance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

YEAR  2000  COMPLIANCE.
----------------------

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

The Company believes it has identified substantially all of the major information systems used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company had already modified, upgraded and replaced systems that had been identified as potentially being adversely affected at the end of year 1999.

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

The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) increased work hours; and (c) other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business, financial condition or operating results.

PRODUCTS

The Company designs, markets, sells and supports innovative communications controller solutions for the global communications marketplace. The Company offers three principal lines of products: Highwire, WanXL and VMEbus. All three families offer a variety of intelligent communications controllers that enable computers to exchange data across networks.

Highwire Products. The Highwire products are focused on providing communications solutions to the telecommunications applications market. The telecommunications applications market is characterized as an Intelligent Network. The Intelligent Network (IN) utilizes out of band signaling to provide the basis for virtually all new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signaling information for call set up and routing. The signaling channel utilizes a protocol called SS7 (signaling system
7). Network operators utilize the IN architecture to increase the efficiency of their networks by offloading signaling traffic onto the SS7 network, thus freeing up trunk line capacity needed for revenue generating traffic.

A  second generation Intelligent Network called the Advanced Intelligent Network
(AIN) is used by carriers and service providers seeking to differentiate themselves by offering advanced voice and data communications services. The AIN is a network architecture and a set of standards designed to allow network operators to create, deploy and modify these services quickly and economically. AIN services represent the merging of telephony with database information through SS7 signaling. Such services include Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM.

Network operators are increasingly using SS7 networks as a source of competitive advantage to introduce new services through software changes in IN elements rather than in central office switches. The Company's Highwire products are designed to provide from 1 to 128 SS7 signaling channels per controller card and to integrate easily with the industry's leading applications providers.

WanXL Client/Server WAN products. The need to collect, store, analyze and distribute information in a secure, timely and efficient manner has become an integral part of operating a successful organization. Developments in computer technology have resulted in less reliance on centralized mainframes and greater reliance on distributed computing, which has led to the computer software architecture concept of "client/server" computing systems. Client/server computing systems typically provide for a large number of desktop computers, or clients, interconnected with one, or often more than one, file server. The server provides central resources to all remote computer users and provides common services such as printing, communications and data backup and information gateways to other local or distant client/server systems. The fundamental premise of this architecture relies heavily on computer networking for both LAN interconnections for desktop-to-server communications and WAN interconnections for server-to-server communications.

As a result of the growing installed base of client/server computing systems, the Company believes the market opportunity for client/server networking products is rapidly expanding. According to a recent industry study, the market for WAN access equipment was $2.8 billion in 1999, with increased demand in 2000.

The Company's WanXL products are specifically targeted to meet the interconnectivity needs of client/server systems. The Company offers a family of products with one to four ports per controller with various physical connection options and software features.

VMEbus Intelligent Communications Controller Products. Intelligent communications controller products are used to provide connectivity between a system such as a mini-computer or bridge/router and a local or wide area network. Communication controller products enable computers to exchange data in much the same way as the telephone system allows people to converse with one another. As computers become more pervasive in all areas of society, computer users are demanding greater productivity, efficiency and lower costs in their computer systems, which has led to the sharing of databases, software applications and computer peripheral equipment. Communications controllers have become a central component to connecting networks and computers to deliver information more efficiently.

The Company's VMEbus communications products target all four major protocol communications technologies for each of the bus architectures: Fiber Distributed Data Interface (FDDI), Token Ring, Ethernet and high-speed serial communications. The latter is a growing wide-area networking technology that enables computers to talk to one another using telephone lines. FDDI, Token Ring and Ethernet are local area networking technologies that offer a wide range of speed and reliability options.

The Company's strategy for its intelligent controller products is to expand its offerings to more segments of the market by adding software interfaces, improved performance and new technologies that will provide lower-cost solutions for high-speed, high-volume communication applications.

Other  Products
---------------

Single-Board Computer Products. The Company supplies high-performance single-board computers (SBC) for Multibus*foot1 Multibus is a Trademark of Intel Corporation. and VMEbus architectures. An SBC manages and processes the data that passes between the boards within a computer system. The Company's SBC products provide a high-speed interface for linking to peripherals and intelligent I/O controllers that accommodate plug-on modules for many industrial applications.

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

The following table shows sales by major product type as a percentage of net sales for fiscal 1999, 1998 and 1997.



---------------
*Multibus is a Tradmark of Intel Corporation

                                            Year Ended October 31,
                                        1999         1998         1997
                                        ------------------------------
                                           (percentage of net sales)

  VME Communication Controllers          92%          80%          72%
  WanXL products                          3            4           14
  Single Board Computer                   4            5            3
  Integrated Circuits                    --            6            1
  Other                                   1            5           10
                                        ----         ----         ----
                                        100%         100%         100%
                                        ====         ====         ====

DISTRIBUTION, SALES AND MARKETING

The Company primarily markets its Highwire and VMEbus intelligent communications controller products to OEMs and systems integrators. The Company sells its products both domestically and internationally using a direct sales force as well as through independent manufacturers' representatives. The Company also sells certain products directly to end users. The Company believes that its direct sales force is well suited to differentiate the Company's products from those of its competitors.

The Company's product sales are concentrated among a small number of customers and, consequently, the timing of significant orders from major customers has caused and is likely to continue to cause the Company's operating results to fluctuate. See "Risk Factors-Dependence on a Limited Number of OEM Customers."

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

RESEARCH  AND  DEVELOPMENT

The Company's product development efforts are focused principally on its strategic businesses, telecommunications applications, client/server internetworking and VMEbus intelligent communications controllers. The Company's experience in high-speed data communication creates opportunities to leverage its engineering investments and develop additional integrated products for simpler, more innovative communications solutions for customers. The development of new internetworking products, high-performance communications controllers and communications-related software is critical to attracting new and retaining existing customers.

During the past three years, the Company has developed communications products based on CPCIbus, PCIbus, VMEbus and EISA architecture. The Company has also redesigned and upgraded certain communications products to improve the products' performance and lower the products' manufacturing costs. In addition, the Company has acquired or licensed certain hardware products that have been integrated principally through the addition of software into the Company's product line.

During fiscal 1999, the Company focused the majority of its development efforts on the Highwire product line, and it expects to continue Highwire development, while also developing other new product platforms, in fiscal 2000.

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

COMPETITION

The market for telecommunications and client/server access products is highly competitive. Many of the Company's competitors have greater financial resources and are more established than the Company. Competition within the telecommunications market is fragmented principally by application segment. The Company's Highwire products compete with offerings from Radisys, Performance Technology, Artesyn, SBS Technology and Adax along with various other platform and controller products providers. The Company's VMEbus and WanXL communications controller products compete primarily with products from Digi
International,  Motorola,  Interphase  Corp.,  CMC,  a  Rockwell Company, Themis
Computers, Performance Technologies and various other companies on a product-by-product basis. To compete in this market the Company emphasizes the functionality, support, quality and price of its product in relation to its competitors as well as the Company's ability to customize the product or software to exactly meet the customer's needs.

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

BACKLOG

On December 31, 1999 the Company had a backlog of orders of approximately $6.9 million for shipment within the next 12 months. On December 31, 1998 the Company had a backlog of orders of approximately $4.4 million for shipment within the next 12 months. Because recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On January 3, 2000 the Company had 71 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages. The Company believes its employee relations are good.

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

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY &
            RELATED STOCKHOLDER MATTERS


                                         Fiscal quarter ended
                           ----------------------------------------------
    1999                   January 31    April 30     July 31  October 31
-------------------------------------------------------------------------

     High                     $  9.00     $  8.50     $  6.50     $  5.06
     Low                         6.63        4.19        4.63        3.50

    1998
     High                     $ 15.88     $  8.50     $  6.50     $  6.63
     Low                         7.00        6.25        3.13        2.88

The Company's common stock is quoted on the Nasdaq National Market under the symbol SBEI. The above table sets forth the high and low bid prices for 1999 and 1998 for the quarters indicated. The Company has not paid cash dividends on its common stock and anticipates that for the foreseeable future it would retain earnings for use in its business. As of December 31, 1999, the Company had 676 named stockholders of record.

ITEM 6.     SELECTED FINANCIAL DATA

(in thousands, except for per share
amounts and number of employees)

For years ended October 31,
  and at October 31                  1999     1998     1997      1996       1995
---------------------------------  -------  -------  -------  ---------  ---------
Net sales                          $18,022  $18,985  $24,970  $ 13,350   $ 19,368

Net income (loss)                  $    52  $   380  $ 3,333   ($9,625)   ($4,568)

Net income (loss) per share        $  0.05  $  0.13  $  1.23    ($4.51)    ($2.22)

Product research and development   $ 4,634  $ 3,592  $ 2,808  $  5,084   $  6,900

Working capital                    $ 7,102  $ 7,609  $ 7,492  $  2,049   $  7,644

Total assets                       $10,480  $11,183  $11,269  $  7,894   $ 14,978

Long-term obligations              $   503  $   631  $   925  $    757   $  1,218

Stockholders' equity               $ 8,490  $ 8,534  $ 7,966  $  3,981   $ 12,108

Shares outstanding                   2,895    2,680    2,641     2,233      2,074

Number of employees                     68       64       80        92        173

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

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuations in the Company's operating results. See "Item 1-Business-Risk Factors-Dependence on Limited Number of OEM Customers." The Company is attempting to diversify its sales with the introduction of new products that are targeted at large growing markets such as telecommunications and client/server. The Company's Highwire products are focused on the telecommunications applications market and the significant increases in communications activity that are driven by the convergence of traditional telephony applications with the Internet. While the Company believes the market for the Highwire product family is large, there can be no assurance that the Company will be able to succeed in penetrating this market and diversifying its sales. See "Item 1-Business-Risk Factors-Future Success Dependent on New Product Lines."

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 1999, 1998 and 1997. These operating results are not necessarily indicative of Company's operating results for any future period.


                                     YEAR ENDED OCTOBER 31,
                                     ----------------------

                                      1999   1998   1997

Net sales                              100%   100%   100%
Cost of sales                           37     40     49
                                      -----  -----  -----
    Gross profit                        63     60     51
Operating expenses:
    Product research and development    26     19     11
    Sales and marketing                 22     23     15
    General and administrative          16     17     15
                                      -----  -----  -----
     Total operating expenses           63     59     41
                                      -----  -----  -----
Operating income                         0      1     10
Gain on sale of assets                 ---    ---      3
Interest and other expense, net          1      1    ---
                                      -----  -----  -----
Income before taxes                      1      2     13
Income tax provision                   ---    ---    ---
                                      -----  -----  -----
Net income                              1 %     2%    13%
                                      =====  =====  =====

NET SALES

Net sales for fiscal 1999 were $18.0 million, a five percent decrease from fiscal 1998. Net sales for fiscal 1998 were $19.0 million, a 24 percent decrease from fiscal 1997. The decrease from fiscal 1998 to fiscal 1999 was primarily attributable to lower sales of VMEbus and Integrated Circuit products. The decrease from fiscal 1997 to fiscal 1998 was primarily attributable to lower sales of WanXL and VMEbus products and lower sales to integrators that distribute product primarily in Asia. Sales to individual customers in excess of 10 percent of net sales of the Company included net sales to Compaq of $12.6 million in fiscal 1999; net sales to Compaq and Motorola of $9.4 million and $2.8 million, respectively, in fiscal 1998; and net sales to Compaq, Motorola, and Silicon Graphics of $8.8 million, $3.8 million and $3.0 million, respectively, in fiscal 1997. Net sales to Motorola were $500,000 in fiscal 1999. Net sales to Silicon Graphics were $200,000 and $100,000 in fiscal 1998 and 1999, respectively. The Company expects to continue to experience fluctuation in product sales as large customers' needs change. See "Item
1-Business-Risk  Factors-Dependence  on  a  Limited  Number  of  OEM Customers."

International sales constituted 4 percent, 5 percent and 12 percent of net sales in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The decrease in international sales from fiscal 1997 is primarily attributable to lower demand in Asia.

GROSS  PROFIT

Gross profit as a percentage of sales was 63 percent, 60 percent and 51 percent in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The increase from fiscal 1998 to fiscal 1999 was primarily attributable to lower material costs and improved operational efficiencies. The increase from fiscal 1997 to fiscal 1998 was primarily attributable to discontinuance of low-margin netXpand products and improved operational efficiencies.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $4.6 million in fiscal 1999, $3.6 million in fiscal 1998 and $2.8 million in fiscal 1997, representing 26 percent, 19 percent and 11 percent of sales, respectively. The increase in research and development spending from fiscal 1998 to fiscal 1999 was a result of higher spending on new telecommunications product development. The increase in research and development spending from fiscal 1997 to fiscal 1998 was due to expanded software development programs for the WanXL product line. The Company expects that product research and development expenses will increase from fiscal 1999 levels as the Company focuses its resources on developing new telecommunications product offerings and enhancing its traditional board-level products. See "Item 1-Business-Risk Factors-Future Success Dependent on New Product Lines; -Rapid Technological Change; -Ongoing Product Development Requirements."

The Company capitalized no internal software development costs in fiscal 1999, fiscal 1998 or fiscal 1997. All previously capitalized software development costs have been fully amortized.

SALES  AND  MARKETING

Sales and marketing expenses for fiscal 1999 were $3.9 million, down 8 percent from $4.3 million in fiscal 1998. This decrease was due to lower marketing program costs for advertising and tradeshows. Sales and marketing expenses for fiscal 1997 were $3.8 million. The increase from fiscal 1997 to fiscal 1998 was due to expanded marketing programs and the establishment of an UK branch office. The Company expects sales and marketing expenses, as new products are announced, will increase slightly as a percentage of total sales from fiscal 1999 levels for the foreseeable future.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for fiscal 1999 decreased 14 percent from $3.3 million in fiscal 1998 to $2.8 million. General and administrative expenses for fiscal 1998 decreased 11 percent from $3.7 million in fiscal 1997. The decrease from fiscal 1998 to fiscal 1999 was a result of lower outside costs and continued expense control efforts. The decrease from fiscal 1997 to fiscal 1998 represents lower variable expenses for profit sharing and bonuses.

INTEREST  AND  OTHER  INCOME,  NET

Interest income increased in fiscal 1999 from fiscal 1998 due to higher cash balances in fiscal 1999. Interest income decreased in fiscal 1998 from fiscal 1997 due to lower cash balances in fiscal 1998. Interest expense remained constant from fiscal 1998 to fiscal 1999. Interest expense for fiscal 1998 decreased from fiscal 1997 due to the repayment of borrowings in fiscal 1997.

INCOME  TAXES

The Company recorded tax provisions of $1,600 and $31,600 in fiscal 1999 and fiscal 1998, respectively. The Company recorded a tax benefit of $82,000 in fiscal 1997 due to the application of certain credits to prior year returns. The Company's effective tax rate was 1 percent and 7 percent in fiscal 1999 and 1998, respectively. The Company has recorded a valuation allowance in fiscal 1999, 1998 and 1997 for certain deferred tax assets due to the uncertainty of realization. This valuation allowance increased from approximately $3.9 million in fiscal 1998 to $4.1 million in fiscal 1999. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

NET  INCOME

As a result of the factors discussed above, the Company recorded net income of $151,000, $380,000 and $3.3 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash and cash equivalents of $3.3 million and $3.4 million on October 31, 1999 and October 31, 1998, respectively. In fiscal 1999, $1.3 million of cash was provided by operating activities, principally as a result of a $547,000 decrease in accounts receivable, a $237,000 decrease in inventories and a $119,000 decrease in other assets, along with a $151,000 net income and $780,000 of non cash depreciation and amortization charges. These increases in cash were offset by a $440,000 decrease in trade accounts payable, a $93,000 decrease in other current liabilities, and a $46,000 decrease in non current liabilities. Working capital at October 31, 1999 was $7.1 million, as compared to $7.6 million at October 31, 1998.

In fiscal 1999 the Company purchased $847,000 of fixed assets, consisting primarily of an enterprise resource planning system, computers, and engineering equipment, and purchased $268,000 of capitalized software. The Company expects capital expenditures during fiscal 2000 to approximate the same level as fiscal 1999.

The Company received $164,000 in fiscal 1999 from employee stock option exercises and stock purchase plan purchases, a decrease of 13 percent from fiscal 1998 amounts.

In fiscal 1999, the Company made a loan to an officer and stockholder in the amount of $743,800 under a two-year recourse promissory note bearing an interest rate of 4.47 percent and collateralized by 145,313 shares of Common Stock of the Company. The loan was used to pay for the exercise of 139,400 shares of Company stock options and related taxes.

In May 1999, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company's issued and outstanding common stock. The Company repurchased 74,500 shares of its common stock in the open market for an aggregate purchase price of $358,000 in fiscal 1999. Repurchases may be made from time to time, subject to prevailing conditions, in the open market or in privately negotiated transactions.

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

The Company believes it has identified substantially all of the major information systems used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business. The Company had already modified, upgraded and replaced systems that had been identified as potentially being adversely affected at the end of year 1999.

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

The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) increased work hours; and (c) other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business, financial condition or operating results.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial Instrument holdings at October 31, 1999 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

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

None.

                                  PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors; Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------------------------

The information called for by Item 10 concerning the Company's directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 2000 (the "2000 Proxy Statement"). The information called for by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2000 Proxy Statement.

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


Name                  Age                 Position
--------------------  ---  ----------------------------------------

William B. Heye, Jr.   61  President and Chief Executive Officer

Timothy J. Repp        39  Vice President, Finance, Chief Financial
                           Officer, Treasurer and Secretary

Michael R. Coker       46  Vice President, Sales

David Schaetzel        43  Vice President, Engineering


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

Mr. Coker has been Vice President, Sales since December 1998. He joined the Company as Vice President, Sales in March 1996. From October 1996 to December 1998, he was Vice President, Sales and Marketing. From January 1993 to February 1996, he was President and Chief Executive Officer of Syskonnect, a provider of networking communication equipment. From October 1983 to December of 1993, Mr. Coker served in various senior management positions, including Vice President of International Sales, Vice President, Marketing and Director of Marketing at Vitalink, a provider of routers, bridges and networking products.

Mr. Schaetzel has been Vice President, Engineering since June 1999. He joined the Company as a Hardware Engineer in August 1997 and has served in various engineering management positions since then. From 1994 to June 1997, Mr. Schaetzel was an executive of Woodward Governor Co., a manufacturer of engine control systems. From 1992 to 1994, he was a consultant in microelectronics design, development and manufacturing. Prior to 1992, he was a manager at TRW, a manufacturer of electronic products.


ITEM 11.     EXECUTIVE  COMPENSATION

The information called for by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 2000 Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2000 Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the information in the section entitled "Certain Transactions" appearing in the 2000 Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)     Financial Statements
        --------------------

                                                                            Page
                                                                            ----

     Report of Independent Accountants                                        26

     Consolidated Balance Sheets at October 31, 1999 and 1998                 27

     Consolidated Statements of Operations for fiscal years 1999, 1998
          and 1997                                                            28

     Consolidated Statements of Stockholders' Equity for fiscal years 1999,
          1998 and 1997                                                       29

     Consolidated Statements of Cash Flows for fiscal years 1999, 1998
          and 1997                                                            30

     Notes to Consolidated Financial Statements                               31


(b)     Financial Statement Schedule
        ----------------------------

     Schedule II - Valuation and Qualifying Accounts                          42

All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(c)     Exhibits

     Exhibit                                                          Sequential
     Number     Description                                             Page No.
     ------     -----------                                           ----------

(e)     3.1     Certificate of Incorporation, as amended through
                December 15, 1997                                            ---

(i)     3.2     Bylaws, as amended through December 8, 1998                  ---

(f)    10.1     1996 Stock Option Plan, as amended                           ---

(a)    10.2     1991 Non-Employee Directors' Stock Option Plan, as amended   ---

(h)    10.3     1992 Employee Stock Purchase Plan, as amended                ---

(g)    10.4     1998 Non-Officer Stock Option Plan                           ---

(b)    10.5     Lease for 4550 Norris Canyon Road, San Ramon, California
                dated November 2, 1992 between the Company and
                PacTel Properties                                            ---

(c)    10.6     Amendment dated June 6, 1995 to lease for 4550 Norris
                Canyon Road, San Ramon, California, between the Company
                and CalProp L.P. (assignee of PacTel Properties)             ---

(d)    10.7     Asset Purchase Agreement between XeTel Corporation and
                the Company dated as of December 6, 1996                     ---

(e)    10.8     Letter of agreement to provide credit facilities between
                the Company and Comerica Bank - California, dated August 26,
                1997                                                         ---

(i)    10.9     Full Recourse Promissory Note executed by William B.
                Heye, Jr. in favor of the Company dated November 6, 1998     ---

       11.1     Statement re computation of per share earnings                43

       23.1     Consent of PricewaterhouseCoopers LLP, Independent Public
                Accountants                                                   44

       27.1     Financial Data Schedule                                       45


(d)          REPORTS ON FORM 8-K

               No report on Form 8-K was filed by the Company during the quarter Ended October 31, 1999.

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

     (d) Filed as an exhibit to the report on Form 8-K dated December 6, 1996 and incorporated herein by reference.

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

     (i) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

                                 SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SBE, Inc.
                                       (Registrant)


Dated:     January 31, 2000            By:     /s/ Timothy J. Repp
                                               -------------------
                                               Timothy J. Repp
                                               Chief Financial Officer
                                               and Vice President, Finance


Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, as of January 31, 2000.


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

/s/ Raimon L. Conlisk
---------------------
Raimon L. Conlisk                      Director, Chairman of the Board

/s/ Randall L-W. Caudill
------------------------
Randall L-W. Caudill                   Director

/s/ Ronald J. Ritchie
---------------------
Ronald J. Ritchie                      Director

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of SBE, Inc. and Subsidiary:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of SBE, Inc. and subsidiary as of October 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

November 23, 1999
San Francisco, California


SBE, INC.
CONSOLIDATED BALANCE SHEETS


October 31                                                                1999          1998
--------------------------------------------------------------------  ------------  ------------

ASSETS

Current assets:
     Cash and cash equivalents                                        $ 3,325,741   $ 3,381,021
     Trade accounts receivable, net                                     3,290,216     3,836,916
     Inventories                                                        1,517,290     1,753,771
     Deferred income taxes                                                158,000       239,986
     Other                                                                298,032       416,576
                                                                      ------------  ------------
             Total current assets                                       8,589,279     9,628,270

Property, plant and equipment, net                                      1,512,518     1,330,476
Capitalized software costs, net                                           338,300       185,084
Other                                                                      39,450        39,450
                                                                      ------------  ------------

                          Total assets                                $10,479,547   $11,183,280
                                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                           $   935,393   $ 1,374,569
     Accrued payroll and employee benefits                                320,353       321,049
     Accrued product warranties                                           101,049       207,444
     Other                                                                129,775       115,935
                                                                      ------------  ------------
             Total current liabilities                                  1,486,550     2,018,997

Deferred tax liabilities                                                  158,000       239,986
Deferred rent                                                             344,808       390,747
                                                                      ------------  ------------

     Total liabilities                                                  1,989,358     2,649,730
                                                                      ------------  ------------

Commitments and Contingencies (Note 7 and 11).

Stockholders' equity:
     Common stock and additional paid-in capital
            ($0.001 par value); authorized
             10,000,000 shares; issued and outstanding
             2,894,805 and 2,680,414 shares at
             October 31, 1999 and 1998, respectively                   10,923,509    10,016,181
     Note receivable from stockholder                                    (743,800)          ---
     Treasury stock                                                      (358,312)          ---
     Accumulated deficit                                               (1,331,208)   (1,482,631)
                                                                      ------------  ------------

                          Total stockholders' equity                    8,490,189     8,533,550
                                                                      ------------  ------------

                          Total liabilities and stockholders' equity  $10,479,547   $11,183,280
                                                                      ============  ============




The accompanying notes are an integral part of the consolidated financial statements.


SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended October 31            1999          1998          1997
------------------------------------  ------------  ------------  ------------
Net sales                             $18,021,512   $18,985,054   $24,970,427
Cost of sales                           6,687,975     7,518,068    12,151,883
                                      ------------  ------------  ------------

      Gross profit                     11,333,537    11,466,986    12,818,544

Product research and development        4,633,502     3,591,962     2,807,872
Sales and marketing                     3,949,527     4,295,030     3,833,801
General and administrative              2,820,495     3,268,098     3,686,890
                                      ------------  ------------  ------------

      Total expenses                   11,403,524    11,155,090    10,328,563

      Operating (loss) income             (69,987)      311,896     2,489,981

Gain on sale of assets                        ---           ---       684,502
Interest income                           223,363       100,405       101,546
Interest expense                             (352)         (352)      (24,858)
                                      ------------  ------------  ------------

      Income before income taxes          153,023       411,949     3,251,171

Provision (benefit) for income taxes        1,600        31,600       (82,010)
                                      ------------  ------------  ------------

Net income                            $   151,423   $   380,349   $ 3,333,181


Basic earnings per common share       $      0.05   $      0.14   $      1.33
                                      ============  ============  ============

Diluted earnings per common share     $      0.05   $      0.13   $      1.23
                                      ============  ============  ============

Basic - Shares used in per share
      computations                      2,849,349     2,666,707     2,501,786
                                      ============  ============  ============

Diluted - Shares used in per share
      computations                      2,908,613     2,890,740     2,703,423
                                      ============  ============  ============










The accompanying notes are an integral part of the consolidated financial statements.


SBE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 Common Stock and
                                         Preferred Stock     Additional Paid-in Capital  Notes Receivable
                                        Shares     Amount      Shares        Amount      from Stockholder
                                      ---------  ----------  -----------  ------------  -----------------
Balance, October 31, 1996                  113   $ 750,460    2,232,881   $ 8,426,315                ---

Stock retired/issued in connection
     with conversion to
     common stock                         (113)   (750,460)     240,083       750,460                ---

Stock issued in connection
     with exercise of stock warrants       ---         ---       42,539           ---                ---

Stock issued in connection
     with dividend on converted
     preferred shares                      ---         ---        8,836        31,558                ---

Stock issued in connection
     with stock option plans               ---         ---      102,588       570,988                ---

Stock issued in connection
     with stock purchase plan              ---         ---       13,612        49,516                ---

Net income                                 ---         ---          ---           ---                ---
                                      ---------  ----------  -----------  ------------  -----------------

Balance, October 31, 1997                  ---         ---    2,640,539     9,828,837                ---

Stock issued in connection
     with stock option plans               ---         ---       20,325       100,908                ---

Stock issued in connection
     with stock purchase plan              ---         ---       19,550        86,436                ---

Net income                                 ---         ---          ---           ---                   ---
                                      ---------  ----------  -----------  ------------  -----------------

Balance, October 31, 1998                  ---         ---    2,680,414    10,016,181                ---

Stock issued in connection
     with stock option plans               ---         ---      194,750       833,446                ---

Stock issued in connection
     with stock purchase plan              ---         ---       19,641        73,882                ---

Stock repurchase                           ---         ---          ---           ---                ---

Note receivable from stockholder           ---         ---          ---           ---   $       (743,800)

Net income                                 ---         ---          ---           ---                ---
                                      ---------  ----------  -----------  ------------  -----------------

Balance, October 31, 1999                  ---   $     ---    2,894,805   $10,923,509   $       (743,800)
                                      =========  ==========  ===========  ============  =================




                                         Treasury Stock      Accumulated
                                       Shares     Amount       Deficit       Total
                                      --------  ----------  ------------  ------------
Balance, October 31, 1996                 ---         ---   $(5,196,161)  $ 3,980,614

Stock retired/issued in connection
     with conversion to
     common stock                         ---         ---           ---           ---

Stock issued in connection
     with exercise of stock warrants      ---         ---           ---           ---

Stock issued in connection
     with dividend on converted
     preferred shares                     ---         ---           ---        31,558

Stock issued in connection
     with stock option plans              ---         ---           ---       570,988

Stock issued in connection
     with stock purchase plan             ---         ---           ---        49,516

Net income                                ---         ---     3,333,181     3,333,181
                                      --------  ----------  ------------  ------------

Balance, October 31, 1997                 ---         ---    (1,862,980)    7,965,857

Stock issued in connection
     with stock option plans              ---         ---           ---       100,908

Stock issued in connection
     with stock purchase plan             ---         ---           ---        86,436

Net income                                ---         ---       380,349       380,349
                                      --------  ----------  ------------  ------------

Balance, October 31, 1998                 ---         ---    (1,482,631)    8,533,550

Stock issued in connection
     with stock option plans              ---         ---           ---       833,446

Stock issued in connection
     With stock purchase plan             ---         ---           ---        73,882

Stock repurchase                       74,500   $(358,312)          ---      (358,312)

Note receivable from stockholder          ---         ---           ---      (743,800)

Net income                                ---         ---       151,423       151,423
                                      --------  ----------  ------------  ------------

Balance, October 31, 1999              74,500   $(358,312)  $(1,331,208)  $ 8,490,189
                                      ========  ==========  ============  ============










The accompanying notes are an integral part of the consolidated financial statements.


SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended October 31                                            1999          1998         1997
--------------------------------------------------------------------  ------------  ------------  -----------
Cash flows from operating activities:
  Net income                                                          $   151,423   $   380,349   $3,333,181
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                         779,821     1,020,708    1,083,274
    Gain from sales of property and equipment                                 ---           ---     (684,502)
    Costs and reserves related to sale of property and equipment              ---           ---     (442,585)
    Changes in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable                    546,700    (1,056,643)    (736,314)
      Decrease (increase) in inventories                                  236,481      (902,630)   1,890,215
      Decrease (increase) in other assets                                 118,544      (258,956)     (69,262)
      (Decrease) increase in trade accounts payable                      (439,176)      345,459      (55,703)
      (Decrease) increase in other current liabilities                    (93,271)     (704,706)     258,099
      Decrease in noncurrent liabilities                                  (45,939)      (21,134)         ---
                                                                      ------------  ------------  -----------
        Net cash provided by (used in) operating activities             1,254,583    (1,197,553)   4,576,403
                                                                      ------------  ------------  -----------

Cash flows from investing activities:
  Capital expenditures:
    Purchases of property and equipment                                  (846,829)     (970,843)    (290,464)
    Disposals of property and equipment                                       ---           ---    1,600,000
    Proceeds from sale of fixed assets                                        ---           ---        1,709
    Capitalized software costs                                           (268,250)     (206,800)         ---
                                                                      ------------  ------------  -----------
        Net cash (used in) provided by investing activities            (1,115,079)   (1,177,643)   1,311,245
                                                                      ------------  ------------  -----------

Cash flows from financing activities:
  Repayments of borrowing on line of credit                                   ---           ---     (980,340)
  Proceeds from stock plans                                               163,528       187,344      620,504
  Purchase of treasury stock                                             (358,312)          ---          ---
                                                                      ------------  ------------  -----------
        Net cash (used in) provided by financing activities              (194,784)      187,344     (359,836)
                                                                      ------------  ------------  -----------

      Net (decrease) increase in cash and cash equivalents                (55,280)   (2,187,852)   5,527,812

Cash and cash equivalents at beginning of year                          3,381,021     5,568,873       41,061
                                                                      ------------  ------------  -----------
Cash and cash equivalents at end of year                              $ 3,325,741   $ 3,381,021   $5,568,873
                                                                      ============  ============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                            $       352   $       352   $   24,858
                                                                      ============  ============  ===========
  Income taxes                                                        $    36,524   $   121,197   $    2,540
                                                                      ============  ============  ===========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock into common stock                       $       ---   $       ---   $  750,460
                                                                      ============  ============  ===========

Issuance of common stock in lieu of dividend on
  converted preferred stock                                           $       ---   $       ---   $   31,558
                                                                      ============  ============  ===========

Exercise of stock options in exchange for note receivable             $   743,800   $       ---   $      ---
                                                                      ============  ============  ===========




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

Use  of  Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include levels of reserves for doubtful accounts, obsolete inventory, warranty costs and deferred tax assets. Actual results could differ from those estimates.

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

When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the recognized in operations accounts and any gain or loss on such sale or disposal is recognized in operations accounts.

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

Capitalized  Software  Costs:

Capitalized software costs consist of costs to purchase software and to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization based on a straight-line method over a three-year estimated useful life. The Company evaluates the estimated net realizable value of each software product and records provisions to the asset value of each product for which the net book value is in excess of the net realizable value.

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

Product  Research  and  Development  Expenditures:

Product research and development (R&D) expenditures, except certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 1999, 1998 and 1997, direct costs incurred under R&D contracts were $6,000, $1,032 and $172,895, respectively, and reimbursements earned were $43,750, $7,250 and $338,470 , respectively.

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

Net  Earnings  Per  Common  Share:

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All historical earnings per share amounts have been restated to conform to the provisions of this Statement. Basic earnings per common share for the years ended October 31, 1999, 1998 and 1997 was computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the years ended October 31, 1999, 1998 and 1997 was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and include 59,264, 224,033, and 201,637 shares for the years ended October 31, 1999, 1998 and  1997  respectively.

Recent  Accounting  Pronouncements:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

Reclassifications:

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation with no effect on net income as previously reported.

2.     INVENTORIES

Inventories  at  October  31,  1999  and  1998  are  comprised of the following:


                             1999        1998
------------------------  ----------  ----------

    Finished goods        $  773,616  $1,656,650
    Parts and materials      743,674      97,121
                          ----------  ----------
                          $1,517,290  $1,753,771
                          ==========  ==========

3.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 1999 and 1998 are comprised of the following:


                                      1999        1998
---------------------------------  ----------  ----------

    Machinery and equipment        $6,536,207  $5,753,540
    Furniture and fixtures          1,062,264   1,015,905
    Leasehold improvements            320,276     320,276
                                   ----------  ----------
                                    7,918,748   7,089,721
    Less accumulated depreciation
      and amortization              6,406,230   5,759,245
                                   ----------  ----------

                                   $1,512,518  $1,330,476
                                   ==========  ==========

Depreciation and amortization expense totaled $664,787, $723,404 and $807,694 for the years ended October 31, 1999, 1998 and 1997, respectively.

4.     CAPITALIZED  SOFTWARE  COSTS

Capitalized software costs at October 31, 1999 and 1998 are comprised of the following:

                                  1999        1998
-----------------------------  ----------  ----------

Purchased software             $  584,166  $  315,916
Internally developed software     805,333     805,333
                               ----------  ----------
                                1,389,499   1,121,249
Less accumulated amortization   1,051,199     936,165
                               ----------  ----------
                               $  338,300  $  185,084
                               ==========  ==========

The Company capitalized $268,250 and $206,800 of purchased software costs in 1999 and 1998, respectively. No software costs were capitalized in 1997. Amortization of capitalized software costs totaled $115,034, $297,304 and $275,580 for the years ended October 31, 1999, 1998 and 1997, respectively.

5.     STOCKHOLDERS'  EQUITY

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

In connection with the sale of the Series A Preferred, the Company issued warrants to purchase an aggregate of 93,703 shares of Common Stock with an exercise price of $8.25 per share. As of October 31, 1997, all the warrants had been exercised on a net basis, which resulted in the issuance of 42,539 shares of Common Stock. All the warrants had expired in July 1999.

Additionally, during fiscal 1997, the Company issued 8,836 shares of Common Stock in lieu of $31,588 of dividends due on the convertible preferred stock.

On December 15, 1997, the Company reincorporated in the state of Delaware. In connection with this event, the Company increased the number of authorized shares of preferred stock to 2,000,000 shares and established a par value of $0.001 for both its common and preferred stock.

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

In May 1999, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company's issued and outstanding common stock. In fiscal 1999, the Company repurchased 74,500 shares of its common stock in the open market for an aggregate purchase price of approximately $358,312.

6.     INCOME  TAXES

The components of the provision for (benefit from) income taxes for the years Ended October 31, 1999, 1998 and 1997, are as follows:


                                                    1999    1998      1997
                                                   ------  -------  ---------
Federal:
    Current                                       $  ---  $18,000  $(83,610)
    Deferred                                         ---      ---       ---
  State:
    Current                                        1,600   13,600     1,600
    Deferred                                         ---      ---       ---
                                                  ------  -------  ---------
      Total provision (benefit) for income taxes  $1,600  $31,600  $(82,010)
                                                  ======  =======  =========

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                     1999    1998    1997
                                                    ------  ------  ------
    Statutory federal income tax rate                34.0%   34.0%   34.0%
    State taxes, net of federal income tax benefit    ---     ---     ---
    Change in valuation allowance                   (32.9)  (26.3)  (30.0)
    Refund of prior year taxes                        ---     ---    (5.5)
    Tax credits                                       ---     ---     ---
    Nontaxable interest income                        ---     ---     ---
    Other, net                                        ---     ---    (1.0)
                                                    ------  ------  ------
                                                      1.1%    7.7%  (2.5)%
                                                    ======  ======  ======

Significant components of the Company's deferred tax balances as of October 31, 1999 and 1998 are as follows:

                                                1999          1998
                                            ------------  ------------
Deferred tax assets:
    Current
      Accrued employee benefits             $    59,000   $    62,000
      Inventory allowances                      550,000       558,000
      Allowance for doubtful accounts            60,000        80,000
      Warranty accruals                          40,000        83,000

    Noncurrent
      Deferred rent                             156,000       164,000
      R&D credit carryforward                 1,358,000     1,115,000
      Alternative minimum tax carryforward      143,000       143,000
      Operating loss carryforward             1,413,000     1,252,000
      Investments                               130,000       130,000
      Capital loss carryforward                  74,000        74,000
                                            ------------  ------------
        Total deferred tax assets             3,274,000     3,661,000
                                            ------------  ------------
  Deferred tax liabilities:
    Noncurrent
      Depreciation                                9,000        48,000
      Capitalized software costs                149,000       192,000
                                            ------------  ------------
        Total deferred tax liabilities          158,000       240,000
                                            ------------  ------------

  Deferred tax asset valuation allowance     (4,141,000)   (3,901,000)
                                            ------------  ------------
    Net deferred tax assets                 $       ---   $       ---
                                            ============  ============

A valuation allowance was established to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance increased by $240,000 and $524,000 for the years ended
October 31, 1999 and 1998, respectively. The Company has research and experimentation tax credit carryforwards of $1,358,000 for federal and state tax purposes. These carryforwards expire in the periods ending 2007 through 2014. The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $3.6 million and $3.3 million, respectively, which expire in periods ending 2000 through 2019.

7.     COMMITMENTS

The Company leases all its buildings under noncancelable operating leases which expire at various dates through the year 2006. Future minimum lease payments under all operating leases, net of sublease proceeds, with initial or remaining noncancelable lease terms in excess of one year at October 31, 1999 are as follows:

Year ending October 31:
  2000                            $  424,333
  2001                               658,596
  2002                               677,717
  2003                               638,796
  2004                               638,796
  Thereafter                         904,961
                                  ----------

    Total minimum lease payments  $3,943,199
                                  ==========

Under the terms of the San Ramon, California building lease, rent includes the lessor's operating costs and is offset by sublease proceeds. The building lease also includes two five-year renewal options at market rates as defined by the lease. Rent expense under all operating leases for the years ended October 31, 1999, 1998 and 1997 was $588,734 (net of sublease proceeds of $360,000),
$657,142 (net of sublease proceeds of $363,750) and $664,409 (net of sublease proceeds of $328,911), respectively.

The Company is committed to purchase $2.7 million of electronics components from a vendor before February, 2000. As of October 31, 1999, the Company had purchased $469,000 of components from the vendor.

8.     STOCK  OPTION  AND  STOCK  PURCHASE  PLANS

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

At October 31, 1999 and 1998, 286,245 and 326,470 shares, respectively, were available for stock option grants under the 1996 Plan. A total of 64,200 and 100,300 shares were available for grant under the 1998 Plan at October 31, 1999 and 1998, respectively. A total of 65,750 and 52,000 shares were available for grant under the Non-Employee Director Plan at October 31, 1999 and 1998, respectively.

A  summary  of  the  activity  under  the stock option plans is set forth below:

                                                                     Weighted
                                                                      Average
                         Number of       Price Per      Aggregate    Exercise
                          Shares           Share          Price        Price
                      ---------------  --------------  ------------  ---------
[S]                   [C]              [C]             [C]           [C]
Outstanding at
    October 31, 1996         842,200    $4.13 -$13.00    5,545,900   $    6.59

  Granted                    222,100     3.69 - 17.25    1,296,903        5.84
  Terminated                (245,937)    3.75 - 13.50   (1,952,804)       7.94
  Exercised                 (102,588)     4.38 - 9.75     (571,011)       5.57
                      ---------------  --------------  ------------  ---------

  Outstanding at
    October 31, 1997         715,775     3.69 - 17.25    4,318,988        6.03

  Granted                    453,650     3.44 - 15.50    3,436,502        7.58
  Terminated                (324,100)    3.69 - 17.25   (2,838,040)       8.76
  Exercised                  (20,325)     3.69 - 8.93     (100,908)       4.96
                      ---------------  --------------  ------------  ---------

  Outstanding at
    October 31, 1998         825,000     3.44 - 13.00    4,816,541        5.84

  Granted                    418,500      3.50 - 8.63    2,808,974        6.71
  Terminated                (255,925)     3.44 - 9.50   (1,386,797)       5.42
  Exercised                 (194,750)     3.69 - 5.13     (833,446)       4.28
                      ---------------  --------------  ------------  ---------

  Outstanding at
    October 31, 1999         792,825     3.50 - 13.00    5,405,272        6.82
                      ===============                  ============

  Exercisable at
    October 31, 1999         266,233   $3.63 - $13.00  $ 1,669,993   $    6.27
                      ===============                  ============

The following table summarizes information with respect to stock options outstanding at October 31, 1999:

                            Options Outstanding            Options Exercisable
                            -------------------            -------------------

                                            Weighted
                                  Average       Weighted                Weighted
                   Number        Remaining       Average     Number     Average
   Range of     Outstanding   Contractual Life  Exercise  Exercisable   Exercise
Exercise Price  at 10/31/99       (years)         Price   at 10/31/999   Price
--------------  -----------  -----------------  --------  ------------  --------
[S]             [C]          [C]                [C]       [C]           [C]
$3.45 - $5.18       369,475         4.6           $4.72      171,433     $ 4.67
 5.18 -  6.90        77,750         5.5            5.60       21,675       5.37
 6.90 -  8.63       238,100         5.5            7.99       27,500       7.97
 8.63 - 10.35         5,000         0.4            9.50        5,000       9.50
10.35 - 12.08        22,500         3.1           10.50       16,875      10.50
12.08 - 13.00        80,000         5.1           13.00       23,750      13.00
                 -----------                                 --------

                    792,825                                  266,233
                 ===========                                 ========

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 200,000 shares of common stock have been reserved for issuance. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the stock's fair market value at specified dates. At October 31, 1999, 68 employees were eligible to participate in the Purchase Plan and 80,446 shares were available for issuance. In fiscal year 1999, 1998 and 1997, 19,641, 19,550 and 13,612 shares were issued under the Purchase Plan, respectively.

In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock options under its three plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net income (loss) would have been as follows:

Years ended October 31                     1999         1998        1997
                                       ------------  ----------  ----------

Pro forma net (loss) income            $(1,241,358)  $(983,566)  $2,516,518
Pro forma net (loss) income per share  $     (0.43)  $   (0.37)  $     0.93

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in years ended October 31    1999    1998    1997
                                            ------  ------  ------

Expected life (in years)                     5.00    5.00    6.45
Risk-free interest rate                      6.00%   4.50%   7.00%
Volatility                                  92.00%  91.00%  93.41%
Dividend yield                               0.00%   0.00%   0.00%

The weighted average estimated fair value of each option granted during fiscal 1999, 1998 and 1997 was $4.99, $7.53 and $5.32, respectively.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to November 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

9.     EMPLOYEE  SAVINGS  AND  INVESTMENT  PLAN

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

For the years ended October 31, 1999, 1998 and 1997, total expense under the above plan was $121,530, $173,847 and $279,899, respectively.

10.     CONCENTRATION  OF  CREDIT  RISK  AND  SIGNIFICANT  CUSTOMERS

The Company's trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Two customers accounted for 52 and 16 percent, respectively, of total accounts receivable at October 31, 1999, and one customer accounted for 80 percent of total accounts receivable at October 31, 1998. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for doubtful accounts for potential credit losses, and actual bad debt losses have not been material and have not exceeded management's expectations. Trade accounts receivable are recorded net of allowance for doubtful accounts of $150,000 and $200,000 at October 31, 1999 and 1998, respectively.

Sales to individual customers in excess of 10 percent of net sales of the Company included sales to Compaq Computer of $12.6 million in 1999; sales to Compaq Computer and Motorola of $9.4 million and $2.8 million, respectively, in 1998 and sales to Tandem Computers, Motorola, and Silicon Graphics of $8.8 million, $3.8 million and $3.0 million, respectively, in 1997. International sales accounted for 4 percent and 5 percent of total sales during fiscal 1999 and fiscal 1998, respectively.

11.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except                            First      Second      Third     Fourth
  per share amounts)                           Quarter     Quarter    Quarter    Quarter
-------------------------------------------  -----------  ---------  ---------  ---------

  1999:  Net sales                           $    6,518   $  3,760   $  3,533   $  4,211
         Gross profit                             4,267      2,483      2,067      2,517
         Net income (loss)                        1,230       (172)      (436)      (471)
         Basic earnings (loss) per share     $     0.44   $  (0.06)  $  (0.15)  $  (0.17)
         Diluted earnings (loss) per share   $     0.41   $  (0.06)  $  (0.15)  $  (0.17)

  1998:  Net sales                           $    4,444   $  4,412   $  4,041   $  6,088
         Gross profit                             2,722      2,768      2,438      3,539
         Net (loss) income                         (469)      (241)       154        936
         Basic (loss) earnings per share     $    (0.18)  $  (0.09)  $   0.06   $   0.35
         Diluted (loss) earnings per share   $    (0.18)  $  (0.09)  $   0.06   $   0.35


                                  SBE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


             Column A                   Column B         Column C         Column D         Column E
           ------------              --------------  ---------------   ---------------  -------------
                                        Balance at       Additions                        Balance at
                                        Beginning    charged to costs                       End of
            Description                 of Period      and expenses     Deductions (a)      Period
-----------------------------------  --------------  ----------------  ---------------  -------------
YEAR ENDED OCTOBER 31, 1999

Allowance for Doubtful Accounts       $    200,000               ---          (50,000)   $    150,000
Allowance for Obsolete Inventory         1,400,000           100,802         (119,432)      1,381,370
Allowance for Warranty Claims              207,445           (33,233)         (73,164)        101,049
Allowance for the Deferred Tax asset     3,901,000           240,000              ---       4,141,000

YEAR ENDED OCTOBER 31, 1998

Allowance for Doubtful Accounts       $    169,205            32,373           (1,578)   $    200,000
Allowance for Obsolete Inventory         1,022,463           353,461           24,076       1,400,000
Allowance for Warranty Claims              251,957            47,410          (91,922)        207,445
Allowance for the Deferred Tax asset     3,377,000           524,000              ---       3,901,000