Form 10-Q
period 2000-01-31
SBE INC
filed 2000-03-10
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

        [  ]     Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
              _____________________________________________________
             (Exact name of registrant as specified in its charter)

                Delaware                          94-1517641
     _______________________________       _________________________
     (State or other jurisdiction of        (I.R.S.  Employer
     incorporation or organization)         Identification  No.)


              4550 Norris Canyon Road, San Ramon, California 94583
              ______________________________________________________
              (Address of principal executive offices and zip code)

                                 (925) 355-2000
              ______________________________________________________

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

The number of shares of Registrant's Common Stock outstanding as of February 29, 2000 was 2,915,111.

                                         SBE,  INC.

                         INDEX TO JANUARY 31, 2000 FORM 10-Q



PART I         FINANCIAL INFORMATION

ITEM 1         Financial Statements

Condensed Consolidated Balance Sheets as of
   January 31, 2000 and October 31, 1999 . . . . . . . . . . . . . . . . . .3

Condensed Consolidated Statements of Operations for the
   three months ended January 31, 2000 and 1999. . . . . . . . . . .. . . . 4

Condensed Consolidated Statements of Cash Flows for the
   three months ended January 31, 2000 and 1999. . . . . . . . . . . . . . .5

Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . 6

ITEM 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . . 8

ITEM 3         Quantitative and Qualitative Disclosures about
               Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 12


PART II        OTHER INFORMATION

ITEM 6         Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


EXHIBIT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

PART  I.       FINANCIAL  INFORMATION
ITEM  1.       FINANCIAL  STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     JANUARY  31, 2000 AND OCTOBER 31, 1999
                                 (In thousands)


                                                  January 31,    October 31,
                                                     2000           1999
                                                 -------------  -------------
                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                        $      2,061   $      3,326
  Trade accounts receivable, net                        6,538          3,290
  Inventories                                           2,255          1,517
  Deferred income taxes                                   158            158
  Other                                                   618            298
                                                -------------  --------------
    Total current assets                               11,630          8,589

Property, plant and equipment, net                      1,529          1,513
Capitalized software costs, net                           319            338
Other                                                      39             40
                                                 -------------  -------------
    Total assets                                 $     13,517   $     10,480
                                                 =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                         $      2,469   $        935
  Accrued payroll and employee benefits                   636            320
  Accrued product warranties                              100            101
  Other accrued expenses                                  171            130
                                                 -------------  -------------
    Total current liabilities                           3,376          1,486

Deferred tax liabilities                                  158            158
Deferred rent                                             329            345
                                                 -------------  -------------
    Total liabilities                                   3,863          1,989
                                                 -------------  -------------

Stockholders' equity:
  Common stock                                         11,009         10,924
  Note receivable from stockholder                       (744)          (744)
  Treasury stock                                         (358)          (358)
  Accumulated deficit                                    (253)        (1,331)
                                                 -------------  -------------
    Total stockholders' equity                          9,654          8,491
                                                 -------------  -------------
    Total liabilities and stockholders' equity   $     13,517   $     10,480
                                                 =============  =============


                 See notes to condensed consolidated financial statements.

                                    SBE,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended January 31, 2000 and 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              Three months ended
                                                  January 31,
                                                 2000    1999
                                                ------  ------

Net  sales                                      $6,581  $6,518

Cost of sales                                    2,058   2,251
                                                ------  ------

  Gross profit                                   4,523   4,267

Product research and development                 1,333   1,005

Sales and marketing                              1,065     987

General and administrative                       1,038   1,033
                                                ------  ------

  Total operating expenses                       3,436   3,025
                                                ------  ------

  Operating income                               1,087   1,242

Interest and other (expense) income, net            33      39
                                                ------  ------

  Income before income taxes                     1,120   1,281

Provision for income taxes                          41      51
                                                ------  ------

  Net income                                    $1,079  $1,230
                                                ======  ======

Basic earnings per common share                 $ 0.38  $ 0.44
                                                ======  ======

Diluted earnings per common share               $ 0.37  $ 0.41
                                                ======  ======

Basic--shares used in per share computations     2,828   2,823
                                                ======  ======

Diluted--shares used in per share computations   2,946   3,030
                                                ======  ======

             See notes to condensed consolidated financial statements.


                                   SBE,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                 (In thousands)
                                   (Unaudited)
                                                            Three months ended
                                                                January 31,
                                                              2000      1999
                                                            --------  --------


Cash flows from operating activities:
  Net income                                                 $ 1,079  $ 1,230
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                267      177
    Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable        (3,247)   1,950
      (Increase) decrease in inventories                        (737)     (39)
      (Increase) decrease in other assets                       (321)     173
      Increase (decrease) in trade accounts payable            1,533     (573)
      Increase (decrease) in other current liabilities           357       97
      Increase (decrease) in noncurrent liabilities              (17)      (5)
                                                             -------- --------
        Net cash provided by (used in) operating activities   (1,086)   3,010
                                                             --------  -------
Cash flows from investing activities:
  Capital expenditures:
    Purchases of property and equipment                         (224)     (80)
    Capitalized software costs                                   (40)     (19)
                                                             -------- --------
        Net cash used in investing activities                   (264)     (99)
                                                             -------- --------
Cash flows from financing activities:
  Proceeds from stock plans                                       51       62
  Other                                                           34        -
                                                             -------- --------
        Net cash provided by financing activities                 85       62
                                                             -------- --------
      Net increase (decrease) in cash and cash equivalents    (1,265)   2,973

Cash and cash equivalents at beginning of period               3,326    3,381
                                                             -------- --------
Cash and cash equivalents at end of period                   $ 2,061  $ 6,354
                                                             ======== ========

        See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM  PERIOD  REPORTING:

These condensed consolidated financial statements are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of expected results for the full 2000 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

2.     INVENTORIES:

Inventories comprise the following (in  thousands):

                        January 31,    October 31,
                           2000            1999
                        ----------     --- -------

Finished  goods         $     999      $       773
Parts  and  materials       1,256              744
                        -----------    -----------
                        $   2,255      $     1,517
                        ==========     ===========

3.     NET EARNINGS PER SHARE:

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share for the three months ended January 31, 2000 and January 31, 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the three months ended January 31, 2000 and for the three months ended January 31, 1999 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to outstanding options to purchase 1,075,700 shares and 891,950 shares of the Company's common stock as of January 31, 2000 and January 31, 1999, respectively.

4.     CONCENTRATION OF RISK:

In the first three months of fiscal 2000 and 1999, most of the Company's sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to Compaq Computer accounted for 83 percent of the Company's net sales in the first three months of fiscal 2000 and 1999. Also, Compaq Computer accounted for 89 percent and 75 percent of the Company's accounts receivable as of January 31, 2000 and January 31, 1999, respectively. The Company expects that sales from Compaq will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 2000. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq, could have a material adverse effect on the Company's business, operating results and financial condition.

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

All of the Company's cash and cash equivalents are held in one large financial institution.

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1999, particularly in the section entitled "Item 1--Business--Risk Factors."

SBE, Inc. (the "Company") designs and sells products to meet the needs of traditional and converged telecommunication markets. The Company's products are designed for incorporation within high-end computer systems and integrated into signaling, switching and routing networks. They include SS7/AIN controllers for switch manufacturers, WAN interface adapters for workstations and servers, high-speed communications controllers for computer systems, and other specialized communications products. The Company's products are sold worldwide through direct sales, OEM, and System Integration partners.

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and of their product cycles causes fluctuations in the Company's operating results. This concentration, which is expected to continue, also makes it difficult to project future sales and operating results. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq, could have a material adverse effect on the Company's business, operating results and financial condition.

The Company is attempting to diversify its sales with the introduction of new products that are targeted at large growing markets within telecommunication industry. The Company's Highwire products are focused on the telecommunications applications market that is driven by the convergence of traditional telephony applications with the Internet. These products are designed to fully support the Solaris 8 Operating Environment. In addition, the Company partnered with Trillium Digital Systems and Data Connection Limited which will provide SS7 protocol software solutions for integration with the Company's Highwire products. There can be no assurance that the Company will be able to succeed in penetrating this market and diversifying its sales. The Company believes that to be successful in the telecommunications applications market it will need to continue to expand its product offerings through relationships with other software and equipment providers.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three months ended January 31, 2000 and 1999. These operating results are not necessarily indicative of the Company's operating results for any future period.


                               THREE MONTHS ENDED
                                  JANUARY 31,
                                  ------------

                                  2000   1999
                                  -----  -----
Net sales                          100%   100%
Cost of sales                       32     35
                                  -----  -----
  Gross profit                      68     65
                                  -----  -----
Product research and development    20     15
Sales and marketing                 16     15
General and administrative          16     16
                                  -----  -----
  Total operating expenses          52     46
                                  -----  -----
  Operating income                  16     19
Interest and other income, net       1      1
                                  -----  -----
  income before income taxes        17     20
Provision for income taxes           1      1
                                  -----  -----
  Net income                        16%    19%
                                  =====  =====



NET  SALES

Net sales for the first quarter of fiscal 2000 were $6.6 million, a 1 percent increase from the first quarter of fiscal 1999. Sales of VME communication controller products increased 1 percent and sales of PCIbus increased 76 percent from the first quarter of fiscal 1999. Sales to Compaq Computer represented 83 percent of net sales in the first quarter of fiscal 2000 and the first quarter of fiscal 1999. No other customer accounted for over 10 percent of sales. The Company expects to continue to experience fluctuation in communication
Controller product  sales  as  large  customers'  needs  change.

International sales constituted 3 percent and 4 percent of net sales in the first quarter of fiscal 2000 and the first quarter of fiscal 1999, respectively. The decrease in international sales was primarily attributable to decreased demand for our products in Asia.

GROSS  PROFIT

Gross profit as a percentage of sales in the first three months of fiscal 2000 was 69 percent, up from 65 percent for the same period of 1999. The increase from fiscal 1999 to fiscal 2000 was primarily attributable to lower material costs and a more favorable product mix.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.3 million in the first quarter of fiscal 2000, an increase of 33 percent from $1.0 million in the first quarter of fiscal 1999. The increase in research and development spending from fiscal 1999 to fiscal 2000 was a result of higher spending on new telecommunications product development. The Company expects that product research and development expenses will remain near the current expenditure levels for future periods.

SALES  AND  MARKETING

Sales and marketing expenses for the first quarter of fiscal 2000 were $1.1 million, an increase of 8 percent from $987,000 in the first quarter of fiscal 1999. The increase for the first quarter of fiscal 2000 was primarily due to higher marketing program costs for advertising and trade shows associated with new Highwire products. The Company expects sales and marketing expenses will remain near the current expenditure levels for future periods.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses were $1.0 million for the first quarter of fiscal 2000 and the first quarter of 1999. In future periods, the Company expects that general and administrative expenses may increase from current expenditure levels as a result of variable compensation to the extent the Company is successful in increasing its profitability.

INTEREST  AND  OTHER  INCOME,  NET

Interest income decreased in the first quarter of fiscal 2000 from the same periods in fiscal 1999 due to lower cash balances.

INCOME  TAXES

The Company recorded a provision from income taxes of $41,000 in the first quarter of fiscal 2000 and $51,000 in the first quarter of fiscal 1999. The Company's current effective income tax rate is lower than the statutory rate as operating loss and tax credit carryforwards are being recognized. The Company had net operating loss carryforwards for federal and state purposes of approximately of $3.6 million and $2.6 million, respectively, and research and experimentation tax credit carryforwards for federal and state purpose of $1.4 million as of October 31, 1999 that can be utilized to offset current and future tax liabilities.

NET  INCOME

As a result of the factors discussed above, net income for the first quarter of fiscal 2000 was $1.1 million, as compared to a net income of $1.2 million for the same period of 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES

At January 31, 2000 the Company had cash and cash equivalents of $2.1 million, as compared to $3.3 million at October 31, 1999. In the first three months of fiscal 2000, $1.1 million of cash was used in operating activities, primarily as a result of a $3.2 million increase in accounts receivable, a $737,000 increase in inventories, and a $321,000 increase in other assets. The accounts receivable increase was primarily a result of a sales increase. The inventory increase was a result of purchases of certain components to be used in the Company's VME products. The Company believes that it has acquired sufficient components to meet customer demand for the next three years. The other assets increase was primarily a result of deposits made to some vendors. These cash outflows were partially offset by $1.1 million in net income, $267,000 in depreciation and amortization, a $1.5 million increase in accounts payable, and a $357,000 increase in other current liabilities. The accounts payable increase was primarily a result of a sales increase. The other current liabilities increase was a result of various compensation increase. Working capital at January 31, 2000 was $8.3 million, as compared to $7.1 million at October 31, 1999.

In the first quarter of fiscal 2000 the Company purchased $224,000 of fixed assets, consisting primarily of computer and engineering equipment. Software costs of $40,000 were also capitalized during the first quarter of 2000. The Company expects capital expenditures will remain at current levels.

The Company received $51,000 in the first quarter of fiscal 2000 from employee stock option exercises and employee stock purchase plan purchases.

Based on the current operating plan, the Company anticipates that its current cash balances and anticipated cash flow from operations will be sufficient to meet its working capital needs over at least the next twelve months.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial instrument holdings at January 31, 2000 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

PART  II.    OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

List  of  Exhibits:

11.1      Statements  of  Computation  of  Net  Income  per  Share
27.1      Financial  Data  Schedule

Reports  on  Form  8-K:

     No report on Form 8-K was filed by the Company during the quarter ended January 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 10, 2000.


                                              SBE,  INC.
                                              ----------
                                              Registrant





                                         /s/  Timothy  J.  Repp
                                         ------------------------
                                         Timothy  J.  Repp
                                         Chief Financial Officer, Vice President
                                         of Finance and Secretary (Principal
                                         Financial and Accounting Officer)