Form 10-Q
period 2000-04-30
SBE INC
filed 2000-06-14
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

        [  ]     Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
              _____________________________________________________
             (Exact name of registrant as specified in its charter)

                       Delaware                     94-1517641
             ______________________________     ___________________
            (State or other jurisdiction of     (I.R.S.  Employer
             incorporation or organization)     Identification  No.)


              4550 Norris Canyon Road, San Ramon, California 94583

              (Address of principal executive offices and zip code)

                                 (925) 355-2000

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

The number of shares of Registrant's Common Stock outstanding as of May 31, 2000 was 3,033,044.

                                    SBE, INC.

                        INDEX TO APRIL 30, 2000 FORM 10-Q



PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements

Condensed  Consolidated  Balance  Sheets  as  of
   April  30,  2000  and  October  31,  1999                                 3

Condensed  Consolidated  Statements  of  Operations  for  the
   six  months  ended  April  30,  2000  and  1999                           4

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
   six  months  ended  April  30,  2000  and  1999                           5

Notes  to  Condensed  Consolidated  Financial  Statements                    6

ITEM  2     Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations                          8

ITEM  3     Quantitative  and  Qualitative  Disclosures  about
            Market  Risk                                                    12


PART  II     OTHER  INFORMATION

ITEM  4     Submission  of  Matters  to  a  Vote  of  Security  Holders     13

ITEM  6     Exhibits  and  Reports  on  Form  8-K                           13


SIGNATURES                                                                  14

EXHIBITS                                                                    15

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS


                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2000 AND OCTOBER 31, 1999
                                 (In thousands)

                                                  April 30,    October 31,
                                                    2000          1999
                                                 -----------  -------------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    3,221   $      3,326
  Trade accounts receivable, net                      6,420          3,290
  Inventories                                         3,159          1,517
  Deferred income taxes                                 158            158
  Other                                                 380            298
                                                 -----------  -------------
    Total current assets                             13,338          8,589

Property, plant and equipment, net                    1,636          1,513
Capitalized software costs, net                         315            339
Other                                                    39             39
                                                 -----------  -------------
    Total assets                                 $   15,328   $     10,480
                                                 ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                         $    1,895   $        935
  Accrued payroll and employee benefits               1,175            320
  Other accrued expenses                                355            231
                                                 -----------  -------------
    Total current liabilities                         3,425          1,486

Deferred tax liabilities                                158            158
Deferred rent                                           314            345
                                                 -----------  -------------
    Total liabilities                                 3,897          1,989
                                                 -----------  -------------

Stockholders' equity:
  Common stock                                       11,172         10,924
  Treasury stock                                       (409)          (358)
  Note receivable from stockholder                     (744)          (744)
  Retained earnings (accumulated deficit)             1,412         (1,331)
                                                 -----------  -------------
    Total stockholders' equity                       11,431          8,491
                                                 -----------  -------------
    Total liabilities and stockholders' equity   $   15,328   $     10,480
                                                 ===========  =============



         See notes to condensed consolidated financial statements.


                                                SBE, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                (In thousands, except per share amounts)
                                               (Unaudited)


                                             Three months ended    Six months ended
                                                 April 30,            April 30,
                                               2000     1999        2000     1999
                                              -------  -------     -------  -------

Net sales                                     $7,852   $3,760      $14,433  $10,278

Cost of sales                                  2,661    1,277        4,720    3,528
                                              -------  -------      -------  -------

  Gross profit                                 5,191    2,483        9,713    6,750

Product research and development               1,228    1,218        2,660    2,223

Sales and marketing                            1,192      971        2,324    1,958

General and administrative                     1,084      536        1,956    1,569
                                              -------  -------      -------  -------

  Total operating expenses                     3,504    2,725        6,940    5,750
                                              -------  -------      -------  -------

  Operating income (loss)                      1,687     (242)       2,773    1,000

Interest and other income, net                    31       60           63       99
                                              -------  -------      -------  -------

  Income (loss) before income taxes            1,718     (182)       2,836    1,099

Benefit from (provision for) income taxes        (52)      10          (93)     (41)
                                              -------  -------      -------  -------

  Net income (loss)                           $1,666   $ (172)      $2,743   $1,058
                                              =======  =======      =======  =======

Basic earnings (loss) per share               $ 0.58   $(0.06)      $ 0.97   $ 0.37
                                              =======  =======      =======  =======

Diluted earnings (loss) per share             $ 0.50   $(0.06)      $ 0.89   $ 0.35
                                              =======  =======      =======  =======

Basic - Shares used
  in per share computations                    2,863    2,870        2,840    2,846
                                              =======  =======      =======  =======

Diluted - Shares used
  in per share computations                    3,360    2,870        3,098    3,007
                                              =======  =======      =======  =======


             See notes to condensed consolidated financial statements.


                                      SBE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (In thousands)
                                     (Unaudited)


                                                                   Six months ended
                                                                        April 30,
                                                                  ------------------
                                                                    2000      1999
                                                                  --------  --------

Cash flows from operating activities:
  Net income                                                      $ 2,743   $ 1,058
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     519       373
    Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable             (3,130)    1,974
      (Increase) decrease in inventories                           (1,642)      216
      (Increase) decrease in other assets                             (82)      169
      Increase (decrease) in trade accounts payable                   960      (844)
      Increase (decrease) in other liabilities                        948       (87)
                                                                  --------  --------
        Net cash provided by operating activities                     316     2,859
                                                                  --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                                (523)     (145)
  Capitalized software costs                                          (95)     (127)
  Increase in restricted cash                                          --    (2,716)
                                                                  --------  --------
        Net cash used in investing activities                        (618)   (2,988)
                                                                  --------  --------

Cash flows from financing activities:
  Purchase of treasury stock                                          (51)       --
  Proceeds from stock plans                                           248        83
                                                                  --------  --------
        Net cash provided by financing activities                     197        83
                                                                  --------  --------

      Net decrease in cash and cash equivalents                      (105)      (46)

Cash and cash equivalents at beginning of period                    3,326     3,381
                                                                  --------  --------
Cash and cash equivalents at end of period                        $ 3,221   $ 3,335
                                                                  ========  ========







            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM  PERIOD  REPORTING:

These condensed consolidated financial statements of SBE, Inc. (the "Company") are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2000 are not necessarily indicative of expected results for the full 2000 fiscal year.

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

2.     INVENTORIES:

Inventories comprise the following (in thousands):

                       April 30,   October 31,
                         2000         1999
                      ----------  ------------

Finished goods        $      944  $        773
Parts and materials        2,215           744
                      ----------  ------------
                      $    3,159  $      1,517
                      ==========  ============

3.     NET  EARNINGS  (LOSS)  PER  SHARE:

Basic earnings per common share for the three and six months ended April 30, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the three and six months ended April 30, 2000 and for the six months ended April 30, 1999 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to outstanding options to purchase 1,073,204 shares and 780,975 shares of the Company's common stock as of April 30, 2000 and April 30, 1999, respectively. Common stock equivalents are excluded from the diluted loss per common share (EPS) calculation for the three months ended April 30, 1999, as they have the effect of diluting EPS.

4.     CONCENTRATION  OF  RISK:

In the first six months of fiscal 2000 and 1999, most of the Company's sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to Compaq Computer accounted for 83 percent and 73 percent of the Company's net sales in the first six months of fiscal 2000 and 1999, respectively. Also, Compaq Computer accounted for 82 percent and 52 percent of the Company's accounts receivable as of April 30, 2000 and April 30, 1999, respectively. The Company expects that sales to Compaq will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 2000. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq, could have a material adverse effect on the Company's business, operating results and financial condition.

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

5.     RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's first quarter of fiscal year 2001. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

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

SBE, Inc. (the "Company") designs and sells products to meet the combined needs of traditional circuit-switched and emerging packet-based telecommunication markets. The Company's products are designed for incorporation within high-end computer systems for integration into signaling, switching and routing networks. They include intelligent signalling controllers for switch manufacturers, WAN interface adapters for workstations and servers, high-speed communications controllers for computer systems and other specialized communications products. The Company's products are sold worldwide through direct sales, OEM and System Integration partners.

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and of their product cycles causes fluctuations in the Company's operating results. This concentration, which is expected to continue, also makes it difficult to project future sales and operating results. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq Computer, could have a material adverse effect on the Company's business, operating results and financial condition.

The Company is attempting to diversify its sales with the introduction of new products that are targeted at large growing markets within the telecommunications industry. The Company's Highwire products are focused on the telecommunications applications market that is driven by the convergence of traditional telephony applications with the Internet. There can be no assurance that the Company will be able to succeed in penetrating this market and diversifying its sales.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three and six months ended April 30, 2000 and 1999. These operating results are not necessarily indicative of the Company's operating results for any future period.



                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              APRIL 30,          APRIL 30,
                                              ---------          ---------
                                              2000   1999        2000   1999
                                             -----  -----       -----  -----
Net sales                                     100%   100%        100%   100%
Cost of sales                                  34     34          33     34
                                             -----  -----       -----  -----
  Gross profit                                 66     66          67     66
                                             -----  -----       -----  -----
Product research and development               16     32          18     22
Sales and marketing                            15     26          16     19
General and administrative                     14     14          14     15
                                             -----  -----       -----  -----
  Total operating expenses                     45     72          48     56
                                             -----  -----       -----  -----
  Operating income (loss)                      21     (6)         19     10
Interest and other income, net                  1      1           1      1
                                             -----  -----       -----  -----
  Income (loss) before income taxes            22     (5)         20     11
Benefit from (provision for) income taxes      (1)    --          (1)    (1)
                                             -----  -----       -----  -----
  Net income (loss)                            21%    (5)%        19%    10%
                                             =====   =====      =====  =====





NET  SALES

Net sales for the second quarter of fiscal 2000 were $7.9 million, a 109 percent increase from the second quarter of fiscal 1999. This increase was primarily attributable to increased sales of 211% to Compaq, whose products have become integrated into the Nextel wireless infrastructure and the Motorola SC series of wireless equipment. Sales of VME communication controller products increased 119 percent and sales of PCIbus increased 87 percent from the second quarter of fiscal 1999. Sales for the six months ended April 30, 2000 were $14.4 million, a 40% increase from the same period of 1999, principally due to increases in the above programs with Compaq. Sales to Compaq Computer represented 83 percent of net sales in the first six months of fiscal 2000 and 73 percent of net sales in the first six months of fiscal 1999. No other customer accounted for over 10 percent of sales. The Company expects to continue to experience fluctuation in communication controller product sales as large customers' needs change.

GROSS  PROFIT

Gross profit as a percentage of sales in the second quarter of fiscal 2000 and the second quarter of fiscal 1999 was 66 percent. Gross profit as a percentage of sales was 67 percent and 66 percent in the first six months of fiscal 2000 and fiscal 1999, respectively. The increase from fiscal 1999 to fiscal 2000 was primarily attributable to lower material costs and a more favorable product mix in the fiscal 2000 period.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.2 million in the second quarter of fiscal 2000 and the second quarter of fiscal 1999. Product research and development costs for the first six months of fiscal 2000 were $2.7 million, a 20 percent increase from the same period in 1999. The increase in research and development spending from fiscal 1999 to fiscal 2000 was a result of accelerated spending on new telecommunications product development to meet growing customer demand. The Company expects that product research and development expenses will remain near or slightly above the current expenditure levels for future periods.

SALES  AND  MARKETING

Sales and marketing expenses for the second quarter of fiscal 2000 were $1.2 million, an increase of 23 percent from $971,000 in the second quarter of fiscal 1999. Sales and marketing expenses were $2.3 million in the first six months of fiscal 2000, a 19 percent increase from the same period of fiscal 1999. The increases for fiscal 2000 were primarily due to higher marketing program costs for advertising and trade shows associated with new Highwire products. The
Company expects sales and marketing expenses will remain near the current expenditure levels for future periods.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses were $1.1 million for the second quarter of fiscal 2000, an increase of 102 percent from $536,000 in the second quarter of 1999. General and administrative expenses were $2.0 million in the first six months of fiscal 2000, a 25 percent increase from the same period of fiscal 1999. These increases were due to increases in compensation programs for retirement and bonus plans which were tied to company profitability. In future periods, the Company expects that general and administrative expenses may increase from current expenditure levels as a result of variable compensation to the extent the Company is successful in increasing its profitability.

INTEREST  AND  OTHER  INCOME,  NET

Interest and other income, net decreased in the second quarter and the first six months of fiscal 2000 from the same periods in fiscal 1999 due to lower cash balances.

INCOME  TAXES

The Company recorded a provision for income taxes of $52,000 in the second quarter of fiscal 2000 and a benefit from income taxes of $10,000 in the second quarter of fiscal 1999. The Company recorded a provision for income taxes of $93,000 and $41,000 in the first six months of fiscal 2000 and fiscal 1999, respectively. The Company's current effective income tax rate is lower than the statutory rate as operating loss carryforwards are being utilized to offset taxable income. The Company had net operating loss carryforwards for federal and state purposes of approximately of $3.6 million and $2.6 million, respectively, and research and experimentation tax credit carryforwards for federal and state purpose of $1.4 million as of October 31, 1999 that can be utilized to offset current and future tax liabilities.

NET  INCOME

As a result of the factors discussed above, the Company recorded net income of $1.7 million in the second quarter of fiscal 2000 and a net loss of $172,000 in the second quarter of fiscal 1999. Net income for the first six months of fiscal 2000 was $2.7 million, as compared to net income of $1.1 million for the same period of 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

At April 30, 2000 the Company had cash and cash equivalents of $3.2 million, as compared to $3.3 million at October 31, 1999. In the first six months of fiscal 2000, $316,000 of cash was provided by operating activities, primarily as a result of $2.7 million in net income, a $960,000 increase in accounts payable, a $948,000 increase in other liabilities, and $519,000 in depreciation and amortization, offset by a $3.1 million increase in accounts receivable and a $1.6 million increase in inventories. The accounts payable increase was due primarily to additional cost of sales resulting from increased sales volume. The other current liabilities increase was a result of various compensation increases. The accounts receivable increase was primarily a result of increased sales. The inventory increase was a result of purchases of certain end of life components to be used in the Company's VME products. The Company believes that it has acquired sufficient components to meet forecasted customer demand over the next few years, and is actively working with the applicable customers to help them transition to new product platforms. Working capital at April 30, 2000 was $9.9 million, as compared to $7.1 million at October 31, 1999.

In the first six months of fiscal 2000 the Company purchased $523,000 of fixed assets, consisting primarily of computer and engineering equipment. Software costs of $95,000 were also capitalized during the first six months of 2000. The Company expects capital expenditures will remain at current levels for the foreseeable future.

The Company received $248,000 in the first six months of fiscal 2000 from employee stock option exercises and employee stock purchase plan purchases.

Based on the current operating plan, the Company anticipates that its current cash balances and anticipated cash flow from operations will be sufficient to meet its working capital needs over at least the next 12 months.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial instrument holdings at April 30, 2000 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) The annual meeting of stockholders of the Company was held on Tuesday, March 21, 2000, at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The  stockholders  approved  the  following  two  items:

     (i) Elected one director to hold office until the 2003 Annual Meeting of Stockholders:

                                        For          Against
                                        ---          -------
     William  B.  Heye,  Jr.      2,742,643           11,293

     (ii) Ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending October 31, 2000. (For--2,747,370; Against--1,431; Abstain--5,135)

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

List  of  Exhibits:

     11.1     Statements  of  Computation  of  Net  Income  per  Share
     27.1     Financial  Data  Schedule

Reports  on  Form  8-K:

     No report on Form 8-K was filed by the Company during the quarter ended April 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 14, 2000.


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