Form 10-Q
period 2000-07-31
SBE INC
filed 2000-09-14
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

The number of shares of Registrant's Common Stock outstanding as of September 8, 2000 was 3,068,815.

                                    SBE, INC.

                        INDEX TO JULY 31, 2000 FORM 10-Q



PART  I     FINANCIAL INFORMATION

ITEM  1     Financial Statements

Condensed Consolidated Balance Sheets as of
   July 31, 2000 and October 31, 1999                                          3

Condensed Consolidated Statements of Operations for the
   nine months ended July 31, 2000 and 1999                                    4

Condensed Consolidated Statements of Cash Flows for the
   nine months ended July 31, 2000 and 1999                                    5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              9

ITEM 3     Quantitative and Qualitative Disclosures about
              Market Risk                                                     13


PART II     OTHER INFORMATION


ITEM 6     Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                    15

EXHIBITS                                                                      16

PART  I.       FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS


                                      SBE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          JULY 31, 2000 AND OCTOBER 31, 1999
                                    (In thousands)

                                                             July 31,    October 31,
                                                               2000         1999
                                                            ----------  -------------
                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $   6,953   $      3,385
  Trade accounts receivable, net                                4,701          3,589
  Inventories                                                   4,319          1,864
  Deferred income taxes                                           158            158
  Other                                                           257            320
                                                            ----------  -------------
    Total current assets                                       16,388          9,316

Property, plant and equipment, net                              1,749          1,558
Capitalized software costs, net                                   338            338
Other                                                              69             51
                                                            ----------  -------------
    Total assets                                            $  18,544   $     11,263
                                                            ==========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                    $   2,234   $      1,120
  Accrued payroll and employee benefits                         1,241            449
  Other accrued expenses                                          912            555
                                                            ----------  -------------
    Total current liabilities                                   4,387          2,124

Deferred tax liabilities                                          158            158
Deferred rent                                                     301            345
Other                                                             142             --
                                                            ----------  -------------
    Total liabilities                                           4,988          2,627
                                                            ----------  -------------

Stockholders' equity:
  Common stock                                                 13,801         12,534
  Deferred stock compensation                                    (204)          (122)
  Treasury stock                                                 (404)          (353)
  Note receivable from stockholder                               (744)          (744)
  Retained earnings (accumulated deficit)                       1,107         (2,679)
                                                            ----------  -------------
    Total stockholders' equity                                 13,556          8,636
                                                            ----------  -------------
    Total liabilities and stockholders' equity              $  18,544   $     11,263
                                                            ==========  =============


             See notes to condensed consolidated financial statements.



                                            SBE, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2000 AND 1999
                             (In thousands, except per share amounts)
                                           (Unaudited)


                                             Three months ended     Nine months ended
                                                   July 31,             July 31,
                                               2000       1999       2000      1999
                                             --------  --------    --------  --------
Net sales                                    $ 7,835   $ 3,919     $23,748   $15,134
Cost of sales                                  2,946     1,605       8,279     5,608
                                             --------  --------    --------  --------
  Gross profit                                 4,889     2,314      15,469     9,526
Product research and development               1,466     1,257       4,176     3,709
Sales and marketing                            1,078     1,097       3,475     3,277
General and administrative                     1,061       620       3,563     2,298
Acquisition costs                                383        --         383        --
                                             --------  --------    --------  --------

  Total operating expenses                     3,988     2,974      11,597     9,284
                                             --------  --------    --------  --------
  Operating income (loss)                        901      (660)      3,872       242
Interest and other income, net                    38        77         104       179
                                             --------  --------    --------  --------
  Income (loss) before income taxes              939      (583)      3,976       421
Benefit from (provision for) income taxes        (97)       10        (190)      (32)
                                               ------  --------    --------  --------
  Net income (loss)                          $   842   $  (573)    $ 3,786   $   389
                                             ========  ========    ========  ========
Basic earnings (loss) per share              $  0.26   $ (0.18)    $  1.21   $  0.13
                                             ========  ========    ========  ========
Diluted earnings (loss) per share            $  0.21  $  (0.18)    $  1.02   $  0.12
                                             ======== =========    ========  ========
Basic - shares used
  in per share computations                    3,238     3,100       3,141     3,054
                                             ========  ========    ========  ========
Diluted - shares used
  in per share computations                    3,989     3,100       3,703     3,275
                                             ========  ========    ========  ========

             See notes to condensed consolidated financial statements.

                                         SBE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                       (In thousands)
                                        (Unaudited)


                                                                   Nine months ended
                                                                       July 31,
                                                                  ------------------
                                                                    2000      1999
                                                                  --------  --------
Cash flows from operating activities:
  Net income                                                      $ 3,786   $   389
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     819       572
    Amortization of Deferred stock compensation                       (82)       --
    Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable             (1,112)    1,358
      Increase in inventories                                      (2,455)     (152)
      Decrease in other assets                                         45       205
      Increase (decrease) in trade accounts payable                 1,114      (532)
      Increase in other liabilities                                 1,248       217
                                                                  --------  --------
        Net cash provided by operating activities                   3,363     2,057
                                                                  --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                                (818)     (421)
  Capitalized software costs                                         (193)     (212)
  Increase in restricted cash                                          --    (2,449)
                                                                  --------  --------
        Net cash used in investing activities                      (1,011)   (3,082)
                                                                  --------  --------

Cash flows from financing activities:
  Purchase of restricted stock                                        (51)     (146)
  Proceeds from stock plans                                         1,267       130
                                                                  --------  --------
        Net cash provided by (used in) financing activities         1,216       (16)
                                                                  --------  --------

      Net increase (decrease)
        in cash and cash equivalents                                3,568    (1,041)

Cash and cash equivalents at beginning of period                    3,385     3,555
                                                                  --------  --------
Cash and cash equivalents at end of period                        $ 6,953   $ 2,514
                                                                  ========  ========


             See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM  PERIOD  REPORTING:

These condensed consolidated financial statements of SBE, Inc. (the "Company") are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The condensed consolidated financial statements of the Company include the financial position and results of operation of LAN Media Corporation, which the Company acquired on July 14, 2000, (See note 5). The merger was accounted for as a pooling of interests, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. The results of operations for the nine months ended July 31, 2000 are not necessarily indicative of expected results for the full 2000 fiscal year.

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

MANAGEMENT  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from these estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):

                        July 31,          October 31,
                          2000               1999
                        --------          -----------

Finished goods          $  1,898          $      897
Parts and materials        2,421                 967
                        --------          -----------
                        $  4,319          $    1,864
                        ========          ===========

3.     NET  EARNINGS  (LOSS)  PER  SHARE:

Basic earnings per common share for the three and nine months ended July 31, 2000 and 1999 were computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the three and nine months ended July 31, 2000 and for the nine months ended July 31, 1999 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to outstanding options to purchase 750,975 shares and 220,900 shares of the Company's common stock at July 31, 2000 and July 31, 1999, respectively. Common stock equivalents are excluded from the diluted loss per common share (LPS) calculation for the three months ended July 31, 1999, as they have the effect of decreasing LPS.

4.     CONCENTRATION  OF  RISK:

In the first nine months of fiscal 2000 and 1999, most of the Company's sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to Compaq Computer Corporation accounted for 73 percent and 67 percent of the Company's net sales in the first nine months of fiscal 2000 and 1999, respectively. Also, Compaq Computer accounted for 73 percent and 45 percent of the Company's accounts receivable as of July 31, 2000 and July 31, 1999, respectively. The Company expects that sales to Compaq will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 2000. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq, could have a material adverse effect on the Company's business, operating results and financial condition.

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

5.     MERGER  WITH  LAN  MEDIA  CORPORATION

On July 14, 2000 the Company acquired LAN Media Corporation ("LMC"), a privately held manufacturer of wide area networking adapter products headquartered in Sunnyvale, California. As a result, the outstanding LMC common stock was converted into approximately 316,000 shares of SBE common stock, based on an exchange ratio of approximately 12.51 shares of LMC common stock for each share of SBE common stock. The acquisition was accounted for as a pooling -of interests under Accounting Principles Board Opinion No. 16 and, accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position and all intercompany transactions have been eliminated. As a result of the acquisition, the company recorded a charge of $383,000 consisting primarily of fees for attorneys, accountants and financial printing.

Consolidated results of operations for the period November 1, 1999 through July 31, 2000 of the Company and LMC on a stand-alone basis are as follows (in thousands of dollars):

                                 SBE       LMC      Combined
                               ------     -----     --------

               Net  sales      20,918     2,830       23,748
               Net  Income      3,292       494        3,786


6.     RECENT  ACCOUNTING  PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1999, particularly in the section entitled "Item 1--Business--Risk Factors.

SBE, Inc. designs, markets, sells and supports high-speed intelligent communications controller and software products for use in telecommunications systems worldwide. Our products enable both traditional and emerging telecommunications service providers to deliver advanced communications products and services, which we believe help these providers compete more effectively in today's highly competitive telecommunications service market.

We depend, and expect to remain dependent, on a small number of OEM customers, particularly Compaq Computer Corporation. If any of our major customers, especially Compaq, reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Sales to Compaq Computer accounted for 73 percent of our net sales in the nine months ended July 31, 2000 and 70 percent, 49 percent and 35 percent of our net sales in fiscal 1999, 1998 and 1997. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. We are attempting to diversify our sales with the introduction of new products that are targeted at large growing markets within the telecommunications industry. Our Highwire products are focused on the telecommunications applications market. We believe the growth in this market is driven by the convergence of traditional telephony applications with the Internet. There can be no assurance that we will be able to succeed in penetrating this market and diversifying our sales.

On July 14, 2000, we acquired LAN Media Corporation, a privately held wide area networking adapter company headquartered in Sunnyvale, California. In the acquisition, we issued approximately 316,000 shares of our common stock for all LAN Media's outstanding common stock. We also assumed all outstanding options to acquire LAN Media common stock. The acquisition was accounted for as a pooling of interests under Principles Board Opinion No. 16. Accordingly, our financial statements have been restated for all periods prior to the merger to reflect the combined results of operations, financial position and cash flows. In connection with the acquisition, we recorded a charge to operating expenses of $383,000 for acquisition-related costs in the fiscal third quarter ended July 31, 2000.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended July 31, 2000 and 1999. These operating results are not necessarily indicative of our operating results for any future period.


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                         -------------------  ------------------
                                              JULY 31,             JULY 31,
                                            ------------        ------------
                                             2000  1999          2000   1999
                                            -----  -----        -----  -----
Net sales                                    100%  100%          100%   100%
Cost of sales                                 38    41            35     37
                                            -----  -----        -----  -----
  Gross profit                                62    59            65     63
                                            -----  -----        -----  -----
Product research and development              19    32            18     24
Sales and marketing                           14    28            15     22
General and administrative                    13    16            15     15
Acquisition costs                              5    --             1     --
                                            -----  -----        -----  -----
  Total operating expenses                    51    76            49     61
                                            -----  -----        -----  -----
  Operating income (loss)                     11   (17)           16      2
Interest and other income, net                 1     2             1      1
                                            -----  -----        -----  -----
  Income (loss) before income taxes           12   (15)           17      3
Benefit from (provision for) income taxes     (1)     --          (1)    --
                                            -----  -----        -----  -----
  Net income (loss)                           11%  (15)%          16%     3%
                                            =====  =====        =====  =====


NET  SALES

Net sales for the third quarter of fiscal 2000 were $7.8 million, a 100 percent increase from the third quarter of fiscal 1999. This increase was primarily attributable to increased sales of 105 percent to Compaq. Some of the Compaq products into which our products are incorporated have become integrated into the Nextel wireless infrastructure and the Motorola SC series of wireless equipment. The increase in net sales is also attributable to a 300 percent increase in sales of WAN adapter products by LAN Media Corporation. This increase is primarily due to increased sales to large telecommunications network providers. Net sales for the nine months ended July 31, 2000 were $23.7 million, a 57 percent increase from the same period of 1999, principally due to increases in sales to Compaq and sales of WAN adapter products. Sales to Compaq and Lucent represented 69 and 13 percent of net sales in the third quarter ended July 31, 2000. Sales to Compaq represented 67 percent of net sales for the same period of 1999. Sales to Compaq represented 73 and 67 percent of sales for the nine months ended July 31, 2000 and 1999, respectively. No other customer accounted for over 10 percent of sales in either the three or nine month periods. We expect to continue to experience fluctuation in product sales as large customers' needs change.

GROSS  PROFIT

Gross profit as a percentage of sales in the third quarter of fiscal 2000 was 62 percent, and 59 percent during the third quarter of fiscal 1999. Gross profit as a percentage of sales was 65 percent in the nine months ended July 31, 2000 and 63 percent in the nine months ended July 31, 1999. The increases from fiscal 1999 to fiscal 2000 were primarily attributable to lower material costs and a more favorable product mix in the fiscal 2000 periods.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.5 million in the third quarter of fiscal 2000 and $1.3 million in the third quarter of fiscal 1999. Product research and development expenses for the first nine months of fiscal 2000 were $4.2 million, a 13 percent increase from the same period in 1999. The increases in research and development spending from the fiscal 1999 periods to the fiscal 2000 periods were a result of accelerated spending on new telecommunications product development. Some of the fiscal 2000 product research and development costs were attributable to the new software design center in Madison, Wisconsin that we opened in the third quarter of fiscal 2000. We expect that product research and development expenses will remain near or slightly above the current expenditure levels for future periods.

SALES  AND  MARKETING

Sales and marketing expenses for the third quarters of fiscal 2000 and 1999 were $1.1 million. Sales and marketing expenses were $3.5 million in the first nine months of fiscal 2000, a 6 percent increase from the same period of fiscal 1999. The increases for fiscal 2000 were primarily due to higher marketing program costs for advertising and trade shows associated with new Highwire telecommunications products. We expect sales and marketing expenses will remain near the current expenditure levels for future periods.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses were $1.1 million for the third quarter of fiscal 2000, an increase of 71 percent from $620,000 in the third quarter of 1999. General and administrative expenses were $3.6 million in the first nine months of fiscal 2000, a 55 percent increase from the same period of fiscal 1999. These increases were due to increases in compensation amounts under our retirement and bonus plans, which are tied to company profitability. In future periods, we expect that general and administrative expenses may increase from current expenditure levels as a result of variable compensation to the extent we are successful in increasing our profitability.

ACQUISITION  COSTS

$383,000 of cost associated with the acquisition of LAN Media, Corp. were incurred during the third quarter of fiscal 2000.

INTEREST  AND  OTHER  INCOME,  NET

Interest and other income, net decreased in the third quarter and the first nine months of fiscal 2000 from the same periods in fiscal 1999 due to lower average cash balances and increased debt.

INCOME  TAXES

We recorded a provision for income taxes of $97,000 in the third quarter of fiscal 2000 and a benefit from income taxes of $10,000 in the third quarter of fiscal 1999. We recorded a provision for income taxes of $190,000 in the first nine months of fiscal 2000 and $32,000 in the first nine months of fiscal 1999. Our current effective income tax rate is lower than the statutory rate as operating loss carryforwards and tax credit carryforwards are being utilized to offset taxable income. We had net operating loss carryforwards for federal and state purposes of approximately $3.6 million and $2.6 million, respectively, and research and experimentation tax credit carryforwards for federal and state purpose of $1.4 million as of October 31, 1999 that can be utilized to offset current and future tax liabilities

NET  INCOME  (LOSS)

As a result of the factors discussed above, we recorded net income of $842,000 in the third quarter of fiscal 2000 and a net loss of $573,000 in the third quarter of fiscal 1999. Net income for the first nine months of fiscal 2000 was $3.8 million, as compared to net income of $389,000 for the same period of 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES

At July 31, 2000, we had cash and cash equivalents of $7.0 million, as compared to $3.4 million at October 31, 1999. In the first nine months of fiscal 2000, $3.4 million of cash was provided by operating activities, primarily as a result of $3.8 million in net income, a $1.1 million increase in accounts payable, a $1.2 million increase in other liabilities, and $819,000 in depreciation and amortization, offset by a $1.1 million increase in accounts receivable and a $2.5 million increase in inventories. The accounts payable increase was due primarily to additional cost of sales resulting from increased sales volume. The other current liabilities increase was a result of various compensation increases. The accounts receivable increase was primarily a result of increased sales. The inventory increase was a result of purchases of certain end of life components to be used in our VME and LMC adapter products. We believes that we have acquired sufficient components to meet forecasted customer demand over the next few years, and are actively working with the applicable customers to help them transition to new product platforms. Working capital at July 31, 2000 was $12.0 million, as compared to $7.2 million at October 31, 1999.

In the first nine months of fiscal 2000, we purchased $818,000 of fixed assets, consisting primarily of computer and engineering equipment. Software costs of $193,000 were also capitalized during the first nine months of 2000. We expect capital expenditures will remain at current levels for the foreseeable future.

We received $1.3 million in the first nine months of fiscal 2000 from employee stock option exercises and employee stock purchase plan purchases.

Based on the current operating plan, we anticipate that our current cash balances and anticipated cash flow from operations will be sufficient to meet our working capital needs over at least the next 12 months.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at July 31, 2000 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10 percent, the expected effect on net income related to our financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     List  of  Exhibits:


     11.1     Statements  of  Computation  of  Net  Income  (Loss)  per  Share
     27.1     Financial  Data  Schedule

(b)     Reports  on  Form  8-K:

A report on Form 8-K was filed with the Securities and Exchange Commission on July 28, 2000. The report announced SBE's acquisition of LAN Media Corporation on July 14, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 14, 2000.


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