Form 10-K405
period 2000-10-31
SBE INC
filed 2001-01-29
CIK 87050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  DATE OF REPORT: FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price for the Registrant's Common Stock on December 31, 2000 as reported on the Nasdaq National Market, was $11,995,487. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2000 was 3,427,282.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy statement for the Registrant's Annual Meeting of Stockholders scheduled for March 20, 2001 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Exhibit Index on Page 22
Total Pages 43

                                    SBE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I

       Item 1         Business                                                                      3
       Item 2         Properties                                                                   13
       Item 3         Legal Proceedings                                                            13
       Item 4         Submission of Matters to a Vote of Security Holders                          13



PART II

       Item 5         Market for The Registrant's Common Equity
                           and Related Stockholder Matters                                         14
       Item 6         Selected Financial Data                                                      14
       Item 7         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           15
       Item 7A        Quantitative and Qualitative Disclosures about Market Risk                   18
       Item 8         Financial Statements and Supplementary Data                                  18
       Item 9         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                  18

PART III

       Item 10        Directors and Executive Officers of the Registrant                           19
       Item 11        Executive Compensation                                                       20
       Item 12        Security Ownership of Certain Beneficial Owners
                           and Management                                                          21
       Item 13        Certain Relationships and Related Transactions                               21

PART IV

       Item 14        Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                                                      22

SIGNATURES                                                                                         25

SCHEDULE                                                                                           41

EXHIBITS                                                                                           42

                                     PART I


CERTAIN STATEMENTS SET FORTH IN OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS REGARDING ITS SALES TO COMPAQ COMPUTER IN FISCAL 2001, THE BELIEF THAT THE MARKET FOR CLIENT SERVER NETWORKING PRODUCTS IS GROWING, THE ADEQUACY OF ANTICIPATED SOURCES OF CASH, PLANNED CAPITAL EXPENDITURES, THE EFFECT OF INTEREST RATE INCREASES, AND TRENDS OR EXPECTATIONS REGARDING THE COMPANY'S OPERATIONS. IN ADDITION, WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENTLY AVAILABLE OPERATING, FINANCIAL AND COMPETITIVE INFORMATION AND ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED THAT THE FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE STATEMENTS. ACTUAL FUTURE RESULTS, EVENTS AND TRENDS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY SUCH STATEMENTS DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. SEE "BUSINESS -- RISK FACTORS" AND "ITEM 7 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

On July 14, 2000, the Company acquired LAN Media Corporation, a privately held wide area networking adapter company headquartered in Sunnyvale, California. In the acquisition, we issued approximately 316,000 shares of our common stock for all LAN Media's outstanding common stock. The Company also assumed all outstanding options to acquire LAN Media common stock. The acquisition was accounted for as a pooling of interests under Principles Board Opinion No. 16. Accordingly, the financial statements of the Company have been restated for all periods prior to the merger to reflect the combined results of operations, financial position and cash flows. In connection with the acquisition, the Company recorded a charge to operating expenses of $383,000 for acquisition-related costs in the fiscal third quarter ended July 31, 2000.

Founded in 1961 as Linear Systems, Inc., the Company evolved from a supplier of radio communications equipment to a provider of comprehensive network communications solutions for original equipment manufacturers and end users. Over the last year the Company expanded its product lines to include its Highwire(TM) family of high performance telecommunications controllers. The Highwire family provides high bandwidth intelligent connectivity to servers designed to act as gateways and signaling points within telecommunication networks. The Highwire coprocessing controllers enable operators of wireline and wireless networks to deliver Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing, as well as digital wireless services such as Personal Communications Systems ("PCS") and Global System for Mobile Telecommunications ("GSM"). The Highwire products are designed for integration with standard server platforms that will enable traditional carriers and new telecom entrants to pursue cost-reduced and performance-enhanced network architectures based on Internet Protocol ("IP"), Asynchronous Transfer Mode ("ATM") or other "packet" technologies. The Company is focusing substantial resources on the continued development, marketing and sales activities for the Highwire products.

The Company markets, sells and supports four lines of high-speed intelligent communications controller products: Highwire, Wan Adapter, WanXL and VMEbus. All of these products are sold primarily to original equipment manufacturers ("OEM's"). These products are often customized for a specific customer's application, and they support applications in a broad spectrum of industrial and commercial markets. Markets and application areas that our products serve include cellular network data communication, data networking, process control, medical imaging, CAE/automated test equipment, military defense systems and telecommunications networks.

The Company's Highwire communications controllers leverage the Company's core technology strength into the telecommunications applications market. The Company's Wan Adapter products are focused on the need for wide area network connectivity in customer premise equipment ("CPE") such as routers, firewalls, virtual private network ("VPN") servers and network switches. The Company's WanXL products are designed for applications that require high-performance and high-speed communications capability such as transmission of financial data and real time video data. The Company's VMEbus products are designed for high reliability industrial applications and are used in many wireline, wireless, and satellite based communications networks. All of these products except the Wan Adapter products, are "intelligent," containing their own microprocessors and memory. This architecture allows these communications controllers to offload many of the lower-level communications tasks that would typically be performed by the host platform, improving overall system performance. The Wan Adapter products are designed to be low cost and high performance connectivity products that allow developers of CPE equipment with an easy to integrate WAN interface for their systems. All four product lines are supported by communications software developed by both the Company and a variety of third party partners.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, Stockholders or prospective investors should carefully consider the following risk factors:

DEPENDENCE ON A LIMITED NUMBER OF OEM CUSTOMERS. In fiscal 2000, most of the Company's sales were derived from a limited number of OEM customers. In fiscal 2000, sales to Compaq Computer accounted for 66 percent of the Company's net sales. The Company expects that sales from Compaq Computer will also constitute a substantial portion of the Company's net sales in fiscal 2001. Orders by the Company's OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq Computer and Lockheed Martin, would have a material effect on the Company's operating results and financial condition. In addition, there can be no assurance that the Company will become a qualified supplier with new OEM customers or that the Company will remain a qualified supplier with existing OEM customers.

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

RAPID TECHNOLOGICAL CHANGE; ONGOING NEW PRODUCT DEVELOPMENT REQUIREMENTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as ISDN ("Integrated Services Digital Network"), Frame Relay, ADSL ("Asymmetric Digital Subscriber Line") and ATM ("Asynchronous Transfer Mode"). There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products or enhancing its existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

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

SUCCESSFUL INTEGRATION OF ACQUISITIONS. In July 2000, the Company acquired LAN Media Corporation. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. Our acquisitions involve numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

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

DEPENDENCE ON CONTRACT MANUFACTURER. The Company and XeTel Corporation ("XeTel"), a contract manufacturing company headquartered in Austin, Texas have entered into an exclusive manufacturing service agreement under which XeTel is to manufacture all of the Company's products until at least December 2001. The Company is dependent on XeTel's ability to manufacture the Company's products according to specifications and in required volumes on a timely basis. The failure of XeTel to perform its obligations under the manufacturing service agreement could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. Although the Company believes that its future success will depend primarily on continuing innovation, sales, marketing and technical expertise, the quality of product support and customer relations, the Company must also protect the proprietary technology contained in its products. The Company does not currently hold any patents and relies on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. There can be no assurance that steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of its technology. Although the Company believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company.

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

YEAR 2000 COMPLIANCE. The Company believes it has identified and modified substantially all of the major information systems used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption of its business related to compliance with year 2000 date codes. To date the Company has not experienced any year 2000 business problems.

PRODUCTS

The Company designs, markets, sells and supports innovative communications controller and adapter products for the global communications marketplace. The Company offers four principal lines of products: Highwire, Wan Adapter, WanXL and VMEbus. All four families offer a variety of intelligent and non-intelligent communications products that enable computers to exchange data across networks.

HIGHWIRE PRODUCTS. The Highwire products are focused on providing communications solutions to the telecommunications applications market. The telecommunications applications market is characterized as an Intelligent Network. The Intelligent Network ("IN") utilizes out of band signaling to provide the basis for virtually all new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signaling information for call set up and routing. The signaling channel utilizes a protocol referred to as Signaling System Seven or "SS7." Network operators utilize the IN architecture to increase the efficiency of their networks by offloading signaling traffic onto the SS7 network, thus freeing up trunk line capacity needed for revenue generating traffic.

A second generation Intelligent Network called the Advanced Intelligent Network ("AIN") is used by carriers and service providers seeking to differentiate themselves by offering advanced voice and data communications services. The AIN is a network architecture and a set of standards designed to allow network operators to create, deploy and modify these services quickly and economically. AIN services represent the merging of telephony with database information through SS7 signaling. Such services include Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing as well as digital wireless services such as PCS and GSM.

Network operators are increasingly using SS7 networks as a source of competitive advantage to introduce new services through software changes in IN elements rather than in central office switches. The Company's Highwire products are designed to provide from one to 128 SS7 signaling channels per controller card and to integrate easily with the industry's leading applications providers.

WAN ADAPTER PRODUCTS. The need for reliable, easy to integrate and low cost connectivity products for routers, network gateways, VPN servers and other network appliances has never been greater. All network based products that need to communicate across switched telephone networks or the internet require a WAN connection device. Historically many companies have developed these interfaces to their network equipment themselves. However, as product release cycles shorten and WAN standards become ubiquitous, many network equipment manufacturers have chosen to integrate third parties standards based WAN devices into their systems. SBE's Wan Adapter line of products is focused on this market using a unique design that is modeled on the successful models deployed in the Local Area Network ("LAN") adapter markets. The Company has utilized low cost LAN components and custom firmware and integrated software to provide a low cost high performance product that is easy for network equipment manufacturers to integrate into their systems. The Company offers a broad range of WAN connectivity options in its Wan Adapter product line ranging with interfaces including T-1/E1, Clear Channel, HSSI, and T-3.

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

As a result of the growing installed base of client/server computing systems, the Company believes the market opportunity for client/server networking products is rapidly expanding. According to a recent industry study, the market for WAN access equipment was $2.8 billion in 1999, with increased demand in the years 2000 through 2005.

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

The Company's VMEbus communications products target all four major protocol communications technologies for each of the bus architectures: Fiber Distributed Data Interface ("FDDI"), Token Ring, Ethernet and high-speed serial communications. The latter is a growing wide-area networking technology that enables computers to talk to one another using telephone lines. FDDI, Token Ring and Ethernet are local area networking technologies that offer a wide range of speed and reliability options.

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

The following table shows sales by major product type as a percentage of net sales for fiscal 2000, 1999 and 1998.

                                                                   Year Ended October 31,
                                                          2000              1999               1998
                                                     ----------------------------------------------
                                                                  (percentage of net sales)

         VME Communication Controllers                      75%                81%              79%
         Wan Adapter                                        15                  9               11
         WanXL products                                      6                  3                5
         Other                                               4                  7                5
                                                     ------------------------------------------------
                                                           100%               100%             100%
                                                     ================================================

DISTRIBUTION, SALES AND MARKETING

The Company primarily markets its Highwire and VMEbus intelligent communications controller products to OEMs and systems integrators. The Company sells its products both domestically and internationally, using a direct sales force as well as through independent manufacturers' representatives. The Company also sells certain products directly to end users. The Company believes that its direct sales force is well suited to differentiate the Company's products from those of its competitors.

The Company's product sales are concentrated among a small number of customers and, consequently, the timing of significant orders from major customers has caused and is likely to continue to cause the Company's operating results to fluctuate. See "Risk Factors--Dependence on a Limited Number of OEM Customers."

The Company markets its WanXL client/server products through multiple indirect distribution channels worldwide, including distributors, manufacturers' representatives, value-added resellers and certain OEM partners. The Company actively supports its indirect channel marketing partners with its own sales and marketing organization. The Company's sales staff solicits prospective customers, provides technical advice with respect to its products and works closely with marketing partners to train and educate their staffs on how to sell, install and support the WanXL product line.

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

During fiscal 2000, the Company focused the majority of its development efforts on the Highwire product line, and it expects to continue Highwire development, while also developing other new product platforms, in fiscal 2001.

Information relating to accounting for research and development costs is included in Note 1 of Notes to Consolidated Financial Statements. Also see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

The Company's products are constructed from components that are generally available as needed from a variety of suppliers. The Company believes that it currently possesses adequate supply channels, however an interruption in its existing supplier relationships or delays by some suppliers could result in production delays and may have a material adverse effect on the Company's operations.

Certain parts used in the Company's products are purchased from Motorola. See "Risk Factors--Dependence on Key Suppliers." The Company believes that the sole-source components supplied by Motorola will become available to the Company from alternative suppliers in the future. Although the Company has rarely experienced any significant problems in obtaining sole-source components, the Company has sought to establish a close relationship with sole-source suppliers and, if necessary, build up an inventory of such components.

In December 1996, the Company sold all of its manufacturing assets and entered into a contract manufacturing agreement with XeTel to supply manufacturing services. The Company believes that XeTel has been able to provide lower prices and a more efficient and timely product delivery than the Company could produce with its previous manufacturing resources.

COMPETITION

The market for telecommunications and client/server access products is highly competitive. Many of the Company's competitors have greater financial resources and are more established than the Company. Competition within the telecommunications market is fragmented principally by application segment. The Company's Highwire products compete with offerings from Radisys, Performance Technology, Interphase, Artesyn, SBS Technology and Adax along with various other platform and controller product providers. The Company's VMEbus, Wan Adapter and WanXL communications controller products compete primarily with products from Digi International, Motorola, Interphase Corp., Themis Computers, Performance Technologies and various other companies on a product-by-product basis. To compete in this market, the Company emphasizes the functionality, support, quality and price of its product in relation to its competitors as well as the Company's ability to customize the product or software to exactly meet the customer's needs.

Additionally, the Company competes with the internal engineering resources of its customers. As its customers become successful with their products, they examine methods to reduce costs and integrate functions. To compete with the internal engineering resources of its customers, the Company works jointly with their engineering staffs to understand its customers' system requirements and to anticipate new product needs.

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

BACKLOG

On December 31, 2000, the Company had a backlog of orders of approximately $2.7 million for shipment within the next 12 months. On December 31, 1999, the Company had a backlog of orders of approximately $6.9 million for shipment within the next 12 months. Because recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On January 3, 2001, the Company had 87 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages. The Company believes its employee relations are good.

The Company believes that the Company's future success will depend, in part, on its ability to attract and retain qualified technical (particularly engineering), marketing and management personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms, many of which have greater financial resources than the Company.

ITEM 2.  PROPERTIES

The Company's engineering and administrative headquarters are located in 63,000 square feet of leased space in a building located in San Ramon, California. The lease expires in 2006. The Company expects that the facility will satisfy its anticipated needs through the foreseeable future. In December 1996, in conjunction with the sale of all of the Company's manufacturing assets, the Company subleased approximately 24,000 square feet of this space to XeTel for a four-year term. In December 2000 the sublease was renewed for an additional year, and additional renewal options exist which would extend the sublease until 2006.

The Company leases 6,100 square feet of office space in Madison, Wisconsin for various product development activities. The lease expires in 2005 and contains two renewal options of five years each. The Company expects that this office space will satisfy the needs of the Madison development group for the foreseeable future.

Additionally, through the acquisition of LAN Media Corp. in July 2000, the Company leases approximately 3,650 square feet of office space in Sunnyvale, CA. The Sunnyvale lease expires in 2003.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market under the symbol SBEI. The following table presents quarterly information on the price range of the Company's Common Stock, indicating the high and low bid prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions. The Company has not paid cash dividends on its Common Stock and anticipates that for the foreseeable future it would retain earnings for use in its business. As of December 31, 2000, the Company had 537 named stockholders of record.

                                                    Fiscal quarter ended
                           ----------------------------------------------------------------------
     2000                         January 31          April 30           July 31       October 31
-------------------------------------------------------------------------------------------------
         High                        $11.88            $22.25           $26.38            $22.75
         Low                           3.94              8.50            14.00              8.56

     1999
         High                         $9.00             $8.50            $6.50             $5.06
         Low                           6.63              4.19             4.63              3.50

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except for per share amounts and number of employees)

For years ended October 31,
  and at October 31                     2000            1999           1998           1997            1996
----------------------------------------------------------------------------------------------------------
Net sales                            $29,178        $ 19,854       $ 21,124        $26,695         $13,350

Net income (loss)                    $ 3,970        $   (254)      $    184        $ 3,229         ($9,625)

Net income (loss) per share          $  1.24        $  (0.08)      $   0.07        $  1.25          ($4.51)

Product research and development     $ 5,635        $  5,167       $  3,864        $ 2,954        $  5,084

Working capital                      $11,793        $  7,191       $  7,845        $ 7,918        $  2,049

Total assets                         $17,427        $ 11,264       $ 11,783        $11,978        $  7,894

Long-term obligations                $   288        $    503       $    631        $   925        $    757

Stockholders' equity                 $13,829        $  8,636       $  8,846        $ 8,475        $  3,981

Shares outstanding                     3,208           3,097          2,755          2,590           2,233

Number of employees                       87              72             68             84              92

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's business is characterized by a concentration of sales to a small number of customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuations in the Company's operating results. See "Item 1--Business--Risk Factors--Dependence on Limited Number of OEM Customers." The Company is attempting to diversify its sales with the introduction of new products that are targeted at large growing markets such as telecommunications and client/server. The Company's Highwire products are focused on the telecommunications applications market and the significant increases in communications activity that are driven by the convergence of traditional telephony applications with the Internet. While the Company believes the market for the Highwire product family is large, there can be no assurance that the Company will be able to succeed in penetrating this market and diversifying its sales. See "Item 1--Business--Risk Factors--Future Success Dependent on New Product Lines."

On July 14, 2000, we acquired LAN Media Corporation, a privately held wide area networking adapter company headquartered in Sunnyvale, California. In the acquisition, we issued approximately 316,000 shares of our Common Stock for all LAN Media's outstanding common stock. We also assumed all outstanding options to acquire LAN Media common stock. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, our financial statements have been restated for all periods prior to the merger to reflect the combined results of operations, financial position and cash flows. In connection with the acquisition, we recorded a charge to operating expenses of $383,000 for acquisition-related costs in the fiscal third quarter ended July 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 2000, 1999 and 1998. These operating results are not necessarily indicative of Company's operating results for any future period.

                                                                        YEAR ENDED OCTOBER 31,
                                                                        ----------------------
                                                              2000               1999               1998
                                                              ----               ----               ----
  Net sales                                                    100%               100%               100%
  Cost of sales                                                 36                 38                 43
                                                              ----               ----               ----
     Gross profit                                               64                 62                 57
  Operating expenses:
     Product research and development                           19                 26                 18
     Sales and marketing                                        16                 23                 22
     General and administrative                                 16                 15                 17
                                                              ----               ----               ----
      Total operating expenses                                  51                 64                 57
                                                              ----               ----               ----
  Operating income (loss)                                       13                 (2)                --
  Interest and other income, net                                 1                  1                  1
                                                              ----               ----               ----
  Income before income taxes                                    14                 (1)                 1
  Provision for income taxes                                    --                 --                 --
                                                              ----               ----               ----
  Net income (loss)                                             14%                (1)%                1%
                                                              ====               =====              ====

NET SALES

Net sales for fiscal 2000 were $29.2 million, a forty seven percent increase from fiscal 1999. Net sales for fiscal 1999 were $19.9 million, a six percent decrease from fiscal 1998. The increase from fiscal 1999 to fiscal 2000 was primarily attributable to increased sales of VMEbus products to Compaq along with an overall increase in sales of WAN Adapter products. The decrease from fiscal 1998 to fiscal 1999 was primarily attributable to lower sales of custom integrated circuit products to one customer. Sales to individual customers in excess of 10 percent of net sales of the Company included net sales to Compaq of $19.4 million in fiscal 2000 and $12.6 million in fiscal 1999. In fiscal 1998, customers constituting more than 10 percent of our net sales were Compaq and Motorola which were $9.4 million and $2.8 million, respectively. Net sales to Motorola were $1.0 million and $500,000 in fiscal 2000 and 1999, respectively. The Company expects to continue to experience fluctuation in product sales as large customers' needs change. See "Item 1--Business--Risk Factors--Dependence on a Limited Number of OEM Customers."

International sales constituted 4 percent, 4 percent and 5 percent of net sales in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. International sales are executed in US dollars and are principally transacted in Europe.

GROSS PROFIT

Gross profit as a percentage of net sales was 64 percent, 62 percent and 57 percent in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Gross profit as a percentage of net sales increased in fiscal 2000 as a result of lower costs for products due to increased volume. The increase from fiscal 1998 to fiscal 1999 was primarily attributable to lower material costs and improved operational efficiencies.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses were $5.6 million in fiscal 2000, $5.2 million in fiscal 1999 and $3.9 million in fiscal 1998, representing 19 percent, 26 percent and 18 percent of net sales, respectively. The increase in research and development spending from fiscal 1999 to fiscal 2000 was a result of higher spending on the development of new telecommunications products. The increase in research and development spending from fiscal 1998 to fiscal 1999 was due to expanded development programs for the HighWire product line. The Company expects that product research and development expenses will increase from fiscal 2000 levels as the Company focuses its resources on developing new telecommunications and WAN Adapter product offerings and enhancing its traditional board-level products. See "Item 1--Business--Risk Factors--Future Success Dependent on New Product Lines; --Rapid Technological Change; Ongoing Product Development Requirements."

The Company capitalized no internal software development costs in fiscal 2000, fiscal 1999 or fiscal 1998.

SALES AND MARKETING

Sales and marketing expenses for fiscal 2000 were $4.6 million, essentially the same as fiscal 1999 and fiscal 1998. Sales and marketing programs are focused on new customer development and therefore as new customer sales increase, sales and marketing expenses will increase. Customer new product sales cycles may span over periods as long as twenty-four months. The Company expects sales and marketing expenses, as new products are announced and sales to new customers are expanded, will increase slightly as a percentage of total sales from fiscal 2000 levels.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for fiscal 2000 increased to $4.6 million from 3.0 million in fiscal 1999 or 52 percent as a result of increased profit sharing and bonus programs due to increased profitability and for costs related to the acquisition of Lan Media Corporation. General and administrative expenses for fiscal 1999 decreased 13 percent from $3.5 million in fiscal 1998 to $3.0 million. The decrease from fiscal 1998 to fiscal 1999 was a result of lower outside costs and continued expense control efforts.

INTEREST AND OTHER INCOME, NET

Interest income in fiscal 2000 decreased slightly from fiscal 1999 due to lower average cash balances in fiscal 2000 as compared to fiscal 1999. Interest income in fiscal 1999 increased from fiscal 1998 due to increased average cash balances in fiscal 1999.

INCOME TAXES

The Company recorded tax provisions of $126,000, $3,000 and $32,000 in fiscal 2000, 1999 and fiscal 1998, respectively. The Company's effective tax rate was 3 percent, 1 percent and 14 percent in fiscal 2000, 1999 and 1998, respectively. The Company has recorded a valuation allowance in fiscal 2000, 1999, and 1998 for certain deferred tax assets due to the uncertainty of realization. This valuation allowance decreased from approximately $4.0 million in fiscal 1999 to $3.1 million in fiscal 2000. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

NET INCOME

As a result of the factors discussed above, the Company recorded net income of $4.0 million in fiscal 2000, a net loss of $254,000 in fiscal 1999 and net income of $184,000 in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.3 million and $3.4 million on October 31, 2000 and October 31, 1999, respectively. In fiscal 2000, $2.3 million of cash was provided by operating activities, principally as a result of net income of $4.0 million, a $1.2 million increase in other liabilities along with $1.1 million of non cash depreciation and amortization charges. These increases in cash were offset by a $3.0 million increase in inventories, a $808,000 increase in trade accounts receivable, and a $89,000 increase in other assets. Working capital at October

31, 2000 was $11.6 million, as compared to $7.2 million at October 31, 1999.

In fiscal 2000, the Company purchased $1.3 million of fixed assets, consisting primarily of an enterprise resource planning system, computers, and engineering equipment, and purchased $182,000 of capitalized software. The Company expects capital expenditures during fiscal 2001 to approximate the same level as fiscal 2000.

The Company received $1.3 million in fiscal 2000 from employee stock option exercises and stock purchase plan purchases, and such proceeds were offset by $51,000 of stock repurchases.

In fiscal 1999, the Company made a loan to an officer and stockholder in the amount of $743,800 under a two-year recourse promissory note bearing an interest rate of 4.47 percent and collateralized by 145,313 shares of Common Stock of the Company. The loan was used to pay for the exercise of 139,400 shares of Company stock options and related taxes.

In May 1999, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company's issued and outstanding common stock. The Company repurchased 79,500 shares of its common stock in the open market during fiscal 1999 and 2000, for an aggregate purchase price of $409,000. The Board authorization expired in May of 2000.

Based on the current operating plan, the Company anticipates that its current cash balances, cash flow from operations and credit facilities will be sufficient to meet its working capital needs in fiscal 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial instrument holdings at October 31, 2000 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10 percent, the expected effect on net income related to the Company's financial instruments would be immaterial.

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

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information called for by Item 10 concerning the Company's directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 20, 2001 (the "2001 Proxy Statement"). The information called for by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2001 Proxy Statement.

IDENTIFICATION OF EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are set forth in the following table. Executive officers serve at the discretion of the Board of Directors. There are no familial relationships between a director or executive officer and any other director or executive officer of the Company.

NAME                                    AGE          POSITION
--------------------------------------------------------------------------------------------------------------
William B. Heye, Jr.                    62           President and Chief Executive Officer

Timothy J. Repp                         40           Vice President, Finance, Chief Financial
                                                     Officer, Treasurer and Secretary

Steven K. Nester                        46           Vice President, Sales and Business Development

David Schaetzel                         44           Vice President, Engineering

Richard M. Strang                       55           Vice President, Technology

Ronald C. Crane                         50           Vice President, WAN Engineering


Mr. Heye joined the Company in November 1991 as President, Chief Executive Officer and member of the Board of Directors. From 1989 to November 1991, he served as Executive Vice President of Ampex Corporation, a manufacturer of high-performance scanning recording systems, and President of Ampex Video Systems Corporation, a wholly-owned subsidiary of Ampex Corporation and a manufacturer of professional video recorders and editing systems for the television industry. From 1986 to 1989, Mr. Heye served as Executive Vice President of Airborn, Inc., a manufacturer of components for the aerospace and military markets. Prior to 1986, Mr. Heye served in various senior management positions at Texas Instruments, Inc. in the United States and overseas, including Vice President and General

Manager of Consumer Products and President of Texas Instruments Asia, Ltd., with headquarters in Tokyo, Japan.

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

Mr. Nester has served as Vice President, Sales and Business Development since February 2000. He joined the Company as a Senior Applications Engineer in May of 1990 and has held various management positions including Director of OEM Product Sales, Vice President Business Development. Prior to joining the Company, he held management and engineering positions with communications and data storage companies.

Mr. Schaetzel has served as Vice President, Engineering since June 1999. He joined the Company as a Hardware Engineer in August 1997 and has served in various engineering management positions since then. From 1994 to June 1997, Mr. Schaetzel was an executive of Woodward Governor Co., a manufacturer of engine control systems. From 1992 to 1994, he was a consultant in microelectronics design, development and manufacturing. Prior to 1992, he was a manager at TRW, a manufacturer of electronic products.

Mr. Strang has served as Vice President of Technology since 1997. and has been the company's chief architect and technologist. He originated many of the company's ASIC and board design concepts, including its current HighWire(TM) product family, and has been instrumental in enabling SBE to identify and respond to specific needs of key OEM customers who require the most advanced technology. Prior to founding SBE, Mr. Strang developed communications products at Adaptive Science Corporation, becoming their Vice President of Engineering in 1980. Previously, he developed data acquisition and display systems for nuclear physics programs at Lawrence Berkeley Laboratory. Mr. Strang holds BA degrees in Physics and Mathematics.

Mr. Crane joined SBE in July 2000 as a result of the acquisition of LAN Media Corporation, a privately held corporation founded in 1992. Mr. Crane is one of the pioneers of modern communications, having represented Xerox during the writing of the original Ethernet "Blue Book" specification as well as leading many of 3Com Corporations hardware engineering efforts. During 10 years at 3Com, Mr. Crane was issued 5 patents related to Ethernet transmission technology. As a founding member of the Fast Ethernet Alliance and working in conjunction with Sun Microsystems, 3Com Corporation and Grand Junction Networks, Mr. Crane demonstrated the feasibility for Fast Ethernet technology. Mr. Crane received his Bachelor of Science in Electrical Engineering from MIT in 1972 and a Master of Science in Electrical Engineering from Stanford University in 1974.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2001 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the information in the section entitled "Certain Transactions" appearing in the 2001 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL
          STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)      FINANCIAL STATEMENTS


                                                                                                   PAGE
         Report of Independent Accountants                                                           26

         Consolidated Balance Sheets at October 31, 2000 and 1999                                    27

         Consolidated Statements of Operations for fiscal years 2000, 1999
                  and 1998                                                                           28

         Consolidated Statements of Stockholders' Equity for fiscal years 2000,
                  1999 and 1998                                                                      29

         Consolidated Statements of Cash Flows for fiscal years 2000, 1999
                  and 1998                                                                           30

         Notes to Consolidated Financial Statements                                                  31


(b)      FINANCIAL STATEMENT SCHEDULE

         Schedule II-- Valuation and Qualifying Accounts                                             41

         All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(c)      Exhibits


          Exhibit                                                                                 Sequential
          Number          Description                                                              Page No.
          -------         -----------                                                             ----------
     (e)     3.1          Certificate of Incorporation, as amended through
                          December 15, 1997                                                          ---

     (i)     3.2          Bylaws, as amended through December 8, 1998                                ---

     (f)    10.1          1996 Stock Option Plan, as amended                                         ---

     (a)    10.2          1991 Non-Employee Directors' Stock Option Plan, as amended                 ---

     (h)    10.3          1992 Employee Stock Purchase Plan, as amended                              ---

     (g)    10.4          1998 Non-Officer Stock Option Plan                                         ---

     (b)    10.5          Lease for 4550 Norris Canyon Road, San Ramon, California
                          dated November 2, 1992 between the Company and
                          PacTel Properties                                                          ---

     (c)    10.6          Amendment dated June 6, 1995 to lease for 4550 Norris
                          Canyon Road, San Ramon, California, between the Company
                          and CalProp L.P. (assignee of PacTel Properties)                           ---

     (d)    10.7          Asset Purchase Agreement between XeTel Corporation and
                          the Company dated as of December 6, 1996                                   ---

     (e)    10.8          Letter of agreement to provide credit facilities between the
                          Company and Comerica Bank - California, dated August 26,
                          1997                                                                       ---

     (i)    10.9          Full Recourse Promissory Note executed by William B.
                          Heye, Jr. in favor of the Company dated November 6, 1998                   ---

            11.1          Statement re computation of per share earnings                              42

            23.1          Consent of PricewaterhouseCoopers LLP, Independent Public                   43
                          Accountants



(d)      REPORTS ON FORM 8-K

         No report on Form 8-K was filed by the Company during the quarter ended October 31, 2000.

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


                                               SBE, Inc.
                                               (Registrant)


Dated: January 31, 2001             By: /s/ Timothy J. Repp
                                        ----------------------------------
                                            Timothy J. Repp
                                            Chief Financial Officer
                                            and Vice President, Finance


Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, as of January 31, 2001.

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

/s/ Raimon L. Conlisk
---------------------
Raimon L. Conlisk                                  Director, Chairman of the Board

/s/ Randall L-W. Caudill
------------------------
Randall L-W. Caudill                               Director

/s/ Ronald J. Ritchie
---------------------
Ronald J. Ritchie                                  Director

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SBE, Inc.
And Subsidiaries:

In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a) present fairly, in all material respects, the financial position of SBE, Inc. and subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

San Jose, California
November 30, 2000

SBE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

OCTOBER 31                                                                    2000                 1999
------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                            $       5,311         $       3,385
    Trade accounts receivable, net                                               4,296                 3,488
    Inventories                                                                  4,918                 1,967
    Deferred income taxes                                                            7                   158
    Other                                                                          420                   331
                                                                         -------------         -------------
             Total current assets                                               14,952                 9,329

Property and equipment, net                                                      2,143                 1,558
Capitalized software costs, net                                                    293                   338
Other                                                                               39                    39
                                                                         -------------         -------------

             Total assets                                                $      17,427         $      11,264
                                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                               $       1,094         $       1,120
    Accrued payroll and employee benefits                                        1,304                   449
    Accrued product warranties                                                     145                   101
    Other                                                                          767                   455
                                                                         -------------         -------------
             Total current liabilities                                           3,310                 2,125

Deferred tax liabilities                                                             7                   158
Deferred rent                                                                      281                   345
                                                                         -------------         -------------

                  Total liabilities                                              3,598                 2,628
                                                                         -------------         -------------

Commitments and Contingencies (Notes 7 and 10).

Stockholders' equity:
    Convertible preferred stock:  no par value;
         Authorized 167,339 shares; issued and outstanding
         0 and 163,344 shares at October 31, 2000
         and 1999 respectively                                                     ---                 1,429
    Common stock and additional paid-in capital
         ($0.001 par value); authorized
         10,000,000 shares; issued
         3,389,338 and 2,984,329 shares at
         October 31, 2000 and 1999, respectively including
         treasury shares: 79,500 and 74,500 at October 31, 2000
         and 1999, respectively                                                 13,855                11,110
    Note receivable from stockholder                                              (744)                 (744)
    Treasury stock                                                                (409)                 (358)
    Deferred stock-based compensation                                             (164)                 (122)
    Retained earnings (accumulated deficit)                                      1,291                (2,679)
                                                                         -------------         -------------

                  Total stockholders' equity                                    13,829                 8,636
                                                                         -------------         -------------

                  Total liabilities and stockholders' equity             $      17,427         $      11,264
                                                                         =============         =============

  The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

For the Years Ended October 31                                      2000                1999              1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                                   $        29,178     $        19,854    $         21,124
Cost of sales                                                        10,418               7,622               8,985
                                                            ---------------     ---------------    ----------------

     Gross profit                                                    18,760              12,232              12,139

Product research and development                                      5,635               5,167               3,864
Sales and marketing                                                   4,612               4,505               4,687
General and administrative                                            4,602               3,037               3,486
                                                            ---------------     ---------------    ----------------

     Total operating expenses                                        14,849              12,709              12,037

     Operating income (loss)                                          3,911                (477)                102

Interest and other income, net                                          185                 226                 114
                                                            ---------------     ---------------    ----------------

     Income (loss) before income taxes                                4,096                (251)                216

Provision for income taxes                                              126                   3                  32
                                                            ---------------     ---------------    ----------------

Net income (loss)                                           $         3,970     $          (254)   $            184
                                                            ===============     ================   ===============

Basic earnings (loss) per common share                      $          1.24     $         (0.08)   $           0.07
                                                            ===============     ================   ===============

Diluted earnings (loss) per common share                    $          1.04     $         (0.08)   $           0.06
                                                            ===============     ================   ===============

Basic - Shares used in per share
     computations                                                     3,208               3,097               2,755
                                                            ===============     ===============    ================

Diluted - Shares used in per share
     computations                                                     3,814               3,097               3,057
                                                            ===============     ===============    ================



  The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except shares)

                                                                                                Common Stock and          Note
                                                                            Convertible        Additional Paid-in      Receivable
                                                                          Preferred Stock           Capital               from
                                                                                                                       Stockholder
                                                                         Shares     Amount      Shares       Amount      Amount
                                                                       ----------- --------- ------------- ----------- -----------
Balance, October 31, 1997                                                       -  $      -     2,728,826  $   9,857   $   1,229


Issuance Series A convertible Preferred Stock on conversion of notes
  payable                                                                 147,364     1,229                               (1,229)

Stock issued in connection with stock option plans                              -         -        20,325        101           -

Stock issued in connection with stock purchase plan                             -         -        19,550         86           -

Net income
                                                                       ----------- --------- ------------- ----------------------
Balance, October 31, 1998                                                 147,364     1,229     2,768,701     10,044           -


Stock issued in connection with stock option plans                              -         -       195,987        834           -

Issuance Series B convertible Preferred Stock                              15,980       200

Stock issued in connection with stock purchase plan                             -         -        19,641         74           -

Stock repurchase                                                                -         -             -          -           -

Note receivable from stockholder                                                -         -             -          -        (744)

Deferred stock-based compensation                                                                                158           -

Amortization of deferred stock compensation

Net loss
                                                                       ----------- --------- ------------- ----------------------
Balance, October 31, 1999                                                 163,344     1,429     2,984,329     11,110        (744)


Stock issued in connection with stock option plans                                                222,334      1,081

Stock retired/issued in connection with conversion to common stock       (163,344)   (1,429)      163,344      1,429

Stock issued in connection with stock purchase plan                                                19,331        104

Stock repurchase

Deferred stock-based compensation                                                                                131

Amortization of deferred stock compensation

Net income
                                                                       ----------------------------------------------------------
Balance, October 31, 2000                                                       -  $      -     3,389,338  $  13,855   $    (744)
                                                                       ==========================================================


                                                                                                        Retained
                                                                         Treasury Stock    Deferred     Earnings
                                                                                          Stock-Based  (Accumulated
                                                                         Shares   Amount  Compensation   deficit)   Total
                                                                       ---------- ------- ------------ ----------- --------
Balance, October 31, 1997                                                     -   $    -  $      -     $ (2,609)   $ 8,477


Issuance Series A convertible Preferred Stock on conversion of notes
  payable                                                                                                                -

Stock issued in connection with stock option plans                            -        -         -            -        101

Stock issued in connection with stock purchase plan                           -        -         -            -         86

Net income                                                                                                  184        184
                                                                       --------- -------- ---------------------------------
Balance, October 31, 1998                                                     -        -         -       (2,425)     8,848


Stock issued in connection with stock option plans                            -        -                      -        834

Issuance Series B convertible Preferred Stock                                                                          200

Stock issued in connection with stock purchase plan                           -        -                      -         74

Stock repurchase                                                        (74,500)    (358)                     -       (358)

Note receivable from stockholder                                              -        -                      -       (744)

Deferred stock-based compensation                                             -        -      (158)           -          -

Amortization of deferred stock compensation                                                     36                      36

Net loss                                                                                                   (254)      (254)
                                                                       --------- -------- ---------------------------------
Balance, October 31, 1999                                               (74,500)  $ (358)     (122)      (2,679)     8,636


Stock issued in connection with stock option plans                                                                   1,081

Stock retired/issued in connection with conversion to common stock                                                       -

Stock issued in connection with stock purchase plan                                                                    104

Stock repurchase                                                         (5,000)      (51)                             (51)

Deferred stock-based compensation                                                             (131)                      -

Amortization of deferred stock compensation                                                     89                      89

Net Income                                                                                                3,970      3,970
                                                                      -----------------------------------------------------
Balance, October 31, 2000                                               (79,500)  $  (409) $   (164)  $    1,291   $ 13,829
                                                                      =====================================================




  The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended october 31                                           2000        1999      1998
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net income (loss)                                               $ 3,970    $  (254)   $   184
       Adjustments to reconcile net income (loss) to net cash
                     provided by (used in) operating activities:
            Depreciation and amortization                                  962        818      1,062
            Stock-based compensation expense                                89         36       --
            Changes in operating assets and liabilities:
                    Decrease (increase) in trade accounts receivable      (808)       378       (998)
                    Decrease (increase) in inventories                  (2,951)        65     (1,066)
                    Decrease (increase) in other assets                    (89)       144       (294)
                    (Decrease) increase in trade accounts payable          (26)      (468)       398
                    (Decrease) increase in other current liabilities     1,211        290       (671)
                    Decrease in noncurrent liabilities                     (64)       (47)       (21)
                                                                       -------    -------    -------
                         Net cash provided by (used in) operating
                           activities                                    2,294        962     (1,406)
                                                                       -------    -------    -------

Cash flows from investing activities:
       Capital expenditures:
            Purchases of property and equipment                         (1,320)      (870)    (1,008)
            Capitalized software costs                                    (182)      (268)      (207)
                                                                       -------    -------    -------
                         Net cash used in investing activities          (1,502)    (1,138)    (1,215)
                                                                       -------    -------    -------

Cash flows from financing activities:
       Proceeds from stock plans                                         1,185        164        188
       Proceeds from issuance of preferred stock                          --          200       --
       Purchase of treasury stock                                          (51)      (358)      --
                                                                       -------    -------    -------
                         Net cash provided by financing activities       1,134          6        188
                                                                       -------    -------    -------

                    Net (decrease) increase in cash and cash
                      equivalents                                        1,926       (170)    (2,433)

Cash and cash equivalents at beginning of year                           3,385      3,555      5,988
                                                                       -------    -------    -------
Cash and cash equivalents at end of year                               $ 5,311    $ 3,385    $ 3,555
                                                                       -------    -------    -------
                                                                       -------    -------    -------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

       Interest                                                        $    24    $  --      $  --
                                                                       -------    -------    -------
                                                                       -------    -------    -------

       Income taxes                                                    $   126    $    37    $   121
                                                                       -------    -------    -------
                                                                       -------    -------    -------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Conversion of preferred stock into common stock                        $ 1,429    $  --      $  --
                                                                       -------    -------    -------
                                                                       -------    -------    -------

Issuance of stock in exchange for note receivable                      $  --      $   744    $ 1,229
                                                                       -------    -------    -------
                                                                       -------    -------    -------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS SEGMENT AND BASIS OF PRESENTATION:

SBE, Inc. and subsidiaries (the "Company") designs and manufactures high-performance communications controllers and equipment used primarily in carrier-grade computer systems and signaling, switching and routing networks. The Company's products are sold world-wide. The Company's business falls exclusively within one industry segment.

The consolidated financial statements of the Company include the financial position and results of operations of LAN Media Corporation, which the Company acquired on July 14, 2000. The merger was accounted for as a pooling of interests, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of the Company's cash and cash equivalents, accounts receivable, accrued liabilities and accounts payable approximate their carrying value due to the short term maturity of those instruments.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments readily convertible into cash with an original maturity of three months or less upon acquisition by the Company to be cash equivalents. Substantially all of its cash and cash equivalents are held in one large financial institution.

INVENTORIES:

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. The Company's inventories include high-technology parts that may be subject to rapid technological obsolescence. The Company considers technological obsolescence in estimating required reserves to reduce recorded amounts to market values, such estimates could change in the future and have a material adverse impact on the Company's financial position and results of operations.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are carried at cost. The Company records depreciation charges over the assets' estimated useful lives of three to eight years, on a straight-line basis. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related leases.

When assets are sold or otherwise disposed of the cost and accumulated depreciation are removed from the accounts and any gain or loss on sale or disposal is recognized in operations. Maintenance, repairs and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No such events have occurred to date. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, would be calculated based on the excess of the carrying amount of the asset over its fair value.

CAPITALIZED SOFTWARE COSTS:

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization based on a straight-line method over a two-year estimated useful life. The Company evaluates the estimated net realizable value of each software product and records provisions to the asset value of each product for which the net book value is in excess of the net realizable value.

REVENUE RECOGNITION AND WARRANTY COSTS:

The Company records product sales at the time of product shipment. The Company provides a reserve for estimated warranty costs, which have not been significant, at the time of sale and periodically adjusts such amounts to reflect actual expenses. The Company's sales transactions are negotiated principally in US dollars.

PRODUCT RESEARCH AND DEVELOPMENT EXPENDITURES:

Product research and development ("R&D") expenditures, other than certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 2000, 1999 and 1998, direct costs incurred under R&D contracts were $203,000, $6,000 and $1,000, respectively, and reimbursements earned were $290,413, $43,750 and $7,250 , respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of Statement of Financial

Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services."

INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. Deferred income taxes represent future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in the opinion of management, realization is uncertain. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

NET EARNINGS PER COMMON SHARE:

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and include 605,803 and 302,422 shares for the years ended October 31, 2000 and 1998, respectively. Common stock equivalents are excluded from the diluted earnings per share calculation for fiscal 1999 due to their anti-dilutive effect.

COMPREHENSIVE RESULTS:

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2000 the Company has not had any transactions that were required to be reported in other comprehensive income.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position; however, the SEC's final guidance for implementation has not been released to date. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for and exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operation of the Company.

RECLASSIFICATIONS:

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation with no effect on net income as previously reported.


2.  INVENTORIES

Inventories at October 31, 2000 and 1999 comprise the following:

                                                                     2000                    1999
--------------------------------------------------------------------------------------------------------
         Finished goods                                       $            2,144      $              898
         Parts and materials                                               2,774                   1,069
                                                              ------------------      ------------------
                                                              $            4,918      $            1,967
                                                              ==================      ==================


3.  PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2000 and 1999 are comprised of the following:

                                                                     2000                    1999
--------------------------------------------------------------------------------------------------------
         Machinery and equipment                              $            7,655      $            6,675
         Furniture and fixtures                                            1,236                   1,070
         Leasehold improvements                                              529                     355
                                                              ------------------      ------------------
                                                                           9,420                   8,100
         Less accumulated depreciation
           and amortization                                                7,277                   6,542
                                                              ------------------      ------------------

                                                              $            2,143      $            1,558
                                                              ==================      ==================

Depreciation and amortization expense totaled $863,000, $703,000 and $765,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

4.  CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 2000 and 1999 comprise the following:

                                                                     2000                    1999
--------------------------------------------------------------------------------------------------------
Purchased software                                            $              766      $              584
Internally developed software                                                805                     805
                                                              ------------------      ------------------
                                                                           1,571                   1,389
Less accumulated amortization                                              1,278                   1,051
                                                              ------------------      ------------------
                                                              $              293      $              338
                                                              ==================      ==================

The Company capitalized $182,000, $268,000 and $207,000 of purchased software costs in 2000, 1999, and 1998 respectively. Amortization of capitalized software costs totaled $227,000, $115,000, and $297,000 for the years ended October 31, 2000, 1999, and 1998, respectively.

5.  STOCKHOLDERS' EQUITY

On December 15, 1997, the Company reincorporated in the state of Delaware. In connection with this event, the Company increased the number of authorized shares of preferred stock to 2,000,000 shares, and established a par value of $0.001 per share for both its common and preferred stock.

As of October 31, 1999, the Company had outstanding shares of convertible preferred stock, consisting of shares of stock assumed from the acquisition of LAN Media Corporation. These shares were converted into shares of common stock of LAN Media Corporation and exchanged for shares of the Company's Common Stock on July 14, 2000.

On November 6, 1998, the Company made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47 percent and collateralized by 145,313 shares of Common Stock of the Company. The loan was used to pay for the exercise of an option to purchase 139,400 shares of the Company's Common Stock and related taxes. On April 16, 1999 the loan was increased to $743,800.

In May 1999, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company's issued and outstanding Common Stock. In fiscal 1999 and 2000, the Company repurchased 79,500 shares of its Common Stock in the open market for an aggregate purchase price of approximately $409,000.

6.  INCOME TAXES

The components of the provision for income taxes for the years ended October 31, 2000, 1999 and 1998, comprise the following:

                                                                     2000               1999                1998
---------------------------------------------------------------------------------------------------------------------
    Federal:
         Current                                                $         109       $         ---       $          18
         Deferred                                                         ---                 ---                 ---
    State:
         Current                                                           17                   3                  14
         Deferred                                                         ---                 ---                 ---
                                                                -------------       -------------       -------------
              Total provision for income taxes                  $         126       $           3       $          32
                                                                =============       =============       =============

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                     2000               1999                1998
----------------------------------------------------------------------------------------------------------------
         Statutory federal income tax rate                           34.0%              34.0%               34.0%
         Change in valuation allowance                              (30.9)             (32.9)              (26.3)
                                                                ---------           --------            --------
                                                                      3.1%               1.1%                7.7%
                                                                =========           ========            ========

Significant components of the Company's deferred tax balances as of October 31, 2000 and 1999 are as follows:

                                                                                  2000               1999
-------------------------------------------------------------------------------------------------------------
     Deferred tax assets:
         Current
               Accrued employee benefits                                    $         69         $        59
               Inventory allowances                                                  450                 550
               Allowance for doubtful accounts                                        60                  60
               Warranty accruals                                                      58                  40

         Noncurrent
               Deferred rent                                                         137                 156
               R&D credit carryforward                                             1,736               1,358
               Alternative minimum tax carryforward                                  143                 143
               Operating loss carryforward                                           384               1,575
               Investments                                                            --                 130
               Depreciation                                                           58                  --
               Capital loss carryforward                                              --                  74
                                                                            ------------        ------------
                  Total deferred tax assets                                        3,095               4,145
                                                                            ------------        ------------
     Deferred tax liabilities:
         Noncurrent
               Depreciation                                                           --                   9
               Capitalized software costs                                              7                 149
                                                                            ------------        ------------
                Total deferred tax liabilities                                         7                 158
                                                                            ------------        ------------

     Deferred tax asset valuation allowance                                       (3,088)             (3,987)
                                                                            ------------        ------------
         Net deferred tax assets                                            $        ---        $        ---
                                                                            ============        ============

A valuation allowance is recorded to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance decreased by $695,000 in fiscal 2000 as a result of utilizing operating loss carryforwards. The valuation allowance increased in fiscal 1999 by $330,000 as a result of increased operating loss carryforwards. The Company has research and experimentation tax credit carryforwards of $1.7 million for federal and state tax purposes. These carryforwards expire in the periods ending 2007 through 2015. The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $978,000 and $884,000, respectively, which expire in periods ending 2001 through 2020.

7. COMMITMENTS

The Company leases its buildings under noncancelable operating leases which expire at various dates through the year 2006. Future minimum lease payments under noncancelable operating leases, including lease commitments entered into subsequent to October 31, 2000, are as follows:

         Year ending October 31:
              2001                                                        $  914
              2002                                                           923
              2003                                                           851
              2004                                                           741
              2005                                                           686
              Thereafter                                                     252
                                                                          ------

                   Total minimum lease payments                           $4,367
                                                                          ======

Under the terms of the San Ramon, California building lease, rent includes the lessor's operating costs and is offset by sublease proceeds. The building lease also includes two five-year renewal options at market rates as defined by the lease. Rent expense under all operating leases for the years ended October 31, 2000, 1999 and 1998 totaled $753,397 (net of sublease proceeds of $389,666), $588,734 (net of sublease proceeds of $360,000), and $657,142 (net of sublease proceeds of $363,750), respectively.

8.  STOCK OPTION AND STOCK PURCHASE PLANS

The Company sponsors two employee stock option plans, the 1996 Stock Option Plan (the 1996 Plan) and the 1998 Non-Officer Stock Option Plan (the 1998 Plan). Originally adopted as the 1987 Supplemental Stock Option Plan, the 1996 Plan was amended and restated on January 18, 1996 and renamed the 1996 Stock Option Plan. A total of 1,580,000 shares of Common Stock are reserved under the 1996 Plan. The Company's Board of Directors adopted the 1998 Plan on June 15, 1998. A total of 300,000 shares of Common Stock are reserved under the 1998 Plan. Stock options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a four-year period and have exercise prices reflecting the market value of the shares of Common Stock on the date of grant.

Additionally, in 1991, stockholders approved a Non-Employee Director Stock Option Plan (the "Director Plan"). A total of 140,000 shares of Common Stock are reserved for issuance under the Director Plan. Options granted under the Director Plan vest over a four-year period, expire five years after the date of grant and have exercise prices reflecting market value at the date of grant.

At October 31, 2000 and 1999, 286,245 and 326,470 shares of Common Stock, respectively, were available for grant under the 1996 Plan. A total of 64,200 and 100,300 shares of Common Stock were available for grant under the 1998 Plan at October 31, 2000 and 1999, respectively. A total of 65,750 and 52,000 shares of Common Stock were available for grant under the Director Plan at October 31, 2000 and 1999, respectively. Additionally, options to purchase 183,264 shares of Common Stock were outstanding as of October 31, 2000 under the LAN Media stock option plan. The Company discontinued new grants under the LAN Media stock option plan in fiscal 2000.

A summary of the combined activity under all of the stock option plans is set forth below:

                                                                                                      Weighted
                                                                                                       Average
                                        Number of             Price Per             Aggregate         Exercise
                                         Shares                 Share                 Price             Price
-------------------------------------------------------------------------------------------------------------------
       Outstanding at
           October 31, 1997                 894,695           $0.63 - 17.25             $ 5,143          $5.75

       Granted                              448,405            0.51 - 15.50               2,178           4.86
       Terminated                          (324,100)           3.69 - 17.25              (2,838)          8.76
       Exercised                            (20,325)           3.69 - 8.93                 (101)          4.96
                                            ------------------------------------------------------------------

       Outstanding at
           October 31, 1998                 998,675            0.51 - 13.00               4,382           4.39

       Granted                              432,083            1.25 - 8.63                2,821           6.53
       Terminated                          (258,558)           1.25 - 9.50               (1,387)          5.37
       Exercised                           (195,987)           1.25 - 5.13                 (834)          4.26
                                           -------------------------------------------------------------------
       Outstanding at
           October 31, 1999                 976,213           0.51 - $13.00               4,982           5.10

       Granted                              617,995            1.27 - 24.81               7,238          11.71
       Terminated                          (124,995)           0.51 - 21.56                (861)          6.89
       Exercised                           (222,334)           0.51 - 13.00              (1,081)          4.86
                                           -------------------------------------------------------------------
       Outstanding at
           October 31, 2000               1,246,879          $0.51 - $24.81             $10,278          $8.24
                                        ===========                                     =======

       Exercisable at
           October 31, 2000                 396,412          $0.51 - $13.00              $2,058          $5.19
                                            =======                               =============

The following table summarizes information with respect to all options to purchase shares of Common Stock outstanding under the 1996 Plan, the 1998 Plan, the Director Plan and the LAN Media Plan at October 31, 2000:

                                      Options Outstanding                        Options Exercisable
                                      -------------------                        -------------------
                                           Weighted
                                            Average         Weighted                           Weighted
                          Number           Remaining         Average           Number           Average
       Range of         Outstanding    Contractual Life     Exercise         Exercisable       Exercise
    Exercise Price      At 10/31/00         (Years)           Price          At 10/31/00         Price
    --------------    --------------  ----------------     -----------     -------------      -----------
    $0.50  -  $3.45       108,956             6.9             $0.56            108,956           $0.56
    $3.45  -  $5.18       267,556             3.6             $4.79            146,391           $4.81
    $5.18  -   8.63       516,367             5.3             $6.51             86,065           $7.37
    $8.63  -  13.00        89,500             3.7            $12.29             55,000          $11.98
   $13.00  -  22.00       169,500             6.4            $16.68               ---              ---
   $22.00  -  24.81        95,000             6.4            $23.51               ---             ---

                        ---------                                            ---------
                        1,246,879                                              396,412
                        =========                                            =========

The Company sponsors an Employee Stock Purchase Plan (the "Purchase Plan") under which 200,000 shares of Common Stock have been reserved for issuance. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's Common Stock at 85 percent of the fair market value of the shares at specified dates. At October 31, 2000, 74 employees were eligible to participate in the Purchase Plan and 60,805 shares were available for issuance. In fiscal year 2000, 1999 and 1998, 19,331, 19,641, and 19,550 shares of Common Stock were issued under the Purchase Plan, respectively.

During the fiscal year ended October 31, 1999, the Company granted options under the LAN Media stock option plan to purchase 23,970 shares of the Company's Common Stock to consultants in conjunction with services performed. The Company calculated the fair value of the options on the date of grant and recorded deferred compensation expense of $89,000 and $36,000 in the fiscal years ended October 31, 2000 and 1999, respectively.

In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for employee stock options under APB Opinion No. 25, whereby no compensation cost has been recognized. Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net income (loss) would have been as follows:

Years ended October 31                                                   2000              1999             1998
                                                              ---------------------------------------------------
(in thousands except per share amount)
Pro forma net income (loss)                                            $2,146        $   (2,327)       $  (2,496)
Pro forma net income (loss) per share                                   $0.56        $    (0.75)       $   (0.91)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in years ended October 31                                2000              1999             1998
                                                              --------------------------------------------------
Expected life (in years)                                                 5.00              5.00             6.45
Risk-free interest rate                                                  6.00%             4.50%            7.00%
Volatility                                                             104.00%            91.00%           93.41%
Dividend yield                                                           0.00%             0.00%            0.00%

The weighted average estimated fair value of each option granted during fiscal 2000, 1999 and 1998 was $11.79, $6.53 and $4.86, respectively.

9.   EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company contributes a percentage of income before income taxes into an employee savings and investment plan. The percentage is determined annually by the Board of Directors. These contributions are payable annually, vest over five years, and cover substantially all employees who have been employed by the Company at least one year. Additionally, the Company makes matching payments to the employee savings and investment plan of 50 percent of each employee's contribution up to three percent of employees' earnings.

For the years ended October 31, 2000, 1999 and 1998, total expense under the employee savings and investment plan was $391,066, $121,530 and $173,847, respectively.

10.  CONCENTRATION OF CREDIT AND BUSINESS RISKS

The Company's trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Four customers accounted for 32, 18, 13 and 10 percent, respectively of total accounts receivable at October 31, 2000. Two customers accounted for 52 and 16 percent, respectively, of total accounts receivable at October 31, 1999. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for doubtful accounts for potential credit losses. Actual bad debt losses have not been material and have not exceeded management's expectations. Trade accounts receivable are recorded net of allowance for doubtful accounts of $252,000 and $150,000 at October 31, 2000 and 1999, respectively.

Sales to individual customers in excess of 10 percent of net sales of the Company included sales to Compaq Computer of $19.4 million in 2000; Compaq Computer of $12.6 million in 1999; as well as Compaq Computer and Motorola of $9.4 million and $2.8 million, respectively, in 1998. International sales accounted for 4 percent of total sales during both fiscal 2000 and fiscal 1999, respectively.

The Company has depended on a limited number of customers for substantially all revenue to date. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on the Company's business and operating results.

11.  ACQUISITION OF LAN MEDIA CORPORATION:

On July 14, 2000, the Company completed the acquisition of Lan Media Corporation ("LMC"), a privately held wide area network communications company headquartered in Sunnyvale, California. As a result, the outstanding LMC common stock was converted into approximately 316,000 shares of SBE, Inc. common stock, based on an exchange ratio of approximately 7.99 shares of LMC common stock for each share of the Company's common stock. The merger was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. All intercompany transactions have been eliminated.

The following reconciles revenue and net income (loss) previously reported to the restated information presented in the consolidated financial statements:

                                                  Six Months Ended                Year Ended October 31,
                                                   April 30, 2000                  1999           1998
----------------------------------------------------------------------------------------------------------
Revenue
      Previously Reported                                $ 14,433               $  18,022      $  18,985
      Lan Media Corporation                                 1,480                   1,832          2,139
                                                          -------                 -------        -------
                  Restated                                 15,913                  19,854         21,124

Net Income (loss)
      Previously Reported                                   2,743                     151            380
      Lan Media Corporation                                   202                    (405)          (196)
                                                          -------                ---------      ---------
            Restated                                     $  2,945               $    (254)     $     184
                                                          =======                =========      ========

    In connection with the acquisition, the Company recorded a charge to operating expenses of approximately $383,000 for acquisition related costs during the third quarter of 2000.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

 (in thousands except                                   First         Second          Third          Fourth
  Per Share Amounts)                                   Quarter        Quarter        Quarter         Quarter
------------------------------------------------------------------------------------------------------------
     2000:   Net sales                                 $6,967         $8,945          $7,835         $5,431
             Gross profit                               4,746          5,834           4,889          3,291
             Net income                                   960          1,984             842            184
             Basic earnings per share                   $0.31          $0.64           $0.25          $0.06
             Diluted earnings per share                 $0.30          $0.53           $0.21          $0.05

     1999:   Net sales                                 $7,055         $4,160          $3,919         $4,720
             Gross profit                               4,480          2,754           2,292          2,706
             Net income (loss)                          1,263           (300)           (573)          (644)
             Basic earnings (loss) per share            $0.40         $(0.10)         $(0.18)        $(0.20)
             Diluted earnings (loss) per share          $0.38         $(0.10)         $(0.18)        $(0.20)

                                    SBE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999


                  Column a              Column B          Column C          Column D         Column E
                  --------              --------          --------          --------         --------
                                       Balance at         Additions                           Balance
                                        Beginning     charged to costs                        End of
                 Description            of Period       and Expenses     Deductions (A)       Period
----------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 2000

Allowance for Doubtful Accounts       $   251,620              ---               ---      $   251,620
Allowance for Obsolete Inventory        1,381,370          151,983          (403,353)       1,130,000
Allowance for Warranty Claims             101,049           54,952           (11,325)         144,676
Allowance for Deferred Tax assets       3,987,000                           (899,000)       3,088,000

YEAR ENDED OCTOBER 31, 1999

Allowance for Doubtful Accounts       $   200,000          101,620           (50,000)     $   251,620
Allowance for Obsolete Inventory        1,400,000          100,802          (119,432)       1,381,370
Allowance for Warranty Claims             207,445          (33,233)          (73,163)         101,049
Allowance for Deferred Tax assets       3,901,000           86,000               ---        3,987,000