Form 10-Q
period 2001-01-31
SBE INC
filed 2001-03-16
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

        [  ]     Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
              _____________________________________________________
             (Exact name of registrant as specified in its charter)

                Delaware                          94-1517641
     _______________________________       ________________________
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


              4550 Norris Canyon Road, San Ramon, California 94583
              _____________________________________________________
              (Address of principal executive offices and zip code)

                                 (925) 355-2000
              _____________________________________________________
              (Registrant's telephone number, including area code)

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

The number of shares of Registrant's Common Stock outstanding as of February 28, 2001 was 3,452,282.

                                    SBE, INC.

                       INDEX TO JANUARY 31, 2001 FORM 10-Q



PART  I     FINANCIAL INFORMATION

ITEM  1     Financial Statements

Condensed Consolidated Balance Sheets as of
   January 31, 2001 and October 31, 2000                                       3

Condensed Consolidated Statements of Operations for the
   three months ended January 31, 2001 and 2000                                4

Condensed Consolidated Statements of Cash Flows for the
   three months ended January 31, 2001 and 2000                                5

Notes to Condensed Consolidated Financial Statements                           6

ITEM  2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

ITEM  3     Quantitative and Qualitative Disclosures about
            Market Risk                                                       12


PART  II     OTHER INFORMATION


ITEM  6      Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                    14

EXHIBIT                                                                       15

PART  I.       FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  January 31,    October 31,
                                                     2001           2000
                                                 -------------  -------------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $      3,697   $      5,311
  Trade accounts receivable, net                        3,141          4,296
  Inventories                                           5,393          4,918
  Deferred income taxes                                     7              7
  Other                                                   408            420
                                                 -------------  -------------
    Total current assets                               12,646         14,952

Property, plant and equipment, net                      2,031          2,143
Capitalized software costs, net                           240            293
Other                                                      72             39
                                                 -------------  -------------
    Total assets                                 $     14,989   $     17,427
                                                 =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                         $      1,590   $      1,094
  Accrued payroll and employee benefits                   237          1,304
  Accrued product warranties                              144            145
  Other accrued expenses                                  147            767
                                                 -------------  -------------
    Total current liabilities                           2,118          3,310

Deferred tax liabilities                                    7              7
Deferred rent                                             265            281
                                                 -------------  -------------

    Total liabilities                                   2,390          3,598
                                                 -------------  -------------

Stockholders' equity:
  Common stock                                         13,931         13,855
  Deferred stock compensation                            (158)          (164)
  Treasury stock                                         (409)          (409)
  Note receivable from stockholder                       (744)          (744)
  Retained earnings (accumulated deficit)                 (21)         1,291
                                                 -------------  -------------
    Total stockholders' equity                         12,599         13,829
                                                 -------------  -------------
    Total liabilities and stockholders' equity   $     14,989   $     17,427
                                                 =============  =============


                See notes to condensed consolidated financial statements.


                                        SBE, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                         (In thousands, except per share amounts)
                                       (Unaudited)


                                                                      Three months ended
                                                                          January 31,
                                                                         2001       2000
                                                                        -------   -------
Net sales                                                               $3,418    $6,969
Cost of sales                                                            1,379     2,223
                                                                        -------   -------
  Gross profit                                                           2,039     4,746
Product research and development                                         1,634     1,503
Sales and marketing                                                        803     1,205
General and administrative                                                 985     1,070
                                                                        -------   -------

  Total operating expenses                                               3,422     3,778
                                                                        -------   -------
Operating income (loss)                                                 (1,383)      968
Interest and other income, net                                              70        34
                                                                        -------   -------
  Income (loss) before income taxes                                     (1,313)    1,002
Provision for income taxes                                                 ---       (41)
                                                                        -------   -------
  Net income (loss)                                                    $(1,313)   $  961
                                                                       ========   =======
Basic earnings (loss) per share                                        $ (0.39)   $ 0.31
                                                                       ========   =======
Diluted earnings (loss) per share                                      $ (0.39)   $ 0.30
                                                                       ========   =======
Basic - shares used
  in per share computations                                              3,331     3,080
                                                                       ========   =======
Diluted - shares used
  in per share computations                                              3,331     3,199
                                                                       ========   =======

                See notes to condensed consolidated financial statements.



                                        SBE, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                      (In thousands)
                                       (Unaudited)


                                                                      Three months ended
                                                                          January 31,
                                                                     --------------------
                                                                         2001      2000
                                                                       --------  --------
Cash flows from operating activities:
  Net income (loss)                                                    $(1,313)  $   961
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Amortization of deferred stock compensation                              6        26
    Depreciation and amortization:
      Property and equipment                                               219       215
      Software                                                              53        59
    Loss on disposal of equipment                                            2        --
    Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable                   1,155    (3,120)
      Increase in inventories                                             (475)     (797)
      Increase in other assets                                             (21)     (311)
      Increase in trade accounts payable                                   496     1,449
      Increase (decrease) in other current liabilities                  (1,688)      512
      Decrease in other noncurrent liabilities                             (15)      (16)
                                                                       --------  --------
        Net cash used in operating activities                           (1,581)   (1,022)
                                                                       --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                                     (109)     (261)
  Capitalized software costs                                                --       (40)
                                                                       --------  --------
        Net cash used in investing activities                             (109)     (301)
                                                                       --------  --------

Cash flows from financing activities:
  Proceeds from stock plans                                                 76        85
                                                                       --------  --------
        Net cash provided by financing activities                           76        85
                                                                       --------  --------

      Net decrease in cash and cash equivalents                         (1,614)   (1,238)

Cash and cash equivalents at beginning of period                         5,311     3,385
                                                                       --------  --------
Cash and cash equivalents at end of period                             $ 3,697   $ 2,147
                                                                       ========  ========

                See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM  PERIOD  REPORTING:

These condensed consolidated financial statements of SBE, Inc. (the "Company") are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The condensed consolidated financial statements of the Company include the financial position and results of operation of LAN Media Corporation, which the Company acquired on July 14, 2000. The merger was accounted for as a pooling of interests, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of expected results for the full 2001 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

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

2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):

                           January 31,     October 31,
                              2001             2000
                           ----------      ----------
Finished goods             $    2,472      $    2,144
Parts and materials             2,922           2,774
                           ----------      ----------
                           $    5,393      $    4,918
                           ==========      ==========

3.     NET  EARNINGS  (LOSS)  PER  SHARE:

Basic earnings per common share for the three months ended January 31, 2001 and 2000 were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the three months ended January 31, 2000 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The  following  table sets forth the computation of basic and diluted net income
(loss) per share for the periods indicated (in thousands, except per share data):




THREE MONTHS ENDED JANUARY 31,           2001     2000
------------------------------         ------   ------
BASIC:
-----
NUMERATOR:
NET INCOME (LOSS)                     $(1,313)  $  961
DENOMINATOR:
WEIGHTED AVERAGE SHARES                 3,331    3,080
                                       ------   ------
BASIC NET INCOME (LOSS) PER SHARE       (0.39)    0.31
                                       ------   ------
DILUTED:
-------
NUMERATOR:
NET INCOME (LOSS)                      (1,313)     961
DENOMINATOR:
WEIGHTED AVERAGE SHARES                 3,331    3,080
SHARES ISSUABLE UNDER STOCK OPTIONS       ---      119
                                       ------   ------
DILUTED SHARES                          3,331    3,199
                                       ------   ------
DILUTED NET INCOME (LOSS) PER SHARE     (0.39)    0.30
                                       ------   ------

Diluted net loss per share for the three month period ended January 31, 2001 does not include the effect of 208,101 shares issuable under stock options as such common stock equivalents have an antidilutive effect.


4.     CONCENTRATION  OF  RISK:

In the first three months of fiscal 2001 and 2000, most of the Company's sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to Compaq Computer Corporation accounted for 36 percent and 78 percent of the Company's net sales in the first three months of fiscal 2001 and 2000, respectively. Also, Compaq Computer accounted for 41 percent and 89 percent of the Company's accounts receivable as of January 31, 2001 and January 31, 2000, respectively. The Company expects that sales to Compaq will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 2001. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq, could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, the Company's expectations regarding sales to Compaq Computer in fiscal 2001, the belief that the market for client server networking products is growing, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases and trends or expectations regarding the Company's operations. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended October 31, 2000.


SBE, Inc. designs, markets, sells and supports high-speed intelligent communications controller and software products for use in telecommunications systems worldwide. Our products enable both traditional and emerging telecommunications service providers to deliver advanced communications products and services, which we believe help these providers compete more effectively in today's highly competitive telecommunications service market. Our products include WAN interface adapters and high performance communications controllers for workstations media gateways, routers, internet access devices, home location registers and data messaging applications.

Our business is characterized by a concentration of sales to a small number of OEM customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuation in our operating results. Compaq Computer Corporation represents the largest of the our customers and represented 67 percent of net sales in fiscal 2000. If any of our major customers, especially Compaq Computer, reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Sales to Compaq Computer accounted for 36 percent of our net sales in the three months ended January 31, 2001 and 78 percent for the first three months of fiscal 2000. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

We are attempting to diversify our sales with the introduction of new products that are targeted at large growing markets within the telecommunications industry. Our Highwire products are focused on the telecommunications applications market. We believe the growth in this market is driven by the convergence of traditional telephony applications with the Internet. We cannot assure you that we will be able to succeed in penetrating this market and diversifying our sales.

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


RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three months ended January 31, 2001 and 2000. These operating results are not necessarily indicative of our operating results for any future period.

                                         THREE  MONTHS  ENDED
                                            JANUARY  31,
                                          2001          2000
                                          ----          ----
Net sales                                  100%          100%
Cost of sales                               40            32
                                          ----          ----
  Gross profit                              60            68
                                          ----          ----
Product research and development            48            22
Sales and marketing                         23            17
General and administrative                  29            15
                                          ----          ----
  Total operating expenses                 100            54
                                          ----          ----
  Operating income (loss)                  (40)           14
Interest and other income, net               2            --
                                          ----          ----
  Income (loss) before income taxes        (38)           14
Provision for income taxes                  --            --
                                          ----          ----
  Net income (loss)                        (38)%          14%
                                          ====          ====

NET  SALES

Net sales for the first quarter of fiscal 2001 were $3.4 million, a 51 percent decrease from the first quarter of fiscal 2000. This decrease was primarily attributable to decreased sales of $4.2 million to Compaq Computer which was only marginally offset by a $600,000 increase in sales of all other product lines combined for the first quarter. Market and economic uncertainty as well as product design delays at several of our large customers also contributed to the decrease as product development cycles were pushed back to later quarters of the year. Sales to Compaq Computer, primarily of VMEBus products, represented 36 percent of sales for the quarter. Sales to Lucent Technologies represented
12 percent of Net sales during the first quarter. No other customer accounted for over 10 percent of sales in the three month period. We expect to continue to experience fluctuation in product sales as large customers' needs change.

GROSS  PROFIT

Gross profit as a percentage of sales in the first quarter of fiscal 2001 was 60 percent, and 68 percent during the first quarter of fiscal 2000. The decreases from fiscal 2000 to fiscal 2001 were primarily attributable to higher material costs and a less favorable product mix in the fiscal 2001 period.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.6 million in the first quarter of fiscal 2001, an increase of 7 percent from $1.5 million in the first quarter of fiscal 2000. The increase in research and development spending from the fiscal 2000 period to the fiscal 2001 period was a result of accelerated spending for development of our HighWire and other new telecommunications products. We expect R&D spending to remain at or slightly below current levels as additional new products are developed and as we continue to expand our product lines to meet the demands of the telecommunications marketplace.

SALES  AND  MARKETING

Sales and marketing expenses for the first quarter of fiscal 2001 were $800,000, a decrease of 33 percent from $1.2 million in the first quarter of fiscal 2000. The decrease for fiscal 2001 was primarily due to lower marketing program spending for products already introduced during previous quarters, but not yet fully available in volume. We expect sales and marketing expenses will increase slightly from the fiscal 2000 level during fiscal 2001 as additional new products are introduced and as marketing and sales programs are expanded and/or introduced to give even greater exposure to our newer products.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses were $1.0 million for the first quarter of fiscal 2001, a decrease of eight percent from $1.1 million in the first quarter of 2000. This decrease was due to maintaining spending levels in place in response to lower income levels during the first quarter of fiscal 2001. In future periods, we expect that general and administrative expenses may decrease from current expenditure levels as overhead levels are reduced.

INTEREST  AND  OTHER  INCOME,  NET

Interest and other income, net increased in the first quarter of fiscal 2001 from the same periods in fiscal 2000 due to higher average cash balances and decreased debt.

INCOME  TAXES

We did not record any benefit for taxes in the first quarter of fiscal 2001 as the benefit derived from our net operating losses and unused tax credits was fully reserved against. We recorded a provision for taxes in the first quarter of fiscal 2000 of $41,000. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

NET  INCOME  (LOSS)

As a result of the factors discussed above, we recorded a net loss of $1.3 million in the first quarter of fiscal 2001 as compared to a net income of $1.0 million in the first quarter of fiscal 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES

At January 31, 2001 we had cash and cash equivalents of $3.7 million, as compared to $5.3 million at October 31, 2000. In the first three months of fiscal 2001, $1.6 million of cash was used for operating activities, primarily as a result of a $1.3 million net loss, a $475,000 increase in inventories, and a $1.7 million decrease in other current liabilities, partially offset by a $1.2 million decrease in accounts receivable and a $496,000 increase in accounts payable. The accounts payable increase was due primarily to purchases of components and services from the our contract manufacturers near quarter end. The other current liabilities decrease was a result of the payment of accrued sales commissions, bonuses, and company profit sharing earned in the previous fiscal year. The accounts receivable decrease was primarily a result of decreased sales. Inventory increased as a result of purchases of certain end of life components to be used in future production of VME and LMC adapter products. We believe that we have acquired sufficient components to meet backlog and forecasted customer demand, to meet near term requirements, and are actively working with the applicable customers to help them transition to new product platforms. Working capital at January 31, 2001 was $10.5 million, as compared to $11.6 million at October 31, 2000.

In the first three months of fiscal 2001, the Company purchased $109,000 of fixed assets, consisting primarily of computer and engineering equipment. No software costs were capitalized during the first three months of 2001. We expect capital expenditures will remain at current levels for the remainder of fiscal 2001.

We received $76,000 in the first three months of fiscal 2001 from payments related to employee stock option exercises and purchases made by employees pursuant to our employee stock purchase plan.

Based on the current operating plan, we anticipate that our current cash balances and anticipated cash flows or usage from operations will allow for us to meet our working capital needs over the next 12 months. However, in the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at January 31, 2001 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10 percent, the expected effect on net income related to our financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     List  of  Exhibits:


     11.1     Statements  of  Computation  of  Net  Income  (Loss)  per  Share

(b)     Reports  on  Form  8-K:

No report on Form 8-K was filed by the Company during the quarter ended January 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 16, 2001.


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