Form 10-Q
period 2001-04-30
SBE INC
filed 2001-06-12
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

        [  ]     Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     94-1517641
     -----------------------------------           --------------------
     (State or other jurisdiction of                (I.R.S.  Employer
     incorporation  or  organization)              Identification  No.)


              4550 Norris Canyon Road, San Ramon, California 94583
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (925) 355-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of Registrant's Common Stock outstanding as of May 31, 2001 was 3,515,222.

                                    SBE, INC.

                        INDEX TO APRIL 30, 2001 FORM 10-Q



PART  I     FINANCIAL INFORMATION

ITEM  1     Financial Statements

Condensed Consolidated Balance Sheets as of
   April 30, 2001 and October 31, 2000                                         3

Condensed Consolidated Statements of Operations for the
   three and six months ended April 30, 2001 and 2000                          4

Condensed Consolidated Statements of Cash Flows for the
   six months ended April 30, 2001 and 2000                                    5

Notes to Condensed Consolidated Financial Statements                           6

ITEM  2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

ITEM  3     Quantitative and Qualitative Disclosures about
            Market Risk                                                       13


PART  II     OTHER INFORMATION

ITEM  4     Submission of Matters to a Vote of Security Holders               13

ITEM  6     Exhibits and Reports on Form 8-K                                  14


SIGNATURES                                                                    15

EXHIBITS                                                                      16

PART  I.       FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS


                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  April 30,    October 31,
                                                    2001          2000
                                                 -----------  -------------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    6,869   $      5,311
  Trade accounts receivable, net                      1,713          4,296
  Inventories, net                                    5,090          4,918
  Other                                                 339            427
                                                 -----------  -------------
    Total current assets                             14,011         14,952

Property, plant and equipment, net                    1,913          2,143
Capitalized software costs, net                         194            293
Other                                                    71             39
                                                 -----------  -------------
    Total assets                                 $   16,189   $     17,427
                                                 ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                         $      684   $      1,094
  Accrued payroll and employee benefits                 275          1,304
  Accrued product warranties                            144            145
  Accrued rent                                          383             --
  Other accrued expenses                                155            767
                                                 -----------  -------------
    Total current liabilities                         1,641          3,310

Refundable Deposit                                    4,870             --
Deferred rent and other                                 256            288
                                                 -----------  -------------

    Total liabilities                                 6,767          3,598
                                                 -----------  -------------

Stockholders' equity:
  Common stock                                       13,850         13,855
  Deferred stock compensation                           (41)          (164)
  Treasury stock                                       (409)          (409)
  Note receivable from stockholder                     (744)          (744)
  Retained earnings (accumulated deficit)            (3,234)         1,291
                                                 -----------  -------------
    Total stockholders' equity                        9,422         13,829
                                                 -----------  -------------
    Total liabilities and stockholders' equity   $   16,189   $     17,427
                                                 ===========  =============

            See notes to condensed consolidated financial statements.


                                    SBE,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                    Three months ended   Six months ended
                                          April 30,          April 30,
                                        2001     2000     2001     2000
                                      --------  ------  --------  -------
Net sales                             $ 1,813   $8,944  $ 5,231   $15,913

Cost of sales                           1,523    3,110    2,902     5,333
                                      --------  ------  --------  -------

  Gross profit                            290    5,834    2,329    10,580

Product research and development        1,585    1,214    3,219     2,717

Sales and marketing                       768    1,245    1,572     2,450

General and administrative                815    1,372    1,799     2,442

Restructuring costs                       384       --      384        --
                                      --------  ------  --------  -------

  Total operating expenses              3,552    3,831    6,974     7,609
                                      --------  ------  --------  -------

  Operating income (loss)              (3,262)   2,003   (4,645)    2,971

Interest and other income, net             50       34      120        67
                                      --------  ------  --------  -------

  Income (loss) before income taxes    (3,212)   2,037   (4,525)    3,038

Provision for income taxes                ---       53      ---        94
                                      --------  ------  --------  -------

  Net income (loss)                   $(3,212)  $1,984  $(4,525)  $ 2,944
                                      ========  ======  ========  =======

Basic earnings (loss) per share       $ (0.95)  $ 0.64  $ (1.35)  $  0.95
                                      ========  ======  ========  =======

Diluted earnings (loss) per share     $ (0.95)  $ 0.53  $ (1.35)  $  0.83
                                      ========  ======  ========  =======

Basic - Shares used
  in per share computations             3,368    3,116    3,349     3,099
                                      ========  ======  ========  =======

Diluted - Shares used
  in per share computations             3,368    3,717    3,349     3,547
                                      ========  ======  ========  =======

            See notes to condensed consolidated financial statements.



                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                  April 30,
                                                                 ----------
                                                               2001      2000
                                                             --------  --------
Cash flows from operating activities:
  Net income (loss)                                          $(4,525)  $ 2,944
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Amortization of deferred stock compensation                   14        --
    Depreciation and amortization:
      Property and equipment                                     436       418
      Software                                                   109       119
    Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable         2,583    (3,496)
      Increase in inventories                                   (172)   (1,748)
      Increase (decrease) in other assets                         56       (71)
      Increase (decrease) in trade accounts payable             (410)    1,093
      Increase (decrease) in other current liabilities        (1,259)    1,179
      Increase (decrease) in non current liabilities           4,838       (31)
                                                             --------  --------
        Net cash provided by operating activities              1,670       407
                                                             --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                           (206)     (569)
  Capitalized software costs                                     (10)      (96)
                                                             --------  --------
        Net cash used in investing activities                   (216)     (665)
                                                             --------  --------

Cash flows from financing activities:
  Purchase of treasury stock                                      --       (51)
  Proceeds from stock plans                                      104       302
                                                             --------  --------
        Net cash provided by financing activities                104       251
                                                             --------  --------

      Net increase (decrease) in cash and cash equivalents     1,558        (7)

Cash and cash equivalents at beginning of period               5,311     3,385
                                                             --------  --------
Cash and cash equivalents at end of period                   $ 6,869   $ 3,378
                                                             ========  ========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM  PERIOD  REPORTING:

     These condensed consolidated financial statements of SBE, Inc. (the "Company") are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The condensed consolidated financial statements of the Company include the financial position and results of operation of LAN Media Corporation, which the Company acquired on July 14, 2000. The merger was accounted for as a pooling of interests, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. The results of operations for the six months ended April 30, 2001 are not necessarily indicative of expected results for the full 2001 fiscal year.

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

2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):

                                            April 30,      October 31,
                                              2001            2000
                                             ------          ------
             Finished goods             $     2,476     $     2,144
             Parts and materials              2,614           2,774
                                             ------          ------
                                        $     5,090     $     4,918
                                             ======          ======

3.     REFUNDABLE  DEPOSIT

     A refundable deposit associated with a multi-year supply agreement with Compaq Computer Corporation of $4.9 million was received in April 2001. This deposit is refundable as the Company delivers certain quantities of products to Compaq over the next four years. The entire deposit has been classified as non current as the first refund is not expected to be made within the next twelve months.

4.     NET  EARNINGS  (LOSS)  PER  SHARE:

     Basic earnings per common share for the six months ended April 30, 2001 and 2000 were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share for the six months ended April 30, 2000 were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):



                                   Three months ended   Six months ended
                                         April 30,          April 30,

                                        2001     2000     2001     2000
                                      --------  ------  --------  ------
Basic:
Numerator
---------
Net income (loss)                     $(3,212)  $1,984  $(4,525)  $2,944
Denominator
-----------
Weighted average shares                 3,368    3,116    3,349    3,099
                                      --------  ------  --------  ------
Basic net income (loss) per share        (.95)     .64    (1.35)     .95
                                      --------  ------  --------  ------

Diluted:
Numerator
---------
Net income (loss)                      (3,212)   1,984   (4,525)   2,944
Denominator
-----------
Weighted average shares                 3,368    3,116    3,349    3,547
Shares issuable under stock options       ---      601      ---      448
                                      --------  ------  --------  ------
Diluted shares                          3,368    3,717    3,349    3,547
Diluted net income (loss) per share      (.95)     .53    (1.35)     .83
                                      --------  ------  --------  ------

     Diluted net loss per share for the three and six month periods ended April 30, 2001 does not include the effect of 55,654 and 80,486 shares, respectively, of common stock issuable under stock options as such common stock equivalents have an antidilutive effect.

5.     RESTRUCTURING  COSTS:

     During the second fiscal quarter of 2001, the Company recorded a pre-tax restructuring charge of $384,000 in connection with the Company's consolidation and subleasing of facilities. The charge represents the estimated costs associated with the unoccupied space, net of estimated sublease revenues.

     The Company expects future cash expenditures related to this restructuring activity to be approximately $384,000, of which $310,000 is anticipated to be paid within the next twelve months. No cash payments were made during the quarter ended April 30, 2001 in connection with this matter.

6.     CONCENTRATION  OF  RISK:

     In the three and six months ending April 30, fiscal 2001 and 2000, most of the Company's sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to Compaq Computer Corporation accounted for 49 percent and 73 percent of net sales during the second quarter of fiscal 2001 and 2000, respectively, and 40 percent and 75 percent of the Company's net sales in the first six months of fiscal 2001 and 2000, respectively. The only other customer with sales of 10 percent or more was Lucent Technologies, with sales of 10 percent and four percent for the first six months of fiscal 2001 and 2000, respectively. Also, Compaq accounted for 46 percent and 82 percent of the Company's accounts receivable as of April 30, 2001 and April 30, 2000, respectively. The Company expects that sales to Compaq will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 2001. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq, could have a material adverse effect on the Company's business, operating results and financial condition.

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

     SBE, Inc. designs, markets, sells and supports high-speed intelligent communications controller products for use in telecommunications systems worldwide. Our products enable both traditional and emerging telecommunications service providers to deliver advanced communications equipment and services, which we believe help these providers compete more effectively in today's highly competitive telecommunications service market. Our products include WAN interface adapters and high performance communications controllers that are used principally in workstations, media gateways, routers, internet access devices, home location registers and data messaging applications.

     Our business is characterized by a concentration of sales to a small number of OEM customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuation in our operating results. Sales to Compaq Computer Corporation, our largest customer, represented 67 percent of our net sales in fiscal 2000. If any of our major customers, especially Compaq, reduces orders for our products, we could lose revenues, whereby our business, operating results and financial condition would suffer. Sales to Compaq accounted for 40 percent of our net sales in the six months ended April 30, 2001 and 75 percent for the first six months of fiscal 2000. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

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

RESULTS  OF  OPERATIONS

     The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and six months ended April 30, 2001 and 2000. These operating results are not necessarily indicative of our operating results for any future period.



                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                  -------------------- ------------------
                                         APRIL 30,          APRIL 30,
                                        ----------         ----------

                                       2001   2000        2001   2000
                                      ------  -----      -----  -----
Net sales                               100%   100%       100%   100%
Cost of sales                            84     35         55     34
                                      ------  -----      -----  -----
  Gross profit                           16     65         45     66
                                      ------  -----      -----  -----
Product research and development         87     14         62     17
Sales and marketing                      42     14         30     17
General and administrative               45     15         34     15
Restructuring costs                      21     --          7     --
                                      ------  -----      -----  -----
  Total operating expenses              196     43        133     48
                                      ------  -----      -----  -----
  Operating income (loss)              (180)    22        (89)    19
Interest and other income, net            3      1          2      0
                                      ------  -----      -----  -----
  Income (loss) before income taxes    (177)    23        (87)    19
Provision for income taxes               --      1         --      0
                                      ------  -----      -----  -----
  Net income (loss)                   (177)%    22%       (87)%   19%
                                      ======  =====       ===== =====




NET  SALES

     Net sales for the second quarter of fiscal 2001 were $1.8 million, an 80 percent decrease from the second quarter of fiscal 2000. For the first six months of fiscal 2001 net sales were $5.2 million, which represented a 67 percent decrease from the same period in fiscal 2000. This decrease was primarily attributable to lower sales to Compaq of $5.7 million in the second quarter of fiscal 2001 and $9.9 million for the first six months of fiscal 2001, respectively, compared to fiscal 2000. This was in addition to a $1.4 million decrease in sales of all other product lines combined for the second quarter of fiscal 2001, and an $800,000 decrease in sales of all other product lines for the first six months of fiscal 2001, compared to fiscal 2000. Market and economic uncertainty as well as product design delays at several of our large customers also contributed to the decrease as product development cycles were pushed back to later quarters of the year. Sales to Compaq, primarily of VMEBus products, represented 49 percent of sales for the second quarter and 40 percent of sales for the first six months of fiscal 2001, while sales to Lucent Technologies represented six percent of net sales during the second quarter and 10 percent of sales for the first six months of fiscal 2001. No other customer accounted for over 10 percent of sales in the three or six month periods. We expect to continue to experience fluctuation in product sales as large customers' needs change.

GROSS  PROFIT

     Gross profit as a percentage of sales in the second quarter of fiscal 2001 was 16 percent, as compared to 65 percent during the second quarter of fiscal 2000. For the first six months of fiscal 2001 the gross profit percentage was 45 percent, as compared to 66 percent during the same period of fiscal 2000. The decrease from fiscal 2000 to fiscal 2001 was primarily attributable to higher material costs and a less favorable product mix in the fiscal 2001 period.

PRODUCT  RESEARCH  AND  DEVELOPMENT

     Product research and development expenses were $1.6 million in the second quarter of fiscal 2001, an increase of 31 percent from $1.2 million in the second quarter of fiscal 2000, but virtually unchanged from the first quarter of fiscal 2001. For the first six months of fiscal 2001, research and development expenses were $3.2 million, an 18 percent increase from $2.7 million for the first six months of fiscal 2000. The increase in research and development spending from the fiscal 2000 period to the fiscal 2001 period was a result of accelerated spending for development of our HighWire and other new telecommunications products. We expect research and development spending to remain equal to or slightly below current levels, as additional new products are developed and as we continue to expand our product lines to meet the demands of the telecommunications marketplace.

SALES  AND  MARKETING

     Sales and marketing expenses for the second quarter of fiscal 2001 were $768,000, a decrease of 38 percent from $1.2 million in the second quarter of fiscal 2000. The sales and marketing expenses for the first six months of fiscal 2001 were $1.6 million, a 36 percent decrease from $2.5 million in fiscal 2000. The decrease for fiscal 2001 was primarily due to lower marketing program spending for products already introduced during previous quarters, but not yet fully available in volume. Expenditures were closely monitored in light of current market conditions, and less than expected revenue year to date. Overall, we expect sales and marketing expenses will increase slightly from the fiscal 2000 level during fiscal 2001, as additional new products are introduced and as marketing and sales programs are expanded and/or introduced to give even greater exposure to our newer products.

GENERAL  AND  ADMINISTRATIVE

     General and administrative expenses were $815,000 for the second quarter of fiscal 2001, a decrease of 41 percent from $1.4 million in the second quarter of fiscal 2000. For the first six months of fiscal 2001 general and administrative expenses were $1.4 million, a decrease of 42 percent from $2.4 million for the first six months of fiscal 2000. This decrease was due to carefully maintaining or reducing spending levels in response to lower income levels during the second quarter of fiscal 2001. In future periods, we expect that general and administrative expenses may continue to decrease from current expenditure levels as overhead levels are reduced.

RESTRUCTURING  COSTS

     Restructuring costs of $384,000 were recorded during the second fiscal quarter of 2001 related to the Company's consolidation and subleasing of facilities. The charge represented the estimated costs of facilities leases net of estimated sublease revenues.

INTEREST  AND  OTHER  INCOME,  NET

     Net interest and other income increased to $50,000 in the second quarter of fiscal 2001 from $34,000 in the same period in fiscal 2000, an increase of 47 percent. Also, for the first six months of fiscal 2001 net interest and other income was $120,000, an increase of 79 percent from $67,000 in fiscal 2000. This increase was due to higher average cash balances and decreased debt.

INCOME  TAXES

     We did not record any benefit for taxes in the second quarter of fiscal 2001 or during the first six months of fiscal 2001 due to the uncertainty in realizing the benefit derived from our net operating losses and unused tax credits in future periods. Therefore the tax benefits related to the net operating losses and tax credits were fully reserved against. We recorded a provision for taxes in the second quarter of fiscal 2000 of $53,000. For the first six months of fiscal 2000, we recorded a provision of $94,000. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

NET  INCOME  (LOSS)

     As a result of the factors discussed above, we recorded a net loss of $3.2 million in the second quarter of fiscal 2001, as compared to net income of $2.0 million in the second quarter of fiscal 2000. For the first six months of fiscal 2001, the loss was $4.5 million, compared to a net income of $2.9 million for the first six months of fiscal 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At April 30, 2001, we had cash and cash equivalents of $6.9 million, as compared to $5.3 million at October 31, 2000. In the first six months of fiscal 2001, $1.7 million of cash was provided through operating activities, primarily as a result of a $2.6 million decrease in accounts receivable and a $4.8 million increase in non current liabilities, partially offset by a $4.5 million net loss, a $172,000 increase in inventories, a $410,000 decrease in trade accounts payable and a $1.3 million decrease in other current liabilities. The accounts receivable decrease was primarily a result of decreased sales. The increase in non current liabilities was the result of a $4.9 million deposit from Compaq which was part of a four-year end-of-life supply agreement that was initiated during the second quarter of fiscal 2001. Inventory increased as a result of purchases of certain end-of-life components to be used in future production of VME and LMC adapter products, offset by obsolete inventory that was written off. We believe that we have acquired sufficient components to meet backlog and forecasted customer demand, to meet near term requirements, and are actively working with the applicable customers to help them transition to new product platforms. The decrease in trade accounts payable is the result of controlled spending during the current period of decreased sales. The decrease in other current liabilities was a result of the payment of accrued sales commissions, bonuses, and company profit sharing earned in the previous fiscal year. Working capital at April 30, 2001 was $12.4 million, as compared to $11.6 million at October 31, 2000.

     In the first six months of fiscal 2001, the Company purchased $206,000 of fixed assets, consisting primarily of computer and engineering equipment. Software costs amounting to $10,000 were capitalized during the first six months of 2001. We expect capital expenditures will remain at current levels for the remainder of fiscal 2001.

     We received $104,000 in the first six months of fiscal 2001 from payments related to employee stock option exercises and purchases made by employees pursuant to our employee stock purchase plan.

     Based on the current operating plan, we anticipate that our current cash balances and anticipated cash flows or usage from operations will allow for us to meet our working capital needs over the next 12 months. However, in the event additional financing is required, we may not be able to raise new funds on acceptable terms, or at all.

ITEM  3.       QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at April 30, 2001 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10 percent, the expected effect on net income related to our financial instruments would be immaterial.



PART  II.     OTHER  INFORMATION

ITEM  4.               SUBMISSION  OF  MATTERS  TO  A  VOTE  OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held on Tuesday, March 20, 2001, at the Company's corporate offices located at 4550 Norris Canyon Road, San Ramon, California.

     The  stockholders  approved  the  following  four  items:

     (i) The election of two directors to hold office until the 2004 Annual Meeting of Stockholders:
                                                       For     Against
                                                   ---------   -------
               Raimon  L.  Conlisk                 2,734,472   311,381
               Randall  L-W  Caudill               2,736,257   309,596

     (ii) The Company's 1996 Stock Option Plan, as amended to increase the number of of shares reserved for issuance under such plan by 150,000 shares. (For-- 722,904; Against--506,921; Abstain--3,183;
     Non-votes--1,812,845)


     (iii) Approved the Company's Non-Employee Directors' Plan (the "Directors' Plan"), as amended to change the amount of the initial discretionary grant for non-employee directors, the term and vesting schedule of options granted under the Directors' Plan and other provisions as more fully described in the proxy statement for the 2001 Annual Meeting of Stockholders. (For--807,240; Against--422,520; Abstain--3,248;
     Non-votes--1,812,845)


     (iv) The ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending October 31, 2001. (For--3,041,287; Against--3,728; Abstain--838)

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     List  of  Exhibits:

     10.1* Amendment No. S/M018-4 dated April 3, 2001, to the Purchase Agreement dated May 6, 1991, between SBE, Inc. and Compaq Computer Corporation.

     11.1     Statements of Computation of Net Income (Loss) per Share.


(b)     Reports  on  Form  8-K:

     No report on Form 8-K was filed by the Company during the quarter ended April 30, 2001.

* Certain portions have been deleted pursuant to a confidential treatment request.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 12, 2001.


                                   SBE,  INC.
                                   ----------
                                   Registrant




                                   /s/Timothy J. Repp
                                   ------------------------------------------
                                   Timothy  J.  Repp
                                   Chief Financial Officer, Vice President of
                                   Finance and Secretary (Principal Financial
                                   and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit          Description                                             Page
-------          -----------                                             ----

10.1*            Amendment No. S/M018-4 dated April 3, 2001 to the         17
                 Purchase Agreement Dated May 6, 1991, between
                 SBE, Inc. and Compaq Computer Corporation.

11.1             Statements of Computation of Net Income (Loss)            32
                 per share.


* Certain portions have been deleted pursuant to a confidential treatment request.