Form 10-Q
period 2001-07-31
SBE INC
filed 2001-09-14
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X]     Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

        [  ]     Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

                   Delaware                        94-1517641
     ___________________________________       ________________________
     (State  or  other  jurisdiction  of      (I.R.S.  Employer
     incorporation  or  organization)         Identification  No.)


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

The number of shares of Registrant's Common Stock outstanding as of September 13, 2001 was 3,521,222.

                                    SBE, INC.

                        INDEX TO JULY 31, 2001 FORM 10-Q



PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements

Condensed  Consolidated  Balance  Sheets  as  of
   July  31,  2001  and  October  31,  2000                               3

Condensed  Consolidated  Statements  of  Operations  for  the
   three  and  nine  months  ended  July  31,  2001  and  2000            4

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
   nine  months  ended  July  31,  2001  and  2000                        5

Notes  to  Condensed  Consolidated  Financial  Statements                 6

ITEM  2     Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                              8

ITEM  3     Quantitative  and  Qualitative  Disclosures  about
     Market  Risk                                                        13


PART  II     OTHER  INFORMATION

ITEM  6     Exhibits  and  Reports  on  Form  8-K                       .13


SIGNATURES                                                               14

EXHIBITS                                                                 16

PART  I.       FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  July 31,      October 31,
                                                    2001           2000
                                                 ----------    -----------
          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . .  $   5,124   $      5,311
  Trade accounts receivable, net. . . . . . . .      1,422          4,296
  Inventories, net. . . . . . . . . . . . . . .      4,943          4,918
  Other . . . . . . . . . . . . . . . . . . . .        458            427
                                                 ----------  -------------
    Total current assets. . . . . . . . . . . .     11,947         14,952

Property, plant and equipment, net. . . . . . .      1,775          2,143
Capitalized software costs, net . . . . . . . .        140            293
Other . . . . . . . . . . . . . . . . . . . . .         71             39
                                                 ----------  -------------
    Total assets. . . . . . . . . . . . . . . .  $  13,933   $     17,427
                                                 ==========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable. . . . . . . . . . . .  $     854   $      1,094
  Accrued payroll and employee benefits . . . .        179          1,304
  Accrued product warranties. . . . . . . . . .        143            145
  Other accrued expenses. . . . . . . . . . . .        399            767
                                                 ----------  -------------
    Total current liabilities . . . . . . . . .      1,575          3,310

Refundable deposit. . . . . . . . . . . . . . .      4,870             --
Deferred rent and other . . . . . . . . . . . .        240            288
                                                 ----------  -------------

    Total liabilities . . . . . . . . . . . . .      6,685          3,598
                                                 ----------  -------------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . .     13,878         13,855
  Deferred stock compensation . . . . . . . . .         --           (164)
  Treasury stock. . . . . . . . . . . . . . . .       (409)          (409)
  Note receivable from stockholder. . . . . . .       (744)          (744)
  Retained earnings (accumulated deficit) . . .     (5,477)         1,291
                                                 ----------  -------------
    Total stockholders' equity. . . . . . . . .      7,248         13,829
                                                 ----------  -------------
    Total liabilities and stockholders' equity.  $  13,933   $     17,427
                                                 ==========  =============




SBE,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                   Three months ended  Nine months ended
                                          July  31,         July  31,
                                       2001     2000     2001     2000
                                     --------  ------  --------  -------
Net sales . . . . . . . . . . . . .  $ 1,449   $7,835  $ 6,680   $23,748

Cost of sales . . . . . . . . . . .      915    2,946    3,818     8,279
                                     --------  ------  --------  -------
  Gross profit. . . . . . . . . . .      534    4,889    2,862    15,469

Product research and development. .    1,311    1,466    4,530     4,176
Sales and marketing . . . . . . . .      844    1,078    2,415     3,475
General and administrative. . . . .      684    1,061    2,483     3,563
Acquisition costs . . . . . . . . .       --      383       --       383
Restructuring costs . . . . . . . .       --       --      384        --
                                     --------  ------  --------  -------
  Total operating expenses. . . . .    2,839    3,988    9,812    11,597
                                     --------  ------  --------  -------

  Operating (loss) income . . . . .   (2,305)     901   (6,950)    3,872

Interest and other income, net. . .       63       38      183       104
                                     --------  ------  --------  -------
  (Loss) income before income taxes   (2,242)     939   (6,767)    3,976

Provision for income taxes. . . . .        1       97        1       190
                                     --------  ------  --------  -------

  Net (loss) income . . . . . . . .  $(2,243)  $  842  $(6,768)  $ 3,786
                                     ========  ======  ========  =======

Basic (loss) earnings per share . .  $ (0.66)  $ 0.26  $ (2.01)  $  1.21
                                     ========  ======  ========  =======

Diluted (loss) earnings per share .  $ (0.66)  $ 0.21  $ (2.01)  $  1.02
                                     ========  ======  ========  =======

Basic - Shares used
  in per share computations . . . .    3,421    3,238    3,373     3,141
                                     ========  ======  ========  =======
Diluted - Shares used
  in per share computations . . . .    3,421    3,989    3,373     3,703
                                     ========  ======  ========  =======




                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine months ended
                                                                   July  31,
                                                              -----------------
                                                               2001      2000
                                                             --------  --------
Cash flows from operating activities:
  Net (loss) income . . . . . . . . . . . . . . . . . . . .  $(6,768)  $ 3,786
  Adjustments to reconcile net (loss) income to net cash
  (used) provided by operating activities:
    Amortization of deferred stock compensation . . . . . .       15       (82)
    Depreciation and amortization:
      Property and equipment. . . . . . . . . . . . . . . .      649       636
      Capitalized Software costs. . . . . . . . . . . . . .      163       183
    Changes in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable. . .    2,874    (1,112)
      Increase in inventories . . . . . . . . . . . . . . .      (25)   (2,455)
      Decrease (increase) in other assets . . . . . . . . .      (63)       45
      (Decrease) increase in trade accounts payable . . . .     (240)    1,114
      (Decrease) increase in other current liabilities. . .   (1,495)    1,150
      Increase in non current liabilities . . . . . . . . .    4,822        98
                                                             --------  --------
        Net cash (used in) provided by operating activities      (68)    3,363
                                                             --------  --------

Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . .     (281)     (818)
  Capitalized software costs. . . . . . . . . . . . . . . .      (10)     (193)
                                                             --------  --------
        Net cash used in investing activities . . . . . . .     (291)   (1,011)
                                                             --------  --------

Cash flows from financing activities:
  Purchase of treasury stock. . . . . . . . . . . . . . . .       --       (51)
  Proceeds from stock plans . . . . . . . . . . . . . . . .      172     1,267
                                                             --------  --------
        Net cash provided by financing activities . . . . .      172     1,216
                                                             --------  --------

      Net (decrease) increase in cash and cash equivalents.     (187)    3,568

Cash and cash equivalents at beginning of period. . . . . .    5,311     3,385
                                                             --------  --------
Cash and cash equivalents at end of period. . . . . . . . .  $ 5,124   $ 6,953
                                                             ========  ========



                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. (the "Company") are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The condensed consolidated financial statements of the Company include the financial position and results of operation of LAN Media Corporation, which the Company acquired on July 14, 2000. The merger was accounted for as a pooling of interests, and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. The results of operations for the nine months ended July 31, 2001 are not necessarily indicative of expected results for the full 2001 fiscal year.

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

2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):

                                    July  31,          October 31,
                                       2001                2000
                                        ----                 ----
Finished goods                       $ 2,229              $ 2,144
Parts and materials                    2,714                2,774
                                       -----                -----
                                     $ 4,943              $ 4,918
                                       =====                =====

3.     REFUNDABLE  DEPOSIT

A refundable deposit associated with a multi-year supply agreement with Compaq Computer Corporation of $4.9 million was received in April 2001. This deposit is refundable as the Company delivers certain quantities of products to Compaq over the next four years. The entire deposit has been classified as non current because the first refund payment is not expected to be made within the next 12 months.

4.     NET  (LOSS) EARNINGS PER SHARE:

Basic (loss) earnings per common share for the three and nine months ended July 31, 2001 and 2000 were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share for the three and nine months ended July 31, 2000 were computed by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share data):


                                 Three months ended   Nine months ended
                                         July  31,         July  31,
                                     ----------------   ---------------
                                       2001     2000     2001     2000
                                     --------  ------  --------  ------
Basic:
Numerator
-----------------------------------
Net (loss) income . . . . . . . . .  $(2,243)  $  842  $(6,768)  $3,786
Denominator
-----------------------------------
Weighted average shares . . . . . .    3,421    3,238    3,373    3,141
                                     --------  ------  --------  ------

Basic net (loss) income per share .  $ (0.66)  $ 0.26  $ (2.01)  $ 1.21
                                     --------  ------  --------  ------

Diluted:
Numerator
-----------------------------------
Net (loss) income . . . . . . . . .   (2,243)     842   (6,768)   3,786
Denominator
-----------------------------------
Weighted average shares . . . . . .    3,421    3,238    3,373    3,141
Shares issuable under stock options      ---      751      ---      562
                                     --------  ------  --------  ------
Diluted shares. . . . . . . . . . .    3,421    3,989    3,373    3,703

Diluted net (loss) income per share  $  (.66)  $ 0.21  $ (2.01)  $ 1.02
                                     --------  ------  --------  ------


Diluted net loss per share for the three and nine month periods ended July 31, 2001 does not include the effect of any common stock issuable under stock option plans as such common stock equivalents have an antidilutive effect.

5.     RESTRUCTURING  COSTS:

During the second fiscal quarter of 2001, the Company recorded a pre-tax restructuring charge of $384,000 in connection with the Company's consolidation and subleasing of facilities. The charge represents the estimated costs associated with the unoccupied space, net of estimated sublease revenues.

The Company expects future cash expenditures related to this restructuring activity to be approximately $384,000, of which $236,000 is anticipated to be paid within the next twelve months. Cash payments of $148,000 were made during the quarter ended July 31, 2001 in connection with this matter. All cash payments were for unused leased space.

6.     CONCENTRATION OF RISK:

In the three and nine months ending July 31, 2001 and 2000, most of the Company's sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to Compaq Computer Corporation accounted for 32 percent and 69 percent of net sales during the third quarter of fiscal 2001 and 2000, respectively, and 39 percent and 73 percent of the Company's net sales in the first nine months of fiscal 2001 and 2000, respectively. Sales to Lockheed Martin accounted for 38 and 3 percent of net sales during the third quarter of fiscal 2001, respectively, and 15 and 4 percent of net sales for the first nine months of 2001 and 2000, respectively. Also, Compaq accounted for 33 percent and 73 percent of the Company's accounts receivable as of July 31, 2001 and July 31, 2000, respectively. The Company expects that sales to Compaq and Lockheed will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 2001. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq or Lockheed, could have a material adverse effect on the Company's business, operating results and financial condition.

7.     RECENT ACCOUNTING  PRONOUNCEMENTS:

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and prohibits the use of the pooling of interest method . SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard, which will be adopted by the Company on January 1, 2002. The company does not anticipate significant impact on its financial statements as a result of the adoption of these accounting standards.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information that is not historical including, without limitation, the Company's expectations regarding sales to Compaq Computer in fiscal 2001, the belief that the market for client-server networking products is growing, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases and trends or expectations regarding the Company's operations. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below in this Quarterly Report on Form 10-Q, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended October 31, 2000.


SBE, Inc. designs, markets, sells and supports high-speed intelligent communications controller products for use in telecommunications systems worldwide. Our products enable both traditional and emerging telecommunications service providers to deliver advanced communications equipment and services, which we believe help these providers compete more effectively in today's highly competitive telecommunications service market. Our products include WAN interface adapters and high performance communications controllers that are used principally in workstations, media gateways, routers, internet access devices, home location registers and data messaging applications.
Our business is characterized by a concentration of sales to a small number of OEM customers and consequently the timing of significant orders from major customers and their product cycles causes fluctuation in our operating results. Sales to Compaq Computer Corporation, our largest customer, represented 67 percent of our net sales in fiscal 2000. If any of our major customers, especially Compaq, reduces orders for our products, we could lose revenues, whereby our operating results and financial condition would suffer. Sales to Compaq accounted for 39 percent of our net sales in the nine months ended July 31, 2001 and 73 percent for the first nine months of fiscal 2000. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.
We are attempting to diversify our sales with the introduction of new products that are targeted at large growing markets within the telecommunications industry. Our Highwire products are focused on the telecommunications applications market. We believe the growth in this market is driven by the convergence of traditional telephony applications with the Internet. We cannot assure you that we will be able to succeed in penetrating this market and diversifying our sales.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended July 31, 2001 and 2000. These operating results are not necessarily indicative of our operating results for any future period.


                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                         JULY  31,       JULY  31,
                                      -----------    -------------
                                      2001   2000    2001   2000
                                     ------  -----  ------  -----
Net sales . . . . . . . . . . . . .    100%   100%    100%   100%
Cost of sales . . . . . . . . . . .     63     38      57     35
                                     ------  -----  ------  -----
  Gross profit. . . . . . . . . . .     37     62      43     65
                                     ------  -----  ------  -----
Product research and development. .     90     18      68     17
Sales and marketing . . . . . . . .     58     14      36     15
General and administrative. . . . .     47     14      37     15
Restructuring / acquisition costs .     --      5       6      1
                                     ------  -----  ------  -----
  Total operating expenses. . . . .    196     51     147     49
                                     ------  -----  ------  -----
  Operating (loss) income . . . . .   (159)    11    (104)    16
Interest and other income, net. . .      4      1       3      1
                                     ------  -----  ------  -----
  (Loss) income before income taxes   (155)    12    (101)    17
Provision for income taxes. . . . .     --     (1)     --     (1)
                                     ------  -----  ------  -----
  Net (loss) income . . . . . . . .  (155)%    11%  (101)%    16%
                                     ======  =====  ======  =====



NET  SALES

Net sales for the third quarter of fiscal 2001 were $1.4 million, an 82 percent decrease from $7.8 million in the third quarter of fiscal 2000. For the first nine months of fiscal 2001 net sales were $6.7 million, which represented a 72 percent decrease from $23.7 million in the same period in fiscal 2000. This decrease was primarily attributable to significantly lower sales to Compaq in fiscal 2001 -- $5.0 million in the third quarter of fiscal 2001 and $15.2 million for the first nine months of fiscal 2001. In addition, the Company experienced a $1.4 million decrease in sales of all other product lines combined for the third quarter of fiscal 2001, and an $1.9 million decrease in sales of all other product lines for the first nine months of fiscal 2001, compared to fiscal 2000. Declining market and economic conditions within the telecommunications industry, as well as the technology sector generally, and product design delays at several of our large customers also contributed to the decrease. Many of our customers are reducing demand as a result of the industry slowdown in telecommunications equipment markets and therefore, the predictability of future orders is very limited as a result of these depressed market conditions.

Sales to Compaq, primarily of VMEBus products, represented 32 percent of sales for the third quarter and 39 percent of sales for the first nine months of fiscal 2001, while sales to Lockheed represented 38 percent of net sales during the third quarter and 15 percent of sales for the first nine months of fiscal 2001. No other customer accounted for over 10 percent of sales in the three or nine month periods. We expect to continue to experience fluctuation in product sales as large customers' needs change.

GROSS  PROFIT

Gross profit as a percentage of sales in the third quarter of fiscal 2001 was 37 percent, as compared to 62 percent during the third quarter of fiscal 2000. For the first nine months of fiscal 2001 the gross profit percentage was 43 percent, as compared to 65 percent during the same period of fiscal 2000. Gross margin percentages have been lower in fiscal 2001 due to significantly lower sales being spread over relatively fixed production costs.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $1.3 million in the third quarter of fiscal 2001, an decrease of 11 percent from $1.5 million in the third quarter of fiscal 2000, and down 17 percent from the second quarter of fiscal 2001. For the first nine months of fiscal 2001, research and development expenses were $4.5 million, an 8 percent increase from $4.2 million for the first nine months of fiscal 2000. The increase in research and development spending from the fiscal 2000 period to the fiscal 2001 period was a result of increased spending for development of our HighWire and other new telecommunications products in the early part of fiscal 2001. As a result of the industry slowdown for telecommunications equipment, we have significantly lowered our research and development spending levels from fiscal 2000 levels. We are focusing our efforts additional new products that are targeted at current customers or potential new strategic customers applications

SALES  AND  MARKETING

Sales and marketing expenses for the third quarter of fiscal 2001 were $844,000, a decrease of 22 percent from $1.1 million in the third quarter of fiscal 2000. The sales and marketing expenses for the first nine months of fiscal 2001 were $2.4 million, a 31 percent decrease from $3.5 million in fiscal 2000. The decrease for fiscal 2001 was primarily due to lower marketing program spending for products already introduced during previous quarters, but not yet fully available in volume along with lower commission expenses due to lower sales. Expenditures were closely monitored in light of current market conditions, and less than expected revenue year to date. Overall, we expect sales and marketing expenses will decrease from current levels as we aggressively manage expenses in response to the current poor economic conditions.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses were $684,000 for the third quarter of fiscal 2001, a decrease of 36 percent from $1.1 million in the third quarter of fiscal 2000. For the first nine months of fiscal 2001 general and administrative expenses were $2.5 million, a decrease of 30 percent from $3.5 million for the first nine months of fiscal 2000. This decrease was due to carefully maintaining or reducing spending levels in response to lower income levels during the third quarter of fiscal 2001. In future periods, we expect that general and administrative expenses may continue to decrease from current expenditure levels as overhead levels are reduced.

RESTRUCTURING  COSTS

Restructuring costs of $384,000 were recorded during the first nine months of 2001 related to the Company's consolidation and subleasing of facilities. The charge represented the estimated costs of facilities leases net of estimated sublease revenues.

INTEREST  AND  OTHER  INCOME,  NET

Net interest and other income increased to $63,000 in the third quarter of fiscal 2001 from $38,000 in the same period in fiscal 2000, an increase of 66 percent . Also, for the first nine months of fiscal 2001 net interest and other income was $183,000, an increase of 74 percent from $104,000 in fiscal 2000. This increase was due to higher average cash balances in fiscal 2001.

INCOME  TAXES

We recorded a minor provision for taxes in the third quarter of fiscal 2001 and for the first nine months of fiscal 2001. We did not recognize any benefit for taxes principally due to the uncertainty in realizing the benefit derived from our net operating losses and unused tax credits in future periods. Therefore the tax benefits related to the net operating losses and tax credits were fully reserved against. We recorded a provision for taxes in the third quarter of fiscal 2000 of $97,000. For the first nine months of fiscal 2000 we recorded a provision of $190,000. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as operating loss and tax credit carryforwards are recognized.

NET  (LOSS)  INCOME

As a result of the factors discussed above, we recorded a net loss of $2.2 million in the third quarter of fiscal 2001, as compared to net income of $842,000 in the third quarter of fiscal 2000. For the first nine months of fiscal 2001 the loss was $6.8 million, compared to a net income of $3.8 million for the first nine months of fiscal 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

At July 31, 2001, we had cash and cash equivalents of $5.1 million, as compared to $5.3 million at October 31, 2000. In the first nine months of fiscal 2001, $68,000 of cash was used through operating activities, primarily as a result of the $6.8 million net loss and a decrease in current liabilities related to the payment of year end compensation accruals. This was offset by an $2.8 million decrease in accounts receivable and a $4.8 million increase in non current liabilities related to a deposit from Compaq for a multi year supply agreement. The accounts receivable decrease was primarily a result of decreased sales. Working capital at July 31, 2001 was $10.4 million, as compared to $11.6 million at October 31, 2000.

In the first nine months of fiscal 2001, the Company purchased $281,000 of fixed assets, consisting primarily of computer and engineering equipment. Purchased software costs amounting to $10,000 were capitalized during the first nine months of 2001. We expect capital expenditures will remain at minimal levels for the remainder of fiscal 2001.

We received $172,000 in the first nine months of fiscal 2001 from payments related to employee stock option exercises and purchases made by employees pursuant to our employee stock purchase plan.

Based on the current operating plan and forecasted sales, we anticipate that our current cash balances and anticipated cash flows or usage from operations will allow for us to meet our working capital needs over the next 12 months. However, this estimate is based on our belief that customer orders will increase in mid 2002. Should this prove not to be the case, we will need to secure additional financing. Any such financing could take the form of a sale of our equity securities, which could be dilutive to our existing stockholders. Any such financing could also take the form of debt, which would cause us to incur additional interest expense. Although, we may not be able to raise new funds on acceptable terms, or at all.

ITEM  3.       QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at July 31, 2001 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10 percent, the expected effect on net income related to our financial instruments would be immaterial.



PART  II.     OTHER  INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     List  of  Exhibits:

     11.1     Statements  of  Computation  of  Net  (Loss)  Income  per  Share


(b)     Reports  on  Form  8-K:

No report on Form 8-K was filed by the Company during the quarter ended July 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 13, 2001.


SBE,  INC.
----------
Registrant






Timothy  J.  Repp
Chief  Financial  Officer,  Vice  President  of
Finance and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit          Description                                        Page
-------          -----------                                        ----

11.1          Statements  of  Computation  of Net Income (Loss)               16
               per  share.