Form 10-K
period 2001-10-31
SBE INC
filed 2002-01-25
CIK 87050

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------
 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934


           DATE OF REPORT: FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001


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

                           Commission File No. 0-8419

            2305 Camino Ramon, Suite 200, San Ramon, California 94583
            ---------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price for the Registrant's Common Stock on December 31, 2001 as reported on the Nasdaq National Market, was $1,650,199. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2001 was 3,546,141.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the Registrant's definitive Proxy statement for the Registrant's Annual Meeting of Stockholders scheduled for March 19, 2002 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Exhibit  Index  on  Page  23
Total  Pages  47

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
     Item  4     Submission  of  Matters  to  a Vote of Security Holders      13


PART  II

     Item  5     Market  for  The  Registrant's  Common  Equity
                    and  Related  Stockholder  Matters                        14
     Item  6     Selected  Financial  Data                                    14
     Item  7     Management's  Discussion  and  Analysis  of
                    Financial Condition and Results  of  Operations           15
     Item  7A    Quantitative and Qualitative Disclosures about Market Risk   19
     Item  8     Financial  Statements  and  Supplementary  Data              20
     Item  9     Changes  in  and  Disagreements  with  Accountants
                    on Accounting and Financial  Disclosure                   20

PART  III

     Item  10     Directors  and  Executive  Officers  of  the Registrant     21
     Item  11     Executive  Compensation                                     22
     Item  12     Security  Ownership  of  Certain  Beneficial  Owners
                     and Management                                           22
     Item  13     Certain  Relationships  and  Related  Transactions          23

PART  IV

     Item  14     Exhibits,  Financial  Statement  Schedules
                  and  Reports  on  Form  8-K                                 23

SIGNATURES                                                                    26

                                     PART I

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements set forth in or incorporated by reference in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, the Company's expectations regarding its sales to Compaq Computer in fiscal 2002, the belief that the market for client server networking products is growing, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K. See "Business -- Risk Factors" and "Item 7 --Management's Discussion and
Analysis  of  Financial  Condition  and  Results  of  Operations."

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

On July 14, 2000, the Company acquired LAN Media Corporation, a privately held wide area networking adapter company headquartered in Sunnyvale, California. In the acquisition, we issued approximately 316,000 shares of our common stock for all of LAN Media's outstanding common stock. The acquisition was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.

Founded in 1961 as Linear Systems, Inc., the Company evolved from a supplier of radio communications equipment to a provider of comprehensive network communications solutions for original equipment manufacturers and end users. Over the last two years, the Company expanded its product lines to include its Highwire(TM) family of high performance telecommunications controllers. The Highwire family provides high bandwidth intelligent connectivity to servers designed to act as gateways and signaling points within telecommunication networks. The Highwire coprocessing controllers enable operators of wireline and wireless networks to deliver Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing, as well as digital wireless services such as Personal Communications Systems ("PCS") and Global System for Mobile Telecommunications ("GSM"). The Highwire products are designed for integration with standard server platforms that will enable traditional carriers and new telecom entrants to pursue cost-reduced and performance-enhanced network architectures based on Internet Protocol ("IP"), Asynchronous Transfer Mode ("ATM") or other "packet" technologies. The Company is focusing substantial resources on the continued development, marketing and sales activities for the Highwire products.

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

The Company's Highwire communications controllers leverage the Company's core technology strength into the telecommunications applications market. The Company's Wan Adapter products are focused on the need for wide area network connectivity in customer premise equipment ("CPE") such as routers, firewalls, virtual private network ("VPN") servers and network switches. The Company's WanXL products are designed for applications that require high-performance and high-speed communications capability such as transmission of financial data and real time video data. The Company's VMEbus products are designed for high reliability industrial applications and are used in many wireline, wireless, and satellite based communications networks. All of these products, except the Wan Adapter products, are "intelligent," containing their own microprocessors and memory. This architecture allows these communications controllers to offload many of the lower-level communications tasks that would typically be performed by the host platform, improving overall system performance. The Wan Adapter products are designed to be low cost and high performance connectivity products that provide developers of CPE equipment with an easy to integrate WAN interface for their systems. All four product lines are supported by communications software developed by both the Company and a variety of third party partners.

RISK  FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

NASDAQ  NATIONAL  MARKET  LISTING;  RISKS  ASSOCIATED  WITH  DELISTING.
-----------------------------------------------------------------------

The Company's Common Stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $1.00 and a minimum market value of its public float of $5.0 million. The minimum bid price for our Common Stock has been below $1.00 since November 6, 2001. Nasdaq issued a press release on September 27, 2001, stating that, in response to market conditions following the September 11, 2001 terrorist attacks, it was implementing an across-the-board moratorium, until January 2, 2002, on the minimum bid requirements for continued listing. On December 12, 2001, the Nasdaq issued a press release stating that it would be reinstating the minimum bid requirements for continued listing effective January 2, 2002. If the minimum bid price of our Common Stock continues to trade below $1.00, our Common Stock could be delisted from the Nasdaq National Market. In addition, even if our minimum bid price exceeds $1.00, because we have only have 3.5 million shares of public float, we may still fail to comply with the $5.0 million market value of public float requirement and thus, could be delisted from the Nasdaq National Market.

If the Company fails to maintain the standards necessary to be quoted on the Nasdaq National Market or alternatively, the Nasdaq SmallCap Market, and our Common Stock is delisted, trading in our Common Stock could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our Common Stock, may be adversely impacted as a result.

DEPENDENCE  ON  A  LIMITED NUMBER OF OEM CUSTOMERS.  In fiscal 2001, most of the
--------------------------------------------------
Company's sales were derived from a limited number of OEM customers. In fiscal 2001, sales to Compaq Computer accounted for 34% of the Company's net sales. The Company expects that sales to Compaq Computer will also constitute a substantial portion of the Company's net sales in fiscal 2002. Orders by the Company's OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on the Company's operating results. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq Computer and Lockheed Martin, would have a material adverse effect on the Company's operating results and financial condition. In addition, there can be no assurance that the Company will become a qualified supplier with new OEM customers or that the Company will remain a qualified supplier with existing OEM customers.

FUTURE SUCCESS DEPENDENT ON NEW PRODUCT LINES.  Since late 1998, the Company has
---------------------------------------------
focused a significant portion of its research and development, marketing and sales efforts on Highwire products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of the Company's products. If the Highwire products or other new products developed by the Company do not gain market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

HIGHLY  COMPETITIVE  ENVIRONMENT.  The  market  for  communications  products is
--------------------------------
highly competitive. The Company competes directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications solutions. The Company also competes with suppliers of routers, hubs, network interface cards and other data communications products. In the future, the Company expects competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services. In addition, the Company may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications capabilities in their products. The Company may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

FLUCTUATIONS  IN  QUARTERLY  RESULTS.  The Company's quarterly operating results
------------------------------------
have fluctuated significantly in the past and are likely to fluctuate significantly in the future due to several factors, some of which are outside the control of the Company, including timing of significant orders from OEM customers, fluctuating market demand for, and declines in, the average selling prices of the Company's products, delays in the introduction of the Company's new products, competitive product introductions, the mix of products sold, changes in the Company's distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. The Company generally does not operate with a significant order backlog, and a substantial portion of the Company's revenues in any quarter is derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Based on the foregoing, the Company believes that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock is likely to be materially adversely affected.

RAPID  TECHNOLOGICAL  CHANGE; ONGOING NEW PRODUCT DEVELOPMENT REQUIREMENTS.  The
--------------------------------------------------------------------------
markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as ISDN ("Integrated Services Digital Network"), Frame Relay, ADSL ("Asymmetric Digital Subscriber Line") and ATM ("Asynchronous Transfer Mode"). There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products or enhancing its existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render the Company's products noncompetitive or obsolete.

DEPENDENCE  ON KEY EMPLOYEES.  The Company is highly dependent on the technical,
----------------------------
management, marketing and sales skills of a limited number of key employees. The Company does not have employment agreements with, or life insurance on the lives of, any of its key employees. The loss of the services of any key employees could adversely affect the Company's business and operating results.

NEED  TO  RECRUIT  AND  RETAIN  QUALIFIED PERSONNEL.  The Company's success also
---------------------------------------------------
depends on its ability to continue to attract and retain additional highly talented personnel. Competition for qualified personnel in the networking industry, and in the San Francisco Bay Area, is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain additional skilled personnel as required.

SUCCESSFUL  INTEGRATION  OF ACQUISITIONS. In July 2000, the Company acquired LAN
----------------------------------------
Media Corporation. We may continue to acquire companies, technologies or products or to sell or discontinue some of our technologies or products in future periods. Our acquisitions involve numerous risks, including the use of significant amounts of our cash, diversion of the attention of our management from our core business, loss of our key employees and significant expenses and write-offs. Incremental acquisition related charges including in-process research and development and amortization of goodwill and other intangibles or divestitures of profitable technologies or products could adversely impact our profitability. The success of these acquisitions depends upon our ability to timely and successfully develop, manufacture and gain market acceptance for the products we acquired. If we engage in additional acquisitions or divestitures in future periods, we may not be able to address these risks and our business may be harmed.

DEPENDENCE  ON  KEY  SUPPLIERS.  The chipsets used in the Company's products are
------------------------------
currently available only from Motorola. In addition, certain other components are currently available only from single suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, would have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE  ON  CONTRACT  MANUFACTURER.  The  Company  and  XeTel  Corporation
--------------------------------------
("XeTel"), a contract manufacturing company headquartered in Austin, Texas, have entered into an exclusive manufacturing service agreement under which XeTel is to manufacture all of the Company's products until at least May 2002. The Company is dependent on XeTel's ability to manufacture the Company's products according to specifications and in required volumes on a timely basis. The failure of XeTel to perform its obligations under the manufacturing service agreement could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE  ON  PROPRIETARY  TECHNOLOGY.  Although the Company believes that its
---------------------------------------
future success will depend primarily on continuing innovation, sales, marketing and technical expertise, the quality of product support and customer relations, the Company must also protect the proprietary technology contained in its products. The Company does not currently hold any patents and relies on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in its products. There can be no assurance that steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of its technology. Although the Company believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company.

STOCK  PRICE  VOLATILITY.  The  trading  price  of the Company's Common Stock is
------------------------
subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by the Company or its competitors, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS AND DELAWARE LAW.  The Company's Board of Directors has
-----------------------------------------
the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be materially adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the Company's Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

OUR  FUTURE  CAPITAL  NEEDS  MAY  EXCEED  OUR  ABILITY  TO  RAISE  CAPITAL.  The
--------------------------------------------------------------------------
development and marketing of our products is capital intensive. We believe that our existing cash balances and our anticipated cash flow from operations will satisfy our financing requirements for the next twelve months. Rapid revenue growth may require that we seek additional capital to meet our working capital needs beyond the next 12 months. Likewise, a further decline in future orders and revenues might have a similar effect should we be unable to reduce our expenses to the degree necessary to avoid incurring losses. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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

The following table shows sales by major product type as a percentage of net sales for fiscal 2001, 2000 and 1999:

                                   Year Ended October 31,
                                   2001     2000     1999
                                  -------------------------
                                  (percentage of net sales)

  VME Communication Controllers       64%      75%      81%
  Wan Adapter                         25       15        9
  WanXL products                       6        6        3
  Other                                5        4        7
                                  -------  -------  -------
                                     100%     100%     100%
                                  =======  =======  =======

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

The Company conducts its sales and marketing activities from its principal offices in San Ramon, California. The Company's direct sales force is based in four locations in the United States.

RESEARCH  AND  DEVELOPMENT

The Company's product development efforts are focused principally on its strategic businesses, telecommunications applications, client/server internetworking and VMEbus intelligent communications controllers. The Company's experience in high-speed data communication creates opportunities to leverage its engineering investments and develop additional integrated products for simpler, more innovative communications solutions for customers. The development of new internetworking products, high-performance communications controllers and communications-related software is critical to attracting new, and retaining existing, customers.

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

During fiscal 2001, the Company focused the majority of its development efforts on the Highwire product line, and it expects to continue Highwire development, while also developing other new product platforms, in fiscal 2002.

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

Certain parts used in the Company's products are purchased from Motorola. See "Risk Factors-Dependence on Key Suppliers." The Company believes that the sole-source components supplied by Motorola will become available to the Company from alternative suppliers in the future. Although the Company has rarely experienced any significant problems in obtaining sole-source components, the Company has sought to establish a close relationship with sole-source suppliers and, if necessary, build up an inventory of such components.

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

BACKLOG

On December 31, 2001, the Company had a backlog of product orders of approximately $337,000 for shipment within the next 12 months. On December 31, 2000, the Company had a backlog of product orders of approximately $2.7 million for shipment within the next 12 months. Because recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On December 31, 2001, the Company had 47 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages. The Company believes its employee relations are good.

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

In December 2001, the Company relocated its engineering and administrative headquarters to 15,000 square feet of leased space located in San Ramon, California. The lease expires in 2004. The Company expects that the facility will satisfy its anticipated needs through the foreseeable future. In conjunction with the relocation to the new building, the Company assigned the lease related to its former 63,000 square foot engineering and administrative headquarters facility to a third party corporation. The third party corporation has guaranteed payment of the remaining lease payments though the termination of the original lease in 2006.

The Company leases 6,100 square feet of office space in Madison, Wisconsin for various product development activities. The lease expires in 2005 and provides the Company with the right to renew the lease for two additional five-year terms. The Company expects that this office space will satisfy the needs of the Madison development group for the foreseeable future.

Additionally, through the acquisition of LAN Media Corp. in July 2000, the Company leases approximately 3,650 square feet of office space in Sunnyvale, CA. The Sunnyvale lease expires in 2003. The Company subleased this office space to a third party corporation for the remaining term of the lease.

ITEM  3.   LEGAL  PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Subsequent to our 2001 Annual Meeting of Stockholders, there were no matters submitted to a vote of our stockholders in the remainder of fiscal 2001. The voting results from the 2001 Annual Meeting of Stockholders were included in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY &
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market under the symbol SBEI. The following table presents quarterly information on the price range of the Company's Common Stock, indicating the high and low bid prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2001, there were approximately 419 holders of record of the Company's Common Stock. There are no restrictions on the Company's ability to pay dividends; however, it is currently the intention of the Board of Directors to retain all earnings, if any, for use in the Company's business and the Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon the earnings, capital requirements, operating results and financial condition of the Company.

                              Fiscal  quarter  ended
                   ---------------------------------------------
  Fiscal 2001      January 31   April 30   July 31   October 31
  -----------      -----------  ---------  --------  -----------
    High           $      8.75  $    5.50  $   3.50  $      1.70
    Low                   3.38       2.25      1.05         0.80
  Fiscal 2000
    High           $     11.88  $   22.25  $  26.38  $     22.75
    Low                   3.94       8.50     14.00         8.56

ITEM  6.     SELECTED  FINANCIAL  DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

For years ended October 31,
  and at October 31                     2001     2000      1999     1998     1997
-----------------------------------------------------------------------------------
(in thousands, except for per share amounts and number of employees)

Net sales                             $ 7,726   $29,178  $19,854   $21,124  $26,695

Net income (loss)                     $(9,896)  $ 3,970  $  (254)  $   184  $ 3,229

Net income (loss) per share - basic   $ (2.92)  $  1.24  $ (0.08)  $  0.07  $  1.25

Product research and development      $ 5,652   $ 5,635  $ 5,167   $ 3,864  $ 2,954

Working capital                       $ 7,595   $11,793  $ 7,191   $ 7,845  $ 7,918

Total assets                          $10,690   $17,427  $11,264   $11,783  $11,978

Long-term obligations                 $ 4,870   $   288  $   503   $   631  $   925

Stockholders' equity                  $ 4,119   $13,829  $ 8,636   $ 8,846  $ 8,475

Number of employees                        47        87       72        68       84

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to many risks and uncertainties that could cause actual results to differ significantly from expectations. For more information on forward-looking statements, refer to the "Special Note on Forward Looking Statements" at the front of this Annual Report on Form 10K.

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

During the year ended October 31, 2001, the Company reduced its workforce from 87 to 47 employees or 46% over the prior year. As a result of the reduction in its workforce, the Company will realize an annual savings related to employee salaries and benefits of approximately $3.0 million as compared to fiscal 2001. The Company also entered into an agreement with a third party corporation to assign the lease of its 63,000 square foot engineering and headquarters facility located in San Ramon, California. Simultaneously with the lease assignment, the Company sublet a 15,000 square foot engineering and headquarters facility also located in San Ramon, California. The total net savings to the Company from the move of its engineering and headquarters facility will be approximately $800,000 per year or $3.0 million over the term of the lease. The Company expensed $964,000 in restructuring costs related to the reduction in its workforce and change in facilities in fiscal 2001.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 2001, 2000 and 1999. These operating results are not necessarily indicative of Company's operating results for any future period.

                                       YEAR  ENDED  OCTOBER  31,
                                     ----------------------------
                                       2001      2000      1999
                                     --------  --------  --------
Net sales                                100%      100%      100%
Cost of sales                             63        36        38
                                     --------  --------  --------
  Gross profit                            37        64        62
Operating expenses:
  Product research and development        73        19        26
  Sales and marketing                     40        16        23
  General and administrative              42        16
  Restructuring costs                     13       ---       ---
                                     --------  --------  --------
   Total operating expenses             (168)       51        64
                                     --------  --------  --------
Operating income (loss)                 (131)       13        (2)
Interest income                            3         1         1
                                     --------  --------  --------
Income (loss) before income taxes       (128)       14        (1)
Provision for income taxes               ---       ---       ---
                                     --------  --------  --------
Net income (loss)                      (128)%       14%      (1)%
                                     ========  ========  ========

NET  SALES

Net  sales  for  fiscal 2001 were $7.7 million, a 74% decrease from fiscal 2000.
Net sales for fiscal 2000 were $29.2 million, a 47% increase from fiscal 1999. The decrease from fiscal 2000 to fiscal 2001 was primarily attributable to a general slowdown in demand from telecommunications customer and to lower sales of custom integrated circuit products to Compaq. The increase from fiscal 1999 to fiscal 2000 was primarily attributable to increased sales of VMEbus products to Compaq along with an overall increase in sales of WAN Adapter products. Sales to individual customers in excess of 10% of net sales of the Company included net sales to Compaq of $2.6 million in 2001, $19.4 million in fiscal 2000 and $12.6 million in fiscal 1999, respectively. Net sales to Lockheed Martin were $1.5 million, $1.0 million and $500,000 in fiscal 2001, 2000 and 1999, respectively. The Company expects to continue to experience fluctuation in product sales as large customers' needs change. See "Item 1-Business-Risk
Factors-Dependence  on  a  Limited  Number  of  OEM  Customers."

International sales constituted 9%, 4% and 4% of net sales in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. International sales are executed in US dollars and are principally transacted in Europe.

GROSS  PROFIT

Gross profit as a percentage of net sales was 37%, 64% and 62% in fiscal 2001, 2000 and 1999, respectively. During 2001, the Company increased its inventory valuation reserves for obsolete and slow moving inventory by $1.0 million. Excluding the inventory write-downs, the gross margin for fiscal 2001 was 50%. Gross profit as a percentage of sales decreased in fiscal 2001 as a result of inventory valuation write-downs and lower production volumes. Gross profit as a percentage of net sales increased in fiscal 2000 as a result of lower costs for products due to increased volume.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $5.7 million in fiscal 2001, $5.6 million in fiscal 2000 and $5.2 million in fiscal 1999, representing 73%, 19% and 26% of net sales, respectively. The increase in research and development spending as a percentage of revenue from fiscal 2000 to fiscal 2001 was due to lower revenue without a corresponding reduction in research and development spending. During fiscal 2001, the Company emphasized completion of the development programs for the HighWire product line and software development for the SS7 and WAN product lines. The increase in research and development spending from fiscal 1999 to fiscal 2000 was a result of higher spending on the development of new telecommunications products. Due to staffing reductions and other cost containment measures during the later part of fiscal 2001, the Company expects a reduction in overall spending for its product research and development in absolute dollars and as a percentage of sales from fiscal 2001. See "Item 1-Business-Risk Factors-Future Success Dependent on New Product Lines; -Rapid Technological Change; Ongoing Product Development Requirements."

The Company did not capitalize any internal software development costs in fiscal 2001, 2000 or 1999, respectively.

SALES  AND  MARKETING

Sales and marketing expenses for fiscal 2001 were $3.1 million, a 33% decrease over fiscal 2000. This decrease is primarily related to lower headcount in the sales and marketing departments plus a decrease in commissions due to lower sales volume. Fiscal 2000 expense was $4.6 million, essentially the same as fiscal 1999. Sales and marketing programs are focused on new customer development and therefore as new customer sales increase, sales and marketing expenses will increase. Customer new product sales cycles may span over periods as long as twenty-four months. Due to staffing reductions and cost containment measures during the latter part of 2001, the Company expects sales and marketing expense will decrease in absolute dollars and as a percentage of total sales from fiscal 2001 levels.

In the latter part of fiscal 2001, the Company reorganized its sales and marketing groups enhancing the industry and product expertise of the groups. The sales department is now organized around and the members of our sales team are compensated for meeting certain objectives referred to as "Design Wins." A Design Win is defined as a program with an OEM customer which will generate at least $400,000 in annual revenue within 12 to 18 months after the customer accepts and confirms the use of the Company's product in their platform. The Company had three Design Wins in the fourth quarter of 2001 and expects to close at least 20 Design Wins in fiscal 2002.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for fiscal 2001 decreased to $3.3 million, a 28% decrease over fiscal 2000. The decrease was due to headcount and expense containment measures plus reduced profit sharing and bonus contributions which are tied to the Company's profitability. Fiscal 2000 expense increased to $4.6 million from 3.0 million in fiscal 1999 or, 52%, as a result of increased profit sharing and bonus programs due to increased profitability and costs related to the acquisition of LAN Media Corporation.

RESTRUCTURING  COSTS
In response to the continued economic slowdown, the Company implemented a restructuring plan in fiscal 2001 and recorded a restructuring charge of $964,000. Restructuring costs are comprised of severance costs associated with staff reductions totaling $52,000, leasehold improvements and equipment write-downs related to the relocation of the Company's headquarters of $337,000 and losses related to its sublease of $575,000. The Company reduced its headcount from 87 employees to 47 employees during fiscal 2001. The reduction in headcount plus the relocation of the XeTel manufacturing facility from the Company's engineering and headquarters facility in San Ramon, California to Texas left the Company with excess facility space. The Company was able to enter into an agreement with a third party corporation to assign the lease for its 63,000 square foot facility located at 4550 Norris Canyon Rd, San Ramon, California and simultaneously sublease a 15,000 square foot facility also located in San Ramon, California. The Company abandoned the leasehold improvements and certain of its equipment in conjunction with the relocation. As a result of this transaction, a non-cash $337,000 write down of leasehold improvements and equipment was expensed in fiscal 2001. Real estate commissions and building expenses totaling $442,000 were accrued in fiscal 2001 and will be paid in fiscal 2002. An additional amount totaling $133,000 was accrued related to a loss associated with facilities acquired with the purchase of LAN Media Corporation in fiscal 2000 and subleased to a third party corporation in fiscal 2001. This amount will be paid over 36 months beginning May 2001. As of October 31, 2001, $590,000 of the restructuring costs was included in other current liabilities.

INTEREST  INCOME

Interest income in fiscal 2001 increased slightly from 2000 due to higher average cash balances in fiscal 2001. Fiscal 2000 income decreased slightly from fiscal 1999 due to lower average cash balances in fiscal 2000 as compared to fiscal 1999.

INCOME  TAXES

The Company recorded tax provisions of $1,000, $126,000 and $3,000 in fiscal 2001, 2000 and fiscal 1999, respectively. The Company's effective tax rate was 0%, 3% and 1% in fiscal 2001, 2000 and 1999, respectively. The Company has recorded a valuation allowance in fiscal 2001, 2000, and 1999 for certain deferred tax assets due to the uncertainty of realization. This valuation allowance decreased from approximately $4.0 million in fiscal 2000 to $8.1 million in fiscal 2001. In the event of future taxable income, the Company's effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

NET  INCOME  (LOSS)

As a result of the factors discussed above, the Company recorded a net loss of $9.9 million in fiscal 2001, net income of $4 million in fiscal 2000 and a net loss of $254,000 in fiscal 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash and cash equivalents of $3.6 million and $5.3 million on October 31, 2001 and October 31, 2000, respectively. In fiscal 2001, $1.5 million of cash was used by operating activities, principally as a result of net losses of $9.9 million and a $1.6 million decrease in other liabilities and accounts payable. The decrease in liabilities and accounts payable was the result of controlled spending during this period of lower sales volume. The decreases in cash were partially offset by $1,077,000 of non-cash depreciation and amortization charges, a $337,000 non-cash charge related to write-offs of fixed assets and leasehold improvements included in the restructuring costs, a $490,000 decrease in inventories, a $3.5 million decrease in trade accounts receivable and a $4.6 million increase in non-current liabilities. The decrease in inventories is primarily related to a $1.0 million write down for slow moving and obsolete inventory and was partially offset by purchases of certain end-of-life components to be used in future production of VME and LMC adapter products. We believe that we have acquired sufficient components to meet backlog and forecasted customer demand and are actively working with the applicable customers to transition them to new product platforms. The decrease in the trade accounts receivable is the result of lower sales volumes. The increase in non-current liabilities was primarily the result of a $4.9 million deposit from Compaq which was part of a four year end-of-life supply agreement that was initiated during the second quarter of fiscal 2001. Working capital at October 31, 2001 was $7.6 million, as compared to $11.6 million at October 31, 2000.

In fiscal 2001, the Company purchased $299,000 of fixed assets, consisting primarily of computers and engineering equipment. Software costs amounting to $10,000 were capitalized in fiscal 2001. The Company expects significantly lower levels of capital expenditures during fiscal 2002.

The Company received $160,000 in fiscal 2001 from employee stock option exercises and stock purchase plan purchases.

The Company will realize significant reductions in its operating expenses due to management's implementation of a program of controlled spending that encompasses every aspect of the Company. In addition, the headcount reductions will translate to an estimated $3.0 million decrease in salaries and benefits and other employee related expenses combined with an estimated $800,000 annual decrease in facility expenses related to the relocation of the Company's engineering and headquarters facility. Based on the current operating plan, the Company anticipates that its current cash balances and cash flow from operations will be sufficient to meet its working capital needs in fiscal 2002. After that time, we cannot be certain that additional funding will be available on acceptable terms, or at all. If we require additional capital resource to grow our business, execute our operating plans or acquire complimentary technologies or businesses at any time in the future, we may seek to sell additional equity or debt securities or secure lines of credit, which may result in additional dilution to our stockholders. In addition, we cannot be assured that additional financing, if needed, will be available on favorable terms, or at all.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The Company's financial instrument holdings at October 31, 2001 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income
(loss)  related  to  the  Company's  financial  instruments would be immaterial.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The financial statements and supplementary data required under Item 8 are provided under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Identification  of  Directors;  Section  16(a)  Beneficial  Ownership  Reporting
--------------------------------------------------------------------------------
Compliance
----------

The information required by Item 10 concerning the Company's directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for March 19, 2002 (the "2002 Proxy Statement"). The information required by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled
"Compliance with Section 16(a) of the Securities and Exchange Act of 1934" appearing in the 2002 Proxy Statement.

Identification  of  Executive  Officers
---------------------------------------

The executive officers of the Company and their respective ages and positions with the Company as December 31, 2001 are set forth in the following table. Executive officers serve at the discretion of the Board of Directors. There are no familial relationships between a director or executive officer and any other director or executive officer of the Company.

Name                                  Age                  Position
------------------------------------  ---  ----------------------------------------
William B. Heye, Jr.                   63  President and Chief Executive Officer

David W. Brunton                       51  Vice President, Finance, Chief Financial
                                           Officer, Treasurer and Secretary

Daniel Grey                            46  Vice President of Sales

Richard M. Strang                      56  Vice President, Technology

Kirk Anderson                          42  Vice President, Operations

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

Mr. Brunton joined the Company in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. From 1997 to 2000, Mr. Brunton was the Chief Financial Officer and Senior Vice President - Operations for ReSourcePhoenix.com, a financial services outsource provider. From 1987 to 1997, Mr. Brunton was the Corporate Controller for the Phoenix American Companies, an equipment leasing, cable TV, telecommunications and software development company. Mr. Brunton is a CPA who prior to 1987 was with Arthur Andersen & Co. (now Andersen LLP), an international professional services firm.

Mr. Grey has served as Senior Vice President of Sales since May 2001. He is a former member of the SBE sales staff who rejoined SBE in May 2001. From 1989 to 1996, as the Director of Western Sales for SBE, he drove sales to record levels through the initiation of relationships with industry leaders such as Cisco Systems, Sun Microsystems, and Tandem Computers. In addition, Grey has experienced 20 years of success propelling sales for well known companies including Force Computers, Mizar, Performance Technologies, and most recently as senior vice president of sales with SBS Technologies.

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

Mr. Anderson has served as Vice President, Operations since October 2001. He joined the Company as Manager, Operations in 1997 and was promoted to Director, Operations in 1999. Prior to joining the Company he held various management positions in operations, finance and marketing for several high-tech companies in Silicon Valley, including Vitalink Communications, a pioneer in internetworking products.


ITEM  11.     EXECUTIVE  COMPENSATION

The information required by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 2002 Proxy Statement.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2002 Proxy Statement.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information in the sections entitled "Certain Transactions" and "Executive Compensation" appearing in the 2002 Proxy Statement.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENTS, FINANCIAL     STATEMENT SCHEDULES
              AND  REPORTS  ON  FORM  8-K

The following documents are filed as part of this Report:

(a)(1)    Financial Statements
          --------------------

                                                                            Page
                                                                            ----

          Report of Independent Accountants                                   27

          Consolidated Balance Sheets at October 31, 2001 and 2000            28

          Consolidated Statements of Operations for fiscal years 2001,
              2000 and 1999                                                   29

          Consolidated Statements of Stockholders' Equity for fiscal
               years 2001, 2000 and 1999                                      30

          Consolidated Statements of Cash Flows for fiscal years 2001,
               2000 and 1999                                                  31

          Notes to Consolidated Financial Statements                          32


(a)(2)    Financial  Statement  Schedule
          ------------------------------

          Schedule  II  -  Valuation  and  Qualifying  Accounts               45

          All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(a)(3)    List  of  Exhibits

     Exhibit
     Number     Description
     ------     -----------

     3.1(1) Certificate of Incorporation, as amended through December 15, 1997.

     3.2(2)     Bylaws,  as  amended  through  December  8,  1998.

     10.1(3)*   1996  Stock  Option  Plan,  as  amended.

     10.2(4)* 1991 Non-Employee Directors' Stock Option Plan, as amended.

     10.3(5)    1992  Employee  Stock  Purchase  Plan,  as  amended.

     10.4(6)    1998  Non-Officer  Stock  Option  Plan.

     10.5(7) Lease for 4550 Norris Canyon Road, San Ramon, California dated November 2, 1992 between the Company and PacTel Properties.

     10.6(8) Amendment dated June 6, 1995 to lease for 4550 Norris Canyon Road, San Ramon, California, between the Company and CalProp L.P. (assignee of PacTel Properties).

     10.7(9) Asset Purchase Agreement between XeTel Corporation and the Company dated as of December 6, 1996.

     10.8(1) Letter of agreement to provide credit facilities between the Company and Comerica Bank - California, dated August 26, 1997.

     10.9(2)* Full Recourse Promissory Note executed by William B. Heye, Jr. in favor of the Company dated November 6, 1998, as amended.

     10.10(10)+ Amendment  No. S/M018-4 dated April 3, 2001, to the Purchase
                Agreement dated May 6, 1991, between SBE, Inc. and Compaq Computer Corporation.

* Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(5)(10) of Regulation SK.
+ Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.

     11.1       Statement re computation of per share earnings                46

     23.1       Consent of PricewaterhouseCoopers LLP, Independent
                Accountants                                                   47

(b)  REPORTS  ON  FORM  8-K

     No report on Form 8-K was filed by the Company during the quarter ended October 31, 2001.

     (1) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

     (2) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

     (3) Filed as an exhibit to Form S-8 dated September 15, 1998 and incorporated herein by reference.

     (4) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1991 and incorporated herein by reference.

     (5) Filed as an exhibit to Form S-8 dated November 24, 1998 and incorporated herein by reference.

     (6) Filed as an exhibit to Form S-8 dated October 16, 1998 and incorporated herein by reference.

     (7) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1993 and incorporated herein by reference.

     (8) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.

     (9) Filed as an exhibit to the report on Form 8-K dated December 6, 1996 and incorporated herein by reference.

     (10) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SBE,  Inc.
                                                  (Registrant)


Dated: January 25, 2002                  By:  /s/  David  W.  Brunton
                                              ----------------------------------
                                                   David  W.  Brunton
                                                   Chief  Financial  Officer
                                                   and Vice President, Finance


Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, as of January 25, 2002.


     Signature                           Title
     ---------                           -----


/s/  William  B.  Heye,  Jr.
----------------------------
William  B.  Heye  Jr.             Chief Executive Officer and President
                                   (Principal  Executive  Officer)


/s/  David  W.  Brunton
----------------------------
David  W.  Brunton                 Chief Financial Officer, Vice President,
                                   Finance, Secretary (Principal Financial and
                                   Accounting  Officer)


/s/  Raimon  L.  Conlisk
----------------------------
Raimon  L.  Conlisk                Director, Chairman of the Board


/s/  Randall  L-W.  Caudill
----------------------------
Randall  L-W.  Caudill             Director


/s/  Ronald  J.  Ritchie
----------------------------
Ronald  J.  Ritchie                Director

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and  Stockholders  of  SBE,  Inc.
and  Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of SBE, Inc. and its subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers  LLP

San  Francisco,  California
November 30, 2001, except for Note 14 as to which the date is December 14, 2001.

SBE,  INC.
CONSOLIDATED  BALANCE  SHEETS
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS)


October 31                                                        2001      2000
----------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                     $ 3,644   $ 5,311
  Trade accounts receivable, net                                    760     4,296
  Inventories, net                                                4,428     4,918
  Deferred income taxes                                             ---         7
  Other                                                             464       420
                                                                --------  --------
      Total current assets                                        9,296    14,952

Property and equipment, net                                       1,236     2,143
Capitalized software costs, net                                      86       293
Other                                                                72        39
                                                                --------  --------

      Total assets                                              $10,690   $17,427
                                                                ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                        $   545   $ 1,094
  Accrued payroll and employee benefits                             343     1,304
  Accrued product warranties                                         56       145
  Other                                                             757       767
                                                                --------  --------
      Total current liabilities                                   1,701     3,310

Deferred tax liabilities                                            ---         7
Deferred rent                                                       ---       281
Refundable deposit                                                4,870       ---
                                                                --------  --------

        Total liabilities                                         6,571     3,598
                                                                --------  --------
Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
  Convertible preferred stock:  no par value;
    Authorized 167,339 shares; issued 163,344 in fiscal 1999;
    none outstanding at October 31, 2001 and 2000                   ---       ---
  Common stock and additional paid-in capital
    ($0.001 par value); authorized
    10,000,000 shares; issued
    3,521,037 and 3,389,338 shares at
    October 31, 2001 and 2000, respectively (including
    Treasury shares:  79,500 at October 31, 2001 and 2000)       13,877    13,855
  Note receivable from stockholder                                 (744)     (744)
  Treasury stock                                                   (409)     (409)
  Deferred stock-based compensation                                 ---      (164)
  Retained earnings (accumulated deficit)                        (8,605)    1,291
                                                                --------  --------

        Total stockholders' equity                                4,119    13,829
                                                                --------  --------

        Total liabilities and stockholders' equity              $10,690   $17,427
                                                                ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

SBE,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(IN  THOUSANDS,  EXCEPT  FOR  PER  SHARE  AMOUNTS)


For the years ended October 31               2001      2000      1999
-----------------------------------------------------------------------

Net sales                                  $  7,726   $29,178  $19,854
Cost of sales                                 4,860    10,418    7,622
                                           ---------  -------  --------

  Gross profit                                2,866    18,760   12,232

Product research and development              5,652     5,635    5,167
Sales and marketing                           3,105     4,612    4,505
General and administrative                    3,265     4,602    3,037
Restructuring costs                             964       ---      ---
                                           ---------  -------  --------

  Total operating expenses                   12,986    14,849   12,709

  Operating income (loss)                   (10,120)    3,911     (477)

Interest income                                 225       185      226
                                           ---------  -------  --------

  Income (loss) before income taxes          (9,895)    4,096     (251)

Provision for income taxes                        1       126        3
                                           ---------  -------  --------

Net income (loss)                          $ (9,896)  $ 3,970  $  (254)
                                           =========  =======  ========


Basic earnings (loss) per common share     $  (2.92)  $  1.24  $ (0.08)
                                           =========  =======  ========

Diluted earnings (loss) per common share   $  (2.92)  $  1.04  $ (0.08)
                                           =========  =======  ========

Basic - Shares used in per share
  computations                                3,390     3,208    3,097
                                           =========  =======  ========

Diluted - Shares used in per share
  computations                                3,390     3,814    3,097
                                           =========  =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

SBE,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
(in  thousands,  except  shares)


                                                                                            Common Stock
                                                                       Convertible         and Additional      Note  Receivable
                                                                     Preferred Stock       Paid-in Capital     from stockholder
                                                                     Shares     Amount    Shares     Amount
Balance, October 31, 1998                                            147,364   $ 1,229   2,768,701  $10,044   $               -
Issuance Series B convertible Preferred Stock                         15,980       200           -        -                   -
Stock issued in connection with stock option plans                         -         -     195,987      834                   -
Stock issued in connection with stock purchase plan                        -         -      19,641       74                   -
Stock repurchase                                                           -         -           -        -                   -
Note receivable from stockholder                                           -         -           -        -                (744)
Deferred stock-based compensation                                          -         -           -      158                   -
Amortization of deferred stock compensation                                -         -           -        -                   -
Net loss
                                                                    ---------  --------  ---------  --------  ------------------
Balance, October 31, 1999                                            163,344     1,429   2,984,329   11,110                (744)
Stock issued in connection with stock option plans                         -         -     222,334    1,081                   -
Stock retired/issued in connection with conversion to common stock  (163,344)   (1,429)    163,344    1,429                   -
Stock issued in connection with stock purchase plan                        -         -      19,331      104                   -
Stock repurchase                                                           -         -           -        -                   -
Note receivable from stockholder                                           -         -           -        -                   -
Deferred stock-based compensation                                          -         -           -      131                   -
Amortization of deferred stock compensation                                -         -           -        -                   -
Net income                                                                 -         -           -        -                   -
                                                                    ---------  --------  ---------  --------  ------------------
Balance, October 31, 2000                                                  -         -   3,389,338   13,855                (744)
Stock issued in connection with stock option plans                                          99,054       51                   -
Stock issued in connection with stock purchase plan                        -         -      32,645      109                   -
Stock repurchase                                                           -         -           -        -                   -
Forfeiture of unvested stock options                                       -         -           -     (138)                  -
Amortization of deferred stock compensation                                -         -           -        -                   -
Net loss                                                                   -         -           -        -                   -
Balance, October 31, 2001                                                  -   $     -   3,521,037  $13,877   $            (744)
                                                                    =========  ========  =========  ========  ==================


                                                                                                        Retained
                                                                                        Deferred        Earnings
                                                                    Treasury Stock     Stock-Based    (Accumulated
                                                                    Shares   Amount    Compensation      deficit)    Total
Balance, October 31, 1998                                                -  $     -   $           -   $    (2,425)  $ 8,848
Issuance Series B convertible Preferred Stock                            -        -               -             -       200
Stock issued in connection with stock option plans                       -        -               -             -       834
Stock issued in connection with stock purchase plan                      -        -               -             -        74
Stock repurchase                                                    74,500     (358)                            -      (358)
Note receivable from stockholder                                         -        -                             -      (744)
Deferred stock-based compensation                                        -        -            (158)            -         -
Amortization of deferred stock compensation                              -        -              36             -        36
Net loss                                                                                                     (254)     (254)
                                                                    ------  --------  --------------  ------------  --------
Balance, October 31, 1999                                           74,500     (358)           (122)       (2,679)    8,636
Stock issued in connection with stock option plans                       -        -               -             -     1,081
Stock retired/issued in connection with conversion to common stock       -        -               -             -         -
Stock issued in connection with stock purchase plan                      -        -               -             -       104
Stock repurchase                                                     5,000      (51)                            -       (51)
Note receivable from stockholder                                         -        -                             -         -
Deferred stock-based compensation                                        -        -            (131)            -         -
Amortization of deferred stock compensation                              -        -              89             -        89
Net income                                                               -        -               -         3,970     3,970
                                                                    ------  --------  --------------  ------------  --------
Balance, October 31, 2000                                           79,500     (409)           (164)        1,291    13,829
Stock issued in connection with stock option plans                       -        -               -             -        51
Stock issued in connection with stock purchase plan                      -        -               -             -       109
Stock repurchase                                                         -        -               -             -         -
Forfeiture of unvested stock options                                     -        -             138             -         -
Amortization of deferred stock compensation                              -        -              26             -        26
Net loss                                                                 -        -               -        (9,896)   (9,896)
                                                                    ------  --------  --------------  ------------  --------
Balance, October 31, 2001                                           79,500  $  (409)  $           -   $    (8,605)  $ 4,119
                                                                    ======  ========  ==============  ============  ========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended October 31                                  2001      2000      1999
------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                           $(9,896)  $ 3,970   $  (254)
  Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
    Depreciation and amortization                               1,077       962       818
    Non-cash restructuring costs                                  337       ---       ---
    Stock-based compensation expense                               26        89        36
    Loss on sale of assets                                          5       ---       ---
    Changes in operating assets and liabilities:
         Trade accounts receivable                              3,536      (808)      378
         Inventories                                              490    (2,951)       65
         Other assets                                             (70)      (89)      144
         Trade accounts payable                                  (549)      (26)     (468)
         Other current liabilities                             (1,060)    1,211       290
         Non-current liabilities                                4,582       (64)      (47)
                                                              --------  --------  --------
          Net cash provided by (used in) operating activities  (1,522)    2,294       962
                                                              --------  --------  --------

Cash flows from investing activities:
  :
    Purchases of property and equipment                          (299)   (1,320)     (870)
    Proceeds from sale of assets                                    4       ---       ---
    Capitalized software costs                                    (10)     (182)     (268)
                                                              --------  --------  --------
          Net cash used in investing activities                  (305)   (1,502)   (1,138)
                                                              --------  --------  --------

Cash flows from financing activities:
  Proceeds from stock plans                                       160     1,185       164
  Proceeds from issuance of preferred stock                       ---       ---       200
  Purchase of treasury stock                                      ---       (51)     (358)
                                                              --------  --------  --------
          Net cash provided by financing activities               160     1,134         6
                                                              --------  --------  --------

      Net (decrease) increase in cash and cash equivalents     (1,667)    1,926      (170)

Cash and cash equivalents at beginning of year                  5,311     3,385     3,555
                                                              --------  --------  --------
Cash and cash equivalents at end of year                      $ 3,644   $ 5,311   $ 3,385
                                                              ========  ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                    $   ---   $    24   $   ---
                                                              ========  ========  ========
  Income taxes                                                $   ---   $   126   $    37
                                                              ========  ========  ========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
ACTIVITIES

Conversion of preferred stock into common stock               $   ---   $ 1,429   $   ---
                                                              ========  ========  ========

Issuance of stock in exchange for note receivable             $   ---   $   ---   $   744
                                                              ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  Segment  and  Basis  of  Presentation:

SBE, Inc. and subsidiaries (the "Company") designs and manufactures high-performance communications controllers and equipment used primarily in carrier-grade computer systems and signaling, switching and routing networks. The Company's products are sold worldwide. The Company's business falls exclusively within one industry segment.

The consolidated financial statements of the Company include the financial position and results of operations of LAN Media Corporation, ("LMC"), which the Company acquired on July 14, 2000. The merger was accounted for as a pooling of interests and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. As consideration for all outstanding shares of LMC, the Company issued 316,101 shares of its common stock. In addition, the Company assumed all outstanding options held by LMC option holders.

The Company has incurred substantial losses and negative cash flows from operations during the year ended October 31, 2001. Management has implemented a cost containment program to reduce the Company's headcount, real estate needs and certain non-essential spending. The Company anticipates that its current cash balances and cash flow from operations will be sufficient to meet its working capital needs in fiscal 2002. After that time, the Company cannot be certain that additional funding will be available on acceptable terms, or at all.

Principles  of  Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Use  of  Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include levels of reserves for doubtful accounts, obsolete inventory, warranty costs and deferred tax assets. Actual results could differ from those estimates.

Fair  Value  of  Financial  Instruments:

The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity rate structure of those instruments.

Cash  and  Cash  Equivalents:

The Company considers all highly liquid investments readily convertible into cash with an original maturity of three months or less upon acquisition by the Company to be cash equivalents. Substantially all of its cash and cash equivalents are held in one large financial institution.

Inventories:

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. The Company's inventories include high-technology parts that may be subject to rapid technological obsolescence. The Company considers technological obsolescence in estimating required reserves to reduce recorded amounts to market values. Such estimates could change in the future and have a material adverse impact on the Company's financial position and results of operations.

Property  and  Equipment:

Property and equipment are carried at cost. The Company records depreciation charges over the assets' estimated useful lives of three to eight years, on a straight-line basis. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related leases.

When assets are sold or otherwise disposed of the cost and accumulated depreciation are removed from the accounts and any gain or loss on sale or disposal is recognized in operations. Maintenance, repairs and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, would be calculated based on the excess of the carrying amount of the asset over its fair value. During the year ended October 31, 2001, the Company committed to relocating its engineering and administrative headquarters located in San Ramon, California and as a consequence wrote off $337,000 in leasehold improvements and property and equipment associated with the former headquarters location. This write off is included in restructuring costs.

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

Revenue  Recognition  and  Warranty  Costs:

The Company records product sales at the time of product shipment. The Company provides a reserve for estimated warranty costs, which have not been significant, at the time of sale and periodically adjusts such amounts to reflect actual expenses. The Company's sales transactions are negotiated in U.S. dollars.

Product  Research  and  Development  Expenditures:

Product research and development ("R&D") expenditures, other than certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 2001, 2000 and 1999, direct costs incurred under R&D contracts were $7,000, $203,000 and $6,000, respectively, and reimbursements earned were $22,913, $290,413 and $43,750 , respectively.

Refundable  Deposit:

A refundable deposit associated with a multi-year supply agreement with Compaq Computer Corporation of $4.9 million was received in April 2001. This deposit is refundable as the Company delivers certain quantities of products to Compaq over the next four years. The entire deposit has been classified as non current as the first refund is not expected to be made within the next twelve months.

Stock-based  Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services", which require that such equity instruments be recorded at their fair value.

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

Net  Earnings  Per  Common  Share:

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and include 605,803 shares of common stock for the year ended October 31, 2000. Common stock equivalents are excluded from the diluted earnings per share calculation for fiscal 2001 and 1999 due to their anti-dilutive effect.

Comprehensive  Results:

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2001, the Company has not had any transactions that were required to be reported in other comprehensive income.

Recent  Accounting  Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," In June 1999, the FASB issued SFAS No. 137, which requires the Company to adopt SFAS 133 in the first quarter of fiscal 2001. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001 with no material impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001 with no material impact on its consolidated financial statements.

In July 2001, the FASB issued ("SFAS No. 141") Statement No. 141, Business Combinations and ("SFAS No. 142") Statement No. 142, Goodwill and Other Intangibles Assets. SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangibles assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt the pronouncements as of November 1, 2002. The Company does not expect the adoption of the above pronouncements will have a material effect on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the years ended Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 will have a material impact on its consolidated financial position or results of operations.

Reclassifications:

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation with no effect on net income
(loss)  as  previously  reported.

2.   INVENTORIES

Inventories at October 31, 2001 and 2000 comprise the following:

                                     2001      2000
------------------------------------------------------
    Finished goods                 $ 3,220   $  2,380
    Parts and materials              2,500      3,717
                                   --------  ---------
    Total gross inventory            5,720      6,097

    Less reserve for obsolescence   (1,292)    (1,179)
                                   --------  ---------
    Total net inventory            $ 4,428   $  4,918
                                   ========  =========

3.   PROPERTY  AND  EQUIPMENT

Property and equipment at October 31, 2001 and 2000 are comprised of the following:

                                     2001      2000
-----------------------------------------------------
    Machinery and equipment        $ 7,548   $ 7,655
    Furniture and fixtures           1,146     1,236
    Leasehold improvements             536       529
                                   --------  --------
                                     9,230     9,420
    Less accumulated depreciation
      and amortization              (7,994)   (7,277)
                                   --------  --------

                                   $ 1,236   $ 2,143
                                   ========  ========

     Depreciation and amortization expense totaled $860,000, $863,000 and $703,000 for the years ended October 31, 2001, 2000 and 1999,

4.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 2001 and 2000 comprise the following:

                                 2001      2000
-------------------------------------------------
Purchased software             $   776   $   766
Internally developed software      805       805
                               --------  --------
                                 1,581     1,571

Less accumulated amortization   (1,495)   (1,278)
                               --------  --------
                               $    86   $   293
                               ========  ========

The Company capitalized $10,000, $182,000 and $268,000 of purchased software costs in 2001, 2000, and 1999 respectively. Amortization of capitalized software costs totaled $217,000, $227,000, and $115,000 for the years ended October 31, 2001, 2000, and 1999, respectively.


5.   STOCKHOLDERS'  EQUITY

On December 15, 1997, the Company reincorporated in the state of Delaware. In connection with this event, the Company increased the number of authorized shares of preferred stock to 2,000,000 shares, and established a par value of $0.001 per share for both its common and preferred stock.

In May 1999, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company's issued and outstanding Common Stock. During fiscal 1999 and 2000, the Company repurchased 79,500 shares of its Common Stock in the open market for an aggregate purchase price of approximately $409,000.

The Company acquired LMC on July 14, 2000. As consideration for all outstanding shares of LMC, the Company issued 316,101 shares of its common stock. In addition, the Company assumed all outstanding options held by LMC option holders.

6.   INCOME  TAXES

The components of the provision for income taxes for the years ended October 31, 2001, 2000 and 1999, comprise the following:

                                        2001   2000   1999
--------------------------------------  -----  -----  -----
  Federal:
    Current                             $ ---  $ 109  $ ---
    Deferred                              ---    ---    ---
  State:
    Current                                 1     17      3
    Deferred                              ---    ---    ---
                                        -----  -----  -----
      Total provision for income taxes  $   1  $ 126  $   3
                                        =====  =====  =====

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                        2001    2000    1999
-------------------------------------  ------  ------  ------

    Statutory federal income tax rate   34.0%   34.0%   34.0%
    Change in valuation allowance      (34.0)  (30.9)  (32.9)
                                       ------  ------  ------
                                           0%    3.1%    1.1%
                                       ======  ======  ======

Significant components of the Company's deferred tax balances as of October 31, 2001 and 2000 are as follows:

                                            2001      2000
----------------------------------------  --------  --------
  Deferred tax assets:
    Current
      Accrued employee benefits           $    57   $    69
      Inventory allowances                    498       450
      Allowance for doubtful accounts          90        60
      Warranty accruals                        22        58

  Noncurrent
      Deferred rent                           ---       137
      R&D credit carryforward               2,546     1,736
      Alternative minimum tax carryforward    193       143
      Net operating loss carryforwards      2,310       384
      Refundable deposit                    1,940       ---
      Depreciation                             55        58
      Restructuring costs                     369       ---
                                          --------  --------
        Total deferred tax assets           8,080     3,095
                                          --------  --------
  Deferred tax liabilities:
    Noncurrent
      Capitalized software costs              ---         7
                                          --------  --------
       Total deferred tax liabilities         ---         7
                                          --------  --------

  Deferred tax asset valuation allowance   (8,080)   (3,088)
                                          --------  --------
    Net deferred tax assets               $   ---   $   ---
                                          ========  ========

A valuation allowance is recorded to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance increased by $4,992,000 in fiscal 2001 primarily as a result of an increase in the R&D credit carryforward, an increase in the net operating loss carryforwards, restructuring costs and advance receipts from a refundable deposit associated with a multi-year supply agreement with Compaq Computer Corporation The valuation allowance decreased in fiscal 2000 by $899,000 as a result of utilizing net operating loss carryforwards. The Company has research and experimentation tax credit carryforwards of $2.5 million for federal and state tax purposes. These carryforwards expire in the periods ending 2008 through 2016. The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $6,223,000 and $3,310,000, respectively, which expire in periods ending 2002 through 2021.

7.  COMMITMENTS

The Company leases its buildings under noncancelable operating leases which expire at various dates through the year 2006. Future minimum lease payments under noncancelable operating leases, including lease commitments entered into subsequent to October 31, 2001, are as follows:

          Year ending October 31:
               2002                                       $ 1,228
               2003                                         1,208
               2004                                         1,096
               2005                                           806
               2006                                           265
                                                          --------
                                                            4,603

               Less: Total reimbursements from subleases   (2,998)
                                                          --------

               Total minimum lease payments               $ 1,605
                                                          ========

In November 2001, the Company entered into a new facilities lease for its engineering and administrative headquarters located in San Ramon, California. The lease expires in 2004. The Company expects that the new facility will satisfy its anticipated needs through the foreseeable future. Additionally the Company assigned the lease related to its current 63,000 square foot engineering and administrative headquarters facility to a third-party corporation. The third-party corporation has guaranteed payment of the remaining lease payments though the termination of the original lease in 2006.

The Company leases 6,100 square feet of office space in Madison, Wisconsin for various product development activities. The lease expires in 2005 and contains two renewal options of five years each. The Company expects that this office space will satisfy the needs of the Madison development group for the foreseeable future.

Additionally, through the acquisition of LAN Media Corp. in July 2000, the Company leases approximately 3,650 square feet of office space in Sunnyvale, CA. The Sunnyvale lease expires in 2003. In fiscal 2001, the Company subleased this office space to a third party corporation for the remaining term of the lease.

The Company's rent expense under all operating leases for the years ended October 31, 2001, 2000 and 1999 totaled $843,587 (net of sublease proceeds of $260,590), $753,397 (net of sublease proceeds of $389,666), and $588,734 (net of sublease  proceeds  of  $360,000),  respectively.

8.   STOCK  OPTION  AND  STOCK  PURCHASE  PLANS

The Company sponsors two employee stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Officer Stock Option Plan (the "1998 Plan"). Originally adopted as the 1987 Supplemental Stock Option Plan, the 1996 Plan was amended and restated on January 18, 1996 and renamed the 1996 Stock Option Plan. A total of 1,580,000 shares of Common Stock were reserved under the 1996 Plan at October 31, 2001. The Company's Board of Directors adopted the 1998 Plan on June 15, 1998. A total of 800,000 shares of Common Stock are reserved under the

1998 Plan. Stock options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of Common Stock on the date of grant.

Additionally, in 1991, stockholders approved a Non-Employee Director Stock Option Plan (the "Director Plan"). A total of 140,000 shares of Common Stock are reserved for issuance under the Director Plan. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value at the date of grant.

At October 31, 2001 and 2000, 191,536 and 286,245 shares of Common Stock, respectively, were available for grant under the 1996 Plan. A total of 103,768 and 64,200 shares of Common Stock were available for grant under the 1998 Plan at October 31, 2001 and 2000, respectively. A total of 40,750 and 65,750 shares of Common Stock were available for grant under the Director Plan at October 31, 2001 and 2000, respectively. Additionally, options to purchase 5,136 shares of Common Stock were outstanding as of October 31, 2001 under the LAN Media stock option plan. The Company discontinued new grants under the LAN Media stock option plan in fiscal 2000.

A summary of the combined activity under all of the stock option plans is set forth below:

                                                               Weighted
                                                                Average
                      Number of     Price Per      Aggregate   Exercise
                        Shares        Share          Price       Price
------------------------------------------------------------------------
Outstanding at
    October 31, 1998    998,675   $ 0.51 - 13.00  $    4,382   $    4.39

  Granted               432,083   $  1.25 - 8.63  $    2,821   $    6.53
  Terminated           (258,558)  $  1.25 - 9.50  $   (1,387)  $    5.37
  Exercised            (195,987)  $  1.25 - 5.13  $     (834)  $    4.26
                      ----------  --------------  -----------  ---------
  Outstanding at
    October 31, 1999    976,213   $0.51 - $13.00  $    4,982   $    5.10

  Granted               617,995   $ 1.27 - 24.81  $    7,238   $   11.71
  Terminated           (124,995)  $ 0.51 - 21.56  $     (861)  $    6.89
  Exercised            (222,334)  $ 0.51 - 13.00  $   (1,081)  $    4.86
                      ----------  --------------  -----------  ---------
  Outstanding at
    October 31, 2000  1,246,879   $0.51 - $24.81  $   10,278   $    8.24

  Granted               791,000   $  0.98--$8.63  $    2,278   $    2.88
  Terminated           (403,023)  $ 0.51--$24.81  $   (3,353)  $    8.32
  Exercised             (99,054)  $  0.51--$1.27  $      (51)  $    0.52
                      ----------  --------------  -----------  ---------
  Outstanding at
    October 31, 2001  1,419,003   $ 0.51--$23.50  $    9,152   $    6.18
                      ==========                  ===========

  Exercisable at
    October 31, 2001    475,690   $ 0.51--$23.50  $    4,024   $    8.46
                      ==========                  ===========

The following table summarizes information with respect to all options to purchase shares of Common Stock outstanding under the 1996 Plan, the 1998 Plan, the Director Plan and the LAN Media Plan at October 31, 2001:

                              Options Outstanding            Options Exercisable
=================================================================================
                                   Weighted
                                    Average      Weighted                Weighted
                    Number         Remaining      Average      Number     Average
   Range of       Outstanding  Contractual Life  Exercise   Exercisable  Exercise
 Exercise Price   at 10/31/01      (years)         Price    at 10/31/01   Price
----------------  -----------  ----------------  ---------  -----------  --------
$ 0.00 -   2.48      226,636               5.9  $    1.72        5,136  $    0.86
$ 2.48 -   4.96      487,180               4.9  $    3.47       56,752  $    4.44
$ 4.96 -   7.44      314,905               4.0  $    5.28      184,937  $    5.23
$ 7.44 -   9.93      160,513               3.6  $    8.12       98,627  $    8.05
$ 9.93   $12.41       22,500               0.8  $   10.50       22,500  $   10.50
$12.41 -  14.89      106,250               2.1  $   13.64       64,999  $   13.39
$14.89   $17.37       35,395               1.1  $   16.63       10,902  $   16.59
$17.37   $19.85       20,000               5.6  $   18.81        6,839  $   18.74
$19.85   $24.81       45,624               0.3  $   23.50       24,998  $   23.50

                  -----------                               -----------
                   1,419,003                                   475,690
                  ===========                               ===========

The Company sponsors an Employee Stock Purchase Plan (the "Purchase Plan") under which 200,000 shares of Common Stock were reserved for issuance at October 31, 2001. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's Common Stock at 85 percent of the fair market value of the shares at specified dates. At October 31, 2001, 48 employees were eligible to participate in the Purchase Plan and 19,699 shares were available for issuance. In fiscal year 2001, 2000 and 1999, 32,645, 19,331 and 19,641 shares of Common Stock were issued under the Purchase Plan, respectively.

During the fiscal year ended October 31, 1999, the Company granted options under the LAN Media stock option plan to purchase 23,970 shares of the Company's Common Stock to consultants in conjunction with services performed. The Company calculated the fair value of the options on the date of grant and recorded deferred compensation expense of $26,000 and $89,000 in the fiscal years ended October 31, 2001 and 2000, respectively.

Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, the Company's pro forma net income (loss) would have been as follows:

Years ended October 31                              2001      2000     1999
-----------------------------------------------------------------------------
(in thousands except per share amount)
Pro forma net income (loss)                       $(11,831)  $2,146  $(2,327)
Pro forma net income (loss) per share -basic      $  (3.49)  $ 0.67  $ (0.75)
Pro forma net income (loss) per share - diluted   $  (3.49)  $ 0.56  $ (0.75)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in years ended October 31    2001     2000     1999
--------------------------------------------------------------------
Expected life (in years)                      5.00     5.00    5.00
Risk-free interest rate                       6.00%    6.00%   4.50%
Volatility                                  114.00%  104.00%  91.00%
Dividend yield                                0.00%    0.00%   0.00%

The weighted average estimated fair value of each option granted during fiscal 2001, 2000 and 1999 was $1.78, $11.79 and $6.53, respectively.

9.   EMPLOYEE  SAVINGS  AND  INVESTMENT  PLAN

The Company contributes a percentage of income before income taxes into an employee savings and investment plan. The percentage is determined annually by the Board of Directors. These contributions are payable annually, vest over five years, and cover substantially all employees who have been employed by the Company at least one year. Additionally, the Company makes matching payments to the employee savings and investment plan of 50% of each employee's contribution up to three percent of employees' earnings.

For the years ended October 31, 2001, 2000 and 1999, total expense under the employee savings and investment plan was $148,974, $391,066 and $121,530, respectively.

10.  CONCENTRATION  OF  CREDIT  AND  BUSINESS  RISKS

The Company's trade accounts receivable are concentrated among a small number of customers, principally located in the United States. One customer accounted for 10% of total accounts receivable at October 31, 2001. Four customers accounted for 32%, 18%, 13% and 10%, respectively, of total accounts receivable at October 31, 2000. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for doubtful accounts for potential credit losses. Actual bad debt losses have not been material and have not exceeded management's expectations. Trade accounts receivable are recorded net of allowance for doubtful accounts of $225,000 and $252,000 at October 31, 2001 and 2000, respectively.

Sales to individual customers in excess of 10% of net sales of the Company included sales to Compaq Computer of $2.6 million and Lockheed of $1.5 million in 2001; Compaq Computer of $19.4 million in 2000; and Compaq Computer of $12.6 million in 1999. International sales accounted for 9% and 4% of total sales during fiscal 2001 and fiscal 2000, respectively.

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

Substantially all of the Company's manufacturing process is subcontracted to one independent company.

11.  ACQUISITION  OF  LAN  MEDIA  CORPORATION

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

The following reconciles revenue and net income (loss) previously reported to the restated information presented in the consolidated financial statements:

                          Six Months Ended       Year Ended
                           April 30, 2000     October 31, 1999
---------------------------------------------------------------

Net Sales
  Previously Reported     $          14,433  $          18,022
  LAN Media Corporation               1,480              1,832
                          -----------------  ------------------
      Restated            $          15,913  $          19,854
                          =================  ==================

Net income (loss)
  Previously Reported                 2,743                151
  LAN Media Corporation                 202               (405)
                          -----------------  ------------------
      Restated            $           2,945  $            (254)
                          =================  ==================

     In connection with the acquisition, the Company recorded a charge to operating expenses of approximately $383,000 for acquisition related costs during the third quarter of 2000.

12.  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

(in thousands except                        First     Second      Third     Fourth
  per share amounts)                       Quarter    Quarter    Quarter    Quarter
------------------------------------------------------------------------------------
2001: Net sales                           $  3,418   $  1,813   $  1,449   $  1,046
      Gross profit                           2,039        290        534          3
      Net loss                              (1,313)    (3,212)    (2,244)    (3,127)
      Basic loss per common share         $  (0.39)  $  (0.95)  $  (0.66)  $  (0.91)
      Diluted loss per common share       $  (0.39)  $  (0.95)  $  (0.66)  $  (0.91)

2000: Net sales                           $  6,967   $  8,945   $  7,835   $  5,431
      Gross profit                           4,746      5,834      4,889      3,291
      Net income                               960      1,984        842        184
      Basic earnings per common share     $   0.31   $   0.64   $   0.25   $   0.06
      Diluted earnings per common share   $   0.30   $   0.53   $   0.21   $   0.05

13.  RESTRUCTURING  COSTS

In response to the continued economic slowdown, the Company implemented a restructuring plan in fiscal 2001 and recorded a restructuring charge of $964,000. Restructuring costs are comprised of severance costs associated with staff reductions totaling $52,000, leasehold improvements and equipment write-downs related to the relocation of the Company's headquarters of $337,000 and losses related to its sublease of $575,000, net of the reversal of a $281,000 liability associated with deferred rent. The Company reduced its headcount from 87 employees to 47 employees during fiscal 2001. The reduction in headcount plus the relocation of the XeTel manufacturing facility from the Company's engineering and headquarters facility to Texas left the Company with excess facility space. The Company was able to enter into an agreement with a third party corporation to assign the lease for its 63,000 square foot facility located at 4550 Norris Canyon Rd, San Ramon, California and simultaneously sublease a 15,000 square foot facility also located in San Ramon, California. The Company abandoned the leasehold improvements and certain of its equipment in conjunction with the relocation. As a result of this transaction, a non-cash $337,000 write down of leasehold improvements and equipment was expensed in fiscal 2001. Real estate commissions and building expenses totaling $442,000 were accrued in fiscal 2001 and will be paid in fiscal 2002. An additional amount totaling $133,000 was accrued related to a loss associated with facilities acquired with the purchase of LAN Media Corporation in fiscal 2000 and subleased to a third party corporation in fiscal 2001. This amount will be paid over 36 months beginning May 2001. As of October 31, 2001, $590,000 of the restructuring costs was included in other current liabilities.

The following table sets forth an analysis of the components of the restructuring reserve and the payments made against it through October 31, 2001:

      Restructuring reserve
          Severance and benefits                               $  52
          Accrued lease costs                                    856
                                                               ------
      Total restructuring reserve                              $ 908
          Less: Cash paid for severance and benefits
                   and accrued lease costs                      (318)
                                                               ------
      Total restructuring costs included in other liabilities  $ 590
                                                               ======

14.  SUBSEQUENT  EVENT

On November 6, 1998, the Company made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47% and collateralized by 145,313 shares of Common Stock of the Company. The loan was used to pay for the exercise of an option to purchase 139,400 shares of the Company's Common Stock and related taxes. On April 16, 1999 the loan was increased to $743,800. The loan was extended for a one-year term under the same terms and conditions on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note is outstanding. The loan bears interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal due in December 2003.

                                         SBE, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

             Column A               Column B        Column C          Column D      Column E
---------------------------------  -----------  -----------------  --------------  ----------
                                   Balance  at      Additions                       Balance
                                    Beginning   charged to costs                     End of
           Description              of Period     and expenses     Deductions (a)    Period
---------------------------------  -----------  -----------------  --------------  ----------
YEAR ENDED OCTOBER 31, 2001

Allowance for Doubtful Accounts    $   251,620               ---         (26,620)  $  225,000
Allowance for Obsolete Inventory     1,179,000         1,033,869        (920,869)   1,292,000
Allowance for Warranty Claims          144,676               ---         (89,049)      55,627
Allowance for Deferred Tax Assets    3,088,000         4,992,000             ---    8,080,000

YEAR ENDED OCTOBER 31, 2000

Allowance for Doubtful Accounts    $   251,620               ---             ---   $  251,620
Allowance for Obsolete Inventory     1,381,370           151,983        (354,353)   1,179,000
Allowance for Warranty Claims          101,049            54,952         (11,325)     144,676
Allowance for Deferred Tax Assets    3,987,000                          (899,000)   3,088,000