Form 10-Q
period 2002-01-31
SBE INC
filed 2002-03-18
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

The number of shares of Registrant's Common Stock outstanding as of February 12, 2002 was 3,546,141.

                                    SBE, INC.

                       INDEX TO JANUARY 31, 2002 FORM 10-Q


PART  I     FINANCIAL  INFORMATION

     ITEM  1     Financial  Statements

     Condensed Consolidated Balance Sheets as of
        January 31, 2002 and October 31, 2001 . . . . . . . . . .    3

     Condensed Consolidated Statements of Operations for the
        three months ended January 31, 2002 and 2001. . . . . . .    4

     Condensed Consolidated Statements of Cash Flows for the
        three months ended January 31, 2002 and 2001. . . . . . .    5

     Notes to Condensed Consolidated Financial Statements . . . .    6

     ITEM 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . .    8

     ITEM 3     Quantitative and Qualitative Disclosures about
                Market Risk . . . . . . . . . . . . . . . . . . .   15


PART II     OTHER INFORMATION

     ITEM 5     Other Information . . . . . . . . . . . . . . . .   15

     ITEM 6     Exhibits and Reports on Form 8-K. . . . . . . . .  .15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

PART  I.       FINANCIAL  INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS

                                     SBE, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                    (Unaudited)

                                                       January 31,    October 31,
                                                          2002           2001
                                                      -------------  -------------
Current assets:
     Cash and cash equivalents                        $      1,802   $      3,644
     Trade accounts receivable, net                          1,652            760
     Inventories                                             3,559          4,428
     Other                                                     393            464
                                                      -------------  -------------
          Total current assets                               7,406          9,296

Property, plant and equipment, net                           1,151          1,236
Capitalized software costs, net                                103             86
Other                                                          118             72
                                                      -------------  -------------
          Total assets                                $      8,778   $     10,690
                                                      =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                           $        606   $        545
     Accrued payroll and employee benefits                     197            343
     Accrued product warranties                                 35             56
     Other accrued expenses                                    152            757
     Current portion of refundable deposit                     447            ---
                                                      -------------  -------------
     Total current liabilities                               1,437          1,701

Refundable deposit                                           4,423          4,870
                                                      -------------  -------------

          Total liabilities                                  5,860          6,571
                                                      -------------  -------------

Stockholders' equity:
     Common stock                                           13,893         13,877
     Treasury stock                                           (409)          (409)
     Note receivable from stockholder                         (744)          (744)
     Accumulated deficit                                    (9,822)        (8,605)
                                                      -------------  -------------
          Total stockholders' equity                         2,918          4,119
                                                      -------------  -------------
          Total liabilities and stockholders' equity  $      8,778   $     10,690
                                                      =============  =============


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three months ended
                                                              January  31,
                                                             2002      2001
                                                           --------  --------
Net sales                                                  $ 1,283   $ 3,418

Cost of sales                                                  587     1,379
                                                           --------  --------

     Gross profit                                              696     2,039

Product research and development                               794     1,634

Sales and marketing                                            540       803

General and administrative                                     591       985
                                                           --------  --------

     Total operating expenses                                1,925     3,422
                                                           --------  --------

     Operating loss                                         (1,229)   (1,383)

Interest income                                                 11        70
                                                           --------  --------

     Net loss                                              $(1,218)  $(1,313)
                                                           ========  ========

Loss per share, basic and diluted                          $ (0.35)  $ (0.39)
                                                           ========  ========

Shares used in per share computations,
  Basic and diluted                                          3,457     3,331
                                                           ========  ========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)

                                                               Three months ended
                                                                  January  31,
                                                               ------------------
                                                                 2002      2001
                                                               --------  --------
Cash flows from operating activities:
     Net loss                                                  $(1,218)  $(1,313)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Amortization of deferred stock compensation              ---         6
          Depreciation and amortization:
               Property and equipment                              199       215
               Capitalized software costs                           24        53
          Loss on disposal of equipment                             14         2
          Changes in operating assets and liabilities:
               Trade accounts receivable                          (892)    1,155
               Inventories                                         869      (475)
               Other assets                                         25       (21)
               Trade accounts payable                               61       496
               Other current liabilities                          (772)   (1,688)
               Other noncurrent liabilities                        ---       (15)
                                                               --------  --------
                    Net cash used in operating activities       (1,690)   (1,581)
                                                               --------  --------

Cash flows from investing activities:
     Purchases of property and equipment                          (126)     (109)
     Capitalized software costs                                    (42)      ---
                                                               --------  --------
                    Net cash used in investing activities         (168)     (109)
                                                               --------  --------

Cash flows from financing activities:
     Proceeds from stock plans                                      16        76
                                                               --------  --------
                    Net cash provided by financing activities       16        76
                                                               --------  --------

               Net decrease in cash and cash equivalents        (1,842)   (1,614)

Cash and cash equivalents at beginning of period                 3,644     5,311
                                                               --------  --------
Cash and cash equivalents at end of period                     $ 1,802   $ 3,697
                                                               ========  ========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM  PERIOD  REPORTING:

These condensed consolidated financial statements of SBE, Inc. (the "Company") are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of expected results for the full 2002 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

The Company incurred substantial losses and negative cash flows from operations during the year ended October 31, 2001 and the quarter ended January 31, 2002. During fiscal 2001, management implemented a cost containment program to reduce the Company's headcount, real estate needs and certain non-essential spending. The Company anticipates that its current cash balances and cash flow from operations will be sufficient to meet its working capital needs for the next twelve months. However, the Company cannot be certain that if additional financing is required, it will be available on acceptable terms, or at all.

MANAGEMENT  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by management of the Company include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2.   INVENTORIES:

Inventories comprise the following (in thousands):

                                   January 31,   October 31,
                                       2002          2001
                                   ------------  ------------
              Finished goods       $      2,646  $      3,220
              Parts and materials           913         1,208
                                   ------------  ------------

                                   $      3,559  $      4,428
                                   ============  ============

3.   RESTRUCTURING  COSTS:

The following table sets forth an analysis of the components of the fiscal 2001 restructuring reserve and the payments made against it during the quarter ended January 31, 2002:

         Restructuring  reserve  at  October  31,  2001               $ 590
             Less:  Cash  paid  for  accrued  lease  costs             (588)
                                                                      ------
         Total  restructuring  costs  included  in other liabilities  $   2
                                                                      ======

4.   NET  LOSS  PER  SHARE:

Basic loss per common share for the three months ended January 31, 2002 and 2001 were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three months ended January 31, 2002 and 2001 were 393,521 and 208,101, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be antidilutive.

5.   CONCENTRATION  OF  RISK:

In the first three months of fiscal 2002 and 2001, most of the Company's sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to Compaq Computer Corporation accounted for 33% and 36% of the Company's net sales in the first three months of fiscal 2002 and 2001, respectively. Also, Compaq Computer accounted for 60% and 10% of the Company's accounts receivable as of January 31, 2002 and October 31, 2001, respectively. The Company expects that sales to Compaq Computer will continue to constitute a substantial portion of the Company's net sales in the remainder of fiscal 2002. A significant reduction in orders from any of the Company's OEM customers, particularly Compaq Computer, could have a material adverse effect on the Company's business, operating results and financial condition.

6.   LOAN  TO  OFFICER:

On November 6, 1998, the Company made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47% and collateralized by 145,313 shares of common stock of the Company. The loan was used to pay for the exercise of an option to purchase 139,400 shares of the Company's common stock and related taxes. On April 16, 1999, the loan was increased to $743,800. The loan was extended for a one-year term under the same terms and conditions on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note is outstanding. The loan bears interest at a rate of 2.48% per annum, with interest due annually, and the entire amount of the principal is due in December 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Such forward-looking statements may be deemed to include information that is not historical, including without limitation statements regarding:

     - the Company's expectations regarding sales to Compaq Computer in fiscal 2002;
     - the belief that the market for telecommunications controller products is growing;
     - the adequacy of anticipated sources of cash and planned capital expenditures;
     - the Company's expectations regarding quarterly operating expense levels and gross profit for fiscal 2002;
     -    the  effect  of  interest  rate  increases;
     -    trends  or  expectations  regarding  the  Company's  operations;
     -    the  concentration  of  the  Company's  customers;
     -    delays  in  testing  and  introducing  new  products;
     -    changes  in  product  demand;
     -    rapid  technology  changes;
     -    the  highly  competitive  market  in  which  SBE  operates;
     -    the  pricing and availability of equipment, materials and inventories;
     -    the  financial  stability  of  SBE's  contract  manufacturers;
     -    various  inventory  risks  due  to  market  conditions;
     -    delays  or  cancellation  of  customer  orders;  and
     -    the  entry  of  new  well-capitalized  competitors into SBE's markets.

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended October 31, 2001.

OVERVIEW

SBE, Inc. designs, markets, sells and supports high-speed intelligent communications controller and software products for use in telecommunications systems worldwide. Our products enable both traditional and emerging telecommunications service providers to deliver advanced communications products and services, which we believe help these providers compete more effectively in today's highly competitive telecommunications service market. Our products include WAN interface adapters and high performance communications controllers for workstations, media gateways, routers, internet access devices, home location registers and data messaging applications.

Our business is characterized by a concentration of sales to a small number of original equipment manufacturers ("OEM") customers and, consequently, the timing of significant orders from major customers and their product cycles causes fluctuation in our operating results. Compaq Computer Corporation is the largest of our customers and represented 34% of net sales in fiscal 2001. If any of our major customers, especially Compaq Computer, reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Sales to Compaq Computer accounted for 33% of our net sales in the three months ended January 31, 2002 and 36% for the first three months of fiscal 2001. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

We are attempting to diversify our sales with the introduction of new products that are targeted at large growing markets within the telecommunications industry. Our Highwire and adapter products are focused on the telecommunications applications market. We believe the growth in this market is driven by the convergence of traditional wireline and wireless telephony applications with the Internet. We cannot assure you that we will be able to succeed in penetrating this market and diversifying our sales. One of the measures of future sales levels the Company looks to are design wins. The Company's expectation is that each new design win will generate at least $400,000 in annual sales within 12 to 18 months of customer acceptance of our product. The Company was awarded four design wins in the quarter ended January 31, 2002 compared to a total of three during the fiscal year ended October 31, 2001. These four new design wins are for OEM product applications using our WAN adapter products in a diverse set of applications that include secure Virtual Private Network ("VPN") routers, wireless Internet access, SS7 network analyzers and Voice over Internet Protocol ("VoIP") gateways.

During the fiscal year ended October 31, 2001, the Company took aggressive steps to reduce overall operating costs, including reducing headcount and relocating our engineering and headquarters facilities. Although the reduction in facilities-related costs will not begin to be fully realized until the second quarter of fiscal 2002, our overall operating expenses have been reduced from $3.4 million in the first quarter of fiscal 2001 to $1.9 million for the first quarter of fiscal 2002, a 44% decrease. The Company continues to focus on cost containment and monitors its expense levels very closely. We expect quarterly operating expense levels to be maintained at the current levels for the remainder of fiscal 2002.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

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

The  Company's critical accounting policies and estimates include the following:

Revenue  Recognition:

The Company records product sales at the time of product shipment. The Company's sales transactions are negotiated in U.S. dollars. The Company's agreements with OEMs such as Compaq Computer and Lockheed Martin; typically incorporate clauses reflecting the following understandings:

     -    all  prices  are  fixed  and  determinable  at  the  time  of  sale;
     - collectibility of the sales prices is probable. The OEM is obligated to pay and such obligation is not contingent on the ultimate sale of the OEM's integrated solution;
     - the OEM's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product;
     - the Company does not have significant obligations for future performance to directly bring about resale of the product by the OEMs; and
     - there is no contractual right of return other than for defective products; the Company can reasonably estimate such returns and records a warranty reserve at the point of shipment.

Warranty  Reserves:

The Company accrues the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to the OEM's. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent SBE experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross margin.

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

Refundable  Deposit:

A refundable deposit associated with a multi-year supply agreement with Compaq Computer Corporation of $4.9 million was received in April 2001. Pursuant to the supply Compaq Computer has agreed to purchase, and SBE has agreed to sell, certain hardware components which SBE manufactures. The refundable deposit represents a one-time payment of cash to SBE from Compaq. In the normal course of business and pursuant to the terms of the supply agreement, SBE will refund back to Compaq certain dollar amounts according to milestones based on how many units SBE has shipped to Compaq. If Compaq chooses to terminate the agreement prior to reaching a specified milestone, SBE will refund to Compaq a set dollar amount based on the number of units of SBE product purchased by Compaq since the previous milestone reached by Compaq. Upon such termination, Compaq will forfeit any remainder of the deposit not refunded pursuant to these terms. If the supply agreement is terminated due to SBE's default, SBE will immediately refund to Compaq any unrefunded portion of the deposit. Upon termination by the default of Compaq, Compaq will forfeit any unrefunded portion of the deposit to SBE. The Company expects to reach the first milestone under the supply agreement during the fourth quarter of the current fiscal year and has included $447,000 of the refundable deposit as a current liability. As future shipment milestones are projected to be realized within the subsequent twelve month reporting period the payment amount associated with that milestone is reclassified to a current liability.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three months ended January 31, 2002 and 2001. These operating results are not necessarily indicative of our operating results for any future period.

                                  THREE  MONTHS  ENDED
                                  --------------------
                                      JANUARY  31,
                                 ---------------------
                                    2002       2001
                                  ---------  ---------
Net sales                              100%       100%
Cost of sales                           46         40
                                  ---------  ---------
  Gross profit                          54         60
                                  ---------  ---------
Product research and development        62         48
Sales and marketing                     42         23
General and administrative              46         29
                                  ---------  ---------
  Total operating expenses             150        100
                                  ---------  ---------
  Operating loss                       (96)       (40)
Interest income                          1          2
                                  ---------  ---------
  Net loss                            (95)%      (38)%
                                  =========  =========

NET  SALES

Net sales for the first quarter of fiscal 2002 were $1.3 million, a 63% decrease from the first quarter of fiscal 2001. This decrease was primarily attributable to a slowdown in demand from virtually all of our telecommunications customers due to industry-wide adverse economic conditions. These conditions resulted in our customers holding excess inventory of our products. As a result, our customers cancelled or delayed many of their new design projects and new product rollouts which have included our products. The Company also had lower sales of custom integrated circuit products to our largest customer, Compaq Computer. Sales to Compaq Computer were $1.2 million in the first quarter of fiscal 2001, compared to $438,000 for the first quarter of fiscal 2002, a 65% decrease. We experienced a similar percentage decrease in the sales volume with a majority of our customers. Sales of our Adapter products decreased from $1.2 million in the first quarter of fiscal 2001 to $428,000 for the quarter just ended, or a 65% decrease, however, sales of our Highwire products increased from $127,000 for the first quarter fiscal 2001 to $184,000 for the quarter just ended, or a 45% increase. Sales to Compaq Computer, primarily of VMEBus products, represented 33% of total sales for the quarter compared to 36% during the comparable quarter in fiscal 2001. No other customer accounted for over 10% of sales in the three-month period.

The Company's sales backlog at January 31, 2002 is $303,000. We expect a gradual increase in the quarterly sales volume over the remainder of fiscal 2002 as our customers deploy existing excess inventory and gradually return to new product design and product rollout. However, since our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to a continued slowdown in demand from telecommunications customers or delays in the rollout of new products by our customers.

GROSS  PROFIT

Gross profit as a percentage of sales in the first quarter of fiscal 2002 was 54%, and 60% during the first quarter of fiscal 2001. The decrease from fiscal 2001 to fiscal 2002 was primarily attributable to reduced absorption rate of the production department due to reduced sales volumes in the first quarter of fiscal 2002. We expect our gross profit to remain in the range of 50% to 55% for the remainder of fiscal 2002. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover as expected, gross profit as a percentage of revenue may decline from the current level.

PRODUCT  RESEARCH  AND  DEVELOPMENT

Product research and development expenses were $794,000 in the first quarter of fiscal 2002, a decrease of 51% from $1.6 million in the first quarter of fiscal 2001. The decrease resulted from staff reductions and a continued focus on expense reductions in the engineering group during the third and fourth quarters of fiscal 2001. We expect R&D spending to remain at or slightly below current levels as we continue to focus on expense reductions during the remainder of fiscal 2002.

SALES  AND  MARKETING

Sales and marketing expenses for the first quarter of fiscal 2002 were $540,000, a decrease of 33% from $803,000 in the first quarter of fiscal 2001. The decrease is primarily due to lower marketing program spending for products already introduced during previous quarters, but not yet fully available in volume, in addition to the effect of headcount reductions during the third and fourth quarters of fiscal 2001. We expect our quarterly sales and marketing expenses to remain at this level for the remainder of fiscal 2002.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses were $591,000 for the first quarter of fiscal 2002, a decrease of 40% from $1.0 million in the first quarter of 2001. This decrease was due to the effect of reduced headcount and a continued focus on controlling spending in response to lower revenue levels during the first quarter of fiscal 2002. In future periods, we expect that general and administrative expenses may decrease from current expenditure levels as overhead levels are reduced and the effect of the rent reduction associated with the Company's relocation of its engineering and headquarters facilities is fully realized.

INTEREST  INCOME

Interest income decreased in the first quarter of fiscal 2002 from the same period in fiscal 2001 due to lower average cash balances.

NET  LOSS

As a result of the factors discussed above, we recorded a net loss of $1.2 million in the first quarter of fiscal 2002, as compared to a net loss of $1.3 million in the first quarter of fiscal 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

SBE's liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. SBE's future liquidity will be affected by, among other things:

     -    the  actual  versus  anticipated  increase  is  sales of SBE products;
     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     - timing of product shipments which occur primarily during the last month of the quarter;
     -    the  gross  profit  margin;
     -    the  ability  to  raise  additional  capital,  if  necessary;  and
     -    the  ability  to  secure  credit  facilities,  if  necessary.

At January 31, 2002, SBE had cash and cash equivalents of $1.8 million, as compared to $3.6 million at October 31, 2001. In the first three months of fiscal 2002, $1.7 million of cash was used in operating activities, primarily as a result of a $1.2 million net loss, a $892,000 increase in accounts receivable and a $496,000 decrease in other current liabilities, partially offset by a $869,000 decrease in inventories and a $61,000 increase in trade accounts payable. The increase in accounts receivable and decrease in inventories was primarily a result of a significant portion of the quarterly sales taking place towards the end of the quarter in, addition to shipping $700,000 in inventory at cost to Compaq Computer at quarter-end pursuant to a negotiated purchase contract. These shipments, at cost, were not included in net sales for the quarter ended January 31, 2002. The decrease in other current liabilities was primarily the result of the payment of certain restructuring costs related to the move of the engineering and headquarters facility which was accrued in the previous fiscal year. The increase in trade accounts payable was due primarily to purchases of components and services from our contract manufacturers near quarter-end. Working capital at January 31, 2002 was $6.0 million, as compared to $7.6 million at October 31, 2001.

In the first three months of fiscal 2002, the Company purchased $126,000 of fixed assets, consisting primarily of tenant improvements for its new engineering and headquarters facility and computer and engineering equipment, and $42,000 of software costs were capitalized during the first three months of 2002. Capital expenditures for the each of the remaining quarters of fiscal 2002 are expected to be lower than the quarter ended January 31, 2002.

SBE received $16,000 in the first three months of fiscal 2002 from payments related to common stock purchases made by employees pursuant to its employee stock purchase plan.

Based on the current operating plan, the Company anticipates that its current cash balances and cash flow from operations will be sufficient to meet its working capital needs for the next twelve months. We cannot assure you, however, that our current cash balances and cash flow from operations will be sufficient to meet our working capital needs for the next twelve months. If we require additional capital resources to execute our operating plans, grow our business or acquire complimentary technologies or businesses at any time in the future, we may seek or be required to seek additional sources of funds though the sale of equity or debt securities or secure lines of credit or other third party financing. We cannot assure you that there will be additional sources of funds available to us, or if available, would have reasonable terms. In addition, the sale of additional equity securities by us will result in additional dilution to our stockholders.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS:

SBE's only significant contractual obligations and commitments relate to certain real estate operating leases for development and headquarters facilities and the Supply Agreement with Compaq Computer, ("CRITICAL ACCOUNTING POLICIES AND ESTIMATES", "Refundable Deposits").

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at January 31, 2002 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net losses related to our financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION

ITEM  5.      OTHER  INFORMATION

On February 14, 2002, the Company received a deficiency notice from the staff of the Nasdaq Stock Market that its common stock had failed to maintain the minimum public float level of $5.0 million required for continued listing on the Nasdaq National Market. The Company meets all the listing requirements for the NASDAQ Small Cap Market. The Company is currently evaluating all options.

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     List  of  Exhibits:

        11.1     Statements  of  Computation  of  Net  Loss  per  Share

(b)     Reports  on  Form  8-K:

No report on Form 8-K was filed by the Company during the quarter ended January 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 16, 2002.


                                      SBE,  INC.
                                      ----------
                                      Registrant




                                      -----------------------------------
                                      David  W.  Brunton
                                      Chief Financial Officer, Vice President of
                                      Finance and Secretary (Principal Financial and Accounting Officer)