Form 10-Q
period 2002-04-30
SBE INC
filed 2002-06-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

            [ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
              _____________________________________________________
             (Exact name of registrant as specified in its charter)

               Delaware                           94-1517641
     __________________________________      ______________________
     (State  or  other  jurisdiction  of     (I.R.S.  Employer
     incorporation  or  organization)         Identification  No.)


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

     Yes       X     No
             ----

The number of shares of Registrant's Common Stock outstanding as of May 31, 2002 was 4,101,697.

                                    SBE, INC.

                        INDEX TO APRIL 30, 2002 FORM 10-Q



PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements

Condensed  Consolidated  Balance  Sheets  as  of
   April  30,  2002  and  October  31,  2001                          3

Condensed  Consolidated  Statements  of  Operations  for  the
   three  and  six  months  ended  April  30,  2002  and  2001        4

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
   six  months  ended  April  30,  2002  and  2001                    5

Notes  to  Condensed  Consolidated  Financial  Statements             6

ITEM  2     Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations                   9

ITEM  3     Quantitative  and  Qualitative  Disclosures  about
            Market  Risk                                             16


PART  II     OTHER  INFORMATION

ITEM  2     Changes  in  Securities  and  Use  of  Proceeds          17

ITEM  4     Submission of Matters to a Vote of Security Holders      17

ITEM  6     Exhibits  and  Reports  on  Form  8-K                    18


SIGNATURES                                                           19

EXHIBITS                                                             20

PART  I.       FINANCIAL  INFORMATION
ITEM  1.       FINANCIAL  STATEMENTS


                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                           April 30,    October 31,
                                             2002          2001
                                          -----------  -------------
                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents               $    2,484   $      3,644
  Trade accounts receivable, net               1,331            760
  Other receivables, net                         454            131
  Inventories, net                             3,625          4,428
  Other                                          499            333
                                          -----------  -------------
    Total current assets                       8,393          9,296

Property, plant and equipment, net             1,004          1,236
Capitalized software costs, net                  135             86
Other                                             79             72
                                          -----------  -------------
    Total assets                          $    9,611   $     10,690
                                          ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                  $    1,348   $        545
  Accrued payroll and employee benefits          231            343
  Other accrued expenses                         300            813
  Current portion of refundable deposit          447            ---
                                          -----------  -------------
    Total current liabilities                  2,326          1,701

Non-current liabilities:
  Warrants                                       164            ---
  Refundable deposit                           4,423          4,870
                                          -----------  -------------
    Total non-current liabilities              4,587          4,870
                                          -----------  -------------

    Total liabilities                          6,913          6,571
                                          -----------  -------------

Stockholders' equity:
  Common stock                                14,634         13,877
  Treasury stock                                (409)          (409)
  Note receivable from stockholder              (744)          (744)
  Accumulated deficit                        (10,783)        (8,605)
                                          -----------  -------------
    Total stockholders' equity                 2,698          4,119
                                          -----------  -------------
    Total liabilities and
      stockholders' equity                $    9,611     $   10,690
                                          ===========  =============

              See notes to condensed consolidated financial statements.
                                      -3-

                                            SBE,  INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share amounts)
                                           (Unaudited)

                                                          Three months ended   Six months ended
                                                              April  30,          April  30,
                                                            2002      2001      2002      2001
                                                           -------  --------  --------  --------
Net sales                                                  $1,724   $ 1,813   $ 3,007   $ 5,231

Cost of sales                                                 810     1,523     1,397     2,902
                                                           -------  --------  --------  --------

  Gross profit                                                914       290     1,610     2,329

Product research and development                              771     1,585     1,565     3,219

Sales and marketing                                           569       768     1,109     1,572

General and administrative                                    543       815     1,134     1,799

Restructuring costs                                           ---       384       ---       384
                                                           -------  --------  --------  --------

  Total operating expenses                                  1,883     3,552     3,808     6,974
                                                           -------  --------  --------  --------

  Operating loss                                             (969)   (3,262)   (2,198)   (4,645)

Interest income                                                 8        50        20       120
                                                           -------  --------  --------  --------

  Net loss                                                 $ (961)  $(3,212)  $(2,178)  $(4,525)
                                                           =======  ========  ========  ========

Basic and diluted loss per share                           $(0.28)  $ (0.95)  $ (0.63)  $ (1.35)
                                                           =======  ========  ========  ========

Basic and diluted - shares used
  in per share computations                                 3,467     3,368     3,462     3,349
                                                           =======  ========  ========  ========
            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Six  months  ended
                                                                 April  30,
                                                             -----------------
                                                               2002      2001
                                                             --------  --------
Cash flows from operating activities:
  Net loss                                                   $(2,178)  $(4,525)
  Adjustments to reconcile net loss to net cash
  (used in ) provided by operating activities:
    Amortization of deferred stock compensation                  ---        14
    Depreciation and amortization:
      Property and equipment                                     362       436
      Software                                                    48       109
    Loss on abandonment of equipment                              14       ---
    Changes in operating assets and liabilities:
      Accounts receivable                                       (894)    2,583
      Inventories                                                803      (172)
      Other assets                                              (173)       56
      Trade accounts payable                                     803      (410)
      Other current liabilities                                 (625)   (1,259)
      Non current liabilities                                    ---     4,838
                                                             --------  --------
        Net cash (used in) provided by operating activities   (1,840)    1,670
                                                             --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                           (145)     (206)
  Capitalized software costs                                     (96)      (10)
                                                             --------  --------
        Net cash used in investing activities                   (241)     (216)
                                                             --------  --------

Cash flows from financing activities:
  Proceeds from sale of common stock and warrants                905       ---
  Proceeds from stock plans                                       16       104
                                                             --------  --------
        Net cash provided by financing activities                921       104
                                                             --------  --------

      Net (decrease) increase in cash and cash equivalents    (1,160)    1,558

Cash and cash equivalents at beginning of period               3,644     5,311
                                                             --------  --------
Cash and cash equivalents at end of period                   $ 2,484   $ 6,869
                                                             ========  ========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     INTERIM  PERIOD  REPORTING:

These condensed consolidated financial statements of SBE, Inc. ("we", "us", "our") are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations and cash flows for the interim periods. The consolidated results of operations for the six months ended April 30, 2002 are not necessarily indicative of expected results for the full 2002 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2001.

We have incurred substantial losses and negative cash flows from operations during the year ended October 31, 2001 and the six months ended April 30, 2002. During fiscal 2001, we implemented a cost containment program to reduce our headcount, real estate needs and certain non-essential spending. On April 30, 2002, we closed a $1.0 million private placement of shares of our common stock with Stonestreet L.P. and on May 14, 2002 secured a $1.0 million working capital line of credit from a bank. We anticipate that our current cash balances, working capital line of credit from a bank and cash flow from operations will be sufficient to meet our working capital needs for the next 12 months. However, we cannot be certain that if additional financing is required, it will be available on acceptable terms, or at all.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by management include matters such as the collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):

                             April 30,     October 31,
                               2002           2001
                            ----------     ----------
    Finished  goods          $   1,549      $  3,220
    Parts  and  materials        2,079         1,208
                             ---------     ----------
                             $   3,625      $  4,428
                             =========     ==========

During the quarter ended April 30, 2002, we sold $200,000 of inventory which had been previously written-off resulting in a 100% margin on such sales.

3.     RESTRUCTURING  COSTS:

The following table sets forth an analysis of the restructuring accrual as of October 31, 2001 and the payments made against it during the six months ended April 30, 2002 (in thousands):

     Restructuring  accrual  at  October  31,  2001                   $   590
         Less:  Cash  paid  for  accrued  lease  costs                   (513)
                                                                      --------
     Total restructuring accrual included in other accrued expenses   $    77
                                                                      ========

4.     REFUNDABLE  DEPOSIT:

A refundable deposit associated with a multi-year supply agreement with Compaq Computer Corporation of $4.9 million was received in April 2001. Pursuant to the supply agreement, Compaq has agreed to purchase, and we agreed to sell, certain hardware components. The refundable deposit represents a one-time payment of cash to us from Compaq. In the normal course of business and pursuant to the terms of the supply agreement, we will refund back to Compaq certain dollar amounts according to milestones based on how many units we have shipped to Compaq. If Compaq chooses to terminate the agreement prior to reaching a specified milestone, we will refund to Compaq a set dollar amount based on the number of units of our product purchased by Compaq since the previous milestone reached by Compaq. Upon such termination, Compaq will forfeit any remainder of the deposit not refunded pursuant to these terms. If the supply agreement is terminated due to our default, we will immediately refund to Compaq any unrefunded portion of the deposit. Upon termination by the default of Compaq, Compaq will forfeit any unrefunded portion of the deposit to us. We expect to reach the first milestone under the supply agreement during the fourth quarter of the current fiscal year and have included $447,000 of the refundable deposit as a current liability. As future shipment milestones are projected to be realized within the subsequent 12-month reporting period, the payment amount associated with that milestone is reclassified to a current liability.

5.   SALE  OF  COMMON  STOCK  AND  WARRANTS:

On April 30, 2002, we completed a private placement of 555,556 shares of common stock at $1.80 per share plus a warrant to purchase 111,111 shares of common stock, resulting in gross cash proceeds of approximately $1.0 million. The warrant has a term of three years and is exercisable at $2.00 per share. The fair value of the warrant of $164,000 was recorded as a liability pursuant to the provisions of EITF 00-19, Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue 96-3. The equity investment was made by Stonestreet L.P., of Ontario, Canada.

In connection with the private placement, we retained the services of Vintage Partners LLC, of New York, New York, and paid to Vintage Partners a finder's fee of $60,000 and a warrant to purchase 11,429 shares of common stock. The warrant has a three-year term and is exercisable at $3.50 per share.

6.   NET  LOSS  PER  SHARE:

Basic loss per common share for the three and six months ended April 30, 2002 and 2001 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three months ended April 30, 2002 and 2001 were 36,952 and 55,654 and for the six months ended April 30, 2002 and 2001 were 18,351 and 80,486, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be anti-dilutive.

7.     CONCENTRATION  OF  RISK:

In the three and six months ended April 30, 2002 and 2001, most of our sales were attributable to sales of communications products and were derived from a limited number of OEM customers. Sales to Compaq accounted for 15% and 49% of net sales during the second quarter of fiscal 2002 and 2001, respectively, and 24% and 40% of the Company's net sales in the first six months of fiscal 2002 and 2001, respectively. The other customers with sales of 10% or more for the second quarter of fiscal 2002 were Lockheed Martin - 23%, Lucent - 11%, mBalance
- 11% and Dell - 10%. For the six months ended April 30, 2002, the only other customer accounting for more than 10% of sales was Lockheed Martin - 14%. Compaq accounted for 10% and 46% of our accounts receivable as of April 30, 2002 and April 30, 2001, respectively. We expect that sales to Compaq will continue to constitute a substantial portion of our net sales for the foreseeable future. A significant reduction in orders from any of our OEM customers, particularly Compaq, could have a material adverse effect on our business, operating results and financial condition.

8.   SUBSEQUENT  EVENTS:

On May 14, 2002, we secured a 12 month revolving $1.0 million working capital line of credit with a bank. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate (currently 4.75%) plus 1.50%. We can draw down on the credit line based on a formula equal to 80% of our domestic accounts receivable. We must also maintain certain financial covenants.

On May 7, 2002, Nasdaq approved our request to have our common stock traded on the Nasdaq SmallCap Market effective May 9, 2002. Our common stock was previously traded on the Nasdaq National Market.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Such forward-looking statements include, without limitation, statements regarding:

-     our  expectation  regarding  sales  to  Compaq  in  fiscal  2002;
- the belief that the market for telecommunications controller products is growing;
- the adequacy of anticipated sources of cash and planned capital expenditures;
- our expectation regarding quarterly operating expense levels and gross profit for fiscal 2002;
-     the  effect  of  interest  rate  increases;
-     trends  or  expectations  regarding  our  operations;
-     the  concentration  of  our  customers;
-     delays  in  testing  and  introducing  new  products;
-     changes  in  product  demand;
-     rapid  technology  changes;
-     the  highly  competitive  market  in  which  we  operate;
-     the  pricing  and  availability  of  equipment, materials and inventories;
-     the  financial  stability  of  our  contract  manufacturers;
-     various  inventory  risks  due  to  market  conditions;
-     delays  or  cancellation  of  customer  orders;  and
-     the  entry  of  new,  well-capitalized  competitors  into  our  markets.

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2001.

OVERVIEW
We design, market, sell and support high-speed intelligent communications controller and software products for use in telecommunications systems worldwide. Our products enable both traditional and emerging telecommunications service providers to deliver advanced communications products and services, which we believe help these providers compete more effectively in today's highly competitive telecommunications service market. Our products include WAN interface adapters and high performance communications controllers for workstations, media gateways, routers, internet access devices, home location registers and data messaging applications.

Our business is characterized by a concentration of sales to a small number of original equipment manufacturers ("OEM"). Consequently, the timing of significant orders from major customers and their product cycles cause fluctuations in our operating results. Compaq is the largest of our customers and represented 34% of net sales in fiscal 2001. Sales to Compaq accounted for 15% and 24% of our net sales in the three months and six months ended April 30, 2002 and 49% and 40% for the comparable periods of fiscal 2001. If any of our major customers, especially Compaq, reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

We are attempting to diversify our sales with the introduction of new products that are targeted at large or growing markets within the telecommunications industry. Our Highwire and adapter products are focused on the telecommunications applications market. We believe the growth in this market is driven by the convergence of traditional wireline and wireless telephony applications with the Internet. We cannot assure you that we will be able to succeed in penetrating this market and diversifying our sales. One of the measures of future sales levels that we look to is design wins. We were awarded three design wins in the quarter ended April 30, 2002 for a total of seven in the first six months of fiscal 2002, compared to a total of three during the fiscal year ended October 31, 2001. These design wins are for OEM product applications using our WAN adapter products in a diverse set of applications that include secure Virtual Private Network ("VPN") routers, wireless Internet access, SS7 network analyzers, Voice over Internet Protocol ("VoIP") gateways and storage area networks ("SANs").

During the fiscal year ended October 31, 2001, we took aggressive steps to reduce our overall operating costs, including reducing headcount and relocating our engineering and headquarters facilities. We reduced our overall operating expense from $3.2 million, excluding restructuring charges of $384,000, in the second quarter of fiscal 2001 to $1.9 million for the second quarter of fiscal 2002, a 41% decrease, and from $6.6 million, excluding restructuring charges of $384,000, in the six month period ended April 30, 2001 to $3.8 million for the six months ended April 30, 2002. We continue to focus on cost containment. We expect quarterly operating expense levels to remain relatively constant for the remainder of fiscal 2002.

To solidify our cash position, we recently completed a private placement of shares of our common stock and a warrant to purchase common stock resulting in gross cash proceeds of approximately $1.0 million and we also secured a $1.0 million line of credit from a bank.

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

Our  critical  accounting  policies  and  estimates  include  the  following:

Revenue  Recognition

We record product sales at the time of product shipment. Our sales transactions are negotiated in U.S. dollars. Our agreements with OEMs, such as Compaq and Lockheed Martin typically incorporate clauses reflecting the following understandings:

-    all  prices  are  fixed  and  determinable  at  the  time  of  sale;
- collectibility of the sales prices is probable. The OEM is obligated to pay and such obligation is not contingent on the ultimate sale of the OEM's integrated solution;
- the OEM's obligation to us would not be changed in the event of theft or physical destruction or damage of the product;
- we do not have significant obligations for future performance to directly bring about resale of the product by the OEMs; and
- there is no contractual right of return other than for defective products; we can reasonably estimate such returns and record a warranty reserve at the point of shipment.

Warranty  Reserves

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to the OEM's. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. Our inventories include high-technology parts that may be subject to rapid technological obsolescence. We consider technological obsolescence in estimating required reserves to reduce recorded amounts to market values. Such estimates could change in the future and have a material adverse impact on our consolidated financial position and results of operations.

Property  and  Equipment

We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, would be calculated based on the excess of the carrying amount of the asset over its fair value.

Capitalized  Software  Costs

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization based on a straight-line method over a two-year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value.

Refundable  Deposit

A refundable deposit associated with a multi-year supply agreement with Compaq of $4.9 million was received in April 2001. Pursuant to the supply agreement, Compaq has agreed to purchase, and we agreed to sell, certain hardware components. The refundable deposit represents a one-time payment of cash to us from Compaq. In the normal course of business and pursuant to the terms of the supply agreement, we will refund back to Compaq certain dollar amounts according to milestones based on how many units we have shipped to Compaq. If Compaq chooses to terminate the agreement prior to reaching a specified milestone, we will refund to Compaq a set dollar amount based on the number of units of our product purchased by Compaq since the previous milestone reached by Compaq. Upon such termination, Compaq will forfeit any remainder of the deposit not refunded pursuant to these terms. If the supply agreement is terminated due to our default, we will immediately refund to Compaq any unrefunded portion of the deposit. Upon termination by the default of Compaq, Compaq will forfeit any unrefunded portion of the deposit to us. We expect to reach the first milestone under the supply agreement during the fourth quarter of the current fiscal year and have included $447,000 of the refundable deposit as a current liability. As future shipment milestones are projected to be realized within the subsequent 12-month reporting period, the payment amount associated with that milestone is reclassified to a current liability.

Deferred  Tax

Deferred tax assets represent the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of the deferred tax assets. Currently, a full valuation allowance has been applied against our deferred tax assets as we do not believe recoverability of the assets is more likely than not. Revisions to our assessment of the recoverability of deferred tax assets could have a significant impact on our consolidated position and results of operations.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and six months ended April 30, 2001 and 2000. These operating results are not necessarily indicative of our operating results for any future period.

                                 THREE MONTHS    SIX MONTHS
                                     ENDED         ENDED
                                   APRIL  30,    APRIL  30,
                                  -------------  ------------
                                  2002    2001   2002   2001
                                  -----  ------  -----  -----
Net sales                          100%    100%   100%   100%
Cost of sales                       47      84     46     55
                                  -----  ------  -----  -----
  Gross profit                      53      16     54     45
                                  -----  ------  -----  -----
Product research and development    45      88     52     63
Sales and marketing                 33      42     37     30
General and administrative          32      45     38     34
Restructuring costs                ---      21    ---      7
                                  -----  ------  -----  -----
  Total operating expenses         109     196    127    133
                                  -----  ------  -----  -----
  Operating loss                   (56)   (180)   (73)   (89)
Interest income                    ---       3      1      2
                                  -----  ------  -----  -----
  Net loss                        (56)%  (177)%  (72)%  (87)%
                                  =====  ======  =====  =====

Net  Sales

Net sales for the second quarter of fiscal 2002 were $1.7 million, a 5% decrease from the second quarter of fiscal 2001. For the first six months of fiscal 2002, net sales were $3.0 million, which represented a 43% decrease from the same period in fiscal 2001. This decrease was primarily attributable to a slowdown in demand from virtually all of our telecommunications customers due to industry-wide adverse economic conditions. These conditions resulted in our customers holding excess inventory of our products. As a result, our customers cancelled or delayed many of their new design projects and new product rollouts that included our products. We also had lower sales of custom integrated circuit products to our largest customer, Compaq. Sales to Compaq were $2.1 million in the first six months of fiscal 2001, compared to $727,000 for the first six months of fiscal 2002, a 65% decrease. We experienced a similar percentage decrease in the sales volume with certain of our customers. Sales of our Adapter products decreased from $1.7 million in the first six months of fiscal 2001 to $935,000 for the six months just ended, or a 45% decrease. Sales of our Highwire products increased from $256,000 for the first six months of fiscal
2001  to  $498,000  for  the  six  months  just  ended,  a  94%  increase.

Sales to Compaq, primarily of VMEBus products, represented 15% of total sales for the quarter ended April 30, 2002 compared to 49% during the comparable quarter in fiscal 2001. The other customers with sales of 10% or more for the second quarter of 2002 were Lockheed Martin - 23%, Lucent - 11%, mBalance - 11% and Dell - 10%. Sales of our Adapter products increased from $478,000 in the quarter ended April 30, 2001 to $505,000 for the quarter just ended, or a 6% increase. Sales of our Highwire products increased from $129,000 for the quarter ended April 30, 2001 to $314,000 for the six months just ended, a 143% increase.

Our sales backlog at May 13, 2002 is $1.3 million. We expect a gradual increase in the quarterly sales volume over the remainder of fiscal 2002 as our customers deploy existing excess inventory and gradually return to new product design and product rollout. However, since our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to a continued slowdown in demand from telecommunications customers or delays in the rollout of new products by our customers.

Gross  Profit

Gross profit as a percentage of net sales in the second quarter of fiscal 2002 was 53%, as compared to 42%, excluding $479,000 of inventory write-downs during the second quarter of fiscal 2001. For the first six months of fiscal 2002, the gross profit percentage was 54%, as compared to 54%, excluding $479,000 of inventory write-downs during the same period of fiscal 2001. The increase from fiscal 2001 to fiscal 2002 was primarily attributable to lower material costs in the fiscal 2002 period in addition to the sale of $200,000 of inventory which had been previously written off. We expect our gross profit to remain relatively constant for the remainder of fiscal 2002. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover as expected, gross profit as a percentage of net sales may decline from the current level.

Product  Research  and  Development

Product research and development expenses were $771,000 in the second quarter of fiscal 2002, a decrease of 51% from $1.6 million in the second quarter of fiscal 2001. For the first six months of fiscal 2002, research and development expenses were $1.6 million, a 51% decrease from $3.2 million for the first six months of fiscal 2000. The decrease resulted from staff reductions and other expense reductions in the engineering group. We expect product research and development spending to remain at or slightly below current levels for the remainder of fiscal 2002.

Sales  and  Marketing

Sales and marketing expenses for the second quarter of fiscal 2002 were $569,000, a decrease of 26% from $768,000 in the second quarter of fiscal 2001. Sales and marketing expenses for the first six months of fiscal 2002 were $1.1 million, a 29% decrease from $1.6 million in fiscal 2001. The decrease is primarily due to lower marketing program spending for products already introduced during previous quarters, in addition to the effect of headcount reductions during the third and fourth quarters of fiscal 2001. We expect our quarterly sales and marketing expenses to remain relatively constant for the remainder of fiscal 2002.

General  and  Administrative

General and administrative expenses were $543,000 for the second quarter of fiscal 2002, a decrease of 33% from $815,000 in the second quarter of fiscal 2001. For the first six months of fiscal 2002 general and administrative expenses were $1.1 million, a decrease of 37% from $1.8 million for the first six months of fiscal 2001. This decrease was due to carefully maintaining or reducing spending levels in response to lower revenue levels. We expect our quarterly general and administrative expenses to remain at this level for the remainder of fiscal 2002.

Restructuring  Costs

Restructuring costs of $384,000 were recorded during the second fiscal quarter of 2001 related to our consolidation and subleasing of facilities. The charge represented the estimated costs of facilities leases net of estimated sublease revenues.

Interest  Income

Net interest income decreased to $8,000 in the second quarter of fiscal 2002 from $50,000 in the same period in fiscal 2001, a decrease of 84%. Also, for the first six months of fiscal 2002 net interest income was $20,000, a decrease of 83% from $120,000 in fiscal 2001. This decrease was due to lower average cash balances.

Net  Loss

As a result of the factors discussed above, we recorded a net loss of $961,000 in the second quarter of fiscal 2002, as compared to a net loss of $3.2 million in the second quarter of fiscal 2001. For the first six months of fiscal 2002, our net loss was $2.2 million, compared to a net loss of $4.5 million for the first six months of fiscal 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

-     actual  versus  anticipated  sales  of  our  products;
- our actual versus anticipated operating expenses and results of ongoing cost control actions;
- the timing of product shipments, which occur primarily during the last month of the quarter;
-     our  actual  versus  anticipated  gross  profit  margin;
-     our  ability  to  raise  additional  capital,  if  necessary;  and
-     our  ability  to  secure  credit  facilities,  if  necessary.

At April 30, 2002, we had cash and cash equivalents of $2.5 million, as compared to $3.6 million at October 31, 2001. In the first six months of fiscal 2002, $1.8 million of cash was used in operating activities, primarily as a result of a $2.2 million net loss, a $900,000 increase in accounts receivable, a $173,000 increase in other assets and a $625,000 decrease in other current liabilities, partially offset by a $803,000 decrease in inventories and a $803,000 increase in trade accounts payable. The increase in accounts receivable and decrease in inventories was primarily a result of a significant portion of the 2002 quarterly sales taking place towards the end of the quarter. The decrease in other current liabilities was primarily the result of the payment of certain restructuring costs related to the move of the engineering and headquarters facility which was accrued in the previous fiscal year. The increase in trade accounts payable was due primarily to purchases of components and services from our contract manufacturers near quarter-end. Working capital at April 30, 2002 was $6.1 million, as compared to $7.6 million at October 31, 2001.In the first six months of fiscal 2002, we purchased $145,000 of fixed assets, consisting primarily of tenant improvements for our new engineering and headquarters facility and computer and engineering equipment, and $96,000 of software costs were capitalized during the first six months of 2002. Capital expenditures for the each of the remaining quarters of fiscal 2002 are expected to be under $100,000 per quarter.

We received $16,000 in the first six months of fiscal 2002 from payments related to common stock purchases made by employees pursuant to the employee stock purchase plan. During the second quarter of fiscal 2002, we sold 555,556 shares of common stock plus a warrant to purchase 111,111 shares of common stock for approximately $1.0 million in a private placement transaction with Stonestreet L.P. of Ontario, Canada. The net cash proceeds after expenses were approximately $905,000.

On May 14, 2002, we secured a 12 month revolving $1.0 million working capital line of credit with a bank. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate (currently 4.75%) plus 1.50%. We can draw down on the credit line based on a formula equal to 80% of our domestic accounts receivable.

We anticipate that our current cash balances and cash flow from operations and working capital line of credit from a bank will be sufficient to meet our working capital needs for the next 12 months. We cannot assure you, however, that our current cash balances and cash flow from operations will be sufficient to meet our working capital needs for the next 12 months. If we require additional capital resources to execute our operating plans, grow our business or acquire complimentary technologies or businesses at any time in the future, we may seek or be required to seek additional sources of funds though the sale of equity or debt securities, securing lines of credit or other third party financing. We cannot assure you that there will be additional sources of funds available to us or, if available, would have reasonable terms. In addition, the sale of additional equity securities by us will result in additional dilution to our stockholders.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS:

SBE's only significant contractual obligations and commitments relate to certain real estate operating leases for development and headquarters facilities and the Supply Agreement with Compaq Computer, (see "CRITICAL ACCOUNTING POLICIES AND ESTIMATES", "Refundable Deposits").

ITEM  3.       QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at April 30, 2002 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On April 30, 2002, we completed a private placement of 555,556 shares of common stock at $1.80 per share plus a warrant to purchase 111,111 shares of common stock, resulting in gross cash proceeds of approximately $1.0 million. The warrant has a term of three years and is exercisable at $2.00 per share. The equity investment was made by Stonestreet L.P., of Ontario, Canada. In connection with the private placement, we retained the services of Vintage Partners LLC, of New York, New York, and paid to Vintage Partners a finder's fee of $60,000 and a warrant to purchase 11,429 shares of common stock. The warrant has a three-year term and is exercisable at $3.50 per share. The shares and warrants were sold in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation D promulgated thereunder. Such exemption was available to us based on the representations of Stonestreet L.P. and Vintage Partners LLC to us of their status as "accredited investors," as such term is defined in Rule 405 under the Securities Act of 1933. We anticipate using the net proceeds of such private placement for general working capital purposes.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) The annual meeting of stockholders was held on Tuesday, March 19, 2002, at our corporate offices located at 2305 Camino Ramon, Suite 200, San Ramon, California.

     The  stockholders  approved  the  following  four  items:

(i) The election of one director to hold office until the 2005 Annual Meeting of Stockholders:

                                               For        Against
                                             ---------    --------
               Ronald  Ritchie               3,148,299     184,920

(ii) Our 1992 Employee Stock Purchase Plan, as amended to increase the number of shares reserved for issuance under such plan by 100,000 shares. (For--1,449,849; Against--110,931; Abstain--2,450; Non-votes--1,769,989)

iii) Our 1996 Stock Option Plan, as amended to increase the number of shares reserved for issuance under such plan by 150,000 shares. (For--1,283,006; Against--276,973; Abstain--3,251; Non-votes--1,769,989)

(iv) The ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending October 31, 2002. (For--3,291,038; Against--26,158; Abstain--16,023)

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     List  of  Exhibits:

     11.1     Statements  of  Computation  of  Net  Loss  per  Share.


(b)     Reports  on  Form  8-K:

On April 30, 2002 we announced the private placement of 555,556 shares of our common stock and a warrant to purchase 111,111 shares of common stock at $2.00 per share with Stonestreet L.P.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 12, 2002.


                                 SBE,  INC.
                                 ----------
                                 Registrant


                                 /s/  David  W.  Brunton
                                 -----------------------
                                 David  W.  Brunton
                                 Chief Financial Officer, Vice President of Finance and Secretary (Principal Financial and Accounting Officer)

EXHIBIT 11.1
                                    SBE, INC.
                 STATEMENTS OF COMPUTATION OF NET LOSS PER SHARE
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                          Three months ended  Six  months ended
                                              April  30,        April  30,
                                             ----------         ----------
                                           2002      2001      2002      2001
                                          -------  --------  --------  --------
BASIC
Weighted average number of
 common shares outstanding                3,467     3,368     3,462     3,349
                                          -------  --------  --------  --------

Number of shares for computation of
 net loss per share                       3,467     3,368     3,462     3,349
                                          =======  ========  ========  ========

Net loss                                 $ (961)  $(3,212)  $(2,179)  $(4,525)
                                          =======  ========  ========  ========

Net loss per share                       $(0.28)  $ (0.95)  $ (0.63)  $ (1.35)
                                          =======  ========  ========  ========

DILUTED

Weighted average number of
 common shares outstanding                3,467     3,368     3,462     3,349

Shares issuable pursuant to options granted
 under stock option plans and warrants granted,
 less assumed repurchase at the average fair
 market value for the period                 (a)       (a)       (a)       (a)
                                         -------  --------  --------  --------

Number of shares for computation of
 net loss per share                       3,467     3,368     3,462     3,349
                                         =======  ========  ========  ========

Net loss                                 $ (961)  $(3,212)  $(2,179)  $(4,525)
                                         =======  ========  ========  ========

Net loss per share                       $(0.28)  $ (0.95)  $ (0.63)  $ (1.35)
                                         =======  ========  ========  ========

(a) In loss periods, common share equivalents would have an antidilutive effect on loss per share and therefore have been excluded.