Form 10-Q
period 2002-07-31
SBE INC
filed 2002-08-28
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

            [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

     Yes       X     No
             ----

The number of shares of Registrant's Common Stock outstanding as of August 20, 2002 was 4,129,936.

                                    SBE, INC.

                        INDEX TO JULY 31, 2002 FORM 10-Q



PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements

Condensed  Consolidated  Balance  Sheets  as  of
   July  31,  2002  and  October  31,  2001  . . . . . . . . . . . . .   3

Condensed  Consolidated  Statements  of  Operations  for  the
   three  and  nine  months  ended  July  31,  2002  and  2001  . . .    4

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
   nine  months  ended  July  31,  2002  and  2001  . . . . . . . . .    5

Notes  to  Condensed  Consolidated  Financial  Statements   . . . . .    6

ITEM  2     Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations   . . . . . . . .    9

ITEM  3     Quantitative  and  Qualitative  Disclosures  about
            Market  Risk  . . . . . . . . . . . . . . . . . . . . . .   17


PART  II    OTHER  INFORMATION

ITEM  5     Other  information  . . . . . . . . . . . . . . . . . . .   17

ITEM  6     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . .   18


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

EXHIBITS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

       11.1  Statements of Computation of Net Loss Per Share  . . . .   20

       12.1  Amendment to Stonestreet Agreement   . . . . . . . . . .   21

       99.1  Certification  of  Chief  Executive  Officer   . . . . .   22

       99.2  Certification  of  Chief  Financial  Officer   . . . . .   23

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  July 31,    October 31,
                                                    2002         2001
                                                 ----------  -------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $   1,463   $      3,644
  Trade accounts receivable, net                     2,383            760
  Other receivables, net                               195            131
  Inventories                                        3,563          4,428
  Other                                                366            333
                                                 ----------  -------------
    Total current assets                             7,970          9,296

Property, plant and equipment, net                     851          1,236
Capitalized software costs, net                        161             86
Other                                                   79             72
                                                 ----------  -------------
    Total assets                                 $   9,061   $     10,690
                                                 ==========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                         $   1,063   $        545
  Accrued payroll and employee benefits                216            343
  Other accrued expenses                               305            813
  Current portion of refundable deposit                447            ---
                                                 ----------  -------------
    Total current liabilities                        2,031          1,701

Non-current liabilities:
  Warrant                                              101            ---
  Refundable deposit                                 4,423          4,870
                                                 ----------  -------------

    Total liabilities                                6,555          6,571
                                                 ----------  -------------

Stockholders' equity:
  Common stock                                      14,620         13,877
  Treasury stock                                      (409)          (409)
  Note receivable from stockholder                    (744)          (744)
  Accumulated deficit                              (10,961)        (8,605)
                                                 ----------  -------------
    Total stockholders' equity                       2,506          4,119
                                                 ----------  -------------
    Total liabilities and stockholders' equity   $   9,061   $     10,690
                                                 ==========  =============

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                 Three months ended  Nine months ended
                                     July  31,           July  31,
                                   2002      2001      2002      2001
                                  -------  --------  --------  --------
Net sales                         $2,786   $ 1,449   $ 5,793   $ 6,680

Cost of sales                      1,091       915     2,488     3,818
                                  -------  --------  --------  --------

  Gross profit                     1,695       534     3,305     2,862
                                  -------  --------  --------  --------

Product research and development     770     1,311     2,335     4,530

Sales and marketing                  501       844     1,609     2,415

General and administrative           673       684     1,810     2,483

Restructuring costs                  ---       ---       ---       384
                                  -------  --------  --------  --------

  Total operating expenses         1,944     2,839     5,754     9,812
                                  -------  --------  --------  --------

  Operating loss                    (249)   (2,305)   (2,449)   (6,950)

Interest income                        8        62        30       182
Other income                          63       ---        63       ---
                                  -------  --------  --------  --------

  Net loss                        $ (178)  $(2,243)  $(2,356)  $(6,768)
                                  =======  ========  ========  ========

Basic and diluted loss per share  $(0.04)  $ (0.66)  $ (0.64)  $ (2.01)
                                  =======  ========  ========  ========

Basic and diluted - shares used
  in per share computations        4,042     3,421     3,659     3,373
                                  =======  ========  ========  ========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine  months  ended
                                                       July  31,
                                                   ------------------
                                                     2002      2001
                                                   --------  --------
Cash flows from operating activities:
  Net loss                                         $(2,356)  $(6,768)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization of deferred stock compensation        ---        15
    Effect of remeasured warrant                       (63)      ---
    Depreciation and amortization:
      Property and equipment                           514       649
      Software                                          65       163
    Loss on abandonment of equipment                    15       ---
    Changes in operating assets and liabilities:
      Accounts and other receivables                (1,687)    2,874
      Inventories                                      865       (25)
      Other assets                                     (40)      (63)
      Trade accounts payable                           518      (250)
      Other current liabilities                       (635)   (1,495)
      Non current liabilities                          ---     4,822
                                                   --------  --------
        Net cash used in operating activities       (2,804)      (68)
                                                   --------  --------

Cash flows from investing activities:
  Purchases of property and equipment                 (143)     (281)
  Capitalized software costs                          (141)      (10)
                                                   --------  --------
        Net cash used in investing activities         (284)     (291)
                                                   --------  --------

Cash flows from financing activities:
  Proceeds from sale of common stock and warrants      891       ---
  Proceeds from stock plans                             16       172
                                                   --------  --------
        Net cash provided by financing activities      907       172
                                                   --------  --------

      Net decrease in cash and cash equivalents     (2,181)     (187)

Cash and cash equivalents at beginning of period     3,644     5,311
                                                   --------  --------
Cash and cash equivalents at end of period         $ 1,463   $ 5,124
                                                   ========  ========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM  PERIOD  REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2002 are not necessarily indicative of expected results for the full 2002 fiscal year.

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

We have incurred substantial losses and negative cash flows from operations during the year ended October 31, 2001 and the nine months ended July 31, 2002. During fiscal 2001 and continuing throughout fiscal 2002, we implemented a cost containment program to reduce our headcount, real estate needs and certain non-essential spending and continue to monitor and reduce our expenses wherever appropriate. On April 30, 2002, we closed a $1.0 million private placement of shares of our common stock with Stonestreet L.P. and on May 14, 2002 secured a $1.0 million working capital line of credit from a bank. We anticipate that our current cash balances, working capital line of credit from a bank and cash flow from operations will be sufficient to meet our working capital needs for the next 12 months. However, we cannot be certain that additional financing will not be required and, if additional financing is required, that it will be available on acceptable terms, or at all.

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

2.     INVENTORIES:

Inventories  comprise  the  following  (in  thousands):

                        July  31,       October 31,
                          2002             2001
                        ---------       -----------
Finished  goods         $   1,434       $    3,220
Parts  and  materials       2,129            1,208
                        ---------       -----------
                        $   3,563       $    4,428
                        =========       ===========

During the nine months ended July 31, 2002 we sold $200,000 of inventory that had been previously written-off as obsolete.

3.     RESTRUCTURING  COSTS:

The following table sets forth an analysis of the restructuring accrual as of October 31, 2001 and the payments made against it during the nine months ended July 31, 2002 (in thousands):

         Restructuring  accrual  at  October  31,  2001                   $ 590
             Less:  Cash  paid for accrued lease costs                     (480)
                                                                          ------
         Total  restructuring  accrual  included in other accrued expenses $110
                                                                          ======

4.     REFUNDABLE  DEPOSIT:

A refundable deposit associated with a multi-year supply agreement with CompaqHP Computer Corporation of $4.9 million was received in April 2001. Pursuant to the supply agreement, CompaqHP has agreed to purchase, and we agreed to sell, certain hardware components. The refundable deposit represents a one-time payment of cash to us from CompaqHP. In the normal course of business and pursuant to the terms of the supply agreement, we will refund back to CompaqHP certain dollar amounts according to milestones based on how many units we have shipped to CompaqHP. If CompaqHP chooses to terminate the agreement prior to reaching a specified milestone, we will refund to CompaqHP a set dollar amount based on the number of units of our product purchased by CompaqHP since the previous milestone reached by CompaqHP. Upon such termination, CompaqHP will forfeit any remainder of the deposit not refunded pursuant to these terms. If the supply agreement is terminated due to our default, we will immediately refund to CompaqHP any unrefunded portion of the deposit. Upon termination by the default of CompaqHP, CompaqHP will forfeit any unrefunded portion of the deposit to us. We expect to reach the first milestone under the supply agreement during the fourth quarter of the current fiscal year and have included $447,000 of the refundable deposit as a current liability. As future shipment milestones are projected to be realized within the subsequent 12-month reporting period, the payment amount associated with that milestone is reclassified to a current liability.

5.   SALE  OF  COMMON  STOCK  AND  WARRANTS:

On April 30, 2002, we completed a private placement of 555,556 shares of common stock at $1.80 per share plus a warrant to purchase 111,111 shares of common stock, resulting in gross cash proceeds of approximately $1.0 million. The warrant has a term of three years and is exercisable at $2.00 per share. The equity investment was made by Stonestreet L.P., of Ontario, Canada. The shares of common stock and the shares of common stock associated with the Stonestreet LP and Vintage Partners LLC warrants were registered with the Securities and Exchange Commission and the registration statement was declared effective on June 14, 2002. The fair value of the warrant of $164,000 was computed using the Black-Scholes option pricing model and was recorded as a liability pursuant to the provisions of EITF 00-19, Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue 96-3. The fair value of the warrant was remeasured as of July 31, 2002 using the Black-Scholes valuation method resulting in a reduction of $63,000 in the liability associated with the warrant. The $63,000 is included in other income. See Note 8.

In connection with the private placement, we retained the services of Vintage Partners LLC, of New York, New York, and paid to Vintage Partners a finder's fee of $60,000 and a warrant to purchase 11,429 shares of common stock. The warrant has a three-year term and is exercisable at $3.50 per share.

On June 17, 2002, we retained Agility Partners, LLC, to assist us in identifying and evaluating potential strategic acquisition candidates. In connection with these activities, we issued a warrant with a maximum term of three years to Agility Partners, LLC to purchase 200,000 shares of common stock for $1.79 per share. Agility Partners, LLC's right to purchase shares of common stock under the warrant vests in connection with the achievement of certain milestones, including the successful closing of strategic acquisitions.

6.   NET  LOSS  PER  SHARE:

Basic loss per common share for the three and nine months ended July 31, 2002 and 2001 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three months ended July 31, 2002 and 2001 were 44,705 and 27,034 and for the nine months ended July 31, 2002 and 2001 were 45,967 and 93,053, respectively, and have been excluded from shares used in calculating diluted loss per share because their effect would be anti-dilutive.

7.     CONCENTRATION  OF  RISK:

In the three and nine months ended July 31, 2002 and 2001, most of our sales were attributable to sales of communications products and were derived from a limited number of OEM customers. Sales to CompaqHP accounted for 45% and 32% of net sales during the third quarter of fiscal 2002 and 2001, respectively, and 34% and 39% of the Company's net sales in the first nine months of fiscal 2002 and 2001, respectively. The other customers with sales of 10% or more for the third quarter of fiscal 2002 were Nortel - 15% and Lockheed Martin - 15%. For the nine months ended July 31, 2002, the only other customer accounting for more than 10% of sales was Lockheed Martin - 14%. CompaqHP accounted for 43% and 33% of our accounts receivable as of July 31, 2002 and 2001, respectively. The other customers with accounts receivable greater than 10% as of July 31, 2002 were Nortel - 13% and Lockheed Martin - 10%. We expect that sales to CompaqHP will continue to constitute a substantial portion of our net sales for the foreseeable future. A significant reduction in orders from any of our OEM customers, particularly CompaqHP, could have a material adverse effect on our business, operating results and financial condition.

8.     SUBSEQUENT  EVENT:

In accordance with EITF 00-19, the warrant sold to Stonestreet L.P. (see Note 5) was initially classified as a liability due to cash penalties which could be payable to Stonestreet L.P. in the event a registration statement related to the private placement was not declared and maintained effective. The registration statement was declared effective on June 14, 2002. On August 22, 2002, the private placement subscription agreement was amended such that no cash penalties could now be payable with respect to the warrant. Accordingly, as of August 22, 2002, the warrant was reclassified from liabilities to equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001. Such forward-looking statements include, without limitation, statements regarding:

-     our  expectation  regarding  sales  to  CompaqHP  in  fiscal  2002;
- the belief that the market for telecommunications controller products is growing;
- the adequacy of anticipated sources of cash and planned capital expenditures;
- our expectation regarding quarterly operating expense levels and gross profit for fiscal 2002;
-     the  effect  of  interest  rate  increases;
-     trends  or  expectations  regarding  our  operations;
-     the  concentration  of  our  customers;
-     delays  in  testing  and  introducing  new  products;
-     changes  in  product  demand;
-     rapid  technology  changes;

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


OVERVIEW
SBE, Inc. designs, manufactures and markets high-speed intelligent communications controller and software products that are embedded within an original equipment manufacturer's ("OEM") products. Our products enable both traditional and emerging telecommunications service providers to deliver advanced communications products and services, which we believe help these providers compete more effectively in today's highly competitive telecommunications service market. Our products include wide area network ("WAN") interface adapters and high performance communications controllers for workstations, media gateways, routers, internet access devices, home location registers and data messaging applications.

Our business is characterized by a concentration of sales to a small number of OEMs who provide products and services to the telecommunications service market. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. CompaqHP is the largest of our customers and represented 34% of net sales in fiscal 2001. Sales to CompaqHP accounted for 45% and 34% of our net sales in the three months and nine months ended July 31, 2002 and 32% and 39% for the comparable periods of fiscal 2001. If any of our major customers, especially CompaqHP, reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

Our recent and planned introduction of new products that are targeted at large or growing markets within the telecommunications industry is designed to diversify our product mix and customer base. Our Highwire and adapter products are focused on the telecommunications applications market. We believe this market will continue to grow, driven by the convergence of traditional wireline and wireless telephony applications with the Internet along with a growing demand to process and transport increasing amounts of data. OEMs are increasingly outsourcing non-proprietary portions of their hardware development to embedded systems companies such as SBE in order to take advantage of faster time to market and product expertise. We expect to see this trend intensify because of recent reductions in OEMs' engineering staffing levels coupled with increased product time to market pressures.

One of our strategies to increase sales is to have our products designed into new OEM product offerings. We believe these design wins result in long-term revenue from the OEM if the OEM products is ultimately successful. We were awarded one design win in the quarter ended July 31, 2002 for a total of eight in the first nine months of fiscal 2002, compared to a total of three during the fiscal year ended October 31, 2001. These design wins are for OEM product applications using our WAN adapter products in a diverse set of applications that include secure Virtual Private Network ("VPN") routers, wireless Internet access, SS7 network analyzers, Voice over Internet Protocol ("VoIP") gateways and storage area networks ("SANs").

During the second half of fiscal 2001, we took aggressive steps to reduce our overall operating costs, including reducing headcount and relocating our engineering and headquarters facilities. We reduced our overall operating expense from $2.8 million in the third quarter of fiscal 2001 to $1.9 million for the third quarter of fiscal 2002, a 32% decrease, and from $9.4 million, excluding restructuring charges of $384,000, in the nine month period ended July 31, 2001 to $5.8 million for the nine months ended July 31, 2002, a 39% decrease. We continue to focus on cost containment. We expect quarterly operating expense levels to remain relatively constant for the remainder of fiscal 2002 and into fiscal 2003.

During the quarter ended April 30, 2002 we completed a private placement of shares of our common stock and a warrant to purchase common stock resulting in gross cash proceeds of approximately $1.0 million, and on May 14, 2002 we secured a $1.0 million line of credit from a bank.

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

Our  critical  accounting  policies  and  estimates  include  the  following:

Revenue  Recognition

We record product sales at the time of product shipment. Our sales transactions are negotiated in U.S. dollars. Our agreements with OEMs, such as CompaqHP and Lockheed Martin, typically incorporate clauses reflecting the following understandings:

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

Warranty  Reserves

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to the OEMs. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. Our inventories include high-technology parts that may be subject to rapid technological obsolescence. We consider technological obsolescence in estimating required reserves to reduce recorded amounts to market values. Such estimates could change in the future and have a material adverse impact on our financial position and results of operations.

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

Refundable  Deposit

A refundable deposit associated with a multi-year supply agreement with CompaqHP of $4.9 million was received in April 2001. Pursuant to the supply agreement, CompaqHP has agreed to purchase, and we agreed to sell, certain hardware components. The refundable deposit represents a one-time payment of cash to us from CompaqHP. In the normal course of business and pursuant to the terms of the supply agreement, we will refund back to CompaqHP certain dollar amounts according to milestones based on how many units we have shipped to CompaqHP. If CompaqHP chooses to terminate the agreement prior to reaching a specified milestone, we will refund to CompaqHP a set dollar amount based on the number of units of our product purchased by CompaqHP since the previous milestone reached by CompaqHP. Upon such termination, CompaqHP will forfeit any remainder of the deposit not refunded pursuant to these terms. If the supply agreement is terminated due to our default, we will immediately refund to CompaqHP any unrefunded portion of the deposit. Upon termination by the default of CompaqHP, CompaqHP will forfeit any unrefunded portion of the deposit to us. We expect to reach the first milestone under the supply agreement during the fourth quarter of the current fiscal year and have included $447,000 of the refundable deposit as a current liability. As future shipment milestones are projected to be realized within the subsequent 12-month reporting period, the payment amount associated with that milestone is reclassified to a current liability.

RESULTS  OF  OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended July 31, 2002 and 2001. These operating results are not necessarily indicative of our operating results for any future period.

                                     THREE          NINE
                                 MONTHS ENDED    MONTHS ENDED
                                   JULY  31,      JULY  31,
                                   ---------      ---------
                                  2002    2001   2002    2001
                                  -----  ------  -----  ------

Net sales                          100%    100%   100%    100%
Cost of sales                       39      63     43      57
                                  -----  ------  -----  ------
  Gross profit                      61      37     57      43
                                  -----  ------  -----  ------
Product research and development    28      90     40      68
Sales and marketing                 18      58     28      36
General and administrative          24      47     31      37
Restructuring costs                ---     ---    ---       6
                                  -----  ------  -----  ------
  Total operating expenses         (70)   (195)   (99)   (147)
                                  -----  ------  -----  ------
  Operating loss                    (9)   (159)   (42)   (104)
Interest  and other income           3       4      2       3
                                  -----  ------  -----  ------
  Net loss                         (6)%  (155)%  (40)%  (101)%
                                  =====  ======  =====  ======

Net  Sales

Net sales for the third quarter of fiscal 2002 were $2.8 million, a 92% increase from $1.4 million for the third quarter of fiscal 2001. This increase was primarily attributable to an increase in sales to CompaqHP and increased sales of our adapter and Highwire products. Net sales to CompaqHP were $1.1 million for the third quarter of fiscal 2002 as compared to $450,000 for the same period in fiscal 2001. Sales to CompaqHP, primarily of VMEBus products represented 45% of net sales for the third quarter of fiscal 2002 compared to 32% during the comparable quarter of fiscal 2001. The other customers with sales of 10% or more during the third quarter of fiscal 2002 were Nortel - 15% and Lockheed Martin - 15%. Sales of our adapter products were $583,000 during the third quarter of fiscal 2002, as compared to $107,000 in the comparable period in fiscal 2001. Sales of our Highwire products were $301,000 in the third quarter of fiscal
2002, as compared to $15,000 for the comparable period in fiscal 2001. Our adapter products are used primarily in edge-of-the-network applications such as VPN and other routers, VoIP gateways and security devices, whereas our Highwire products are primarily targeted at core-of-the-network applications used primarily by telecommunications service providers. We expect our product mix to continue to be heavily weighted towards our VME and adapter products.

Net sales for the first nine months of fiscal 2002 were $5.8 million, a 13% decrease from the $6.7 million for the same period in fiscal 2001. This decrease was primarily attributable to a slowdown in demand from virtually all of our telecommunications customers due to industry-wide adverse economic conditions, offset in part by the increased third quarter sales described above. Due to the adverse economic conditions in the telecommunications industry, our telecommunications customers hold excess inventory of our products. As a result, our customers have cancelled or delayed many of their new design projects and new products rollouts that included our products. Sales to CompaqHP were $2.0 million for the first nine months of fiscal 2002, a 23% decrease from $2.6 million in the first nine months of fiscal 2001. Sales to CompaqHP represented 34% of net sales for the first nine months of fiscal 2002 compared to 39% during the comparable period in fiscal 2001. The other customer with sales of 10% or more for the first nine months of fiscal 2002 was Lockheed Martin - 13%. Sales of our adapter products were $1.6 million for the first nine months of fiscal 2002,. an 11% decrease from $1.8 million for the first nine months of fiscal 2001. Sales of our Highwire products were $799,000 for the first nine months of fiscal 2002, more than doubling sales of $265,000 for the first nine months of fiscal 2001.

Our sales backlog at August 13, 2002 is $359,000. We expect a leveling off of the quarterly sales volume over the remainder of fiscal 2002 and into the first part of fiscal 2003 as our customers slowly deploy existing excess inventory and gradually return to new product design and product rollout. Over the past 12 to 18 months there has been a shift in the ordering patterns of our customers. Previously our customers would typically place a purchase order with us based on their forecasted sales volumes. Due to the current economic uncertainty our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult at best. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

Gross  Profit

Gross profit as a percentage of net sales in the third quarter of fiscal 2002 was 61%, as compared to 37% for the same period of fiscal 2001. For the first nine months of fiscal 2002 the gross profit percentage was 57%, as compared to 43% for the same period of fiscal 2001. The increase in the gross profit from fiscal 2001 to fiscal 2002 was primarily attributable to lower materials costs combined with a more advantageous product mix in fiscal 2002. We expect our gross profit to range between 54% and 58% for the remainder of fiscal 2002. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover as expected, gross profit as a percentage of net sales may decline from the current level.

Product  Research  and  Development

Product research and development expenses were $770,000 in the third quarter of fiscal 2002, a decrease of 41% from $1.3 million in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, research and development expenses were $2.3 million, a 49% decrease from $4.5 million for the first nine months of fiscal 2001. The decrease resulted from staff reductions and other expense reductions in the engineering group. We expect product research and development expenses to remain at or slightly below current levels for the remainder of fiscal 2002.

Sales  and  Marketing

Sales and marketing expenses for the third quarter of fiscal 2002 were $501,000, a decrease of 41% from $844,000 in the third quarter of fiscal 2001. Sales and marketing expenses for the first nine months of fiscal 2002 were $1.6 million, a 33% decrease from $2.4 million in fiscal 2001. The decrease is primarily due to lower marketing program spending for products already introduced during previous quarters, in addition to the effect of headcount reductions during the third and fourth quarters of fiscal 2001. We expect our quarterly sales and marketing expenses to remain relatively constant for the remainder of fiscal 2002.

General  and  Administrative

General and administrative expenses were $673,000 for the third quarter of fiscal 2002, a slight decrease from $684,000 in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, general and administrative expenses were $1.8 million, a decrease of 27% from $2.5 million for the first nine months of fiscal 2001. Our general and administrative expenses decreased for the nine months just ended as we continue to carefully monitor and reduce spending levels in response to lower revenue levels. We expect our quarterly general and administrative expenses to range between $550,000 and $650,000 for the remainder of fiscal 2002.

Restructuring  Costs

Restructuring costs of $384,000 were recorded during the second fiscal quarter of 2001 related to our consolidation and subleasing of facilities. The charge represented the estimated costs of facilities leases net of estimated sublease revenues.

Interest  and  Other  Income

Net interest income decreased to $8,000 in the third quarter of fiscal 2002 from $63,000 in the same period in fiscal 2001, a decrease of 87%. Also, for the first nine months of fiscal 2002, net interest income was $45,000, a decrease of 75% from $183,000 in fiscal 2001. This decrease was due to lower average cash balances. Other income attributable to remeasuring the fair value of the warrants associated with the sale of stock to Stonestreet LP on April 30, 2002 was $63,000 for the three and nine months ended July 31, 2002

Net  Loss

As a result of the factors discussed above, we recorded a net loss of $178,000 in the third quarter of fiscal 2002, as compared to a net loss of $2.2 million in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, our net loss was $2.4 million, compared to a net loss of $6.8 million for the first nine months of fiscal 2001.

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

At July 31, 2002, we had cash and cash equivalents of $1.5 million, as compared to $3.6 million at October 31, 2001. In the first nine months of fiscal 2002, $2.8 million of cash was used in operating activities, primarily as a result of a $2.4 million net loss, a $1.7 million increase in accounts receivable, and a $635,000 decrease in other current liabilities, partially offset by a $866,000 decrease in inventories and a $518,000 increase in trade accounts payable. The increase in accounts receivable and decrease in inventories was primarily a result of a significant portion of the fiscal 2002 third quarter sales taking place near the end of the quarter. The decrease in other current liabilities was primarily the result of the payment of restructuring costs related to the move of the engineering and headquarters facility that were accrued in the previous fiscal year. The increase in trade accounts payable was due primarily to purchases of components and services from our contract manufacturers near the end of the third quarter of fiscal 2002. Working capital at July 31, 2002 was $5.9 million, as compared to $7.6 million at October 31, 2001.

In the first nine months of fiscal 2002, we purchased $143,000 of fixed assets, consisting primarily of tenant improvements for our new engineering and headquarters facility and computer and engineering equipment, and we capitalized $141,000 of software costs. Capital expenditures for the remaining quarter of fiscal 2002 and each quarter of fiscal 2003 are expected to be under $100,000 per quarter.

We received $16,000 in the first nine months of fiscal 2002 from payments related to common stock purchases made by employees pursuant to the employee stock purchase plan. During the second quarter of fiscal 2002, we sold 555,556 shares of common stock plus a warrant to purchase 111,111 shares of common stock for approximately $1.0 million in a private placement transaction with Stonestreet L.P. of Ontario, Canada. The net cash proceeds after expenses were approximately $891,000.

On May 14, 2002, we secured a 12 month revolving $1.0 million working capital line of credit with a bank. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate (currently 4.75%) plus 1.50%. We can draw down on the credit line based on a formula equal to 80% of our domestic accounts receivable. As of July 31, 2002, we have not drawn down on this line of credit.

We have incurred substantial losses and negative cash flows from operations during the year ended October 31, 2001 and the nine months ended July 31, 2002. During fiscal 2001 and continuing throughout fiscal 2002, we implemented a cost containment program to reduce our headcount, real estate needs and certain non-essential spending and continue to monitor and reduce our expenses wherever appropriate. We anticipate that our current cash balances, cash flows from operations and working capital line of credit will be sufficient to meet our working capital needs for the next 12 months. We cannot assure you, however, that our current cash balances and cash flow from operations will be sufficient to meet our working capital needs for the next 12 months. If we require additional capital resources to execute our operating plans, grow our business or acquire complimentary technologies or businesses at any time in the future, we may seek or be required to seek additional sources of funds though the sale of equity or debt securities, securing lines of credit or other third party financing. We cannot assure you that there will be additional sources of funds available to us or, if available, they would have reasonable terms. In addition, the sale of additional equity securities by us will result in additional dilution to our stockholders.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS:

Our only significant contractual obligations and commitments relate to the real estate operating leases for our development and headquarters facilities and our Supply Agreement with CompaqHP Computer, (see "CRITICAL ACCOUNTING POLICIES AND ESTIMATES", "Refundable Deposits").

ITEM  3.       QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at July 31, 2002 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial.

PART  II.     OTHER  INFORMATION

ITEM  5.   OTHER  INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has not approved the engagement of PricewaterhouseCoopers LLP for any non-audit services.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     List  of  Exhibits:

     11.1 Statements  of  Computation  of  Net  Loss  per  Share

     12.1 Amendment to Stonestreet L.P. Agreement

     99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K:

No report on Form 8-K was filed by the Company during the quarter ended July 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 28, 2002.


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