Form 10-K
period 2002-10-31
SBE INC
filed 2003-01-27
CIK 87050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                           Commission File No. 0-8419


                                    SBE, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                           94-1517641
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                               Number)

            2305 Camino Ramon, Suite 200, San Ramon, California 94583
              (Address of principal executive offices and Zip Code)

                                 (925) 355-2000
              (Registrant's Telephone Number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

     The approximate aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock on December 31, 2002 as reported on the Nasdaq SmallCap Market, was $2,306,399. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

         The number of shares of the Registrant's Common Stock outstanding as of December 31, 2002 was 4,142,692.

                       Documents incorporated by reference

     Portions of the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders, scheduled for March 18, 2003, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    SBE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I

       Item 1         Business                                               4
       Item 2         Properties                                            15
       Item 3         Legal Proceedings                                     15
       Item 4         Submission of Matters to a Vote of Security Holders   15



PART II

       Item 5         Market for Registrant's Common Equity
                           and Related Stockholder Matters                  16
       Item 6         Selected Financial Data                               17
       Item 7         Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    17
       Item 7A        Quantitative and Qualitative Disclosures about Market
                      Risk                                                  26
       Item 8         Financial Statements and Supplementary Data           26
       Item 9         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure           26

PART III

       Item 10        Directors and Executive Officers of the Registrant    27
       Item 11        Executive Compensation                                28
       Item 12        Security Ownership of Certain Beneficial Owners
                           and Management                                   28
       Item 13        Certain Relationships and Related Transactions        28
       Item 14        Controls and Procedures                               28

       Item 15        Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                               29
SIGNATURES                                                                  32

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

     CERTAIN STATEMENTS SET FORTH IN OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, OUR EXPECTATIONS REGARDING OUR SALES TO THE HEWLETT-PACKARD COMPANY (PREVIOUSLY COMPAQ COMPUTER), THE BELIEF THAT THE MARKET FOR CLIENT SERVER NETWORKING PRODUCTS IS GROWING, THE ADEQUACY OF ANTICIPATED SOURCES OF CASH, PLANNED
CAPITAL EXPENDITURES, THE EFFECT OF INTEREST RATE INCREASES, AND TRENDS OR EXPECTATIONS REGARDING OUR OPERATIONS. IN ADDITION, WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. SUCH STATEMENTS ARE BASED ON CURRENTLY AVAILABLE OPERATING, FINANCIAL AND COMPETITIVE INFORMATION AND ARE SUBJECT TO VARIOUS
RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED THAT THE FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S ESTIMATES ONLY AS OF THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE THESE STATEMENTS. ACTUAL FUTURE RESULTS, EVENTS AND TRENDS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY SUCH STATEMENTS DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO THOSE SET FORTH UNDER "ITEM 1 - BUSINESS -- RISK FACTORS" ON PAGE 6 AND ELSEWHERE IN THIS FORM 10-K.

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

SBE, Inc. designs, markets, sells and supports network communications controller solutions for original equipment manufacturers in the global networking marketplace. Our solutions enable both datacom and telecom companies to rapidly deliver advanced networking products and services in order to compete effectively in today's fast-evolving public switched telephone network ("PSTN") and Internet environment. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. We were incorporated in 1961 as Linear Systems, Inc.

We currently market, sell and support four lines of high-speed networking products: HighWire(TM) , WAN Adapters, LAN Adapters and VMEbus. All of these products are sold primarily to original equipment manufacturers ("OEMs"). These products are often customized for a specific customer's application, and they support applications in a broad spectrum of industrial and commercial markets. Markets and application areas that our products serve include enterprise servers, data storage, process control, medical imaging, CAE/automated test equipment, government/military defense systems and telecommunications networks.

The HighWire and VME products are "intelligent," containing their own microprocessors and memory. This architecture allows our communications controllers to offload many of the lower-level communications tasks that would typically be performed by the host platform, improving overall system performance. The Adapters are open standards interface model layer one adapter cards that do not have a microprocessor onboard ("state machine products") designed to be low cost and high performance connectivity products that provide developers of data communications equipment an easy, cost effective way to integrate wide area networks ("WAN") and local area networks ("LAN") interfaces for their systems. All four product lines are supported by communications software developed by us and a variety of third party partners.

In the telecommunications market, our HighWire products provide high bandwidth intelligent connectivity to servers designed to act as gateways and signaling points within communication networks and network devices. The HighWire co-processing controllers enable operators of wireline and wireless networks to deliver Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing, as well as digital wireless services such as Personal Communications Systems ("PCS") and Global System for Mobile Telecommunications ("GSM"). The HighWire products are designed for integration with standard server platforms that will enable traditional carriers and new telecom entrants to pursue cost-reduced and performance-enhanced network architectures based on Internet Protocol ("IP"), broadband or other "packet" technologies.

With the addition of the embedded Linux operating system software, several HighWire products can now be used in combination with either our WAN and LAN peripheral control interface ("PCI") mezzanine card ("PMC") products or other third party PMC form factor products to provide core computing and connectivity solutions to the communications, military/government, medical and industrial control markets. Our HighWire product has been uniquely positioned as an intelligent real time controller in a ground based mobile unit used by the military. Utilizing our HighWire products in conjunction with other available PMC modules such as A-to-D converters or video capture PMC modules gives us new opportunities to market our products into the factory/process control or video surveillance applications markets.

Our WAN Adapter products are focused on the need for WAN interfaces in data communications products residing between the middle and the edge of the internet used in routers, firewalls, virtual private network ("VPN") servers and Voice over Internet Protocol ("VoIP") gateways. Due to increasing IT demand in conjunction with network security used for enterprise networks an enterprise network is the network covering the entire entity's private branch exchange ("PBX'), LAN, WAN and internetworking bridges), this is our fastest growing product family. We offer a broad range of interfaces including synchronous serial, T1/E1, HSSI and T3 in both PCI and PMC industry standard form factors.

Our newly released LAN Adapter products are focused on LAN connectivity using high speed Ethernet technology. We have one, two and four port LAN adapter PMC modules that feature connectivity to 10 Mb/second, 100 Mb/second or 1000 Mb/second. Ethernet LAN connectivity is required by virtually every market segment in the OEM spectrum. We expect to sell our LAN Adapter products to our existing WAN Adapter prospects and customers, as well as to new customers that have not historically required WAN connectivity.

Our VMEbus products are designed for high reliability industrial applications and are used in many wireline, wireless and satellite based communications networks. Our VME products are intelligent communications controller products used to provide connectivity between a system such as a mini-computer or bridge/router and a local or wide area network. Communication controller products enable computers to exchange data in much the same way as the telephone system allows people to converse with one another. As computers have become more pervasive in all areas of society, computer users are demanding greater productivity, efficiency and lower costs in their computer systems, which has led to the sharing of databases, software applications and computer peripheral equipment. Communications controllers have become a central component to connecting networks and computers to deliver information more efficiently.

Our VMEbus communications products target all four major protocol communications technologies for each of the bus architectures: Fiber Distributed Data Interface ("FDDI"), Token Ring, Ethernet and high-speed serial communications. The latter is a growing wide-area networking technology that enables computers to talk to one another using telephone lines. FDDI, Token Ring and Ethernet are local area networking technologies that offer a wide range of speed and reliability options.

RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

     WE HAVE INCURRED OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $1.7 million and $9.9 million for the years ended October 31, 2002 and 2001, respectively, and generated negative cash flows from operations of $2.7 million and $1.5 million in these years. These factors raise a substantial doubt about our ability to continue as a going concern. Our plans with respect to this matter included the restructuring executed in the fourth quarter of fiscal 2002, which reduced headcount from 47 employees to 24 employees and has reduced our cost structure entering fiscal 2003. We believe the cost reduction and a projected increase in sales during fiscal 2003 will generate sufficient cash flows to fund our operations through October 31, 2003. However, these projected sales are to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of Common Stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

     WE DEPEND UPON A SMALL NUMBER OF OEM CUSTOMERS, AND THE LOSS OF ANY OF THEM, OR THEIR FAILURE TO SELL THEIR PRODUCTS, WOULD LIMIT OUR ABILITY TO GENERATE REVENUES.

In fiscal 2002, most of our sales were derived from a limited number of OEM customers. In fiscal 2002, 2001 and 2000, sales of VME products to The Hewlett-Packard Company (previously Compaq Computer) ("HP") accounted for 30%, 34% and 66%, respectively, of our net sales. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP. On October 31, 2002, HP placed an end of life purchase order for shipment of these VME products over the first two quarters of fiscal 2003; however, we still expect sales to HP will constitute a substantial portion of our net sales in fiscal 2003, both as a result of the end of life VME product orders and projected sales of WAN Adapter products to HP. We do not expect sales of VME products to HP to be a substantial portion of our revenues after fiscal 2003.

Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers, particularly HP, Nortel and Lockheed Martin, would have a material adverse effect on our operating results, financial condition and cash flows. In addition, we anticipate a significant portion of future sales will be dependent on a few new OEM customers, and there can be no assurance that we will become a qualified supplier with new OEM customers or that we will remain a qualified supplier with existing OEM customers.

IF WE FAIL TO DEVELOP AND PRODUCE NEW HIGHWIRE AND ADAPTER PRODUCTS, WE MAY LOSE SALES AND OUR REPUTATION MAY BE HARMED.

Since late 1998, we have focused a significant portion of our research and development, marketing and sales efforts on HighWire and Adapter products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of our products. If the HighWire and Adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

     THE COMMUNICATIONS PRODUCTS MARKET IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE OUR REVENUES AND MARGINS.

We compete directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

Increased competition with respect to any of our products could result in price reductions and loss of market share, which would adversely affect our business, operating results, financial condition and cash flows. Many of our current and potential competitors have greater financial, marketing, technical and other resources than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or will be able to compete successfully with new competitors.

OUR OPERATING RESULTS IN FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, CAUSING OUR STOCK PRICE TO FALL.

Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future due to several factors, some of which are outside our control, including timing of significant orders from OEM customers, fluctuating market demand for, and declines in the average selling prices of, our products, delays in the introduction of our new products, competitive product introductions, the mix of products sold, changes in our distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. We generally do not operate with a significant order backlog, and a substantial portion of our revenue in any quarter is derived from orders booked in that quarter. Accordingly, our sales expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders.

Due to the adverse economic conditions in the telecommunications industry, our OEM telecommunications customers may hold excess inventory of our products. A result of the economic downturn is that certain of our customers have cancelled or delayed many of their new desiIgn projects and new product rollouts that included our products. Due to the current economic uncertainty, our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult.

Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter our revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock is likely to fall.

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR BUSINESS WOULD SUFFER.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as Frame Relay, DSL ("Digital Subscriber Line"), ATM ("Asynchronous Transfer Mode"),VoIP ("Voice over Internet Protocol") and 3G Wireless ("Third Generation Wireless Services"). There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

WE DEPEND ON OUR KEY PERSONNEL. IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NEEDED, OUR BUSINESS WOULD BE HARMED.

We are highly dependent on the technical, management, marketing and sales skills of a limited number of key employees. We do not have employment agreements with, or life insurance on the lives of, any of our key employees. The loss of the services of any key employees could adversely affect our business and operating results. Our future success will depend on our ability to continue to attract and retain highly talented personnel to the extent our business grows. Competition for qualified personnel in the networking industry, and in the San Francisco Bay Area, is intense. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required.

BECAUSE OF OUR DEPENDENCE ON SINGLE SUPPLIERS FOR SOME COMPONENTS, WE MAY BE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF SUCH COMPONENTS, OR WE MAY BE REQUIRED TO PAY HIGHER PRICES OR TO PURCHASE COMPONENTS OF LESSER QUALITY.

The chipsets used in most of our products are currently available only from Motorola. In addition, certain other components are currently available only from single suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows.

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL.

The development and marketing of our products is capital-intensive. While we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next twelve months, we cannot assure that this will be the case. Further declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing in fiscal 2003. In addition, should we experience a significant growth in customer orders, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD REDUCE ANY COMPETITIVE ADVANTAGE WE HAVE.

Although we believe that our future success will depend primarily on continuing innovation, sales, marketing and technical expertise, the quality of product support and customer relations, we must also protect the proprietary technology contained in our products. We do not currently hold any patents and rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in our products. There can be no assurance that steps taken by us in this regard will be adequate to deter misappropriation or independent third-party development of our technology. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us.

               RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

     OUR COMMON STOCK IS AT RISK FOR DELISTING FROM THE NASDAQ SMALLCAP MARKET. IF IT IS DELISTED, OUR STOCK PRICE AND YOUR LIQUIDITY MAY BE IMPACTED.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. The closing bid price for our common stock has been below $1.00 for short periods of time during fiscal 2002. If the closing bid price of our common stock is below $1.00 for a period of 30 consecutive trading days, our common stock could be subject to delisting from the Nasdaq SmallCap Market. Our stockholders' equity as of October 31, 2002 was $3.7 million. Our common stock is also at risk for delisting for failure to meet the stockholders' equity requirement.

If we fail to maintain the standards necessary to be quoted on the Nasdaq SmallCap Market and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the Nasdaq SmallCap Market, and our stock price, as well as the liquidity of our Common Stock, may be adversely impacted as a result.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU PURCHASED SUCH SHARES.

The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by us or our competitors, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND THE DELAWARE GENERAL CORPORATION LAW CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL.

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain other provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

PRODUCTS

We design, market, sell and support innovative communications controller and adapter products for the global communications, military/government, medical and industrial control marketplace. We offer four principal lines of products:
HighWire, WAN Adapter, LAN Adapter, and VMEbus.

HIGHWIRE PRODUCTS. Our HighWire products have been focused on providing communications solutions to the telecommunications market. With the recent addition of embedded Linux operating system software we are now able to broaden the reach of our HighWire products to include military/government, medical and industrial control markets.

The switched telecommunications market is characterized as an Intelligent Network. The Intelligent Network ("IN") utilizes out of band signaling to provide the basis for virtually all new telecommunications services. The IN architecture uses two separate but parallel paths; one to handle the voice or data traffic and a second to carry the signaling information for call set up and routing. The signaling channel utilizes a protocol referred to as Signaling System Seven or "SS7." Network operators utilize the IN architecture to increase the efficiency of their networks by offloading signaling traffic onto the SS7 network, thus freeing up trunk line capacity needed for revenue generating traffic.

A second generation Intelligent Network called the Advanced Intelligent Network ("AIN") is used by carriers and service providers seeking to differentiate themselves by offering advanced voice and data communications services. The AIN is a network architecture and a set of standards designed to allow network operators to create, deploy and modify these services quickly and economically. AIN services represent the merging of telephony with database information through SS7 signaling. Such services include Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability and customized routing and billing, as well as digital wireless services such as PCS and GSM.

In fiscal 2002, we added the embedded Linux operating system software to several HighWire products expanding the product focus beyond the telecommunications applications market into the military/government, medical and industrial control applications markets. The HighWire products can now be used in combination with our WAN and LAN PMC products or with other third party PMC product to provide computing and connectivity solutions to the military/government, medical and industrial controller markets.

WAN ADAPTER PRODUCTS. Our WAN Adapter products are focused on the need for WAN interfaces in data communications products residing between the middle and the edge of the internet used in routers, firewalls, virtual private network ("VPN") servers and Voice over Internet Protocol ("VoIP") gateways. Due to increasing IT demand in conjunction with network security used for enterprise networks an enterprise network is the network covering the entire entity's PBX, LAN, WAN and internetworking bridges), this is our fastest growing product family. We offer a broad range of interfaces including synchronous serial, T1/E1, HSSI and T3 in both PCI and PMC industry standard form factors.

LAN ADAPTER PRODUCTS. Our newly released LAN Adapter products are focused on LAN connectivity using high speed Ethernet technology. We have one, two and four port LAN adapter PMC modules that feature connectivity to 10 Mb/second, 100

Mb/second or 1000 Mb/second. Ethernet LAN connectivity is required by virtually every market segment in the OEM spectrum. We expect to sell our LAN Adapter products to our existing WAN Adapter prospects and customers as well as to new customer opportunities which have not historically required WAN connectivity.

VMEBUS INTELLIGENT COMMUNICATIONS CONTROLLER PRODUCTS. Intelligent communications controller products are used to provide connectivity between a system such as a mini-computer or bridge/router and a local or wide area network. Communications controller products enable computers to exchange data in much the same way as the telephone system allows people to converse with one another. As computers have become more pervasive in all areas of society, computer users are demanding greater productivity, efficiency and lower costs in their computer systems, which has led to the sharing of databases, software applications and computer peripheral equipment. Communications controllers have become a central component to connecting networks and computers to deliver information more efficiently.

Our VMEbus communications products target all four major protocol communications technologies for each of the bus architectures: Fiber Distributed Data Interface ("FDDI"), Token Ring, Ethernet and high-speed serial communications. The latter is a growing wide-area networking technology that enables computers to talk to one another using telephone lines. FDDI, Token Ring and Ethernet are local area networking technologies that offer a wide range of speed and reliability options.

During fiscal 2002, we expanded our WAN Adapter products and developed our LAN Adapter products and positioned ourselves to be the single source supplier to our major customers for all of their WAN and LAN connectivity needs. We also added embedded Linux to several HighWire products expanding the applicability of these products beyond telecommunications.

The following table shows sales by major product type as a percentage of net sales for fiscal 2002, 2001 and 2000:

                                                                Year Ended October 31,
                                                          2002              2001               2000
                                                     ----------------------------------------------
                                                                  (percentage of net sales)

         VME Communication Controllers                      56%                64%              75%
         WAN Adapter                                        31                 31               21
         HighWire                                           13                  5                4
                                                     ------------------------------------------------
                                                           100%               100%             100%
                                                     ================================================

Distribution, Sales and Marketing

We market our Adapter, HighWire and VMEbus communications controller products to OEMs and systems integrators. We sell our products both domestically and internationally, using a direct sales force as well as independent manufacturers' representatives. We believe that our direct sales force is well suited to differentiate our products from those of our competitors.

We market our products through multiple indirect distribution channels worldwide, including distributors, manufacturers' representatives, value-added resellers and certain OEM partners. We actively support our indirect channel marketing partners with our own sales and marketing organization. Our sales staff solicits prospective customers, provides technical advice with respect to our products and works closely with marketing partners to train and educate their staffs on how to sell, install and support our product lines.

We have focused our sales and marketing efforts principally in the United States, Canada and Europe. All of our international sales are negotiated in U.S. dollars.

We conduct our sales and marketing activities from our principal office in San Ramon, California. Our direct sales force is based in three locations in the United States.

RESEARCH AND DEVELOPMENT

Our product development efforts are focused principally on our strategic businesses, providing high bandwidth connectivity and computing solutions using WAN and LAN communications applications, client/server internetworking and VMEbus intelligent communications controllers. Our experience in high-speed data communications creates opportunities to leverage our engineering investment and develop additional integrated products for simpler, more innovative communications solutions for customers. The development of new internetworking products, high-performance communications controllers and communications-related software is critical to attracting new, and retaining existing, customers.

During the past three years, we have developed communications products based on Compact PCI, PCI, PMC, VMEbus and EISA architecture. We have also redesigned and upgraded certain communications products to improve the products' performance and lower the products' manufacturing costs. In addition, we have acquired or licensed certain hardware products that have been integrated principally through the addition of software into our product line.

During fiscal 2002, we focused the majority of our development efforts on completing the HighWire product line, developing software drivers for our Adapter products and developing a new LAN Adapter product line based on high speed Gigabit Ethernet technology. We completed hardware and software design efforts and released to production several WAN Adapter products which provide enhanced functionality and are aimed primarily at the enterprise markets such as VoIP, VPN and security routers. We also added the embedded Linux operating system software to several HighWire products which provides additional functionality and expands the potential market for these products from the telecommunications applications market to encompass the military/government, medical and industrial control markets.

During fiscal 2002, 2001 and 2000, we incurred $3.0 million, $5.7 million and $5.6 million, respectively, in product research and development expenses.

MANUFACTURING

We do not engage in any manufacturing activities, instead utilizing third-party manufacturers to build our products. In December 1996, we sold all of our manufacturing assets and entered into a contract manufacturing agreement with XeTel to supply manufacturing services. In the second half of fiscal 2002, we terminated our manufacturing services agreement with XeTel and entered into non-exclusive contract manufacturing agreements with ProWorks, Inc. and Sonic Manufacturing Technology. We believe that ProWorks and Sonic will be able to provide lower prices and a more efficient and timely product delivery than we could produce with our previous manufacturing resources.

COMPETITION

The market for telecommunications and client/server access products is highly competitive. Many of our competitors have greater financial resources and are more established. Competition within the telecommunications market is fragmented principally by application segment. Our HighWire products compete with offerings from Radisys, Performance Technologies, Interphase, Artesyn, and Adax, along with various other platform and controller product providers. Our VMEbus, Wan Adapter and LAN Adapter communications controller products compete primarily with products from Digi International, Motorola, Interphase Corp., Themis Computers, SBS Technologies and various other companies on a product-by-product basis. To compete in this market, we emphasize the functionality, support, quality and price of our product in relation to its competitors, as well as our ability to customize the product or software to exactly meet the customer's needs.

Additionally, we compete with the internal engineering resources of our customers. As our customers become successful with their products, they examine methods to reduce costs and integrate functions. To compete with the internal engineering resources of our customers, we work jointly with their engineering staffs to understand our customers' system requirements and to anticipate new product needs versus time-to-market decisions.

INTELLECTUAL PROPERTY

We believe that our future success will depend principally on our continuing product innovation, sales, marketing and technical expertise, product support and customer relations. We also believe that we need to protect the proprietary technology contained in our products. We do not currently hold any patents and rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in our products. We typically enter into confidentiality agreements with our employees, strategic partners, channel partners and suppliers and limit access to the distribution of our proprietary information.

BACKLOG

On December 31, 2002, we had a backlog of product orders of approximately $1.5 million for shipment within the next twelve months. On December 31, 2001, we had a backlog of product orders of approximately $337,000 for shipment within the next twelve months. Because recorded sales orders are subject to changes in customer delivery schedules, cancellation, or price changes, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period and is not considered firm.

EMPLOYEES

On December 31, 2002, we had 24 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are good.

We believe that our future success will depend, in part, on our ability to attract and retain qualified technical (particularly engineering), marketing and management personnel. Such experienced personnel are in great demand, and we must compete for their services with other firms, many of which have greater financial resources.

ITEM 2. PROPERTIES

In December 2001, we relocated our engineering and administrative headquarters to 15,000 square feet of leased space located in San Ramon, California. The lease expires in 2004. We expect the facility to satisfy our anticipated needs for the foreseeable future. In conjunction with the relocation to the new building, we assigned the lease related to our former 63,000 square foot engineering and administrative headquarters facility to a third party. The third party has guaranteed payment of the remaining lease payments though the termination of the original lease in 2006.

We leased 6,100 square feet of office space in Madison, Wisconsin for various product development activities. At the end of fiscal 2002, we abandoned the office in Madison, Wisconsin and negotiated a termination of the lease releasing us from further financial obligations effective December 31, 2002.

Additionally, through the acquisition of LAN Media Corp. in July 2000, we lease approximately 3,650 square feet of office space in Sunnyvale, California. The Sunnyvale lease expires in May 2003. We subleased this office space to a third party for the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders in the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol SBEI. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq
SmallCap Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2002, there were approximately 407 holders of record of our Common Stock. There are no restrictions on our ability to pay dividends; however, it is currently the intention of the Board of Directors to retain all earnings, if any, for use in our business and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon our earnings, capital requirements, operating results and financial condition.

                                                    Fiscal quarter ended
                           ----------------------------------------------------------------------
     Fiscal 2002                  January 31          April 30           July 31       October 31
-------------------------------------------------------------------------------------------------

         High                         $1.43             $2.35            $2.18             $1.50
         Low                           0.49              1.15             1.21              0.80
     Fiscal 2001
         High                         $8.75             $5.50            $3.50             $1.70
         Low                           3.38              2.25             1.05              0.80

The following table includes information regarding our equity incentive plans as of the end of fiscal 2002.

                      Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to     Weighted-average exercise     future issuance under
                                be issued upon exercise       price of outstanding      equity compensation plans
                                of outstanding options,         options, warrants         (excluding securities
Plan category                     warrants and rights              and rights            reflected in column (a))
-------------                     -------------------              ----------            ------------------------
                                          (a)                          (b)                         (c)

Equity compensation plans
   approved by security
   holders                     1,209,341                               $3.32                     139,003
Equity compensation plans
   not approved by security

   holders                       682,472                               $3.11                      36,714
                               ---------                             -------                   ---------

   Total                       1,891,813                               $3.24                     175,717
                               ---------                             -------                   ---------



ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

For years ended October 31,
  and at October 31                     2002            2001           2000           1999            1998
----------------------------------------------------------------------------------------------------------
(in thousands, except for per share amounts and number of employees)

Net sales                             $6,898        $ 7,726        $ 29,178        $19,854        $ 21,124

Net income (loss)                    $(1,731)       $(9,896)       $  3,970        $ (254)        $    184

Net income (loss) per share - basic   $(0.46)       $ (2.92)       $   1.24        $(0.08)        $   0.07

Net income (loss) per share - diluted $(0.46)       $ (2.92)       $   1.04        $(0.08)        $   0.06

Product research and development      $3,027        $  5,652       $  5,635        $ 5,167        $  3,864

Working capital                       $2,985        $  7,595       $ 11,793        $ 7,191        $  7,845

Total assets                          $5,321        $ 10,690       $ 17,427        $11,264        $ 11,783

Long-term liabilities                    $10        $  4,870       $    288        $   503        $    631

Stockholders' equity                  $3,696        $  4,119       $ 13,829        $ 8,636        $  8,846

Number of employees                       24              47             87             72              68


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SBE, Inc. designs, manufactures and markets high-speed, intelligent network communications controller and software products that are embedded within an original equipment manufacturer's ("OEM") products. Our products enable both traditional and emerging datacom and telecommunications service providers to deliver advanced communications products and services, which we believe help these providers compete more effectively in today's highly competitive datacom and telecommunications service markets. Our products include wide area network ("WAN") and local area network ("LAN") interface Adapters and high performance intelligent Linux embedded communications controllers for workstations, media gateways, routers, internet access devices, home location registers and data messaging applications.

Our business is characterized by a concentration of sales to a small number of OEMs who provide products and services to the datacom and telecommunications service markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. HP is the largest of our customers and represented 30%, 34% and 66% of net sales in fiscal 2002, 2001 and 2000, respectively. If any of our major customers, especially HP, Nortel and Lockheed Martin, reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

We are attempting to diversify our sales with the introduction of new products that are targeted at large growing enterprise markets such as VPN, security and other communications devices. Our HighWire products have been focused primarily on the telecommunications market and the significant increases in communications activity that are driven by the convergence of traditional telephony applications with the Internet. With the introduction of embedded Linux operating system on the HighWire products, we can now begin to market the HighWire products to the military/government, medical and industrial control application markets. With the introduction of our LAN Adapter products in January 2003 we are attempting to penetrate the Gigabit Ethernet LAN market. While we believe the market for the HighWire and LAN Adapter product families is large, there can be no assurance that we will be able to succeed in penetrating these markets and diversifying our sales.

One of our strategies to increase sales is to have our products designed into new OEM product offerings. We believe these design wins result in long-term revenue from the OEM if the OEM products are ultimately successful. We were awarded ten design wins in fiscal 2002 compared to three during fiscal 2001. These design wins are for OEM product applications using our WAN Adapter products in a diverse set of applications that include secure Virtual Private Network ("VPN") routers, wireless Internet access, SS7 network analyzers, Voice over Internet Protocol ("VoIP") gateways and storage area networks ("SANs").

During the year ended October 31, 2002, we reduced our workforce from 47 to 24 employees, or 49% over the prior year. We also vacated the leased office space located in Madison, Wisconsin and retained a real estate agent to seek a third party to sublease the space We were able to secure a third party corporation to take over our Madison office lease and we negotiated a termination of our lease for the office space ending any further financial obligations effective December 31, 2002. As a result of the reduction in our workforce and reduction in real estate needs, we expect to realize an annual savings of approximately $2.0 million as compared to fiscal 2002. We recorded $446,000 in restructuring costs related to the reduction in our workforce and the abandoned facility in fiscal 2002.

On April 30, 2002, we completed a private placement of shares of our common stock and a warrant to purchase common stock resulting in gross cash proceeds of approximately $1.0 million, and on May 14, 2002, we secured a $1.0 million line of credit from a bank.

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

Our critical accounting policies and estimates include the following:

REVENUE RECOGNITION

We record product sales at the time of product shipment. Our sales transactions are negotiated in U.S. dollars. Our agreements with OEMs, such as HP, Nortel and Lockheed Martin, typically incorporate clauses reflecting the following understandings:

     -    all prices are fixed and determinable at the time of sale;

     -    title  and  risk  of  loss  pass  at  the  time  of  shipment;

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

DEFERRED TAXES

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of October 31, 2002. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 2002, 2001 and 2000. These operating results are not necessarily indicative of our operating results for any future period.

                                                                        Year Ended October 31,
                                                              2002               2001              2000
                                                              ----               ----              ----

  Net sales                                                   100%                100%               100%
  Cost of sales                                                 46                 63                 36
                                                              ----               ----               ----
     Gross profit                                               54                 37                 64
  Operating expenses:
     Product research and development                           44                 73                 19
     Sales and marketing                                        31                 40                 16
     General and administrative                                 34                 42                 16
     Loan reserve                                                7                ---                ---
     Restructuring costs                                         6                 12                ---
                                                              ----               ----              -----
      Total operating expenses                                (122)              (168)               (51)
                                                              -----            -------             ------
  Operating income (loss)                                      (68)              (131)                13
  Forfeited deposit, net                                        39                ---                ---
  Interest  and other income                                     2                  3                  1
                                                                --               ----              -----
  Income (loss) before income taxes                            (27)              (128)                14
  Income tax benefit                                             2                ---                ---
                                                              ----              -----              -----
  Net income (loss)                                            (25)%             (128)%               14%
                                                              =====          =========            ======


NET SALES

Net sales for fiscal 2002 were $6.9 million, an 11% decrease from $7.7 million for fiscal 2001. Net sales for fiscal 2001 were $7.7 million, a 74% decrease from fiscal 2000. The decrease in both periods was primarily attributable to a decrease in sales to HP. Net sales to HP were $2.1 million for fiscal 2002, as compared to $2.6 million in fiscal 2001 and $19.4 million in fiscal 2000. Sales to HP, primarily of VMEBus products, represented 30% of net sales for fiscal 2002, compared to 34% during fiscal 2001 and 66% in fiscal 2000. A substantial portion of such sales was attributable to sales of VME products pursuant to a long-term supply agreement with HP. On October 31, 2002, HP placed an end of life purchase order for shipment of these VME products over the first two quarters of fiscal 2003. We expect sales to HP will constitute a substantial portion of our net sales in fiscal 2003, both as a result of the end of life VME product orders and projected sales of WAN Adapter products to HP. We do not expect sales of VME products to HP to be a substantial portion of our revenues after fiscal 2003. Lockheed Martin was the only other customer representing 10% or more of our sales, accounting for 11% of net sales in fiscal 2002 and 20% in fiscal 2001.

Sales of our Adapter products were $2.1 million for fiscal 2002, as compared to $2.0 million in fiscal 2001 and $1.6 million in fiscal 2000. Sales of our HighWire products were $1.0 million in fiscal 2002, as compared to $350,000 in fiscal 2001. Our Adapter products are used primarily in edge-of-the-network applications such as VPN and other routers, VoIP gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. The recent introduction of our HighWire products with the embedded Linux operating systems software makes it possible to now market these products to the military/government, medical and industrial control market. We, however, expect our product mix to continue to be heavily weighted towards our VME and Adapter products for the foreseeable future.

On October 31, 2002, we announced the restructuring of our product supply contract with HP. The restructured agreement provides for shipment of a minimum of approximately $1.6 million of our VME serial controller cards products over the first two quarters of fiscal 2003. This will conclude the scheduled shipment of VME products under the HP supply contract supporting their fault-tolerant wireless base station business. We will provide ongoing engineering support to HP and will ship future VME product on an as needed basis. As part of the restructured contract, HP will forfeit $4.4 million of its $4.9 million refundable deposit. The remaining deposit of $0.5 million will be paid to HP in the second quarter of fiscal 2003. In relation to this restructured agreement, non-operating income of $2.7 million was recorded as "forfeited deposit, net" in the statement of operations. Such amount is composed of the forfeited deposit of $4.4 million, net of a reserve of $1.7 million for inventory dedicated to the program that is not required to fulfill the agreed-upon minimum shipments.

Due to the adverse economic conditions in the telecommunications industry, our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. Our sales backlog at December 31, 2002 is $1.5 million compared to $337,000 at December 31, 2001. While we anticipate an increase in our sales volume over the course of fiscal 2003 as our customers slowly deploy existing inventory and gradually return to new product design and product rollout there can be no assurances that such increase will occur. Over the past 12 to 18 months there has been a shift in the ordering patterns of our customers. Previously, our customers would typically place a purchase order with us based on their forecasted sales volumes. Due to the current economic uncertainty, our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

International sales constituted 13%, 9% and 4% of net sales in fiscal 2002, 2001 and 2000, respectively. International sales are executed in U.S. dollars and are principally transacted in Europe.

GROSS PROFIT

Gross profit as a percentage of net sales was 54%, 37% and 64% in fiscal 2002, 2001 and 2000, respectively. During 2001, we recorded inventory write-downs of $1.0 million. Excluding the inventory write-downs, the gross margin for fiscal 2001 would have been 50%. The increase in the gross profit from fiscal 2001 to fiscal 2002 was primarily attributable to lower materials costs combined with a more profitable product mix in fiscal 2002. Gross profit as a percentage of sales decreased in fiscal 2001 as a result of inventory valuation write-downs and lower production volumes. We expect our gross profit to range between 50% and 57% for fiscal 2003. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover as expected, gross profit as a percentage of net sales may decline from the current level.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses were $3.0 million in fiscal 2002, $5.7 million in fiscal 2001 and $5.6 million in fiscal 2000, representing 44%, 73% and 19% of net sales, respectively. The decrease in research and development expense as a percentage of revenue from fiscal 2001 to fiscal 2002 is the direct result of headcount reductions combined with other project-related cost containment measures. The increase in research and development spending as a percentage of revenue from fiscal 2000 to fiscal 2001 was due to lower revenue without a corresponding reduction in research and development spending. During fiscal 2001, we emphasized completion of the development programs for the HighWire product line and software development for the SS7 and WAN product lines. During fiscal 2002, we completed the HighWire product line, including the addition of the embedded Linux operating system software, and we added several new products to our WAN Adapter line which expand and enhance the adapter product lines capabilities at a reduced cost point. We also began work on the new LAN Adapter Gigabit Ethernet product line that was released to production in January 2003.

We expect a reduction in overall spending for our product research and development in absolute dollars and as a percentage of sales in fiscal 2003 due to staffing reductions and other cost containment measures during the later part of fiscal 2002. We did not capitalize any internal software development costs in fiscal 2002, 2001 or 2000, respectively.

SALES AND MARKETING

Sales and marketing expenses for fiscal 2002 were $2.2 million, a 31% decrease over fiscal 2001. This decrease is primarily related to lower headcount in the marketing departments plus a decrease in commissions due to lower sales volume. Fiscal 2001 expense was $3.1 million, a 33% decrease over fiscal 2000. Sales and marketing programs are focused on design wins with new customers and, therefore, as new customer sales increase, sales and marketing expenses will increase. New customer's product design-in sales cycles may span over periods as long as twenty-four months. Due to staffing reductions and cost containment measures during the latter part of 2002 and 2001, we expect the sales and marketing expense for fiscal 2003 will decrease in absolute dollars and as a percentage of total sales from fiscal 2002 levels.

In the latter part of fiscal 2001, we reorganized our sales and marketing groups, enhancing the industry and product expertise of the groups. The sales department is organized around, and the members of our sales team are compensated for, meeting certain objectives referred to as "Design Wins." A Design Win is defined as a program with an OEM customer which will generate at least $400,000 in recurring annual revenue within 12 to 18 months after the customer accepts and confirms the use of our product in their platform. We had three Design Wins in the fourth quarter of 2001 and 10 Design Wins in fiscal 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for fiscal 2002 decreased to $2.4 million, a 28% decrease over fiscal 2001. The decrease was due to headcount and expense containment measures. Fiscal 2001 expense decreased to $3.3 million from $4.6 million in fiscal 2000 or, 29%, as a result of headcount and expense containment measures. Due to staffing reductions and cost containment measures during the latter part of 2002 and 2001, we expect general and administrative expense for fiscal 2003 will decrease in absolute dollars and as a percentage of total sales from fiscal 2002 levels.

LOAN RESERVE

On November 6, 1998, we made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47% and collateralized by 145,313 shares of our Common Stock. The loan was used to pay for the exercise of an option to purchase 139,400 shares of our Common Stock and related taxes. On April 16, 1999, the loan was increased to $743,800. The loan was extended for a one-year term under the same terms and conditions on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note is outstanding. The loan bears interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal due on December 14, 2003.

While the officer is current on his payments on the loan and we plan on pursuing all available courses of action to collect the amounts ultimately due on the loan, on October 31, 2002 we determined that it was probable that we will be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based generally on the fair value of the Common Stock collateralizing the note at October 31, 2002 and the amount of the officer's personal assets considered likely to be available in the future. The estimated loss on the loan may be revised in the future based on changes in the fair value of the Common Stock and personal assets collateralizing the loan.

RESTRUCTURING COSTS

In response to the continued economic slowdown, we implemented restructuring plans in fiscal 2002 and 2001 and recorded restructuring charges of $446,000 and $964,000, respectively. Restructuring costs for fiscal 2002 are comprised of severance costs associated with staff reductions totaling $115,000, leasehold improvements and equipment write-downs related to the abandonment of our Madison, Wisconsin office of $185,000 and estimated losses related to future rents net of estimated future recoveries from potential sublease of $146,000. We reduced our headcount from 47 employees to 24 employees during fiscal 2002.

Restructuring costs for fiscal 2001 are comprised of severance costs associated with staff reductions totaling $52,000, leasehold improvements and equipment write-downs related to the relocation of our headquarters of $337,000 and losses related to its sublease of $575,000, which is net of the reversal of a $281,000 liability associated with deferred rent. We reduced our headcount from 87 employees to 47 employees during fiscal 2001.

As of October 31, 2002 and 2001, $249,000 and $590,000 of the restructuring costs were included in other current liabilities, respectively.

INTEREST AND OTHER INCOME

Interest and other income in fiscal 2002 decreased slightly from 2001 due to lower average cash balances in fiscal 2002. Fiscal 2001 income increased slightly from fiscal 2000 due to higher average cash balances in fiscal 2001 as compared to fiscal 2000.

INCOME TAXES

On March 9, 2002, the President of the United States signed into law the Job Creation and Workers Assistance Act of 2002 which extends the net operating loss carryback from two to five years for losses generated in tax years ending in 2001 and 2002. As a result, we recorded a tax benefit of $91,000 in fiscal 2002 due to the expected refund of federal income taxes related to this Act. We also filed amended federal and state tax returns to claim $86,000 in research and development credits related to LMC. We recorded tax provisions of $1,000 and $126,000 in fiscal 2001 and fiscal 2000, respectively. Our effective tax rate was (8)%, 0% and 3% in fiscal 2002, 2001 and 2000, respectively. We recorded a valuation allowance in fiscal 2002, 2001, and 2000 for deferred tax assets due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $1.7 million in fiscal 2002, a net loss of $9.9 million in fiscal 2001 and net income of $4 million in fiscal 2000.

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

We had cash and cash equivalents of $1.6 million and $3.6 million on October 31,

2002 and October 31, 2001, respectively. In fiscal 2002, $2.7 million of cash was used by operating activities, principally as a result of net losses of $1.7 million adjusted for a $4.7 million non-cash decrease in non-current liabilities which was the result of the forfeiture of the HP refundable deposit. These decreases in cash were partially offset by $730,000 of non-cash depreciation and amortization charges, a $185,000 non-cash charge related to write-offs of fixed assets and leasehold improvements included in the restructuring costs, a non-cash valuation allowance on a loan from an officer and a $2.5 million decrease in inventories. The decrease in inventories is primarily related to a $1.7 million write down of inventories purchased to support the HP supply agreement. Working capital at October 31, 2002 was $3.0 million, as compared to $7.6 million at October 31, 2001.

In fiscal 2002, we purchased $149,000 of fixed assets, consisting primarily of computers and engineering equipment. Purchased software costs amounting to $105,000 were capitalized in fiscal 2002. We expect similar levels of capital expenditures in fiscal 2003.

We received $31,000 in fiscal 2002 from payments related to common stock purchases made by employees pursuant to the employee stock purchase plan. During the second quarter of fiscal 2002, we sold 555,556 shares of common stock plus a warrant to purchase 111,111 shares of common stock for approximately $1.0 million in a private placement transaction with Stonestreet L.P. of Ontario, Canada. The net cash proceeds after expenses were approximately $864,000.

On May 14, 2002, we secured a twelve month revolving $1.0 million working capital line of credit with a bank. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate of 4.25% at October 31, 2002 plus 1.50%. We can draw down on the credit line based on a formula equal to 80% of our domestic accounts receivable. As of October, 31, 2002, we have not drawn down on this line of credit.

Our future commitments consist principally of future minimum lease payments related to our office facilities. Minimum lease payments are as follows: fiscal 2003: $1.1 million; 2004: $1.0 million; 2005: $0.7 million; 2006: $0.3 million.
Related minimum reimbursement from sublease payments are as follows: fiscal 2003: $0.7 million; 2004: $0.6 million; 2005: $0.6 million; 2006: $0.3 million.

We realized significant reductions in our operating expenses due to management's implementation of a program of controlled spending and headcount reduction instituted in mid-fiscal 2001. In addition, we had further headcount and cost reductions in late fiscal 2002 which are expected to translate to an estimated $2.0 million decrease in salaries and benefits and other expenses in fiscal 2003. With these reductions, we have reduced our quarterly cash flow break-even point to approximately $1.7 million to $1.9 million in revenue at an expected 50% gross margin. We believe the cost reduction and a projected increase in sales during fiscal 2003 will generate sufficient cash flows to fund our operations through October 31, 2003 and beyond. However, our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of Common Stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at October 31, 2002 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income (loss) related to our financial instruments would be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification  of  Directors;  Section  16(a)  Beneficial  Ownership  Reporting
--------------------------------------------------------------------------------
Compliance
----------

The information required by Item 10 concerning our directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for March 18, 2003 (the "2003 Proxy Statement"). The information required by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" appearing in the 2003 Proxy Statement.

Identification of Executive Officers
------------------------------------

Our executive officers and their respective ages and positions as of December 31, 2002 are set forth in the following table. Executive officers serve at the discretion of the board of directors. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

Name                                    Age          Position
----------------------------------------------------------------------------------------------------

William B. Heye, Jr.                    64           President and Chief Executive Officer

David W. Brunton                        52           Vice President, Finance, Chief Financial
                                                     Officer, Treasurer and Secretary

Daniel Grey                             47           Senior Vice President, Sales and Marketing

Kirk Anderson                           43           Vice President, Operations

Mr. Heye joined us in November 1991 as President, Chief Executive Officer and member of the Board of Directors. From 1989 to November 1991, he served as Executive Vice President of Ampex Corporation, a manufacturer of high-performance scanning recording systems, and President of Ampex Video Systems Corporation, a wholly-owned subsidiary of Ampex Corporation and a manufacturer of professional video recorders and editing systems for the television industry. From 1986 to 1989, Mr. Heye served as Executive Vice President of Airborn, Inc., a manufacturer of components for the aerospace and military markets. Prior to 1986, Mr. Heye served in various senior management positions at Texas Instruments, Inc. in the United States and overseas, including Vice President and General Manager of Consumer Products and President of Texas Instruments Asia, Ltd., with headquarters in Tokyo, Japan.

Mr. Brunton joined us in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. From 1997 to 2000, Mr. Brunton was the Chief Financial Officer and Senior Vice President - Operations for ReSourcePhoenix.com, a financial services outsource provider. From 1987 to 1997, Mr. Brunton was the Corporate Controller for the Phoenix American Companies, an equipment leasing, cable TV, telecommunications and software development company. Mr. Brunton is a CPA who prior to 1987 was with Arthur Andersen & Co.

Mr. Grey has served as Senior Vice President Sales and Marketing since May 2001. For the 18 months prior to SBE, he was the Senior Vice President of Sales for SBS Technologies where he increased sales in the Communications Group over 240% in one year and consolidated the Communications and Commercial/Military/Industrial sales forces. From 1999 to 2000, Mr. Grey was Vice President of Sales for Lan Media Corporation, later acquired by SBE. Mr. Grey was the Western Regional Sales Manager from 1996 to 1999 for Performance Technologies, Inc. where he managed key accounts and increased sales to become the largest sales region for the company. From 1989 to 1996, as the Director of Western Sales for SBE, he drove sales to record levels through the initiation of relationships with industry leaders such as Cisco Systems, Sun Microsystems, Silicon Graphics, HP and Tandem Computers. Grey has experienced 20 years of success propelling sales for other well known companies in the embedded computing market including Force Computers and Mizar.

Mr. Anderson has served as Vice President, Operations since October 2001. He joined us as Manager, of Operations in 1997 and was promoted to Director, Operations in 1999. Prior to joining us Mr. Anderson was the Manager, Marketing Logistics for Wesley Jessen from 1994 to 1997 were he was responsible for logistical planning and manufacturing budgeting and control. Prior to 1994 he held various management positions in operations, finance and marketing for several high-tech companies in Silicon Valley, including Vitalink Communications, a pioneer in internetworking products.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 12 is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information in the sections entitled "Certain Transactions" and "Executive Compensation" appearing in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of such evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1)   Financial Statements
         --------------------
                                                                                                    Page
                                                                                                    ----

         Report of Independent Accountants                                                           36

         Consolidated Balance Sheets at October 31, 2002 and 2001                                    37

         Consolidated Statements of Operations for fiscal years 2002, 2001
                  and 2000                                                                           38

         Consolidated Statements of Stockholders' Equity for fiscal years 2002,
                  2001 and 2000                                                                      39

         Consolidated Statements of Cash Flows for fiscal years 2002, 2001
                  and 2000                                                                           40

         Notes to Consolidated Financial Statements                                                  41

(a)(2)   Financial Statement Schedule
         ----------------------------

         Schedule II-- Valuation and Qualifying Accounts                                             56

         All other schedules are omitted as the required information is not applicable or has been included in the consolidated financial statements or the notes thereto.

(a)(3)   List of Exhibits

         Exhibit
         Number     Description
         -------    -----------

          3.1(1)    Certificate of  Incorporation,  as amended through  December
                    15, 1997.


          3.2(2)    Bylaws, as amended through December 8, 1998.

          10.1*     1996 Stock Option Plan, as amended.

          10.2*     1991 Non-Employee Directors' Stock Option Plan, as amended.

          10.3      1992 Employee Stock Purchase Plan, as amended.

          10.4      1998 Non-Officer Stock Option Plan as amended.

          10.5(7) Lease for 4550 Norris Canyon Road, San Ramon, California dated November 2, 1992 between the Company and PacTel
                    Properties.

          10.6(8)   Amendment dated June 6, 1995 to lease for 4550 Norris Canyon
                    Road, San Ramon, California, between the Company and CalProp
                    L.P. (assignee of PacTel Properties).

          10.7(2)*  Full Recourse  Promissory  Note executed by William B. Heye,
                    Jr. in favor of the Company dated November 6, 1998, as amended December 14, 2001.

          10.8(9)+  Amendment No.  S/M018-4 dated April 3, 2001, to the Purchase
                    Agreement  dated May 6, 1991,  between SBE,  Inc. and Compaq
                    Computer Corporation, as amended October 30, 2002

          10.9(10)  Loan and security  agreement dated May 13, 2002 between SBE,
                    Inc. and Silicon Valley Bank.

          10.10(11) Stock subscription agreement and warrant to purchase 111,111 of SBE, Inc. Common Stock dated April 30, 2002 between SBE,
                    Inc. and Stonestreet LP.

          10.11(12) Amendment dated August 22, 2002 to stock subscription agreement dated April 20, 2002 between SBE, Inc. and
                    Stonestreet LP.

          10.12     Amendment to the Full Recourse  Promissory  Note executed by
                    William Heye, Jr. in favor of the Company dated December 14,
                    2001.

* Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(5)(10) of Regulation SK.

+ Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.


         11.1          Statement re computation of per share earnings


         23.1          Consent of PricewaterhouseCoopers LLP, Independent
                       Accountants
         99.1          Certification of Chief Executive Officer
         99.2          Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by us during the quarter ended October
          31, 2002.

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

          (9)  Filed as an  exhibit  to  Quarterly  Report  on Form 10-Q for the
               quarter  ended  April  30,  2001  and   incorporated   herein  by
               reference.

          (10) Filed  as an  exhibit  to  Quarterly  Report  on Form 10Q for the
               quarter  ended  April  30,  2002  and   incorporated   herein  by
               reference.

          (11) Filed as an exhibit to Form S-3 dated May 23, 2002 and incorporated herein by reference.

          (12) Filed as an exhibit to Quarterly Report on Form 10Q for the quarter ended July 31, 2002 and incorporated herein by reference.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SBE, Inc.



Date:  January 24, 2003                   By:      /s/ William B. Heye, Jr.
                                                  --------------------------
                                                  William B. Heye, Jr.
                                                  Chief Executive Officer and
                                                  President
                                                  (Principal Executive Officer)


Date:  January 24, 2003                   By:      /s/ David W. Brunton
                                                  -----------------------------
                                                  David W. Brunton
                                                  Chief Financial Officer,
                                                  Vice President, Finance
                                                  and Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant constitutes and appoints, jointly and severally, William B. Heye, Jr. and David W. Brunton, and each of them, as lawful attorneys-in-fact and agents for the undersigned and for each of them, each with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or any of their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, as of January 24, 2003.

      Signature                                Title
      ---------                                -----

/s/ William B. Heye, Jr.
------------------------
William B. Heye Jr.             Chief Executive Officer and President
                                (Principal Executive Officer)


/s/ David W. Brunton
--------------------
David W. Brunton                Chief Financial Officer, Vice President,
                                Finance and Secretary (Principal Financial and
                                Accounting Officer)

/s/ Raimon L. Conlisk
---------------------
Raimon L. Conlisk               Director, Chairman of the Board

/s/ Randall L-W. Caudill
------------------------
Randall L-W. Caudill            Director

/s/ Ronald J. Ritchie
---------------------
Ronald J. Ritchie               Director

                                 CERTIFICATIONS

I, William B. Heye, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of SBE, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 24, 2003


/s/ William B. Heye, Jr.
---------------------------
William B. Heye, Jr.
Chief Executive Officer and President


I, David W. Brunton certify that:

1. I have reviewed this annual report on Form 10-K of SBE, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 24, 2003


/s/ David W. Brunton
---------------------------
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SBE, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 29 present fairly, in all material respects, the financial position of SBE, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has generated negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PricewaterhouseCoopers LLP

San Francisco, California
January 13, 2003

SBE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

October 31                                                                    2002                 2001
------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                             $       1,582         $       3,644
   Trade accounts receivable, net                                                  888                   760
   Inventories                                                                   1,910                4,428O
   Other                                                                           220                   464
                                                                         -------------           -----------
          Total current assets                                                   4,600                 9,296
Property and equipment, net                                                        533                 1,236
Capitalized software costs, net                                                    110                    86
Other                                                                               78                    72
                                                                         -------------         -------------

          Total assets                                                   $       5,321         $      10,690
                                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                               $         488         $         545
    Accrued payroll and employee benefits                                          159                   343
    Current portion of refundable deposit                                          447                   ---
    Other                                                                          521                   813
                                                                         -------------         -------------
             Total current liabilities                                           1,615                 1,701

Other long term liabilities                                                         10                   ---
Refundable deposit                                                                 ---                 4,870
                                                                         -------------         -------------

                  Total liabilities                                              1,625                 6,571
                                                                         -------------         -------------
Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
    Convertible preferred stock:  no par value;
         Authorized 167,339 shares; issued 163,344 in fiscal 1999;
         none outstanding at October 31, 2002 and 2001                             ---                   ---
    Common stock and additional paid-in capital
         ($0.001 par value); authorized 10,000,000 shares; issued 4,137,612 and
         3,521,037 shares at October 31, 2002 and 2001, respectively (including
         treasury shares:  79,500 at October 31, 2002 and 2001)                 14,711                13,877
    Note receivable from stockholder                                              (270)                 (744)
    Treasury stock                                                                (409)                 (409)
    Retained  deficit                                                          (10,336)               (8,605)
                                                                         --------------        --------------

                  Total stockholders' equity                                     3,696                 4,119
                                                                         -------------         -------------

                  Total liabilities and stockholders' equity             $       5,321         $      10,690
                                                                         =============         =============


  The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

For the years ended October 31                                      2002                2001              2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                                   $         6,898     $         7,726    $         29,178
Cost of sales                                                         3,170               4,860              10,418
                                                            ---------------     ---------------    ----------------

     Gross profit                                                     3,728               2,866              18,760

Product research and development                                      3,027               5,652               5,635
Sales and marketing                                                   2,151               3,105               4,612
General and administrative                                            2,364               3,265               4,602
Loan reserve                                                            474                 ---                 ---
Restructuring costs                                                     446                 964                 ---
                                                            ---------------     ---------------    ----------------

     Total operating expenses                                         8,462              12,986              14,849

     Operating income (loss)                                         (4,734)            (10,120)              3,911

Interest income                                                          51                 225                 185
Forfeited deposit, net                                                2,712                 ---                 ---
Other income                                                             63                 ---                 ---
                                                            ---------------     ---------------    ----------------

     Income (loss) before income taxes                               (1,908)             (9,895)              4,096

Benefit (provision) for income taxes                                    177                  (1)               (126)
                                                            ---------------     ----------------   -----------------

Net income (loss)                                           $        (1,731)    $        (9,896)   $          3,970
                                                            ================    ================   ================


Basic earnings (loss) per common share                      $         (0.46)    $         (2.92)   $          1.24
                                                            ================    ================   ===============

Diluted earnings (loss) per common share                    $         (0.46)    $         (2.92)   $          1.04
                                                            ================    ================   ===============

Basic - Shares used in per share
     computations                                                     3,759               3,390               3,208
                                                            ===============     ===============    ================

Diluted - Shares used in per share
     computations                                                     3,759               3,390               3,814
                                                            ===============     ===============    ================


The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Common Stock
                                                                       Convertible         and Additional      Note  Receivable
                                                                     Preferred Stock       Paid-in Capital     from stockholder
                                                                     Shares     Amount    Shares     Amount

Balance, October 31, 1999                                            163,344   $ 1,429   2,984,327  $11,110    $          (744)
Stock issued in connection with stock option plans                         -         -     222,334    1,081                  -
Stock retired/issued in connection with conversion to common stock  (163,344)   (1,429)    163,344    1,429                  -
Stock issued in connection with stock purchase plan                        -         -      19,331      104                  -
Stock repurchase                                                           -         -           -        -                  -
Deferred stock-based compensation                                          -         -           -      131                  -
Amortization of deferred stock compensation                                -         -           -        -                  -
Net income                                                                 -         -           -        -                  -
                                                                    ---------  --------  ---------  --------   ---------------
Balance, October 31, 2000                                                  -         -   3,389,336   13,855               (744)
Stock issued in connection with stock option plans                         -         -      99,054       51                  -
Stock issued in connection with stock purchase plan                        -         -      32,645      109                  -
Forfeiture of unvested stock options                                       -         -           -     (138)                 -
Amortization of deferred stock compensation                                -         -           -        -                  -
Net loss                                                                   -         -           -        -                  -
                                                                    ---------  --------  ---------  --------   ---------------
Balance, October 31, 2001                                                  -         -   3,521,035   13,877               (744)
Stock issued in connection with stock purchase plan                        -         -      47,596       31                  -
Stock and warrant issued in connection with private placement              -         -     555,556      782                  -
Stock issued to Board of Directors in lieu of cash payments                -         -      13,425       21                  -
Valuation allowance on note receivable from officer                        -         -           -        -                474
Net loss                                                                   -         -           -        -                  -
                                                                    ---------  --------  ---------  -------   ----------------
Balance, October 31, 2002                                                  -   $     -   4,137,612  $14,711   $           (270)
                                                                    =========  ========  =========  ========  ================
                                                                                                        Retained
                                                                                        Deferred        Earnings
                                                                    Treasury Stock     Stock-Based    (Accumulated
                                                                    Shares   Amount    Compensation      deficit)    Total
Balance, October 31, 1999                                             74,500  $ (358)  $      (122) $      (2,679) $    8,636
Stock issued in connection with stock option plans                         -       -             -              -       1,081
Stock retired/issued in connection with conversion to common stock         -       -             -              -           -
Stock issued in connection with stock purchase plan                        -       -             -              -         104
Stock repurchase                                                       5,000     (51)            -              -         (51)
Deferred stock-based compensation                                          -       -          (131)             -           -
Amortization of deferred stock compensation                                -       -            89              -          89
Net income                                                                 -       -             -          3,970       3,970
                                                                      ------  ------   -----------  -------------  -----------
Balance, October 31, 2000                                             79,500    (409)         (164)         1,291      13,829
Stock issued in connection with stock option plans                         -       -             -              -          51
Stock issued in connection with stock purchase plan                        -       -             -              -         109
Forfeiture of unvested stock options                                       -       -           138              -           -
Amortization of deferred stock compensation                                -       -            26              -          26
Net loss                                                                   -       -             -         (9,896)     (9,896)
                                                                      ------  ------   -----------  -------------  -----------
Balance, October 31, 2001                                             79,500    (409)            -         (8,605)      4,119
Stock issued in connection with stock purchase plan                        -       -             -              -          31
Stock and warrant issued in connection with private placement              -       -             -              -         782
Stock issued to Board of Directors in lieu of cash payments                -       -             -              -          21
Valuation allowance on note receivable from officer                        -       -             -              -         474
Net loss                                                                   -       -             -         (1,731)     (1,731)

Balance, October 31, 2002                                             79,500  $ (409)  $         -  $     (10,336) $    3,696
                                                                    ========  ======   ===========  =============  ==========


The accompanying notes are an integral part of these consolidated financial statements.
table to be converted

SBE,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)



For the years ended October 31                                           2002      2001      2000
---------------------------------------------------------------------  --------  --------  --------

Cash flows from operating activities:
  Net income (loss)                                                    $(1,731)  $(9,896)  $ 3,970
  Adjustments to reconcile net income (loss) to net cash
                provided by (used in) operating activities:
    Depreciation and amortization                                          730     1,077       962
    Non-cash restructuring costs                                           185       337       ---
    Stock-based compensation expense                                        21        26        89
    Non-cash valuation allowance on loan from officer                      474       ---       ---
    Effect of remeasured warrant                                           (83)      ---       ---
    Loss on sale of assets                                                  19         5       ---
    Changes in operating assets and liabilities:
      Trade accounts receivable                                           (128)    3,536      (808)
      Inventories                                                        2,518       490    (2,951)
      Other assets                                                         238       (70)      (89)
      Trade accounts payable                                               (57)     (549)      (26)
      Other current liabilities                                            (29)   (1,060)    1,211
      Non-current liabilities                                           (4,860)    4,582       (64)
                                                                       --------  --------  --------
        Net cash provided by (used in) operating activities             (2,703)   (1,522)    2,294
                                                                       --------  --------  --------

Cash flows from investing activities:
    Purchases of property and equipment                                   (149)     (299)   (1,320)
    Proceeds from sale of assets                                           ---         4       ---
    Capitalized software costs                                            (105)      (10)     (182)
                                                                       --------  --------  --------
        Net cash used in investing activities                             (254)     (305)   (1,502)
                                                                       --------  --------  --------

Cash flows from financing activities:
  Proceeds from stock plans                                                 31       160     1,185
  Proceeds from issuance of common stock and warrants                      864       ---       ---
  Purchase of treasury stock                                               ---       ---       (51)
                                                                       --------  --------  --------
        Net cash provided by financing activities                          895       160     1,134
                                                                       --------  --------  --------

      Net decrease in cash and cash equivalents                         (2,062)   (1,667)   (1,926)

Cash and cash equivalents at beginning of year                           3,644     5,311     3,385
                                                                       --------  --------  --------
Cash and cash equivalents at end of year                               $ 1,582   $ 3,644   $ 5,311
                                                                       ========  ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                             $   ---   $   ---   $    24
                                                                       ========  ========  ========
  Income taxes                                                         $   ---   $   ---   $   126
                                                                       ========  ========  ========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Conversion of preferred stock into common stock                        $   ---   $   ---   $ 1,429
                                                                       ========  ========  ========



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND BASIS OF PRESENTATION:

SBE, Inc. and subsidiaries design and manufacture high-performance communications controllers and equipment used primarily in carrier-grade computer systems and signaling, switching and routing networks. Our products are sold worldwide. Our business falls primarily within one industry segment.

The consolidated financial statements include the financial position and results of operations of LAN Media Corporation, ("LMC"), which we acquired on July 14, 2000. The merger was accounted for as a pooling of interests and accordingly, financial statements presented for all periods have been restated to reflect combined operations and financial position. As consideration for all outstanding shares of LMC, we issued 316,101 shares of our Common Stock. In addition, we assumed all outstanding options held by LMC option holders.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $1.7 million and $9.9 million for the years ended October 31, 2002 and 2001, respectively, and generated negative cash flows from operations of $2.7 million and $1.5 million in these years. Our plans with respect to this matter included the restructuring executed in the fourth quarter of fiscal 2002, which reduced headcount from 47 employees to 24 employees and has reduced our cost structure going forward. We believe the cost reduction and a projected increase in sales during fiscal 2003 will generate sufficient cash flows to fund our operations through October 31, 2003. However, these projected sales are to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of Common Stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount or classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of SBE, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include levels of reserves for doubtful accounts, obsolete inventory, warranty costs and deferred tax assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity rate structure of those instruments.

CASH AND CASH EQUIVALENTS:

We consider all highly liquid investments readily convertible into cash with an original maturity of three months or less upon acquisition by us to be cash equivalents. Substantially all of our cash and cash equivalents are held with one large financial institution.

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

PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost. We record depreciation charges over the assets' estimated useful lives of three to eight years, on a straight-line basis. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related leases.

When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss on sale or disposal is recognized in operations. Maintenance, repairs and minor renewals are charged to expense as incurred. Expenditures which substantially increase an asset's useful life are capitalized.

We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In performing the review for recoverability, we would estimate the future gross cash flows expected to result from the use of the asset and its eventual disposition. If such gross cash flows are less than the carrying amount of the asset, the asset is considered impaired. The amount of the impairment loss, if any, would then be calculated based on the excess of the carrying amount of the asset over its fair value.

During the year ended October 31, 2001, we committed to relocating our engineering and administrative headquarters located in San Ramon, California and as a consequence wrote off $337,000 in leasehold improvements and property and equipment associated with the former headquarters location. During the year ended October 31, 2002, we abandoned and closed our research facility located in Madison, Wisconsin, and as a consequence wrote off $185,000 in leasehold improvements and property and equipment associated with this location. These write offs are included in restructuring costs in their respective fiscal years.

CAPITALIZED SOFTWARE COSTS:

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization based on a straight-line method over a two-year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value. No internal software development costs were capitalized in the years ended October 31, 2002, 2001 and 2000.

REVENUE RECOGNITION AND WARRANTY COSTS:

We record product sales at the time of product shipment provided that we have received a customer-executed purchase order, the price is fixed, title and risk of loss have transferred to the customer, collection of the resulting receivable is reasonably assured, and there are no significant remaining obligations. We provide a reserve for estimated warranty costs, which have not been significant, at the time of sale based on historical experience and expectations of future conditions, and periodically adjust such amount to reflect actual expenses. Our sales transactions are negotiated in U.S. dollars.

PRODUCT RESEARCH AND DEVELOPMENT EXPENDITURES:

Product research and development ("R&D") expenditures, other than certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 2002, 2001 and 2000, direct costs incurred under R&D contracts were $7,900, $7,000 and $203,000, respectively, and reimbursements earned were $7,900, $22,913 and $290,413 , respectively.

REFUNDABLE DEPOSIT:

A refundable deposit associated with a multi-year supply agreement with HP of $4.9 million was received in April 2001. This deposit was refundable as we delivered certain quantities of products to HP over a four year period ending in 2005. The supply contact was restructured in fiscal 2002 to include a final purchase order for $1.6 million of our products to be shipped to HP in the first two quarters of fiscal 2003 and the forfeiture by HP of $4.4 million of the $4.9 million refundable deposit. Under the agreement, we are required to retain for future production or repair all VCOM finished goods and spare parts inventory through October 31, 2005 unless notified otherwise by HP. Concurrent with the forfeiture of the $4.4 million refundable deposit, we recorded a reserve of $1.7 million related to inventory purchased to fulfill the expected future orders under the HP supply agreement. The $2.7 million of forfeiture of refundable deposit net of inventory reserve is presented under Forfeited deposit, net on the Statements of Operations. The remaining $447,000 of the deposit will be paid to HP in the second quarter of fiscal 2003 and is included in current liabilities at October 31, 2002

STOCK-BASED COMPENSATION:

We account for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which require that such equity instruments be recorded at their fair value.

INCOME TAXES:

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

NET EARNINGS PER COMMON SHARE:

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and include 605,803 shares of common stock for the year ended October 31, 2000. Common stock equivalents are excluded from the diluted earnings per share calculation for fiscal 2002 and 2001 due to their anti-dilutive effect.

COMPREHENSIVE INCOME:

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2002, we have not had any transactions that were required to be reported in other comprehensive income and, accordingly, comprehensive income (loss) is the same as net income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which required us to adopt SFAS No. 133 in the first quarter of fiscal 2001. The new standard required companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. We adopted SFAS No. 133 as required for our first quarterly filing of fiscal year 2001 with no material impact on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of fiscal 2001 with no material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets". SFAS No. 141 revises the accounting treatment for business combinations, requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001, and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangibles assets by not allowing the amortization of goodwill and establishing accounting for the impairment of goodwill and other intangible assets. We adopted SFAS No. 142 as of November 1, 2002 and such adoption did not have a material effect on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001. The adoption of SFAS No. 144 on November 1, 2002 did not have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Reclassifications:

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation with no effect on net income
(loss) or stockholders' equity as previously reported.

2.  INVENTORIES

Inventories at October 31, 2002 and 2001 comprise the following (in thousands):

                                                                     2002                    2001
--------------------------------------------------------------------------------------------------------
         Finished goods                                       $              985      $            1,546
         Parts and materials                                                 925                   2,882
                                                              ------------------      ------------------

         Total inventory                                      $            1,910      $            4,428
                                                              ==================      ==================

3.  PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2002 and 2001 are comprised of the following (in thousands):

                                                                     2002                    2001
--------------------------------------------------------------------------------------------------------
         Machinery and equipment                              $            4,948      $            7,548
         Furniture and fixtures                                              236                   1,146
         Leasehold improvements                                              290                     536
                                                              ------------------      ------------------
                                                                           5,474                   9,230
         Less accumulated depreciation
           and amortization                                               (4,941)                 (7,994)
                                                              ------------------      ------------------

                                                              $              533      $            1,236
                                                              ==================      ==================

Depreciation and amortization expense totaled $649,000, $860,000 and $863,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

4.  CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 2002 and 2001 comprise the following (in thousands):

                                                                     2002                    2001
--------------------------------------------------------------------------------------------------------
Purchased software                                            $              881      $              776
Internally developed software                                                805                     805
                                                              ------------------      ------------------
                                                                           1,686                   1,581

Less accumulated amortization                                             (1,576)                 (1,495)
                                                              -------------------     -------------------
                                                              $              110      $               86
                                                              ==================      ==================

The Company capitalized $105,000, $10,000 and $182,000 of purchased software costs in 2002, 2001, and 2000 respectively. Amortization of capitalized software costs totaled $81,000, $217,000, and $227,000 for the years ended October 31, 2002, 2001, and 2000, respectively.

5.   STOCKHOLDERS' EQUITY

On December 15, 1997, we reincorporated in the state of Delaware. In connection with this event, we increased the number of authorized shares of preferred stock to 2,000,000 shares, and established a par value of $0.001 per share for both our common and preferred stock.

In May 1999, our Board of Directors authorized us to repurchase up to 100,000 shares of our issued and outstanding Common Stock. During fiscal 1999 and 2000, we repurchased 79,500 shares of our Common Stock in the open market for an aggregate purchase price of approximately $409,000.

We acquired LMC on July 14, 2000. As consideration for all outstanding shares of LMC, we issued 316,101 shares of our Common Stock. In addition, we assumed all outstanding options held by LMC option holders.

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

The fair value of the Stonestreet L.P. warrant of $164,000 on its issue date was computed using the Black-Scholes option pricing model and was recorded as a liability pursuant to the provisions of EITF No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue 96-3" as cash penalties could have been payable to Stonestreet LP in the event a registration statement related to the private placement was not declared effective and maintained. The registration statement was declared effective on June 14, 2002. On August 22, 2002, the private placement subscription agreement was amended such that no cash penalties are now payable with respect to the warrant. Accordingly, as of August 22, 2002, the warrant was reclassified from liabilities to equity at its fair value of $81,000, resulting in $83,000 of other income.

In connection with the private placement, we retained the services of Vintage Partners LLC of New York, New York and paid to Vintage Partners a finder's fee of $60,000 and a warrant to purchase 11,429 shares of Common Stock. The warrant has a three year term and is exercisable at $3.50 per share.

During fiscal 2002, we issued 13,425 shares of our Common Stock to the non-employee members of our Board of Directors in lieu of 50% of their cash compensation. The value of the Common Stock of $21,000 was recorded as a general and administrative expense.

6.  INCOME TAXES

The  components  of the provision (benefit) for income taxes for the years ended
October  31,  2002,  2001  and  2000,  comprise  the  following:
                                                                     2002               2001                2000
---------------------------------------------------------------------------------------------------------------------
    Federal:
         Current                                                $        (161)      $         ---       $         109
         Deferred                                                         ---                 ---                 ---
    State:
         Current                                                          (16)                  1                  17
         Deferred                                                         ---                 ---                 ---
                                                                -------------       -------------       -------------
              Total provision (benefit) for income taxes        $        (177)      $           1       $         126
                                                                ==============      =============       =============

We recorded a tax benefit of $91,000 in fiscal 2002 due to the expected refund of federal income taxes related to the Job Creation and Workers Assistance Act of 2002 which extends the net operating loss carryback period from two to five years for losses generated in tax years ending in 2002. We also filed amended federal and state tax returns to claim $86,000 in research and development credits related to LMC.

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:
                                                                     2002               2001                2000
---------------------------------------------------------------------------------------------------------------------
         Statutory federal income tax rate                            (34.0)%            (34.0)%              34.0%
         Change in valuation allowance                                 25.0               34.0               (30.9)
         Other                                                          1.0                ---                 ---
                                                                        ---                ---                 ---
                                                                       (8.0)%                0%                3.1%
                                                                       ======           =========       ============

Significant components of our deferred tax balances as of October 31, 2002 and 2001 are as follows:

                                                                                  2002               2001
-------------------------------------------------------------------------------------------------------------
     Deferred tax assets:
         Current
               Accrued employee benefits                                    $        230         $        57
               Inventory allowances                                                  944                 498
               Allowance for doubtful accounts                                        37                  90
               Warranty accruals                                                      22                  22

         Noncurrent
               R&D credit carryforward                                             2,475               2,546
               Alternative minimum tax carryforward                                   80                 193
               Net operating loss carryforwards                                    4,202               2,310
               Refundable deposit                                                    178               1,940
               Depreciation and amortization                                         261                  55
               Restructuring costs                                                   164                 369
                                                                            ------------        ------------
                  Total deferred tax assets                                        8,593               8,080
                                                                            ------------        ------------
     Deferred tax liabilities:

     Deferred tax asset valuation allowance                                       (8,593)             (8,080)
                                                                            ------------        ------------
         Net deferred tax assets                                            $        ---        $        ---
                                                                            ============        ============


A valuation allowance is recorded to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance increased by $0.5 million in fiscal 2002 primarily as a result of an increase in unrealized net operating loss carryforwards, an increase in the inventory allowance and an increase in accrued employee benefits. The increase was partially offset by the forfeiture of the $4.4 million refundable deposit in fiscal 2002 that was recognized for tax purposes in fiscal 2001. The valuation allowance increased in fiscal 2001 by $4.9 million as a result of an increase in the R&D credit carryforward, in increase in the net operating loss carryforwards, restructuring costs and advance receipts from a refundable deposit associated with a multi-year supply agreement with HP.

At October 31, 2002, we have research and experimentation tax credit carryforwards of $1.7 million and $0.8 million for federal and state tax purposes, respectively. These carryforwards expire in the periods ending 2009 through 2022. We have net operating loss carryforwards for federal and state income tax purposes of approximately $11.0 million and $5.3 million, respectively, which expire in periods ending 2003 through 2022.

7. COMMITMENTS

We lease our buildings under noncancelable operating leases which expire at various dates through the year 2007. Future minimum lease payments under noncancelable operating leases, are as follows (in thousands):

         Year ending October 31:
              2003                                                        $1,147
              2004                                                         1,012
              2005                                                           731
              2006                                                           300
              2007                                                             6
                                                                     -----------
                                                                           3,196
              Less: total reimbursements from subleases                  (2,253)
                                                                         -------
              Total minimum lease payments                                $  943
                                                                          ======

In November 2001, we entered into a facilities lease for our engineering and administrative headquarters located in San Ramon, California. The lease expires in 2004. We expect the new facility to satisfy our anticipated needs through the foreseeable future. Additionally, we assigned the lease related to our former 63,000 square foot engineering and administrative headquarters facility to a third-party corporation. The third-party corporation has guaranteed payment of the remaining lease payments though the termination of the original lease in 2006.

We leased 6,100 square feet of office space in Madison, Wisconsin for various product development activities. We vacated this office space prior to October 31, 2002 and reached agreement with the property owner to terminated the lease releasing us from further financial obligations effective December 31, 2002.

Additionally, through the acquisition of LMC in July 2000, we lease approximately 3,650 square feet of office space in Sunnyvale, CA. The Sunnyvale lease expires in May 2003. In fiscal 2001, we subleased this office space to a third party corporation for the remaining term of the lease.

Our rent expense under all operating leases, net of reimbursements for subleases, for the years ended October 31, 2002, 2001 and 2000 totaled $549,000, $844,000 and $753,000, respectively. We had reimbursements of sublease proceeds of $158,000, $261,000 and $390,000 for the years ended October 31, 2002, 2001 and 2000, respectively..

8.  STOCK OPTION AND STOCK PURCHASE PLANS

We sponsor two employee stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Officer Stock Option Plan (the "1998 Plan"). A total of 1,730,000 shares of Common Stock were reserved under the 1996 Plan at October 31, 2002. A total of 650,000 shares of Common Stock are reserved under the 1998 Plan. Stock options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of Common Stock on the date of grant.

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

At October 31, 2002 and 2001, 96,253 and 191,536 shares of Common Stock, respectively, were available for grant under the 1996 Plan. A total of 36,714 and 103,768 shares of Common Stock were available for grant under the 1998 Plan at October 31, 2002 and 2001, respectively. A total of 42,750 and 40,750 shares of Common Stock were available for grant under the Director Plan at October 31, 2002 and 2001, respectively.

A summary of the combined activity under all of the stock option plans is set forth below:

                                                                                         Weighted
                                                                                          Average
                                        Number of             Price Per                  Exercise
                                         Shares                 Share                     Price
-----------------------------------------------------------------------------------------------
       Outstanding at
           October 31, 1999                 976,213         $  0.51 - $13.00               $  5.10

       Granted                              617,995         $  1.27 -  24.81               $ 11.71
       Terminated                          (124,995)        $  0.51 -  21.56               $  6.89
       Exercised                           (222,334)        $  0.51 -  13.00               $  4.86
                                           -------------------------------------------------------
       Outstanding at
           October 31, 2000               1,246,879         $  0.51 - $24.81               $  8.24

       Granted                              791,000         $  0.98-- $ 8.63               $  2.88
       Terminated                          (403,023)        $  0.51-- $24.81               $  8.32
       Exercised                            (99,054)        $  0.51-- $ 1.27               $  0.52
                                             -----------------------------------------------------
       Outstanding at
           October 31, 2001               1,419,003         $  0.51-- $23.50               $  6.18

       Granted                              809,000         $  0.90-- $ 1.80               $  0.92
       Terminated                          (458,730)        $  0.51-- $23.50               $  7.94

       Outstanding at
           October 31, 2002               1,769,273           $0.90--$19.81                $  3.32
                                          ========================================================

The following table summarizes information with respect to all options to purchase shares of Common Stock outstanding under the 1996 Plan, the 1998 Plan, the Director Plan and the LMC Plan at October 31, 2002:


                     Options Outstanding Options Exercisable
================================================================================

                                           Weighted
                                            Average         Weighted                           Weighted
                          Number           Remaining         Average           Number           Average
       Range of         Outstanding    Contractual Life     Exercise         Exercisable       Exercise
    Exercise Price      at 10/31/02         (years)           Price          at 10/31/02         Price
    --------------    --------------  ----------------     -----------     -------------      -----------
  $  0.90  -$  2.48       943,632             6.5           $  1.02             93,794         $  1.67
  $  2.48  -$  4.96       341,831             4.3           $  3.28            246,069         $  3.22
  $  4.96  -$  7.44       249,871             2.7           $  5.28            205,877         $  5.28
  $  7.44  -$  9.93       134,610             2.9           $  8.16            108,023         $  8.12
  $  9.93  -$ 12.41        15,000             0.1           $ 10.50             15,000         $ 10.50
   $12.41  -$ 14.89        65,000             2.2           $ 13.23             57,500         $ 13.13
   $14.89  -$ 17.37         3,249             1.4           $ 16.03              2,841         $ 15.93
   $17.37  -$ 19.81        16,080             1.7           $ 18.87             11,588         $ 18.76
                           ------                                            ---------
                         1,769,273                                             740,692
                         =========                                           =========

We sponsor an Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock were reserved for issuance at October 31, 2002. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of our Common Stock at 85 percent of the fair market value of the shares at specified dates. At October 31, 2002, 24 employees were eligible to participate in the Purchase Plan and 80,874 shares were available for issuance. In fiscal year 2002, 2001 and 2000, 47,596, 32,645 and 19,331 shares of Common Stock were issued under the Purchase Plan, respectively.

During the fiscal year ended October 31, 1999, we granted options under the LMC stock option plan to purchase 23,970 shares of our Common Stock to consultants in conjunction with services performed. We calculated the fair value of the options on the date of grant and recorded compensation expense of $26,000 and $89,000 in the fiscal years ended October 31, 2001 and 2000, respectively.

Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, our pro forma net income (loss) would have been as follows:

Years ended October 31                                                   2002              2001             2000
----------------------------------------------------------------------------------------------------------------
(in thousands except per share amount)
Pro forma net income (loss)                                           $(2,452)       $  (11,831)       $   2,146
Pro forma net income (loss) per share -basic                           $(0.65)       $    (3.49)       $    0.67
Pro forma net income (loss) per share - diluted                        $(0.65)       $    (3.49)       $    0.67

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

Options granted in years ended October 31                                2002              2001             2000
----------------------------------------------------------------------------------------------------------------
Expected life (in years)                                                 5.00              5.00             5.00
Risk-free interest rate                                                  2.00%             6.00%            6.00%
Volatility                                                             148.00%           114.00%          104.00%
Dividend yield                                                           0.00%             0.00%            0.00%

The weighted average estimated fair value of each option granted during fiscal 2002, 2001 and 2000 was $0.92, $1.78 and $11.79, respectively.

9.   EMPLOYEE SAVINGS AND INVESTMENT PLAN

We contribute a percentage of income before income taxes into an employee savings and investment plan. The percentage is determined annually by the Board of Directors. These contributions are payable annually, vest over five years, and cover substantially all employees who have been employed by us at least one year. Additionally, we make matching payments to the employee savings and investment plan of 50% of each employee's contribution up to three percent of employees' earnings.

For the years ended October 31, 2002, 2001 and 2000, total expense under the employee savings and investment plan was $99,471, $148,974 and $391,066, respectively.

10.  CONCENTRATION OF CREDIT AND BUSINESS RISKS

Our trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Two customers accounted for more than 34% of total accounts receivable at October 31, 2002. We had one customer who accounted for 21% and a second customer who accounted for 13% of accounts receivable at October 31, 2002. One customer accounted for 10% of total accounts receivable at October 31, 2001. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. We maintain an allowance for doubtful accounts for potential credit losses. Actual bad debt losses have not been material and have not exceeded our expectations. Trade accounts receivable are recorded net of an allowance for doubtful accounts of $93,000 and $225,000 at October 31, 2002 and 2001, respectively.

Sales to individual customers in excess of 10% of net sales included sales to HP of $2.1 million, or 30% of net sales, and Lockheed Martin of $0.8 million, or 12%, in 2002, compared to sales to HP of $2.6 million, or 34%, and Lockheed Martin of $1.5 million, or 19%, in 2001 and HP of $19.4 million, or 66%, in 2000. On October 31, 2002, we restructured the supply agreement with HP. Under the restructured agreement, HP submitted an end-of-life non-cancelable purchase order for approximately $1.6 million of our VME products to be shipped over the first two quarters of fiscal 2003. Upon the fulfillment of this purchase order, we do not expect to receive future purchase orders for significant amounts of VME products from HP. We expect to continue to sell our Adapter products to HP. International sales accounted for 13%, 9% and 4% of total sales during fiscal 2002, 2001 and 2000, respectively.

We depend on a limited number of customers for substantially all revenue to date. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on our business, operating results and cash flows.

Substantially  all  of  our  manufacturing   process  is  subcontracted  to  two
independent companies.

The chipsets used in most of our products are currently available only from Motorola. In addition, certain other components are currently available only from single suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, could have a material adverse effect on our business, operating results, financial condition and cash flows.

11.  ACQUISITION OF LAN MEDIA CORPORATION

On July 14, 2000, we completed the acquisition of LAN Media Corporation ("LMC"), a privately held wide area network communications company headquartered in Sunnyvale, California. As a result, the outstanding LMC common stock was converted into approximately 316,000 shares of SBE, Inc. common stock, based on an exchange ratio of approximately 7.99 shares of LMC common stock for each share of our common stock. The merger was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, and accordingly, financial statements for the fiscal 2000 period prior to the combination were restated to reflect the combined operations and financial position. All intercompany transactions have been eliminated.

The following reconciles revenue and net income (loss) previously reported to the restated information presented in the consolidated financial statements:

                                                  Six Months Ended
                                                   April 30, 2000
------------------------------------------------------------------------

Net Sales
      Previously Reported                                 $14,433
      LAN Media Corporation                                 1,480
                                                          -------
     Restated                                             $15,913
                                                           ======

Net income (loss)
      Previously Reported                                   2,743
      LAN Media Corporation                                   202
                                                         --------
      Restated                                          $   2,945
                                                          =======

In connection with the acquisition, we recorded a charge to operating expenses of approximately $383,000 for acquisition related costs during the third quarter of 2000.

12. RESTRUCTURING COSTS

In response to the continued economic slowdown, we implemented restructuring plans in fiscal 2002 and 2001 and recorded restructuring charges of $446,000 and $964,000, respectively. Restructuring costs for fiscal 2002 are comprised of severance costs associated with staff reductions totaling $115,000 (we reduced our headcount from 47 employees to 24 employees during fiscal 2002), leasehold improvements and equipment write-downs related to the abandonment of our Madison, Wisconsin office of $185,000 and accrued lease and brokerage costs totaling $146,000. We reached agreement with the property owner to terminate the Madison office lease releasing us from further obligations effective December 31, 2002. As part of the agreement we paid the lease payments for November and December 2002 in addition to certain costs and commissions related to releasing the office space.

Restructuring costs for fiscal 2001 are comprised of severance costs associated with staff reductions totaling $52,000, leasehold improvements and equipment write-downs related to the relocation of our headquarters of $337,000 and losses related to its sublease of $575,000, net of the reversal of a $281,000 liability associated with deferred rent. We reduced our headcount from 87 employees to 47 employees during fiscal 2001. The reduction in headcount plus the relocation of the XeTel manufacturing facility from our engineering and headquarters facility to Texas left us with excess facility space. We were able to enter into an agreement with a third party corporation to assign the lease for our 63,000 square foot facility located at 4550 Norris Canyon Rd, San Ramon, California and simultaneously sublease a 15,000 square foot facility also located in San Ramon, California. We abandoned the leasehold improvements and certain of our equipment in conjunction with the relocation. As a result of this transaction, a non-cash $337,000 write down of leasehold improvements and equipment was expensed in fiscal 2001. Real estate commissions and building expenses totaling $442,000 were accrued in fiscal 2001 and were paid in fiscal 2002. An additional amount totaling $133,000 was accrued related to a loss associated with facilities acquired with the purchase of LMC in fiscal 2000 and subleased to a third party corporation in fiscal 2001. This amount will be paid over 36 months beginning May 2001.

As of October 31, 2002 and 2001, $258,000 and $590,000 of the restructuring costs were included in other current liabilities, respectively. As of October 31, 2002, $154,000 of the restructuring costs was included in other long-term liabilities. This amount relates to rents associated with the Madison, Wisconsin office that are due twelve months or longer from the balance sheet date.

The  following   table  sets  forth  an  analysis  of  the   components  of  the
restructuring reserve and the payments made against it through October 31, 2002 (in thousands):

             Restructuring accrual at October 31, 2001           $    590
             Plus:
                 Severance and benefits                               115
                 Accrued lease costs                                  331
             Less:
                 Cash paid for severance and benefits
                    and accrued lease costs                          (787)
                                                                     -----
             Total restructuring costs included in liabilities    $   249
                                                                      ====

13.  LOAN TO OFFICER

On November 6, 1998, we made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47% and collateralized by 145,313 shares of our Common Stock. The loan was used to pay for the exercise of an option to purchase 139,400 shares of our Common Stock and related taxes. On April 16, 1999, the loan was increased to $743,800. The loan was extended for a one-year term under the same terms and conditions on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note is outstanding. The loan bears interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal due on December 14, 2003.

While the officer is current on his payments on the loan and we plan on pursuing all available courses of action to collect the amounts ultimately due on the loan, on October 31, 2002 we determined that it was probable that we will be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based generally on the fair value of the Common Stock collateralizing the note at October 31, 2002 and the amount of the officer's personal assets considered likely to be available to settle the note in December 2003. This valuation allowance is subject to adjustment in the future based on changes in the fair value of the Common Stock and personal assets collateralizing the loan.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

 (in thousands except                                   First         Second          Third          Fourth
  per share amounts)                                   Quarter        Quarter        Quarter         Quarter
------------------------------------------------------------------------------------------------------------
     2002:   Net sales                                 $1,283         $1,724          $2,786         $1,105
             Gross profit                                 696            914           1,695            423
             Net income (loss)                         (1,218)          (961)           (178)           626
             Basic income (loss) per
             common share                              $(0.35)        $(0.28)        $(0.04)          $0.15
             Diluted income (loss) per
             common share                              $(0.35)        $(0.28)        $(0.04)          $0.15

     2001:   Net sales                                 $3,418         $1,813          $1,449         $1,046
             Gross profit                               2,039            290             534              3
             Net loss                                  (1,313)        (3,212)         (2,244)        (3,127)
             Basic loss per common share               $(0.39)        $(0.95)         $(0.66)        $(0.91)
             Diluted loss per common share             $(0.39)        $(0.95)         $(0.66)        $(0.91)




                                    SBE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED OCTOBER 31, 2002 AND 2001

                  Column A              Column B          Column C          Column D         Column E
                  --------              --------          --------          --------         --------
                                       Balance at         Additions                           Balance
                                        Beginning     charged to costs                        End of
                 Description            of Period       and expenses     Deductions (a)       Period
----------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 2002

Allowance for Doubtful Accounts       $   225,000              ---          (132,000)      $   93,000
Allowance for Warranty Claims              55,627              ---              (312)          55,315
Allowance for Deferred Tax Assets       8,080,000          513,000               ---        8,593,000
Allowance for Stockholder Loan                ---          474,000               ---          474,000

YEAR ENDED OCTOBER 31, 2001

Allowance for Doubtful Accounts       $   251,620              ---           (26,620)     $   225,000
Allowance for Warranty Claims             144,676              ---           (89,049)          55,627
Allowance for Deferred Tax Assets       3,088,000        4,992,000               ---        8,080,000
Allowance for Stockholder Loan                ---              ---               ---              ---
