Form 10-Q
period 2003-01-31
SBE INC
filed 2003-03-03
CIK 87050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the transition period from _______ to ________


                          Commission file number 0-8419

                                    SBE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        94-1517641
----------------------------------------                -----------------------
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

The number of shares of Registrant's Common Stock outstanding as of January 31, 2003 was 4,152,360.

                                    SBE, INC.

                       INDEX TO JANUARY 31, 2003 FORM 10-Q



PART I   FINANCIAL INFORMATION

     ITEM 1       Financial Statements

     Condensed Consolidated Balance Sheets as of
        January 31, 2003 and October 31, 2002..........................................................3

     Condensed Consolidated Statements of Operations for the
        three months ended January 31, 2003 and 2002...................................................4

     Condensed Consolidated Statements of Cash Flows for the
        three months ended January 31, 2003 and 2002...................................................5

     Notes to Condensed Consolidated Financial Statements..............................................6

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................................................8

     ITEM 3       Quantitative and Qualitative Disclosures about
                  Market Risk.........................................................................15

     ITEM 4       Controls and Procedures.............................................................15


PART II  OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K....................................................16


SIGNATURES............................................................................................18

EXHIBITS..............................................................................................23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                           January 31,    October 31,
                                                             2003           2002
                                                           -----------    -----------
Current assets:
    Cash and cash equivalents                              $     1,530    $     1,582
    Trade accounts receivable, net                                 845            888
    Inventories                                                  1,832          1,910
    Other                                                          225            220
                                                           ------------   ------------
          Total current assets                                   4,432          4,600

Property, plant and equipment, net                                 433            533
Capitalized software costs, net                                    105            110
Other                                                               78             78
                                                           -----------    -----------
          Total assets                                     $     5,048    $     5,321
                                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                 $       330    $       488
    Accrued payroll and employee benefits                           94            159
    Current portion of refundable deposit                          447            447
    Other accrued expenses                                         340            521
                                                           -----------    -----------

          Total current liabilities                              1,211          1,615

Other long-term liabilities                                          9             10
                                                           -----------    -----------

          Total liabilities                                      1,220          1,625
                                                           -----------    -----------

Stockholders' equity:
    Common stock                                                14,726         14,711
    Treasury stock                                                (409)          (409)
    Note receivable from stockholder                              (245)          (270)
    Accumulated deficit                                        (10,244)       (10,336)
                                                           ------------   ------------
          Total stockholders' equity                             3,828          3,696
                                                           -----------    -----------
          Total liabilities and stockholders' equity       $     5,048    $     5,321
                                                           ===========    ===========



            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                          Three months ended
                                                                              January 31,
                                                                            2003             2002
                                                                     -----------        ---------
Net sales                                                             $     1,861     $     1,283

Cost of sales                                                                 733             587
                                                                      -----------     -----------

       Gross profit                                                         1,128             696

Product research and development                                              285             794

Sales and marketing                                                           307             540

General and administrative                                                    441             591
                                                                      -----------     -----------

       Total operating expenses                                             1,033           1,925
                                                                      -----------     -----------

       Operating income (loss)                                                 95          (1,229)

Interest and other income                                                     ---              11
                                                                      -----------     -----------

       Income (loss) before income taxes                                       95          (1,218)

Provision for income taxes                                                      4             ---
                                                                      -----------     -----------

       Net income (loss)                                              $        91     $    (1,218)
                                                                      ===========     ============

Basic earnings (loss) per share                                       $     0.02      $     (0.35)
                                                                      ==========      ============

Diluted earnings (loss) per share                                     $     0.02      $     (0.35)
                                                                      ==========      ============

Shares used in per share computations:
  Basic                                                                     4,064           3,457
                                                                      ===========     ===========

  Diluted                                                                   4,082           3,457
                                                                      ===========     ===========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                            January 31,
                                                                                     2003                  2002
                                                                                 -----------           -----------
Cash flows from operating activities:
     Net income (loss)                                                           $        91           $    (1,218)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
         Depreciation and amortization:
              Property and equipment                                                     105                   199
              Capitalized software costs                                                   4                    24
         Loss on disposal of equipment                                                     7                    14
         Changes in operating assets and liabilities:
              Trade accounts receivable                                                   43                  (892)
              Inventories                                                                 78                   869
              Other assets                                                                (5)                   25
              Trade accounts payable                                                    (158)                   61
              Other current liabilities                                                 (247)                 (772)
                                                                                 ------------          ------------
                  Net cash used in operating activities                                  (82)               (1,690)
                                                                                 ------------          ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (10)                 (126)
     Capitalized software costs                                                          ---                   (42)
                                                                                 -----------           ------------
                  Net cash used in investing activities                                  (10)                 (168)
                                                                                 -----------           -----------

Cash flows from financing activities:
     Repayment of stockholder note                                                        25                   ---
     Proceeds from stock plans                                                            15                    16
                                                                                 -----------           -----------
                  Net cash provided by financing activities                               40                    16
                                                                                 -----------           -----------

              Net decrease in cash and cash equivalents                                  (52)               (1,842)

Cash and cash equivalents at beginning of period                                       1,582                 3,644
                                                                                 -----------           -----------
Cash and cash equivalents at end of period                                       $     1,530           $     1,802
                                                                                 ===========           ===========



            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2003 are not necessarily indicative of expected results for the full 2003 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2002.

We incurred substantial losses and negative cash flows from operations during the year ended October 31, 2002. Our operations produced a modest net income for the first three months of fiscal 2003 as we began to realize the full effect of our cost containment program to reduce our headcount, real estate obligations and certain non-essential spending. With these reductions, we have reduced our quarterly cash flow break-even point to approximately $1.7 million to $1.9 million in revenue at an expected 50% gross margin. Our sales are to a limited number of new and existing original equipment manufacturer ("OEM") customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by us include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2.   INVENTORIES:

Inventories comprise the following (in thousands):
                                                      January 31,October 31,
                                                         2003         2002
                                                      ------------ ----------
                 Finished goods                       $      912   $      985
                 Parts and materials                         920          925
                                                      ----------   ----------

                                                      $    1,832   $    1,910
                                                      ==========   ==========

3.   RESTRUCTURING COSTS:

The  following   table  sets  forth  an  analysis  of  the   components  of  the
restructuring reserve and the payments made against it during the quarter ended January 31, 2003 (in thousands):

         Restructuring reserve at October 31, 2002                     $ 249
             Less: Cash paid for accrued lease costs                    (135)
                                                                       -----
         Total restructuring costs included in other accrued expenses  $ 114
                                                                       =====

4.   NET INCOME (LOSS) PER SHARE:

Basic income (loss) per common share for the three months ended January 31, 2003 and 2002 were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three months ended January 31, 2003 were 18,103 and have been included in the calculation of diluted earnings per share. Common stock equivalents for the three months ended January 31, 2002 were 393,521 and have been excluded from shares used in calculating diluted loss per share because their effect would be anti-dilutive.

5.   CONCENTRATION OF RISK:

In the first three months of fiscal 2003 and 2002, most of our sales were attributable to sales of wireless communications products and were derived from a limited number of OEM customers. Sales to the Hewlett-Packard Company ("HP") accounted for 43% and 33% of our net sales in the first three months of fiscal 2003 and 2002, respectively. Also, HP accounted for 16% of our accounts receivable and Lockheed Martin accounted for 14% our accounts receivable at January 31, 2003. Under a restructured product supply agreement entered into on October 31, 2002, HP submitted an end-of-life non-cancelable purchase order for approximately $1.6 million of our VME products to be shipped over the first two quarters of fiscal 2003, of which $800,000 shipped in the first quarter. Upon the fulfillment of this purchase order, we do not expect to receive future purchase orders for significant amounts of VME products from HP. We expect to continue to sell our Adapter products to HP. A significant reduction in orders from any of our OEM customers could have a material adverse effect on our business, operating results, financial condition and cash flows.

6.   WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

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

The following table sets forth an analysis of our warranty reserve at January 31, 2003 (in thousands):

         Warranty reserve at October 31, 2002                            $   55
             Less: Cost to service warranty obligations                       -
                                                                         ------
         Total warranty reserve included in other accrued expenses       $   55
                                                                         ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Such risks and uncertainties include:

     -    our expectation regarding sales to HP in fiscal 2003;
     - the belief that the market for data and telecommunications controller products is growing;
     - the adequacy of anticipated sources of cash and planned capital expenditures;
     - our expectations regarding quarterly operating expense levels and gross profit for fiscal 2003;
     -    trends or expectations regarding our operations;
     -    the concentration of our customers;
     -    delays in testing and introducing new products;
     -    changes in product demand;
     -    rapid technology changes;
     -    the highly competitive market in which we operate;
     -    the pricing and availability of equipment, materials and inventories;
     -    the financial stability of our contract manufacturers;
     -    various inventory risks due to market conditions;

     -    delays or cancellation of customer orders; and
     -    the entry of new well-capitalized competitors into our markets.

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2002.

OVERVIEW

SBE, Inc. designs, markets, sells and supports network communications controller solutions for original equipment manufacturers in the global networking marketplace. Our solutions enable both datacom and telecom companies to rapidly deliver advanced networking products and services in order to compete effectively in today's fast-evolving public switched telephone network ("PSTN") and Internet environment. Our products include wide area network ("WAN") and local area network ("LAN") interface adapters and high performance intelligent communications controllers for workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

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

Our business is characterized by a concentration of sales to a small number of original equipment manufacturers ("OEM") customers and, consequently, the timing of significant orders from major customers and their product cycles causes fluctuation in our operating results. The Hewlett-Packard Company ("HP") is the largest of our customers and represented 30% of net sales in fiscal 2002. If any of our major customers reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Sales to HP accounted for 43% of our net sales in the three months ended January 31, 2003 and 33% for the first three months of fiscal 2002. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

During the past 18 months, we have taken aggressive steps to reduce overall operating costs, including reducing headcount, relocating our engineering and headquarters facilities and closing our office in Madison, Wisconsin. We have now begun to fully realize the effect of our cost containment program. Overall operating expense was $1.0 million for the quarter ended January 31, 2003 compared to $1.9 million for the same quarter in fiscal 2002, a 44% reduction. As we continue to focus on cost containment and monitor our expense levels very closely, we expect quarterly operating expense levels to be maintained at the current levels for the remainder of fiscal 2003.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

We record product sales at the time of product shipment. Our sales transactions are negotiated in U.S. dollars. Our agreements with OEMs such as HP and Lockheed Martin typically incorporate clauses reflecting the following understandings:

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

Deferred Taxes

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of January 31, 2003 and October 31, 2002, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three months ended January 31, 2003 and 2002. These operating results are not necessarily indicative of our operating results for any future period.

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                          JANUARY 31,
                                                          -----------
                                                     2003              2002
                                                 --------         ---------

Net sales                                             100%              100%

Cost of sales                                          39                46
                                                 --------         ---------

  Gross profit                                         61                54
                                                 --------         ---------

Product research and development                       15                62

Sales and marketing                                    17                42

General and administrative                             24                46
                                                 --------         ---------

  Total operating expenses                             56               150
                                                 --------         ---------

  Operating income (loss)                               5               (96)

Interest income and provision for income taxes        ---                 1
                                                 --------         ---------

  Net income (loss)                                     5%              (95)%
                                                 ========         ==========

NET SALES

Net sales for the first quarter of fiscal 2003 were $1.9 million, a 45% increase from the first quarter of fiscal 2002. This increase was primarily attributable to end-of-life product shipments to HP related to a restructured product supply agreement. We continue to see an overall slowdown in demand from virtually all of our telecommunications customers due to industry-wide adverse economic conditions. These conditions resulted in our customers holding excess inventory of our products. Sales to HP were $800,000 in the first quarter of fiscal 2003, compared to $400,000 for the first quarter of fiscal 2002. Sales of our Adapter products increased from $428,000 in the first quarter of fiscal 2002 to $566,000 for the quarter just ended, or a 32% increase, however, sales of our Highwire products remained flat at $184,000 for the first quarter fiscal 2002 compared to $188,000 for the quarter just ended. Sales to HP, primarily of VMEBus products, represented 43% of total sales for the quarter compared to 33% during the comparable quarter in fiscal 2002. On October 31, 2002, HP placed an end-of-life purchase order for shipment of these VME products over the first two quarters of fiscal 2003, of which half was shipped in the first quarter. We expect that sales to HP will constitute a substantial portion of our net sales in fiscal 2003, both as a result of the end-of-life VME product orders and projected sales of WAN Adapter products to HP. We do not expect sales of VME products to HP to be a substantial portion of our revenues after fiscal 2003. No other customer accounted for over 10% of sales in the three-month period just ended.

Due to the adverse economic conditions in the telecommunications industry, our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. Our sales backlog at January 31, 2003 was $1.3 million, including the HP end-of-life order of VME products of $800,000 to be shipped in the second quarter, compared to $303,000 at January 31, 2002. While we anticipate an increase in our sales volume over the course of fiscal 2003 as our customers slowly deploy existing inventory and gradually return to new product design and product rollout, there can be no assurances that such an increase will occur. Due to the current economic uncertainty, our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

GROSS MARGIN

Gross margin as a percentage of sales in the first quarter of fiscal 2003 was 61% and 54% during the first quarter of fiscal 2002. The increase in the gross margin from fiscal 2002 to fiscal 2003 was primarily attributable to lower materials and manufacturing costs combined with a more profitable product mix in fiscal 2003. We expect our gross margin to range between 50% and 57% for fiscal 2003. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover, gross margin may be lower than projected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses were $285,000 in the first quarter of fiscal 2003, a decrease of 64% from $794,000 million in the first quarter of fiscal 2002. The decrease resulted from staff reductions, the closing of our Madison, Wisconsin facility during the fourth quarter of fiscal 2002 and a continued focus on expense reductions in the engineering group. We expect product research and development spending to remain at or slightly below current levels in terms of absolute dollars as we continue to focus on expense reductions during the remainder of fiscal 2003.

SALES AND MARKETING

Sales and marketing expenses for the first quarter of fiscal 2003 were $307,000, a decrease of 43% from $540,000 in the first quarter of fiscal 2002. The decrease is primarily due to lower marketing program spending for products in addition to the effect of headcount reductions during the fourth quarter of fiscal 2002. We expect our quarterly sales and marketing expenses to remain at this level in terms of absolute dollars for the remainder of fiscal 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $441,000 for the first quarter of fiscal 2003, a decrease of 25% from $591,000 in the first quarter of 2002. This decrease was due to the effect of reduced headcount and a continued focus on controlling spending during the first quarter of fiscal 2003. We expect our quarterly general and administrative expenses to remain at this level for the remainder of fiscal 2003.

INTEREST INCOME

Interest income decreased in the first quarter of fiscal 2003 from the same period in fiscal 2002 due to lower average cash balances.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $91,000 in the first quarter of fiscal 2003, as compared to a net loss of $1.2 million in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     -    the actual versus anticipated increase in sales of our products;
     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     - timing of product shipments which occur primarily during the last month of the quarter; - the gross profit margin;
     -    the ability to raise additional capital, if necessary; and
     -    the ability to secure credit facilities, if necessary.

At January 31, 2003, we had cash and cash equivalents of $1.5 million, as compared to $1.6 million at October 31, 2002. In the first three months of fiscal 2003, $82,000 of cash was used in operating activities, primarily as a result of $91,000 of net income, a $158,000 decrease in trade accounts payable and a $246,000 decrease in other current liabilities, partially offset by a $78,000 decrease in inventories and a $43,000 decrease in trade accounts receivable. The decrease in trade accounts payable was primarily due to a final end of contract payment to our discontinued contract manufacturer. The decrease in other current liabilities was primarily the result of the payment of certain restructuring costs related to the closing of our office in Madison, Wisconsin. The decrease in inventory is reflective of our focus on just-in-time inventory practices where we place orders with our contract manufacturers as we receive purchase orders from our customers. Working capital at January 31, 2003 was $3.2 million, as compared to $3.0 million at October 31, 2002.

In the first three months of fiscal 2003, we purchased $10,000 of fixed assets, consisting primarily of computer and engineering equipment. Capital expenditures for each of the remaining quarters of fiscal 2003 are expected to range from $25,000 to $100,000 per quarter.

We received $40,000 in the first three months of fiscal 2003 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and the required principal payment on a shareholder loan.

We realized significant reductions in our operating expenses due to our implementation of a program of controlled spending and headcount reduction initially instituted in mid-fiscal 2001 and continued throughout fiscal 2002. With these reductions, we have reduced our quarterly cash flow break-even point to approximately $1.7 million to $1.9 million in revenue at an expected 50% gross margin. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Our only significant contractual obligations and commitments relate to certain real estate operating leases for development and headquarters facilities and our supply agreement with HP.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at January 31, 2003 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income (loss) related to our financial instruments would be immaterial.

ITEM 4.    CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

  EXHIBIT
  NUMBER      DESCRIPTION OF DOCUMENT
  -------     -----------------------

     3.1  Certificate of  Incorporation,  as amended through  December 15, 1997.
          (1)

     3.2  Bylaws, as amended through December 8, 1998. (2)

     4.1  Stock   subscription   agreement,   dated  April  30,  2002,   between
          Stonestreet L.P. and SBE, Inc. (3)

     4.2 Warrant dated April 30, 2002, to purchase 111,111 shares of common stock of SBE, Inc. in favor of Stonestreet L.P. (3)

     4.3 Warrant dated April 30, 2002, to purchase 11,429 shares of common stock of SBE, Inc. in favor of Vintage Partners L.L.C. (3)

     4.4 Amendment dated August 22, 2002 to stock subscription agreement dated April 30, 2002 between SBE, Inc. and Stonestreet L.P. (4)

     10.1 1996 Stock Option Plan, as amended. (5)

     10.2 1991 Non-Employee Directors' Stock Option Plan, as amended. (5)

     10.3 1992 Employee Stock Purchase Plan, as amended. (5)

     10.4 1998 Non-Officer Stock Option Plan, as amended. (5)

     10.5 Lease for 4550 Norris Canyon Road, San Ramon, California, dated June 6, 1995 between SBE, Inc. and PacTel Properties. (6)

     10.6 Amendment dated June 6, 1995 to lease for 4550 Norris Road, San Ramon,
          California,   between  SBE,  Inc.  and  CalProp  (assignee  of  PacTel
          Properties).(7)

     10.7 Full Recourse Promissory Note executed by William B. Heye, Jr. in favor of SBE, Inc., dated November 6, 1998, amended December 14, 2001.
          (2)

     10.8 Amendment No. S/M018-4 dated April 3, 2001, to the Purchase Agreement dated May 6, 1991, between SBE, Inc. and Compaq Computer Corporation, as amended October 30, 2002. (8)

     10.9 Loan and security agreement dated May 13, 2002 between SBE, Inc. and Silicon Valley Bank. (9)

     10.10Amendment to the Full  Recourse  Promissory  Note  executed by William
          Heye, Jr. in favor of SBE, Inc., dated December 14, 2001. (5)

     11.1 Statements of Computation of Net Loss per Share

     99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (1) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

          (2) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

          (3) Filed as an exhibit to Form S-3 dated May 23, 2002 and incorporated herein by reference.

          (4) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.

          (5) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.

          (6) Filed as an exhibit to Form S-8 dated October 16, 1998 and incorporated herein by reference.

          (7) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.

          (8) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 and incorporated herein by reference. (Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.)

          (9)  Filed as an  exhibit  to  Quarterly  Report  on Form 10-Q for the
               quarter  ended  April  30,  2002  and   incorporated   herein  by
               reference.


(b) Reports on Form 8-K:

No report on Form 8-K was filed by the Company during the quarter ended January 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 3, 2003.


                                                   SBE, INC.
                                                  Registrant


Date:  March 3, 2003                 By:      /s/ William B. Heye, Jr.
                                              --------------------------
                                                    William B. Heye, Jr.
                                                    Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)

Date:  March 3, 2003                 By:      /s/ David W. Brunton
                                              ---------------------------
                                                    David W. Brunton
                                                    Chief Financial Officer,
                                                    Vice President, Finance
                                                    and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)

                                 CERTIFICATIONS

I, William B. Heye, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of SBE, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 3, 2003


/s/ William B. Heye, Jr.
---------------------------
William B. Heye, Jr.
Chief Executive Officer and President

                                 CERTIFICATIONS

I, David W. Brunton certify that:

1. I have reviewed this quarterly report on Form 10-Q of SBE, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 3, 2003


/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary

                                INDEX TO EXHIBITS


  EXHIBIT
   NUMBER     DESCRIPTION OF DOCUMENT

     3.1  Certificate of  Incorporation,  as amended through  December 15, 1997.
          (1)

     3.2  Bylaws, as amended through December 8, 1998. (2)

     4.1  Stock   subscription   agreement,   dated  April  30,  2002,   between
          Stonestreet L.P. and SBE, Inc. (3)

     4.2 Warrant dated April 30, 2002, to purchase 111,111 shares of common stock of SBE, Inc. in favor of Stonestreet L.P. (3)

     4.3 Warrant dated April 30, 2002, to purchase 11,429 shares of common stock of SBE, Inc. in favor of Vintage Partners L.L.C. (3)

     4.4 Amendment dated August 22, 2002 to stock subscription agreement dated April 30, 2002 between SBE, Inc. and Stonestreet L.P. (4)

     10.1 1996 Stock Option Plan, as amended. (5)

     10.2 1991 Non-Employee Directors' Stock Option Plan, as amended. (5)

     10.3 1992 Employee Stock Purchase Plan, as amended. (5)

     10.4 1998 Non-Officer Stock Option Plan, as amended. (5)

     10.5 Lease for 4550 Norris Canyon Road, San Ramon, California, dated June 6, 1995 between SBE, Inc. and PacTel Properties. (6)

     10.6 Amendment dated June 6, 1995 to lease for 4550 Norris Road, San Ramon,
          California,   between  SBE,  Inc.  and  CalProp  (assignee  of  PacTel
          Properties).(7)

     10.7 Full Recourse Promissory Note executed by William B. Heye, Jr. in favor of SBE, Inc., dated November 6, 1998, amended December 14, 2001.
          (2)

     10.8 Amendment No. S/M018-4 dated April 3, 2001, to the Purchase Agreement dated May 6, 1991, between SBE, Inc. and Compaq Computer Corporation, as amended October 30, 2002. (8)

     10.9 Loan and security agreement dated May 13, 2002 between SBE, Inc. and Silicon Valley Bank. (9)

     10.10Amendment to the Full  Recourse  Promissory  Note  executed by William
          Heye, Jr. in favor of SBE, Inc., dated December 14, 2001. (5)

     11.1 Statements of Computation of Net Loss per Share

     99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------

(10) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

(11) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

(12) Filed as an exhibit to Form S-3 dated May 23, 2002 and incorporated herein by reference.

(13) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.

(14) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.

(15) Filed as an exhibit to Form S-8 dated October 16, 1998 and incorporated herein by reference.

(16) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.

(17) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 and incorporated herein by reference. (Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.)

(18) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 and incorporated herein by reference.