Form 10-Q
period 2003-04-30
SBE INC
filed 2003-06-06
CIK 87050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

              [X] Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

          [ ] Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________

                          Commission file number 0-8419

                                    SBE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                94-1517641
    ----------------------------------              --------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                ---   ---

The number of shares of Registrant's Common Stock outstanding as of May 31, 2003 was 4,175,085.

                                    SBE, INC.

                        INDEX TO APRIL 30, 2003 FORM 10-Q



PART I   FINANCIAL INFORMATION

     ITEM 1       Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of
        April 30, 2003 and October 31, 2002....................................3

     Condensed Consolidated Statements of Operations for the
        three and six months ended April 30, 2003 and 2002.....................4

     Condensed Consolidated Statements of Cash Flows for the
        six months ended April 30, 2003 and 2002...............................5

     Notes to Condensed Consolidated Financial Statements......................6

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................11

     ITEM 3       Quantitative and Qualitative Disclosures about
                  Market Risk.................................................23

     ITEM 4       Controls and Procedures.....................................23

PART II  OTHER INFORMATION

     ITEM 4       Submission of Matters to a Vote of Security Holders.........24

     ITEM 6       Exhibits and Reports on Form 8-K............................24


SIGNATURES....................................................................27

EXHIBITS......................................................................31

PART I.           FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 April 30,            October 31,
                                                                                   2003                  2002
                                                                              --------------        --------------
                                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $     1,655           $     1,582
    Trade accounts receivable, net                                                       868                   888
    Inventories                                                                        1,666                 1,910
    Other                                                                                199                   220
                                                                                 -----------           -----------
          Total current assets                                                         4,388                 4,600

Property, plant and equipment, net                                                       371                   533
Capitalized software costs, net                                                          103                   110
Other                                                                                     78                    78
                                                                                 -----------           -----------
          Total assets                                                           $     4,940           $     5,321
                                                                                 ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                       $       151           $       488
    Accrued payroll and employee benefits                                                111                   159
    Other accrued liabilities                                                            342                   531
    Current portion of refundable deposit                                                447                   447
                                                                                 -----------           -----------
          Total current liabilities                                                    1,051                 1,625

          Total liabilities                                                            1,051                 1,625
                                                                                 -----------           -----------

Commitments

Stockholders' equity:
    Common stock                                                                      14,737                14,711
    Treasury stock                                                                      (409)                 (409)
    Note receivable from stockholder                                                    (245)                 (270)
    Accumulated deficit                                                              (10,194)              (10,336)
                                                                                 ------------          ------------
          Total stockholders' equity                                                   3,889                 3,696
                                                                                 -----------           -----------
          Total liabilities and stockholders' equity                             $     4,940           $     5,321
                                                                                 ===========           ===========




            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three months ended                Six months ended
                                                              April 30,                        April 30,
                                                         2003            2002             2003            2002
                                                     -----------      -----------     -----------      -----------
Net sales                                            $     1,767      $     1,724     $     3,628      $     3,007

Cost of sales                                                679              810           1,412            1,397
                                                     -----------      -----------     -----------      -----------

       Gross profit                                        1,088              914           2,216            1,610

Product research and development                             294              771             579            1,565

Sales and marketing                                          336              569             643            1,109

General and administrative                                   437              543             878            1,134
                                                     -----------      -----------     -----------      -----------


       Total operating expenses                            1,067            1,883           2,100            3,808
                                                     -----------      -----------     -----------      -----------

       Operating income (loss)                                21             (969)            116           (2,198)

Interest income                                                8                8               9               20
                                                     -----------      -----------     -----------      -----------

       Income (loss) before income taxes                      29             (961)            125           (2,178)

Income tax benefit                                           (22)             ---             (18)             ---
                                                     ------------     -----------     ------------     -----------

Net income (loss)                                    $        51      $      (961)    $       143      $    (2,178)
                                                     ===========      ============    ===========      ============

Basic income (loss) per share                        $      0.01      $    (0.28)     $      0.04      $    (0.63)
                                                     ===========      ===========     ===========      ===========

Diluted income (loss) per share                      $      0.01      $    (0.28)     $      0.04      $    (0.63)
                                                     ===========      ===========     ===========      ===========

Basic - weighted average shares
  used in per share computations                           4,085            3,467           4,071            3,462
                                                     ===========      ===========     ===========      ===========

Diluted - weighted average shares
  used in per share computations                           4,085            3,467           4,072            3,462
                                                     ===========      ===========     ===========      ===========


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six months ended
                                                                                            April 30,
                                                                                     2003                  2002
                                                                                 -----------           -----------
Cash flows from operating activities:
     Net income (loss)                                                           $       143           $    (2,178)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization:
              Property and equipment                                                     200                   362
              Software                                                                    15                    48
         Repayment of note receivable from stockholder                                    25                   ---
         Loss on abandonment of equipment                                                  4                    14
         Changes in operating assets and liabilities:
              Accounts receivable                                                         20                  (894)
              Inventories                                                                244                   803
              Other assets                                                                21                  (173)
              Trade accounts payable                                                    (337)                  803
              Other current liabilities                                                 (237)                 (625)
                                                                                 -----------           -----------
              Net cash provided by (used in) operating activities                         98                (1,840)
                                                                                 -----------           -----------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (42)                 (145)
     Capitalized software costs                                                           (9)                  (96)
                                                                                 -----------           -----------
                  Net cash used in investing activities                                  (51)                 (241)
                                                                                 -----------           -----------

Cash flows from financing activities:
     Proceeds from sale of common stock and warrants                                     ---                   905
     Proceeds from stock plans                                                            26                    16
                                                                                 -----------           -----------
                  Net cash provided by financing activities                               26                   921
                                                                                 -----------           -----------

              Net increase (decrease) in cash and cash equivalents                        73                (1,160)

Cash and cash equivalents at beginning of period                                       1,582                 3,644
                                                                                 -----------           -----------
Cash and cash equivalents at end of period                                       $     1,655           $     2,484
                                                                                 ===========           ===========


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2003 are not necessarily indicative of expected results for the full 2003 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2002.

We incurred substantial losses and negative cash flows from operations during the year ended October 31, 2002. Our auditors stated in their opinion at October 31, 2002 that these losses and negative cash flows raise substantial doubt about our ability to continue as a going concern. Our operations produced net income for the first six months of fiscal 2003 as we began to realize the full effect of our cost containment program due to reductions of our headcount, real estate obligations and certain non-essential spending. Our sales are to a limited number of original equipment manufacturer ("OEM") customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by us include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets. SFAS 148 now requires the SFAS 123 reconciliation quarterly.

2.   INVENTORIES:

Inventories comprise the following (in thousands):

                                                   April 30,    October 31,
                                                    2003            2002
                                                  ----------    -----------
                                                  (unaudited)
                     Finished goods               $     829     $     985
                 Parts and materials                    837           925
                                                  ----------    -----------
                                                  $1,666        $   1,910
                                                  ==========    ===========

3.   RESTRUCTURING COSTS:

The following table sets forth an analysis of the restructuring accrual as of October 31, 2002 and the payments made against it during the six months ended April 30, 2003 (in thousands):

     Restructuring accrual at October 31, 2002                       $ 249
         Less: Cash paid for accrued lease costs                      (145)
                                                                     -----
     Total restructuring accrual included in other accrued expenses  $ 104
                                                                     =====

4.   NET INCOME (LOSS) PER SHARE (UNAUDITED):

Basic income (loss) per common share for the three and six months ended April 30, 2003 and 2002 was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three months and six months ended April 30, 2003 were 672 and 598 and have been included in the calculation of diluted net income per share. Common stock equivalents for the three and six months ended April 30, 2002 were 36,952 and 18,351 have been excluded from shares used in calculating diluted loss per share because their effect would be anti-dilutive.

                                                          Three months ended                Six months ended
                                                               April 30,                        April 30,
                                                      ---------------------------      ---------------------------
                                                          2003           2002              2003           2002
                                                      -----------     -----------      -----------     -----------
BASIC

Weighted average number of
 common shares outstanding                                  4,085           3,467            4,071           3,462
                                                      -----------     -----------      -----------     -----------

Number of shares for computation of
 net income (loss) per share                                4,085           3,467            4,071           3,462
                                                      ===========     ===========      ===========     ===========

Net income (loss)                                     $        51     $      (961)     $       143     $    (2,178)
                                                      ===========     ============     ===========     ============

Net income (loss) per share                           $      0.01     $    (0.28)      $      0.04     $    (0.63)
                                                      ===========     ===========      ===========     ===========

DILUTED

Weighted average number of
 common shares outstanding                                  4,085           3,467            4,071           3,462

Shares issuable pursuant to options granted
  under stock option plans and warrants granted,
  less assumed repurchase at the average fair
  market value for the period                                 ---             (a)                1             (a)
                                                      -----------     -----------      -----------     -----------

Number of shares for computation of
 net income (loss) per share                                4,085           3,467            4,072           3,462
                                                      ===========     ===========      ===========     ===========

Net income (loss)                                     $        51     $      (961)     $       143     $    (2,179)
                                                      ===========     ============     ===========     ============

Net income (loss) per share                           $      0.01     $    (0.28)      $      0.04     $    (0.63)
                                                      ===========     ===========      ===========     ===========

(a) In loss periods, common share equivalents would have an anti-dilutive effect on loss per share and therefore have been excluded.

5. STOCK BASED COMPENSATION:

At April 30, 2003, we had two stock-based employee compensation plans and one stock-based directors compensation plan. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and income
(loss) per share would have been as follows (in thousands):

                                                                       Three Months                  Six Months
                                                                      Ended April 30,              Ended April 30,
                                                                   2003         2002             2003         2002
                                                                   ----         ----             ----         ----
Net income (loss), as reported                                     $    51      $ (961)          $  143     $(2,178)

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                             ---          (4)             ---         (16)
                                                                   -------      -------          ------     -------

Pro forma net income (loss)                                        $    51      $ (965)          $  143     $(2,194)
                                                                   =======      =======          ======     =======
Income (loss) per share:
Basic - as reported                                                $  0.01      $(0.28)          $ 0.04     $ (0.63)
                                                                   =======      =======          ======     =======

Basic - pro forma                                                  $  0.01      $(0.28)          $ 0.04     $ (0.63)
                                                                   =======      =======          ======     =======
Diluted - as reported                                              $  0.01      $ (0.28)         $0.04      $ (0.63)
                                                                   =======      =======          ======     =======

Diluted - pro forma                                                $  0.01      $ (0.28)         $ 0.04     $ (0.63)
                                                                   =======      =======          ======     =======

There were 23,000 stock options granted in the quarter ended April 30, 2003. The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: Dividend yield of 0%; expected volatility of 50%, risk-free interest rate of 3.0%, and expected life of four years.

6.   CONCENTRATION OF RISK:

In the three and six months ended April 30, 2003 and 2002, most of our sales were attributable to sales of communications products and were derived from a limited number of OEM customers. Sales to HP accounted for 54% and 15% of net sales during the second quarter of fiscal 2003 and 2002, respectively, and 49% and 24% of our net sales in the first six months of fiscal 2003 and 2002, respectively. The other customer with sales of 10% or more for the second quarter of fiscal 2003 was Data Connection Limited with sales of 13% compared to fiscal 2002 where customers with sales of 10% or more were Lockheed Martin - 23%, Lucent - 11%, mBalance - 11% and Dell - 10%. For the six months ended April 30, 2002, the only other customer accounting for more than 10% of sales was Lockheed Martin - 14%. HP accounted for 10% of our accounts receivable as of April 30, 2003 and April 30, 2002. Under a restructured product supply agreement entered into on October 31, 2002, HP submitted an end-of-life non-cancelable purchase order for approximately $1.6 million of our VME products, all of which shipped in the first two quarters of fiscal 2003. Subsequently, we received an additional order for approximately $0.8 million of VME products, of which $0.2 million was shipped in the second quarter of fiscal 2003 with the remaining amount to be shipped in the third quarter of fiscal 2003. We do not expect to receive future purchase orders for significant amounts of VME products from HP. We expect to continue to sell our Adapter products to HP. A significant reduction in orders from any of our OEM customers or failure to replace the revenue previously earned from product shipments to HP could have a material adverse effect on our business, operating results, financial condition and cash flows.

7.   WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Guarantees

In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of our agreements that we have determined are within the scope of FIN 45.

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

The following table sets forth an analysis of our warranty reserve at April 30, 2003 (in thousands):

    Warranty reserve at October 31, 2002                                  $ 55
        Less: Cost to service warranty obligations                         (13)
        Plus: Warranty accrual                                              11
                                                                          ----
    Total warranty reserve included in other accrued expenses             $ 53
                                                                          ====

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors and officer liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of April 30, 2003 and October 31, 2002, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and our landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2003 and October 31, 2002, respectively.


8.  LOAN TO OFFICER

On November 6, 1998, we made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47% and collateralized by 145,313 shares of our Common Stock. The loan was used to pay for the exercise of an option to purchase 139,400 shares of our Common Stock and related taxes. On April 16, 1999, the loan was increased to $743,800. The loan was extended for a one-year term under the same terms and conditions on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note is outstanding. On December 14, 2002 $25,000 in principal was repaid pursuant to the loan agreement. The loan bears interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal due on December 14, 2003. At April 30, 2003 all interest payments are current.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. Such risks and uncertainties include:

     -    our expectation regarding sales to HP in fiscal 2003;
     - the belief that the market for data and telecommunications controller products is slowly recovering from an economic downturn;
     - the adequacy of anticipated sources of cash and planned capital expenditures;
     - our expectations regarding quarterly operating expense levels and gross profit for fiscal 2003;
     -    trends or expectations regarding our operations;
     -    the concentration of our customers;
     -    delays in testing and introducing new products;
     -    changes in product demand;
     -    rapid technology changes;
     -    the highly competitive market in which we operate;
     -    the pricing and availability of equipment, materials and inventories;
     -    the financial stability of our contract manufacturers;
     -    various inventory risks due to market conditions;
     -    delays or cancellation of customer orders; and
     -    the entry of new well-capitalized competitors into our markets.

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2002.

RISK FACTORS

In addition to the other information in this Periodic Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

WE DEPEND UPON A SMALL NUMBER OF OEM CUSTOMERS, AND THE LOSS OF ANY OF THEM, OR THEIR FAILURE TO SELL THEIR PRODUCTS, WOULD LIMIT OUR ABILITY TO GENERATE REVENUES.

In fiscal 2002 and the first two quarters of fiscal 2003, most of our sales were derived from a limited number of OEM customers. In the first two quarters of fiscal 2003 and fiscal 2002, 2001 and 2000, sales of VME products to The Hewlett-Packard Company (previously Compaq Computer) ("HP") accounted for 49%, 30%, 34% and 66%, respectively, of our net sales. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP. We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end of life purchase order. We do not expect sales of VME products to HP to be a substantial portion of our revenues after fiscal 2003 and are dependent on our ability to sell products to other customer in sufficient quantities to replace the revenue previously generated by sales of VME products to HP.

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

Due to the adverse economic conditions in the telecommunications industry, our OEM telecommunications customers may hold excess inventory of our products. A result of the economic downturn is that certain of our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. Due to the current economic uncertainty, our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult.

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

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL.

The development and marketing of our products is capital-intensive. While we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next twelve months, we cannot assure that this will be the case. Further declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing in fiscal 2003 or the future. In addition, should we experience a significant growth in customer orders, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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

               RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

OUR COMMON STOCK IS AT RISK FOR DELISTING FROM THE NASDAQ SMALLCAP MARKET. IF IT IS DELISTED, OUR STOCK PRICE AND YOUR LIQUIDITY MAY BE IMPACTED.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. The closing bid price for our common stock has had periods of time when it traded below $1.00 for more than 30 consecutive trading days. We currently meet all the minimum continued listing requirements for the Nasdaq SmallCap Market. Our stockholders' equity as of April 30, 2002 is $3.9 million.

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

OVERVIEW

SBE, Inc. designs, markets, sells and supports network communications controller solutions for original equipment manufacturers in the global networking marketplace. Our solutions enable both datacom and telecom companies to rapidly deliver advanced networking products and services in order to compete effectively in today's fast-evolving public switched telephone network and Internet environment. Our products include wide area network ("WAN") and local area network ("LAN") interface adapters and high performance intelligent communications controllers for workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

We currently market, sell and support four lines of high-speed networking products: HighWire(TM) , WAN Adapters, LAN Adapters and VMEbus. All of these products are sold primarily to original equipment manufacturers. These products are often customized for a specific customer's application, and they support applications in a broad spectrum of industrial and commercial markets. Markets and application areas that our products serve include enterprise servers, data storage, process control, medical imaging, computer-aided engineering/automated test equipment, government/military defense systems and telecommunications networks.

Our business is characterized by a concentration of sales to a small number of original equipment manufacturers and, consequently, the timing of significant orders from major customers and their product cycles causes fluctuation in our operating results. The Hewlett-Packard Company ("HP") is the largest of our customers. Sales to HP accounted for 54% and 49% of our net sales in the three and six months ended April 30, 2003 and 15% and 24% % for the same periods in fiscal 2002, respectively. In the second quarter of fiscal 2003, sales to Data Connection Limited accounted for 13% of net sales. In the six months ended April 30, 2002, sales to Lockheed Martin constituted 14% of net sales. No other customer accounted for greater than 10% of net sales in the three or six months ended April 30, 2003 or 2002. HP accounted for 18% and 10% of our accounts receivable as of April 30, 2003 and April 30, 2002, respectively. Data Connection Limited accounted for 18% of our accounts receivable as of April 30, 2003. No other customers accounted for more than 10% of our accounts receivable as of April 30, 2003 or 2002, respectively Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. If any of our major customers reduces orders for our products, we could lose revenues and suffer damage to our business reputation.

Under a restructured product supply agreement entered into on October 31, 2002, HP submitted an end-of-life non-cancelable purchase order for approximately $1.6 million of our VME products, all of which shipped in the first two quarters of fiscal 2003. Subsequently, we received an additional order for approximately $0.8 million of VME products, of which $0.2 million was shipped in the second quarter of fiscal 2003 with the remaining amount to be shipped in the third quarter of fiscal 2003. We also signed a three year product support agreement with HP with an annual fee of $135,000, effective May 1, 2003, which stipulates that we will provide ongoing engineering and product warranty support for the VME products sold under the HP product supply contract. We do not expect to receive future purchase orders for significant amounts of VME products from HP. We expect to continue to sell our Adapter products to HP.

During the past 18 to 24 months, we have taken aggressive steps to reduce overall operating costs, including reducing headcount, relocating our engineering and headquarters facilities and closing our office in Madison, Wisconsin. Overall operating expense was $1.1 million for the quarter ended April 30, 2003 compared to $1.9 million for the same quarter in fiscal 2002 and $2.1 million for the six months ended April 30, 2003 compared to $3.8 million for the same six month period in fiscal 2002. In both periods, the decrease from year to year was the result of these cost reduction efforts. We continue to focus on cost containment and cash preservation and monitor our expense levels very closely. We expect our quarterly operating expense levels to be maintained at the current levels for the remainder of fiscal 2003 and into the first half of fiscal 2004.

The market environment for our products is extremely competitive and we have limited visibility into customer activity due to the downturn in the communications equipment marketplace. In spite of this uncertain market, we have been successful in selling and shipping our Adapter and HighWire products to 26 new customers during the first six months of fiscal 2003. One of our primary sales goals is to diversify our customer base and at the same time provide sources of revenue to fill the gap left by the HP end-of-life purchase of our VME products. Since the fourth quarter of fiscal 2001 we have 17 new "design wins" and have added a substantial number of new customers to our growing base of customers. A design win is defined as a program with an OEM customer that will generate at least $400,000 in recurring annual revenue typically within 12 to 18 months after the customer accepts and confirms the use of our product in their platform. We believe the combination of new customers and design wins will provide future revenue growth once there is a discernable recovery in the communications equipment marketplace. A variety of risks such as schedule delays, cancellations and changes in customer markets and economic conditions can adversely affect a design win before or after production is reached. With the current economic climate in the communications equipment marketplace, design activity has slowed and reaching production volumes is proving to be elusive for those products that have been designed. In these difficult economic times, poor customer visibility is causing ordering delays. These factors often result in a substantial portion of our revenue being derived from orders placed with in the quarter and shipped in the final month of the quarter.

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


Maintenance Revenue

We record deferred revenue upon receipt of non-cancelable purchase order or maintenance contract for extended maintenance and warranty services. We record the revenue as the services are delivered.

Non-Recurring Engineering Expenses

Contractual reimbursements for research and development ("R&D") expenditures under joint R&D contracts of purchase orders with customers are accounted for as reductions of related expenses as incurred.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and six months ended April 30, 2003 and 2002. These operating results are not necessarily indicative of our operating results for any future period.

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             APRIL 30,                  APRIL 30,
                                                          2003         2002           2003        2002
                                                   -----------    ---------       --------    --------
Net sales                                                  100%         100%           100%        100%
Cost of sales                                               38           47             39          46
                                                   -----------    ---------       --------    --------
  Gross profit                                              62           53             61          54
                                                   -----------    ---------       --------    --------
Product research and development                            17           45             16          52
Sales and marketing                                         19           33             18          37
General and administrative                                  24           32             24          38
                                                   -----------    ---------       --------    --------
Total operating expenses                                    60          109             58         127
                                                   -----------    ---------       --------    --------
  Operating income (loss)                                    1          (56)             3         (73)
Interest income                                              1          ---            ---           1
Income tax benefit                                           1          ---              1         ---
                                                   -----------    ---------       --------    --------
  Net income (loss)                                          3%         (56)%            4%        (72)%
                                                   ===========    ==========      ========    =========

NET SALES

Net sales for the second quarter of fiscal 2003 were $1.8 million, a 3% increase from the second quarter of fiscal 2002. For the first six months of fiscal 2003, net sales were $3.6 million, which represented a 21% increase over the same period in fiscal 2002. This increase was primarily attributable to end-of-life VME product shipments to HP related to a restructured product supply agreement. Sales to HP were $962,000 and $1.7 million in the three and six months ended April 30, 2003, compared to $327,000 and $727,000 for the same periods in fiscal 2002, a 194% and 138% increase, respectively. As discussed above, we do not expect sales of VME products to HP to continue beyond the order to be fulfilled in the third quarter of fiscal 2003. We expect sales of VME products to HP to be minimal for the foreseeable future.

We continue to see an overall slowdown in demand from our telecommunications customers due to adverse industry-wide economic conditions. These conditions resulted in our customers holding excess inventory of our products. Sales of our Adapter products decreased from $505,000 and $932,000 for the three and six months ended April 30, 2002 to $364,000 and $929,000 for the three and six month periods for fiscal 2003, respectively. Sales of our HighWire products decreased from $314,000 and $498,000 for the three and six months ended April 30, 2002 to $277,000 and $465,000 for the three and six month periods for fiscal 2003,
respectively.   In  the  future,  we  expect  our  net  sales  to  be  generated predominately by sales of our Adapter products followed by our Highwire products. All of our design wins and new customer adds are for applications using these product families. We will continue to sell and support our older VME products, but expect them to become a small portion of our future net sales.

Due to the adverse economic conditions in the communications equipment industry, our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. We anticipate that our net sales over the second half of fiscal 2003 will remain flat when compared with the first half of fiscal 2003, as we expect our customers to slowly deploy existing inventory and gradually return to new product design and product rollout. One of our major challenges is the replacement of the net sales previously provided by HP. HP (including its predecessors, Tandem Computer and Compaq Computer), has accounted for the majority of our net sales for the past five years. The market environment for our products is extremely competitive and we have limited visibility into customer activity due to the downturn in the communications equipment marketplace. In spite of this uncertain market, we have been successful in selling and shipping our Adapter and HighWire products to 26 new customers during the first six months of fiscal 2003. Many of these new customers are in the beginning stages of the product development but with their addition we have increased our base of customers to an all time high. In addition, since the fourth quarter of fiscal 2001 we have added 17 new "design wins." We believe the combination of new customers and design wins will provide future revenue growth once there is a discernable recovery in the communications equipment marketplace.

Due to the current economic uncertainty, our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer. Our sales backlog at April 30, 2003 was $900,000 , including the HP end-of-life order of VME products of $648,000 to be shipped in the third quarter, compared to $1.3 million at April 30, 2002.

GROSS MARGIN

Gross margin as a percentage of net sales in the second quarter of fiscal 2003 was 62% compared to 53% during the second quarter of fiscal 2002. For the first six months of fiscal 2003, the gross margin percentage was 61%, as compared to 54% during the same period of fiscal 2002. The increase in the gross margin in fiscal 2003 as compared to fiscal 2002 was primarily attributable to lower materials and manufacturing costs combined with a more profitable product mix in fiscal 2003. We expect our gross margin to range between 60% and 65% for our third quarter of fiscal 2003. As our the product mix of our net sales moves from VME to Adapter products, we expect to see our gross margin range between 53% to 55%. Although the expected sales to customers when they reach production level unit volume are expected to be higher than for VME or Highwire products, the market for Adapter products is extremely competitive and as a result, at production volumes, there is a greater downward price pressure than with our VME and Highwire products. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover, gross margin may be lower than projected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses for the three and six months period ending April 30, 2003 were $294,000 and $579,000, respectively, a decrease from $771,000 and $1.6 million for the same periods of fiscal 2002. The decrease resulted primarily from staff reductions and the closing of our Madison, Wisconsin facility during the fourth quarter of fiscal 2002. We continue to maintain the engineering capability to develop new products and upgrade existing products. During the first six months of fiscal 2003, we developed and released to production our new lanAdapter high speed Gigabit Ethernet product family including single, dual and 4-port copper and fiber ports. Where possible, we require our customers to reimburse our non-recurring engineering costs ("NRE") associated with certain product development or modifications projects. During the three and six months ended April 30, 2003, we were reimbursed $37,500 and $95,000 in NRE compared to $2,400 for the same three and six month periods in fiscal 2002, respectively. We expect product research and development spending to remain at current levels during the remainder of fiscal 2003.

SALES AND MARKETING

Sales and marketing expenses for the three and six months period ending April 30, 2003 were $336,000 and $643,000, respectively, a decrease from $643,000 and $1.1 million for the same periods of fiscal 2002. The decrease is primarily due to lower marketing program spending for products in addition to the effect of headcount reductions during the fourth quarter of fiscal 2002. We expect our quarterly sales and marketing expenses to remain at this level for the second half fiscal 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and six months period ending April 30, 2003 were $437,000 and $878,000, respectively, a decrease from $543,000 and $1.1 million for the same periods of fiscal 2002. This decrease was due to the effect of reduced headcount and a reduction in facility related spending. We expect our quarterly general and administrative expenses to remain at this level for the remainder of fiscal 2003.

INTEREST INCOME

Interest income decreased in the six months of fiscal 2003 from the same period in fiscal 2002 due to lower average interest earning cash balances.

INCOME TAXES

We recorded a benefit for income taxes of $22,000 in the second quarter of fiscal 2003 related to the Job Creation and Workers Assistance Act of 2002 signed into law by the President of the United States on March 9, 2002, which extended the net operating loss carryback from two to five years for losses generated in tax years ending in 2001 and 2002. As of April 30, 2003, we collected all of the tax benefits we recorded associated with the Job Creation and Workers Assistance Act of 2002.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $51,000 and $143,000 in the three and six months ended April 30, 2003, as compared to a net loss of $961,000 and $2.2 million in the same periods of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is dependent on many factors, including sales volume, operating expenses and the efficiency of inventory use and turnover and efficient collection of our accounts receivable. Our future liquidity will be affected by, among other things:

     -    the actual versus anticipated increase in sales of our products;
     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     - timing of product shipments, which occur primarily during the last month of the quarter;
     -    gross profit margin;
     -    the ability to raise additional capital, if necessary; and
     -    the ability to secure credit facilities, if necessary.

At April 30, 2003, we had cash and cash equivalents of $1.7 million, as compared to $1.6 million at October 31, 2002. In the first six months of fiscal 2003, $98,000 of cash was provided by operating activities, primarily as a result of $143,000 of net income, a $20,000 decrease in trade accounts receivable and a $244,000 decrease in inventories partially offset by a $337,000 decrease in trade accounts payable and a $235,000 decrease in other current liabilities. The decrease in inventory is reflective of our focus on just-in-time inventory practices where we place orders with our contract manufacturers as we receive purchase orders from our customers. The decrease in trade accounts payable was primarily due to a final end of contract payment to our discontinued contract manufacturer, XeTel. The decrease in other current liabilities was primarily the result of the payment of certain restructuring costs related to the closing of our office in Madison, Wisconsin. Working capital (current assets less current liabilities) at April 30, 2003 was $3.3 million, as compared to $3.0 million at October 31, 2002.

In the first six months of fiscal 2003, we purchased $42,000 of fixed assets, consisting primarily of computer and engineering equipment and $9,000 in software primarily for engineering and product design activities. Capital expenditures for each of the remaining quarters of fiscal 2003 are expected to range from $25,000 to $30,000 per quarter.

Cash provided by financing activities in the first six months of fiscal 2003 was the results of $51,000 received in the first six months of fiscal 2003 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and a required $25,000 principal payment on a loan made to our Chief Executive Officer in 1998.

On May 14, 2002, we secured a twelve month revolving $1.0 million working capital line of credit with a bank. On May 13, 2003, we renewed our working capital line of credit for twelve months until May 14, 2004. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate of 4.25% at April 30, 2003 plus 1.50%. We can draw down on the credit line based on a formula equal to 80% of our domestic accounts receivable. As of April, 30, 2003, we have not drawn down on this line of credit.

We realized significant reductions in our operating expenses due to our implementation of a program of controlled spending and headcount reduction initially instituted in mid-fiscal 2001 and continued throughout fiscal 2003. With these reductions, our quarterly operational cash flow breakeven point has been reduced to$1.8 million to $2.0 million in net sales at an expected 53% to 55% gross margin. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Our only significant contractual obligations and commitments relate to certain real estate operating leases for development and headquarters facilities and our supply agreement with HP.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at April 30, 2003 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial.

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

PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held on Tuesday, March 18, 2003, at our corporate offices located at 2305 Camino Ramon, Suite 200, San Ramon, California.

     The stockholders approved the following two items:

     (i) The election of one director to hold office until the 2006 Annual Meeting of Stockholders:

                                                        For           Against
                  William B. Heye, Jr.              4,002,383         38,847

     (ii) The ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending October 31, 2003. (For--3,988,407; Against--14,052; Abstain--38,771)

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

   10.9       Loan and security agreement dated May 13, 2002 between SBE, Inc. and Silicon Valley Bank. (9)

  10.10       Amendment to the Full Recourse  Promissory  Note executed by William Heye, Jr. in favor of SBE, Inc., dated December 14, 2001. (5)

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

(b) Reports on Form 8-K:

A report on Form 8-K was filed with the Securities and Exchange Commission on April 25, 2003. The report announced our dismissal of PricewaterhouseCoopers LLP as our independent accountants and the appointment of BDO Seidman LLP as our new independent accountants effective April 22, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 6, 2003.


                                              SBE, INC.
                                              Registrant


Date:  June 6, 2003                     By:   /s/ William B. Heye, Jr.
                                              --------------------------
                                                   William B. Heye, Jr.
                                                   Chief Executive Officer and
                                                   President
                                                   (Principal Executive Officer)

Date:  June 6, 2003                     By:   /s/ David W. Brunton
                                              ----------------------------------
                                                   David W. Brunton
                                                   Chief Financial Officer,
                                                   Vice President, Finance
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

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

Date:  June 6, 2003


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

Date:  June 6, 2003


/s/ David W. Brunton
--------------------
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary

                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER     DESCRIPTION OF DOCUMENT
   ------     -----------------------

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

   10.9       Loan and security agreement dated May 13, 2002 between SBE, Inc. and Silicon Valley Bank. (9)

  10.10       Amendment to the Full Recourse  Promissory  Note executed by William Heye, Jr. in favor of SBE, Inc., dated December 14, 2001. (5)

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