Form 10-Q
period 2003-07-31
SBE INC
filed 2003-09-11
CIK 87050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

              [X] Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

          [ ] Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________

                          Commission file number 0-8419

                                    SBE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         94-1517641
---------------------------------                       ----------------------
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

                                          Yes      X        No
                                                 -----            -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No   X
                                               ---   ------

The number of shares of Registrant's common stock outstanding as of August 31, 2003 was 4,684,411.

                                    SBE, INC.

                        INDEX TO JULY 31, 2003 FORM 10-Q



PART I   FINANCIAL INFORMATION

     ITEM 1       Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of
        July 31, 2003 and October 31, 2002....................................3

     Condensed Consolidated Statements of Operations for the
        three and nine months ended July 31, 2003 and 2002....................4

     Condensed Consolidated Statements of Cash Flows for the
        nine months ended July 31, 2003 and 2002..............................5

     Notes to Condensed Consolidated Financial Statements.....................6

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................13

     ITEM 3       Quantitative and Qualitative Disclosures about
                  Market Risk................................................26

     ITEM 4       Controls and Procedures....................................26

PART II  OTHER INFORMATION


     ITEM 2       Changes in Securities and Use of Proceeds..................26

     ITEM 6       Exhibits and Reports on Form 8-K...........................27


SIGNATURES...................................................................29

EXHIBITS.....................................................................30

PART I.           FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  July 31,              October 31,
                                                                                    2003                   2002
                                                                                 -----------           -----------
                                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $     1,990           $     1,582
    Trade accounts receivable, net                                                     1,005                   888
Inventories                                                                            1,603                  1,910
Other                                                                                    281                   220
                                                                                 -----------           -----------
          Total current assets                                                         4,879                 4,600

Property, plant and equipment, net                                                       343                    533
Capitalized software costs, net                                                           93                   110
Other                                                                                     79                    78
                                                                                 -----------           -----------
          Total assets                                                           $     5,394           $     5,321
                                                                                 ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                       $       305           $       488
    Accrued payroll and employee benefits                                                129                   159
    Other accrued expenses and deferred revenue                                          435                   531
    Refundable deposit                                                                   ---                   447
                                                                                 -----------           -----------

          Total liabilities                                                              869                 1,625
                                                                                 -----------           -----------

Stockholders' equity:
    Common stock                                                                      15,232                14,711
    Treasury stock                                                                      (409)                 (409)
    Note receivable from stockholder                                                    (245)                 (270)
    Accumulated deficit                                                              (10,053)              (10,336)
                                                                                 ------------          ------------
          Total stockholders' equity                                                   4,525                 3,696
                                                                                 -----------           -----------
          Total liabilities and stockholders' equity                             $     5,394           $     5,321
                                                                                 ===========           ===========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended                Nine months ended
                                                              July 31,                         July 31,
                                                         2003            2002             2003            2002
                                                     -----------      -----------     -----------      -----------
Net sales                                            $     1,621      $     2,786     $     5,249      $     5,793

Cost of sales                                                559            1,091           1,971            2,488
                                                     -----------      -----------     -----------      -----------

       Gross profit                                        1,062            1,695           3,278            3,305
                                                     -----------      -----------     -----------      -----------

Product research and development                             334              770             913            2,335

Sales and marketing                                          361              501           1,004            1,609

General and administrative                                   381              673           1,259            1,810

Restructuring costs (benefit)                               (154)             ---            (154)             ---
                                                     ------------     -----------     ------------     -----------

       Total operating expenses                              922            1,944           3,022            5,754
                                                     -----------      -----------     -----------      -----------

       Operating income (loss)                               140             (249)            256           (2,449)

Interest income                                                6               11              21               44
Other income (expense)                                        (4)              27             (10)              16
                                                     ------------     -----------     ------------     -----------

       Net income (loss) before income
         taxes                                               142             (211)            267           (2,389)

Provision (benefit) for income taxes                           1              (33)            (17)             (33)
                                                     -----------      ------------    ------------     ------------

Net income (loss)                                    $       141      $      (178)    $        284     $   (2,356)
                                                     ===========      ============    ============     ===========

Basic income (loss) per share                        $      0.03      $    (0.04)     $      0.07      $    (0.64)
                                                     ===========      ===========     ===========      ===========

Diluted income (loss) per share                      $      0.03      $    (0.04)     $      0.07      $    (0.64)
                                                     ===========      ===========     ===========      ===========

Basic  - shares used
  in per share computations                                4,288            4,042           4,145            3,659
                                                     ===========      ===========     ===========      ===========

Diluted - shares used
  in per share computations                                4,614            4,042           4,276            3,659
                                                     ===========      ===========     ===========      ===========


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                             July 31,
                                                                                 ---------------------------------
                                                                                     2003                  2002
                                                                                 -----------           -----------
Cash flows from operating activities:
     Net income (loss)                                                           $       284           $    (2,356)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
         Effect of remeasured warrant                                                     --                   (63)
         Depreciation and amortization:
              Property and equipment                                                     254                   514
              Software                                                                    26                    65
         Loss on abandonment of equipment                                                 13                    15
         Changes in operating assets and liabilities:
              Accounts and other receivables                                            (117)               (1,687)
              Inventories                                                                307                   865
              Other assets                                                               (62)                  (40)
              Trade accounts payable                                                    (183)                  518
              Other current liabilities                                                 (573)                 (635)
                                                                                 ------------          ------------
                  Net cash used in operating activities                                  (51)               (2,804)
                                                                                 ------------          ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (77)                 (143)
     Capitalized software costs                                                          (10)                 (141)
                                                                                 ------------          -----------
                  Net cash used in investing activities                                  (87)                 (284)
                                                                                 -----------           -----------

Cash flows from financing activities:
     Net proceeds from sale of common stock and warrants                                 478                   891
      Repayment of shareholder note                                                       25                   ---
     Proceeds from stock plans                                                            43                    16
                                                                                 -----------           -----------
                  Net cash provided by financing activities                              546                   907
                                                                                 -----------           -----------

              Net increase (decrease) in cash and cash equivalents                       408                (2,181)

Cash and cash equivalents at beginning of period                                       1,582                 3,644
                                                                                 -----------           -----------
Cash and cash equivalents at end of period                                       $     1,990           $     1,463
                                                                                 ===========           ===========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended July 31, 2003 are not necessarily indicative of expected results for the full 2003 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2002.

We incurred substantial losses and negative cash flows from operations during the year ended October 31, 2002. Our auditors stated in their opinion at October 31, 2002 that these losses and negative cash flows raise substantial doubt about our ability to continue as a going concern. Our operations produced net income for the first nine months of fiscal 2003 as we began to realize the full effect of our cost containment program due to reductions of our headcount, real estate obligations and certain non-essential spending. In addition, on June 27, 2003, we completed a private placement of 500,000 shares of common stock plus warrants to purchase 50,000 shares of common stock, resulting in net cash proceeds to the company of approximately $478,000. We used substantially all of the net cash proceeds from the private placement to purchase the assets of Antares Microsystems. See footnotes 8 and 10.

Our sales are to a limited number of original equipment manufacturer ("OEM") customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or debt or equity financing. If additional funds are raised through the issuance of securities or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt securities could result in additional dilution to current stockholders. Financing may not be available to us on acceptable terms, if at all.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimates and judgments made by us include matters such as collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets. SFAS 148 now requires the SFAS 123 reconciliation quarterly.


2.   INVENTORIES:

Inventories comprise the following (in thousands):

                                          July 31,    October 31,
                                            2003         2002
                                         ----------   ---------
                                         (unaudited)
                     Finished goods      $      792   $     985
                 Parts and materials            811         925
                                         ----------   ---------
                                         $    1,603   $   1,910
                                         ==========   =========

3.   RESTRUCTURING COSTS:

The following table sets forth an analysis of the restructuring accrual as of October 31, 2002 and the payments and adjustments made against it during the nine months ended July 31, 2003 (in thousands):

     Restructuring accrual at October 31, 2002                       $  249
         Less: Cash paid and adjustments for accrued lease costs       (188)
                                                                     ------
     Total restructuring accrual included in other accrued expenses  $   61
                                                                     ======

In the quarter ended July 31, 2003, we recognized a restructuring benefit of $154,000 after the final settlement of costs associated with prior real estate and equipment leases.

4.   NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share for the three and nine months ended July 31, 2003 and 2002 was computed by dividing the net income (loss) for the relevant period by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three months and nine months ended July 31, 2003 were 325,711 and 131,110 and have been included in the calculation of diluted net income per share. Common stock equivalents for the three and nine months ended July 31, 2002 were 44,705 and 45,967 have been excluded from shares used in calculating diluted net loss per share because the effect would have been anti-dilutive.

                                                          Three months ended                Nine months ended
                                                               July 31,                         July 31,
                                                      ---------------------------      ---------------------------
                                                          2003           2002              2003           2002
                                                      -----------     -----------      -----------     -----------
BASIC

Weighted average number of
 common shares outstanding                                  4,288           4,042            4,145           3,659
                                                      -----------     -----------      -----------     -----------

Number of shares for computation of
 net income (loss) per share                                4,288           4,042            4,145           3,659
                                                      ===========     ===========      ===========     ===========

Net income (loss)                                     $       141     $      (178)     $       284     $    (2,356)
                                                      ===========     ============     ===========     ============

Net income (loss) per share                           $      0.03     $    (0.04)      $      0.07     $    (0.64)
                                                      ===========     ===========      ===========     ===========


DILUTED

Weighted average number of
 common shares outstanding                                  4,288           4,042            4,145           3,659

Shares  issuable  pursuant  to options  granted
under  stock  option  plans and warrants granted,
less assumed repurchase at the average fair
market value for the period                                   326             (a)              131             (a)
                                                      -----------     -----------      -----------     -----------

Number of shares for computation of
 net income (loss) per share                                4,614           4,042            4,276           3,659
                                                      ===========     ===========      ===========     ===========

Net income (loss)                                     $       141     $      (178)     $       284     $    (2,356)
                                                      ===========     ============     ===========     ============

Net income (loss) per share                           $      0.03     $    (0.04)      $      0.07     $    (0.64)
                                                      ===========     ===========      ===========     ===========


(a) In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

5. STOCK BASED COMPENSATION:

At July 31, 2003, we had two stock-based employee compensation plans and one stock-based directors compensation plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, "our net income (loss) and income (loss) per share would have been as follows (in thousands):

                                                       Three Months             Nine Months
                                                       Ended July 31,          Ended July 31,
                                                       --------------          --------------
                                                      2003        2002        2003      2002
                                                      ----        ----        ----      ----
Net income (loss), as reported                     $    141   $     (178)   $  284   $  (2,356)

Add: Total stock-based compensation
expense (benefit) included in the net loss
determined under the recognition and
measurement principles of APB Opinion 25                  -            -         -           -


Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (43)         (87)      (43)       (103)
                                                   --------   ----------    ------   ---------


Pro forma net income (loss)                        $     98   $     (265)   $  241   $  (2,459)
                                                   ========   ==========    ======   =========
Net income (loss) per share:
Basic - as reported                                $   0.03   $   ( 0.04)   $ 0.07   $   (0.64)
                                                   ========   ==========    ======   =========

Basic - pro forma                                  $   0.02   $    (0.04)   $ 0.06   $   (0.64)
                                                   ========   ==========    ======   =========
Diluted - as reported                              $   0.03   $    (0.04)   $ 0.06   $   (0.64)
                                                   ========   ==========    ======   =========
Diluted - pro forma                                $   0.02   $    (0.04)   $ 0.06   $   (0.64)
                                                   ========   ==========    ======   =========


Options to purchase 52,500 shares of common stock were granted in the quarter ended July 31, 2003. The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: Dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 3.0%; and expected life of four years.

6.   CONCENTRATION OF RISK:

In the three and nine months ended July 31, 2003 and 2002, most of our sales were attributable to sales of communications products and were derived from a limited number of OEM customers. Sales to the Hewlett-Packard Company ("HP") accounted for 50% and 45% of net sales during the third quarter of fiscal 2003 and 2002, respectively, and 52% and 34% of our net sales in the first nine months of fiscal 2003 and 2002, respectively. There were no other customer with accounting for 10% or more of our net sales for the third quarter of fiscal 2003, compared to two customers in the third quarter of fiscal 2002 (Lockheed Martin - 15% and Nortel - 15%). For the nine months ended July 31, 2002, the only other customer accounting for more than 10% of net sales was Lockheed Martin - (14%). HP accounted for 30% and 43% of our accounts receivable as of July 31, 2003 and 2002, respectively. Under a restructured product supply agreement entered into on October 31, 2002, HP submitted an end-of-life product-discontinuation non-cancelable purchase order for approximately $1.6 million of our VME products, all of which shipped in the first two quarters of fiscal 2003. Subsequently, we received additional orders for approximately $1.0 million of VME products. Of this amount, $0.2 million was shipped in the second quarter of fiscal 2003 and the remaining amount was shipped in the third quarter of fiscal 2003. In September 2003, HP notified us that they would purchase an additional $2.6 million of VME products with deliveries scheduled for our fourth fiscal quarter of 2003 and the first two fiscal quarters of fiscal 2004. We expect to continue to sell our adapter products to HP but in small volumes. A significant reduction in orders from any of our OEM customers or failure to replace the net sales previously earned from product shipments to HP could have a material adverse effect on our business, operating results, financial condition and cash flows.

7.   WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of our agreements that we have determined are within the scope of FIN 45.

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

The following table sets forth an analysis of our warranty reserve at July 31, 2003 (in thousands):

         Warranty reserve at October 31, 2002                          $  55
             Less: Cost to service warranty obligations                  (13)
             Plus: Warranty accrual                                       11
                                                                       -----
         Total warranty reserve included in other accrued expenses     $  53
                                                                       =====


We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of July 31, 2003 and October 31, 2002.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2003 and October 31, 2002.

8.   SALE OF COMMON STOCK AND WARRANTS:

On June 27, 2003, we completed a private placement of 500,000 shares of common stock plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of $550,000 and net cash proceeds of approximately $478,000. The warrant has a term of five years and bears an exercise price of $1.50 per share subject to certain adjustment provisions.

In connection with the private placement, we retained the services of Puglisi & Co. as placement agent, and in connection therewith paid Puglisi & Co. and its associates a fee of $33,000 and warrants to purchase 150,000 shares of common stock. The warrants have a five-year term and bear exercise prices between $1.50 and $2.00 per share, subject to certain adjustment provisions. The warrants to purchase a total of 200,000 shares of common stock have a calculated fair market value of approximately $225,000. This value was derived using a "Black-Scholes" pricing model. We registered for resale all of the shares of common stock sold in this offering and the shares subject to sale pursuant to the exercise of the warrants with the Securities and Exchange Commission on Form S-3.

9.  LOAN TO OFFICER:

On November 6, 1998, we made a loan to an officer and stockholder in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47% and collateralized by 145,313 shares of our common stock. The loan was used to pay for the exercise of an option to purchase 139,400 shares of our common stock and related taxes. On April 16, 1999, the loan was increased to $743,800. The loan was extended for a one-year term under the same terms and conditions on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of at least $25,000 and up to $100,000 a year while the note is outstanding. On December 14, 2002, $25,000 in principal was repaid pursuant to the note. The loan bears interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal due on December 14, 2003. At July 31, 2003 all interest payments were current.

While the officer is current on his payments on the loan and we plan on pursuing all available courses of action to collect the amounts ultimately due on the loan, on October 31, 2002 we determined that it was probable that we will be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based generally on the fair value of the common stock collateralizing the note at October 31, 2002 and the amount of the officer's personal assets considered likely to be available to settle the note in December 2003. This valuation allowance is subject to adjustment in the future based on changes in the fair value of the common stock and personal assets collateralizing the loan. At July 31, 2003, we believe this valuation allowance is sufficient to cover unexpected losses.

10. SUBSEQUENT EVENT:

Effective as of August 7, 2003, we purchased substantially all of the assets of Antares Microsystems, Inc., a California corporation ("Antares"), excluding cash and accounts receivable, from the Assignee for the Benefit of Creditors of Antares ("Assignee") for a purchase price of $75,000 in cash plus $465,000 in costs associated with the payment of certain loan guarantees, legal fees, accounting fees, broker fees, contract transfer fees and moving expenses. We did not assume any of the liabilities associated with Antares. In connection the acquisition, we hired certain employees of Antares in order to continue the development of the Antares TCP/IP Offload Engine ("TOE") technology, which is in the developmental stage. In the event TOE is successfully completed and commercialized, we have committed to make certain payments of cash and/or stock as bonuses to certain of these employees, as sales of the TOE products occur.

The amount of consideration paid in connection with the asset acquisition was determined by extensive "arms-length" negotiation among the parties. We funded the acquisition of the assets in cash from our working capital plus proceeds from the sale of our common stock as described in Note 8. There was no material relationship between Assignee or Antares and us or any of our affiliates, any of our directors or officers, or any associate of any such director or officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" below.

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

RISK FACTORS

In addition to the other information in this Periodic Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO REPLACE NET SALES PREVIOUSLY GENERATED BY SALES OF VME PRODUCTS TO HP.

In the first three quarters of fiscal 2003 and 2002, sales of Versa Module Europa ("VME") products to The Hewlett-Packard Company (previously Compaq Computer) ("HP") accounted for 52% and 34%, respectively, of our net sales. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP that is no longer in effect. We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end-of-life product discontinuation purchase order under such contract. After termination of the contract, we received additional orders for $1.0 million, which orders were shipped in the second and third quarters of fiscal 2003. In September 2003, HP notified us that they would purchase an additional $2.6 million of VME products with deliveries scheduled for our fourth fiscal quarter of 2003 and the first two fiscal quarters of fiscal 2004. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP.

WE SELL OUR PRODUCTS TO A SMALL NUMBER OF OEM CUSTOMERS, AND THE LOSS OF ANY OF THEM, OR THEIR FAILURE TO SELL THEIR PRODUCTS, WOULD LIMIT OUR ABILITY TO GENERATE NET SALES.

In fiscal 2002 and the first three quarters of fiscal 2003, most of our sales were derived from a limited number of OEM customers, primarily HP. We expect that we will always derive most our net sales from sales to a limited number of OEM customers. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers would have a material adverse effect on our operating results, financial condition and cash flows of our customers is bound by a long-term purchase contract. Thus, we cannot provide any assurance that we will continue to sell our products at existing levels, if at all, to our existing OEM customers.

IF WE FAIL TO DEVELOP AND PRODUCE NEW HIGHWIRE AND ADAPTER PRODUCTS, WE MAY LOSE SALES AND OUR REPUTATION MAY BE HARMED.

Since late 1998, we have focused a significant portion of our research and development, marketing and sales efforts on our HighWire and Adapter products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of our products. If the HighWire and Adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

THE COMMUNICATIONS PRODUCTS MARKET IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE OUR NET SALES AND MARGINS.

We compete directly with vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future due to several factors, some of which are outside our control, including existence or absence of significant orders from OEM customers, fluctuating market demand for, and declines in the average selling prices of, our products, delays in the introduction of our new products, competitive product introductions, the mix of products sold, changes in our distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. We generally do not operate with a significant order backlog, and a substantial portion of our net sales in any quarter is derived from orders booked in that quarter. Accordingly, our sales expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders.

Due to the adverse economic conditions in the telecommunications industry, many of our customers may hold excess inventory of our products. A result of the economic downturn is that certain of our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. Due to the current economic uncertainty, our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult.

Based on the foregoing, we believe that quarterly operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter our net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock is likely to fall.

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR BUSINESS WOULD SUFFER.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as Frame Relay, DSL ("Digital Subscriber Line"), ATM ("Asynchronous Transfer Mode"), VoIP ("Voice over Internet Protocol") and 3G Wireless ("Third Generation Wireless Services"). There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

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

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL.

We did not generate positive cash flow from operations in fiscal 2002 or the first three quarters of fiscal 2003. As a result, while we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next twelve months, we cannot assure that this will be the case. Further declines in our sales or a failure to keep expenses in line with net sales could require us to seek additional financing in the future. In addition, should we experience a significant growth in customer orders, we may be required to seek additional capital to meet our working capital needs. If additional funds are raised through the issuance of securities or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt securities could result in additional dilution to current stockholders. Financing may not be available to us on acceptable terms, if at all.

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

               RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

OUR COMMON STOCK HAS BEEN AT RISK FOR DELISTING FROM THE NASDAQ SMALLCAP MARKET. IF IT IS DELISTED, OUR STOCK PRICE AND YOUR LIQUIDITY MAY BE IMPACTED.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. The closing bid price for our common stock has been below $1.00 for more than 30 consecutive trading days during portions of fiscal 2003. Although we currently meet all the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price again decline we could be subjected to potential delisting from the Nasdaq SmallCap Market.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

SBE, Inc. designs, markets, sells and supports network communications and storage controller solutions for original equipment manufacturers and enterprise class computing systems in the global networking and enterprise level information technology ("IT") marketplace. Our solutions enable both data communications and telecommunications companies in addition to enterprise class high-end server clients to rapidly deliver advanced networking and storage products and services. The addition of the Antares product line in August 2003 enables us to introduce an impressive collection of WAN, LAN, SCSI, Fibre Channel, and carrier cards across both the enterprise server and embedded markets. Our products with Linux and Solaris drivers and software now include wide area network ("WAN") and local area network ("LAN") interface adapters, storage products such as SCSI and Fibre Channel and high performance intelligent communications controllers for high-end enterprise level servers, workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, stocking distributors, independent manufacturers' representatives and value-added resellers.

With the addition of Antares, we now offer an increased portfolio of field-tested products of Ethernet, SCSI, Fibre Channel, and specialty I/O boards for the Enterprise Sun and Linux markets. The Antares products have been integrated into a variety of applications, including storage area networks and mission-critical data centers. We continue to operate under a single segment.

Our business is characterized by a concentration of sales to a small number of OEM and stocking distributors and, consequently, the timing of significant orders from major customers and their product cycles causes fluctuation in our operating results. With the addition of Antares, we have extended the reach of our product offerings to the enterprise level IT marketplace and are no longer wholly dependent on the OEM datacom marketplace. HP is the largest of our customers. Sales to HP accounted for 50% and 52% of our net sales in the three and nine months ended July 31, 2003, respectively and 45% and 34% for the same periods in fiscal 2002, respectively. In the three months ended July 31, 2002, Nortel accounted for 15% of our net sales. In the nine months ended July 31, 2002, sales to Lockheed Martin constituted 14% of net sales. No other customer accounted for greater than 10% of net sales in the three or nine months ended July 31, 2003 or 2002. HP accounted for 30% and 43% of our accounts receivable as of July 31, 2003 and July 31, 2002, respectively. No other customers accounted for more than 10% of our accounts receivable as of July 31, 2003 or 2002, respectively.

We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end-of-life purchase order under such contract. After termination of the contract, we received additional orders for $1.0 million. These orders were shipped in the second and third quarter of fiscal 2003. In September 2003, HP notified us that they would purchase an additional $2.6 million of VME products with deliveries scheduled for our fourth fiscal quarter of 2003 and the first two fiscal quarters of fiscal 2004. We also signed a three year product support agreement with HP with an annual fee of $135,000, effective May 1, 2003, which stipulates that we will provide ongoing engineering and product warranty support for the VME products sold under the HP product supply contract. We expect to continue to sell our Adapter products to HP in small volumes.

We have taken aggressive steps to reduce overall operating costs over the past two years, including reducing headcount, relocating our engineering and headquarters facilities and closing our office in Madison, Wisconsin. We continue to focus on cost containment and cash preservation and monitor our expense levels very closely.

The market environment for our products is extremely competitive and we have limited visibility into customer activity due to the downturn in the communications equipment marketplace. In spite of this uncertain market, we have been successful in selling and shipping our Adapter and HighWire products to 40 new customers during the first nine months of fiscal 2003. One of our primary sales goals is to diversify our customer base and at the same time provide sources of net sales to fill the gap left by the HP end-of-life purchase of our VME products.

In the quarter ended July 31, 2003 we had four new design wins. Since the fourth quarter of fiscal 2001 we have 21 new "design wins" and have added a substantial number of new customers to our growing base of customers. A design win is defined as a program with an OEM customer that will generate at least $400,000 in recurring annual net sales typically within 12 to 18 months after the customer accepts and confirms the use of our product in their platform. We believe the combination of new customers and design wins will provide future sales growth once there is a discernable recovery in the communications equipment marketplace. A variety of risks such as schedule delays, cancellations and changes in customer markets and economic conditions can adversely affect a design win before or after production is reached. With the current economic climate in the communications equipment marketplace, design activity has slowed and reaching production volumes is proving to be elusive for those products that have been designed. In these difficult economic times, poor customer visibility is causing ordering delays. These factors often result in a substantial portion of our net sales being derived from orders placed within the quarter and shipped in the final month of the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates include levels of reserves for doubtful accounts, obsolete inventory, warranty costs and deferred tax assets. Actual results could differ from those estimates.

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

Maintenance Revenues

We record deferred revenues upon receipt of a non-cancelable purchase order or maintenance contract for extended maintenance and warranty services. We record the revenues to the income statement as the services are delivered or over the contract period.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended July 31, 2003 and 2002. These operating results are not necessarily indicative of our operating results for any future period.

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         ------------------               -----------------
                                                              JULY 31,                         JULY 31,
                                                              --------                         --------
                                                       2003           2002              2003        2002
                                                   -----------    -----------       -----------    -----------
Net sales                                                  100%           100%              100%           100%
Cost of sales                                               34             39                38             43
                                                   -----------    -----------       -----------    -----------
  Gross profit                                              66             61                62             57
                                                   -----------    -----------       -----------    -----------
Product research and development                            21             28                17             40
Sales and marketing                                         22             18                19             28
General and administrative                                  24             24                24             31
Restructuring (benefit)                                    (10)           ---                (3)           ---
                                                   ------------   -----------       ------------   -----------
Total operating expenses                                    57             70                57             99
                                                   -----------    -----------       -----------    -----------
  Operating income (loss)                                    9             (9)                5            (42)
Interest and other income                                  ---              3               ---              2
Income tax benefit                                         ---            ---               ---            ---
                                                   -----------    -----------       -----------    -----------
  Net income (loss)                                          9%            (6)%               5%           (40)%
                                                   ===========    ============      ===========    ============

NET SALES

Net sales for the third quarter of fiscal 2003 were $1.6 million, a 42% decrease from the third quarter of fiscal 2002. This decrease for the comparable quarters was primarily attributable a reduction in shipments of our VME products to HP and Lockheed Martin in addition to reductions in shipments of our Adapter products to Nortel. Sales to HP were $804,000 in the three months ended July 31, 2003, compared to $1.1 million for the same period in fiscal 2002, a 27% decrease. We also had a decrease in our sales to Lockheed Martin. In the third quarter of fiscal 2002, we shipped $415,000 in VME products to Lockheed Martin for FAA control tower color display systems compared to $39,000 this quarter, a 91% decrease. Lockheed continues to deploy the systems but the velocity of the deployment has slowed considerably. Our sales of adapter products to Nortel for the comparable quarterly periods decreased from $414,000 to $180,000, a 57% decrease, due to a slowness of in demand for the Nortel products in which our adapter products are incorporated.

For the first nine months of fiscal 2003, net sales were $5.2 million, which represented a 9% decrease over the same period in fiscal 2002. For the comparable nine-month periods, Sales to HP were $2.7 million in the nine months ended July 31, 2003, compared to $2.0 million for the same period in fiscal 2002, a 23% increase. This increase is primarily due to an end-of-life purchase order for $1.6 million, all of which shipped in the first two quarters of fiscal 2003. In September 2003, HP notified us that they would purchase an additional $2.6 million of VME products with deliveries scheduled for our fourth fiscal quarter of 2003 and the first two fiscal quarters of fiscal 2004. We do not expect sales of VME products to HP to continue beyond the order fulfilled in the second quarter of fiscal 2004.

We continue to see an overall slowdown in demand from our telecommunications customers due to adverse industry-wide economic conditions. Sales of our Adapter products were $423,000 for the three months ended July 31, 2003 compared to $683,000 for the three months ended July 31, 2002. Sales of our HighWire products were $165,000 for the quarter ended July 31, 2003 compared to $301,000 for the same quarter last year. For the nine months ended July 31, 2003, sales of our Adapter products was $1.4 million compared to $1.6 million for the same nine-month period in fiscal 2002. Sales of our HighWire products were $799,000 for the nine months just ended compared to $799,000 for the same period last year. In the future, we expect our net sales to be generated predominantly by sales of our Adapter products followed by the Antares products. We expect to see a continued slowness in the sale of our Highwire products due to the continued downturn in the communications equipment markets All of our design wins and new customer adds are for applications using these product families. We will continue to sell and support our older VME products, but expect them to become a declining portion of our future net sales.

Due to the adverse economic conditions in the communications equipment industry, our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. We anticipate that our net sales over the last quarter of fiscal 2003 will remain flat when compared with the first three quarters of fiscal 2003, as we expect our customers to slowly deploy existing inventory and gradually return to new product design and product rollout. One of our major challenges is the replacement of the net sales previously provided by HP. HP (including its predecessors, Tandem Computer and Compaq Computer), has accounted for the majority of our net sales for the past five years. The market environment for our products is extremely competitive and we have limited visibility into customer activity due to the downturn in the communications equipment marketplace. In spite of this uncertain market, we have been successful in selling and shipping our Adapter and HighWire products to 40 new customers during the first nine months of fiscal 2003. Many of these new customers are in the beginning stages of the product development but with their addition we have increased our base of customers to an all time high. In addition, since the fourth quarter of fiscal 2001 we have added 21 new "design wins." We believe the combination of new customers and design wins will provide future growth in net sales once there is a discernable recovery in the communications equipment marketplace.

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

GROSS MARGIN

Gross margin as a percentage of net sales in the third quarter of fiscal 2003 was 66% compared to 61% during the third quarter of fiscal 2002. For the first nine months of fiscal 2003, the gross margin percentage was 62%, as compared to 57% during the same period of fiscal 2002. The increase in the gross margin in fiscal 2003 as compared to fiscal 2002 was primarily attributable to lower materials and manufacturing costs combined with a more profitable product mix in fiscal 2003 and sales of previously written-down inventory used by HP. Excluding sales to Hp, our gross margin would have been 57% for fiscal 2003. We expect our gross margin to range between 60% and 65% for our fourth quarter of fiscal 2003. As our product mix of our net sales moves from VME to Adapter products and we integrate Antares' product into our product lines and sales force, we expect to see our future gross margin to decrease to approximately 55%. The market for Adapter products is extremely competitive and as a result, at production volumes, there is a greater downward price pressure than with our VME and

Highwire products. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover, gross margin may be lower than projected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses for the three and nine month periods ending July 31, 2003 were $334,000 and $913,000, respectively, a decrease from $770,000 and $2.3 million for the same periods of fiscal 2002. The decrease resulted primarily from staff reductions and the closing of our Madison, Wisconsin facility during the fourth quarter of fiscal 2002. We continue to maintain the engineering capability to develop new products and upgrade existing products. During the first nine months of fiscal 2003, we developed and released to production our new lanAdapter high-speed Gigabit Ethernet product family including single, dual and 4-port copper and fiber ports. We also developed and release a new Gigabit Ethernet product incorporating HyperTransport technology. We will continue to pursue a targeted program of product development and with the acquisition of the Antares assets we hired a Vice President of Engineering and three design engineers to enhance our product development and support activities. We expect our quarterly product research and development expenses to increase by 30% to 40% during the last quarter of fiscal 2003 and into fiscal 2004.

SALES AND MARKETING

Sales and marketing expenses for the three and nine month periods ending July 31, 2003 were $361,000 and $1.0 million, respectively, a decrease from $501,000 and $1.6 million for the same periods of fiscal 2002. The decrease is primarily due to lower marketing program spending for products in addition to the effect of headcount reductions during the fourth quarter of fiscal 2002. We recently hired a product manager associated and technical support engineer with the acquisition of the Antares assets in addition to a Vice President of Marketing and expect our quarterly sales and marketing expenses to increase by 10% to 20% during the last quarter of fiscal 2003 and the first two quarters of fiscal 2004 as we begin to renew our product marketing efforts and attend an increasing number of industry specific trade shows.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and nine month periods ending July 31, 2003 were $381,000 and $1.2 million, respectively, a decrease from $673,000 and $1.8 million for the same periods of fiscal 2002. This decrease was due to the effect of reduced headcount and a reduction in facility related spending. We expect our quarterly general and administrative expenses to remain at this level for the remainder of fiscal 2003. In the quarter ended July 31, 2003, we recognized a restructuring benefit of $154,000 after the final settlement of costs associated with prior real estate and equipment leases.

INTEREST INCOME

Interest income decreased in the nine months of fiscal 2003 from the same period in fiscal 2002 due to lower average interest earning cash balances coupled with lower average interest rates.

INCOME TAXES

We recorded a benefit for income taxes of $22,000 in the second quarter of fiscal 2003 related to the Job Creation and Workers Assistance Act of 2002 signed into law by the President of the United States on March 9, 2002, which extended the net operating loss carryback from two to five years for losses generated in tax years ending in 2001 and 2002. As of July 31, 2003, we collected all of the tax refunds we recorded associated with the Job Creation and Workers Assistance Act of 2002. We have approximately $8.6 million of income tax loss carryforwards that are expected to be utilized to offset future taxable income. The deferred tax assets associated with these benefits have been fully reserved in prior periods.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $141,000 and $284,000 in the three and nine months ended July 31, 2003, as compared to a net loss of $178,000 and $2.4 million in the same periods of fiscal 2002.

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

At July 31, 2003, we had cash and cash equivalents of $2.0 million, as compared to $1.6 million at October 31, 2002. In the first nine months of fiscal 2003, $51,000 of cash was used by operating activities, primarily as a result of a reduction in liabilities and other current assets. The decrease in other current liabilities was primarily the result of the $447,000 payment to HP related to the long-term product supply agreement cancellation. The decrease in inventory is reflective of our focus on just-in-time inventory practices where we place orders with our contract manufacturers as we receive purchase orders from our customers. Working capital (current assets less current liabilities) at July 31, 2003 was $4.0 million, as compared to $3.0 million at October 31, 2002.

In the first nine months of fiscal 2003, we purchased $77,000 of fixed assets, consisting primarily of computer and engineering equipment and $10,000 in software primarily for engineering and product design activities. Capital expenditures for the remaining quarter of fiscal 2003 are expected to range from $25,000 to $30,000.

Cash provided by financing activities in the first nine months of fiscal 2003 was the results of $43,000 received in the first nine months of fiscal 2003 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and a required $25,000 principal payment on a loan made to our Chief Executive Officer in 1998. On June 27, 2003, we completed a private placement of 500,000 shares of common stock at $1.10 per share plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of approximately $550,000 and net proceeds after offering expenses of approximately $478,000.

On May 14, 2002, we secured a twelve-month revolving $1.0 million working capital line of credit with a bank. On May 13, 2003, we renewed our working capital line of credit for twelve months until May 14, 2004. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate of 4.00%, at July 31, 2003, plus 1.50%. Draw-downs on the credit line are based on a formula equal to 80% of our domestic accounts receivable. As of July 31, 2003, we are in compliance with all the covenants of our credit line and have not drawn down on this line of credit.

Effective as of August 7, 2003, we purchased substantially all of the assets of Antares Microsystems, Inc., a California corporation ("Antares"), excluding cash and accounts receivable, from the Assignee for the Benefit of Creditors of Antares ("Assignee") for a purchase price of $75,000 in cash plus $465,000 in costs associated with the payment of certain loan guarantees, legal fees, accounting fees, broker fees, contract transfer fees and moving expenses. We did not assume any of the liabilities associated with Antares. In connection the acquisition, we hired certain employees of Antares in order to continue the development of the Antares TCP/IP Offload Engine ("TOE") technology, which is in the developmental stage. In the event TOE is successfully completed and commercialized, we have committed to make certain payments of cash and/or stock as bonuses to certain of these employees, as sales of the TOE products occur.

We realized significant reductions in our operating expenses due to our implementation of a program of controlled spending and headcount reduction initially instituted in mid-fiscal 2001 and continued throughout fiscal 2003. With these reductions and the addition of the ongoing operational costs associated with the purchase of the Antares assets, our future quarterly operational cash flow breakeven point is expected to be $2.2 million to $2.5 million in net sales at an expected 55% gross margin. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Our only significant contractual obligations and commitments relate to certain real estate operating leases for development and headquarters facilities and our supply agreement with HP.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at July 31, 2003 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial.

ITEM 4.     CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of July 31, 2003, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of such evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 27, 2003, we issued 500,000 shares of common stock plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of approximately $550,000 and net cash proceeds of approximately $478,000. The warrant has a term of five years and bears an exercise price of $1.50 per share, subject to certain adjustment provisions. The securities were sold to accredited investors. In connection with the private placement, we retained the services of Puglisi & Co. as placement agent, and paid Puglisi & Co. and its associates a fee of $33,000 and warrants to purchase 150,000 shares of common stock, subject to certain adjustment provisions. These warrants have a five-year term and bear exercise prices between $1.50 and $2.00 per share. The issuances of stock and warrants were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. This exemption was claimed because the securities were issued only to accredited investors and the offering otherwise met the requirements for the Rule 506 exemption. The proceeds were used to purchase the assets of Antares Microsystems as described elsewhere in this report.

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

    4.1 Stock subscription agreement, dated April 30, 2002, between Stonestreet L.P. and SBE, Inc. (3)

    4.2 Warrant dated April 30, 2002, to purchase 111,111 shares of common stock of SBE, Inc. in favor of Stonestreet L.P. (3)

    4.3 Warrant dated April 30, 2002, to purchase 11,429 shares of common stock of SBE, Inc. in favor of Vintage Partners L.L.C.
                  (3)

    4.4           Amendment   dated  August  22,  2002  to  stock   subscription
                  agreement   dated  April  30,  2002  between  SBE,   Inc.  and
                  Stonestreet L.P. (4)

    4.5 Securities Purchase Agreement, dated July 27, 2003, between SBE, Inc. and purchasers of SBE's common stock thereunder, including form of warrant issued thereunder (10)

    4.6 Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price) (10)

    4.7 Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price) (10)

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

   10.10 Amendment to the Full Recourse Promissory Note executed by William Heye, Jr. in favor of SBE, Inc., dated December 14, 2001. (5)

   31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                  (10) Filed as an exhibit to Form S-3 dated July 10, 2003 and incorporated herein by reference.



(b) Reports on Form 8-K:

A report on Form 8-K was filed with the Securities and Exchange Commission on May 21, 2003. The report furnished our press release announcing our financial results for the quarter ended April 30, 2003

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 11, 2003.


                                    SBE, INC.
                                   Registrant


Date:  September 11, 2003                By: /s/ William B. Heye, Jr.
                                             --------------------------
                                             William B. Heye, Jr.
                                             Chief Executive Officer and
                                             President
                                             (Principal Executive Officer)

Date:  September 11, 2003                By: /s/ David W. Brunton
                                             ---------------------------
                                             David W. Brunton
                                             Chief Financial Officer,
                                             Vice President, Finance
                                             and Secretary
                                             (Principal Financial and
                                              AccountingOfficer)