Form 10-K
period 2003-10-31
SBE INC
filed 2004-01-26
CIK 87050

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

                   For the fiscal year ended October 31, 2003

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

                           Commission File No. 0-8419

                                    SBE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                          94-1517641
-------------------------------                     ----------------------------
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

                                      None
           -----------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      The approximate aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on April 30, 2003 as reported on the Nasdaq SmallCap Market, was $3,122,522. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

      The number of shares of the registrant's common stock outstanding as of December 31, 2003 was 4,944,127.

                       Documents incorporated by reference

      Portions of the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders, scheduled for March 16, 2004, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    SBE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I

    Item 1   Business                                                          4
    Item 2   Properties                                                       17
    Item 3   Legal Proceedings                                                17
    Item 4   Submission of Matters to a Vote of Security Holders              18

PART II

    Item 5   Market for Registrant's Common Equity
                  and Related Stockholder Matters                             19
    Item 6   Selected Financial Data                                          20
    Item 7   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               21
    Item 7A  Quantitative and Qualitative Disclosures about Market Risk       33
    Item 8   Financial Statements and Supplementary Data                      33
    Item 9   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      33
    Item 9A  Controls and Procedures                                          33

PART III

    Item 10  Directors and Executive Officers of the Registrant               35
    Item 11  Executive Compensation                                           35
    Item 12  Security Ownership of Certain Beneficial Owners
                  and Management                                              35
    Item 13  Certain Relationships and Related Transactions                   35
    Item 15  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                          36

SIGNATURES                                                                    40

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements set forth in or incorporated by reference in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, our
expectations   regarding  our  sales  to  The   Hewlett-Packard   Company,   our
expectations regarding the market for client server networking products, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding our operations. Words such as "may," "will," "should," "believes," "anticipates," "expects," "intends," "plans," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Item 1 - Business -- Risk Factors" on page 13 and elsewhere in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Overview

SBE, Inc. develops and provides network communications solutions for original equipment manufacturers ("OEM") in both the embedded and enterprise-level information technology ("IT") computing markets. Embedded networking technology is hardware or software that serves as a component within a larger networking device or system such as a Gigabit Ethernet input/output card with Linux or
Solaris software drivers that plugs into an expansion slot in a high-end computer. Embedded networking solutions enable the functionality of many commonly used devices or equipment, such as products and solutions for basic telephone and internet services, mobile phones, medical equipment, airplanes, and automobiles. Enterprise/IT refers to all of the equipment, processes, procedures and systems used to provide and support computing and other information systems used within an organization including those reaching out to customers and suppliers. Enterprise computing technologies power mission-critical data management/processing and networking applications within a corporation, such as order entry, accounts receivable, payroll, inventory, email/voicemail management, internet and intranet access.

We deliver a product portfolio comprised of standards-based wide area networking ("WAN"), local area networking ("LAN"), storage area network ("SAN") interface cards, communications controllers with its own microprocessor and memory on board, and enabling communications software. Our products are designed to be functionally compatible with each other and, because we use industry standard form factors and technologies, our products are compatible with other industry standard products. This standard scalability and modularity offers our customers greater flexibility to develop solutions for unique product configurations and applications. Our products are designed using industry standard form factors including those known as peripheral component interconnect ("PCI"), CompactPCI, VersaModule- Eurocard ("VME"), PCI Mezzanine card ("PMC"), and PCI Telecom Mezzanine Card ("PTMC"). Form factors are the shape and size of interface cards used to expand the functionality of standard computer bus architectures. A PCI is a 32-bit local bus architecture used to transfer data from a computer's main microprocessor to peripherals such as hard disks and video adapter. CompactPCI is an adaptation of the PCI 32-bit bus architecture designed to expand the number of available slots for peripheral devices from four to eight and to improve a computer's ability to withstand adverse conditions such as extreme vibration. VME is a mechanical and electrical bus architecture developed in Germany by Motorola in the late 1970s. A PMC card plugs into a standard PCI or CompactPCI card enabling it to provide differing input/output or computing functions. A PTMC is a PMC card designed specifically for telecommunication applications.

Our solutions have been integrated into a wide spectrum of applications to enable network connectivity, including Wi-Fi, Enhanced 911, enterprise servers, data storage, data messaging, process control, media gateways, routers, internet access devices, medical imaging, CAE/automated test equipment, government/military defense systems and telecommunications networks. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

SBE was incorporated in 1961 as Linear Systems, Inc. In 1976, we completed our initial public offering. In July 2000, we acquired LAN Media Corporation ("LMC"), a privately held wide area networking adapter company, to complement and grow our WAN adapter product line from both a hardware and software perspective. In August 2003, we acquired the products and technologies of Antares Microsystems to expand into the enterprise information technology market. We continue to operate under a single business unit.

Business Strategy

Our  objective  is  to  be  a  leading  provider  of  high-performance   network
communications solutions by delivering reliable, flexible, cost-efficient products in a timely manner to our customers, thus allowing them to focus on their core competencies.

During fiscal 2003, we made significant steps in achieving this objective, including:

o     Maintained Business Viability and Profitability

We took steps in fiscal 2002 to reduce our operating expenses while continuing to invest in key product development initiatives. Realigning our business strategy and implementing cost controls allowed us to maintain profitability in fiscal year 2003.

o     Strategic Acquisitions and Investments

We believe that joining the products and technologies of Antares with those of SBE has strengthened our ability to provide solutions to both the embedded and enterprise markets. The addition of Antares products extended our portfolio of products to include field-tested Ethernet, SCSI, Fibre Channel and specialty input/output ("I/O") boards for the enterprise Sun and Linux arena. The Antares products have been integrated into a variety of applications, including SAN and data centers. Our expanded portfolio of products has resulted in a wide-ranging collection of WAN, LAN, storage, and intelligent communication controller boards with Linux and Solaris software driver support for both the embedded and enterprise server markets. We believe this expanded technology portfolio opens up opportunities for further penetration into existing customers accounts as well as into new markets and applications.

o     Expanded Market Focus

Although we have traditionally focused on telecommunications applications, we have also identified and pursued opportunities in other market sectors, including finance/banking, industry and government. For example, in May 2003, our HW400c/M product was selected for use in connection with a Federal Aviation Agency base station upgrade.

o     Ongoing New Product Developments

In order to meet the ever-changing requirements of the industry and our customers, we believe that it is important to maintain a strong and flexible portfolio of products designed for easy and quick deployment into a variety of unique applications.

      - Linux "On Demand". Recognizing the value to our customers, we began developing Linux software drivers for SBE products using internal resources and those from partnering software companies.

      - HyperTransport(TM) Ethernet Adapter. SBE developed a dual port Gigabit Ethernet adapter based on HyperTransport(TM) technology to complement its family of LAN interface cards. HyperTransport(TM) technology is designed to transfer data at 6.4 Gigabytes per second and is approximately 48 times faster than PCI, 6 times faster than PCI-X and 5 times faster than InfiniBand using 4 channels. HyperTransport(TM) technology is designed to provide more bandwidth than current interconnect technologies, use low-latency responses, be compatible with legacy PC buses, be extensible to new Systems Network Architecture buses, be compatible with existing and future operating systems and be software compatible with PCI. Its electrical design is intended to improve reliability and reduce board design complexity.

      - Passive PMC-to-PCI Adapter. In July 2003, we introduced adaptPCI-1PMC, a single slot PCI card to facilitate the integration of PMC or PTMC boards into standard PCI systems. The adaptPCI-1PMC is designed to reduce the time required to integrate PMC or PTMC boards into PCI systems, thus allowing our customers to focus on their core competencies. Well-suited for enterprise router/switch/gateway providers and system integrators, adaptPCI-1PMC can be conveniently bundled with SBE's PMC and PTMC modules or sold individually for use with any standard third-party module.

In fiscal 2004, we plan to further build on the momentum that was generated over the past year by turning our technology investments into strong, customer-driven product solutions, continuing to diversify our customer base, and actively seeking out new market opportunities. Specifically, our key focus areas for the upcoming year include:

o     Build  and  Strengthen   Awareness  of  Expanded  Product   Portfolio  and
      Capabilities within Target Markets

With the acquisition of Antares' products, we have entered the enterprise arena with an enhanced line of LAN and Storage products. We intend to launch an aggressive sales and marketing campaign to develop and enhance awareness of our portfolio of products and capabilities.

o     Expand Market and Customer Diversification

With the expansion of our products, we intend to further penetrate existing territories and capture opportunities in new markets and applications. In addition, we have strengthened our distribution channels to broaden coverage both domestically and internationally and allow for a wider set of application and market targets.

o     Continue to Invest in New Products and Technologies

Continued investment in new products and technologies is critical in driving the long-term growth and success of the business. Areas of technological focus over the next year include:

Evolution of WAN Product Line. We are currently planning several additions to our WAN product line, including a fully channelized T3 adapter supporting 672 channels and a PMC module featuring 8 or 16 T1/E1 ports.

Expansion of HighWire Line of Intelligent Communications Controllers. We plan to enhance the HW400c/R product, a 6U CompactPCI intelligent SS7 protocol processor with interfaces to 8 T1/E1/J1 ports, to include PICMG 2.16 Packet Switched Backplane and Intelligent Platform Management Interface ("IPMI") specifications. We are also developing the next generation HighWire CompactPCI controller with IPMI to the backplane, Ethernet switch, and dual PTMC support. As with our currently available platforms, SBE's future processors will be designed to provide embedded Linux with the intent to offer 100% interoperability with a wide array of WAN, LAN, and Storage PMCs.

TCP/IP Offload Engine ("TOE"). As Ethernet speeds continue to increase, the need for significant offloading of protocol processing becomes increasingly important. TOE is designed to offload CPU processing in order to increase application performance and alleviate networking bottlenecks. Given the prevalence of TCP/IP networking equipment in today's global electronic communications, we expect the opportunities to deploy the board-level TOE solutions that we have in development to increase. We expect that demand for TOE will continue to increase as network bandwidth requirements escalate.

Serial Attached SCSI. As we grow and evolve our broad line of ("SCSI") or Small Computer System Interface adapters, we will focus on the next generation of SCSI, namely Serial Attached SCSI. As enterprise storage requirements increase and become more complex, factors such as larger capacity, greater density, security, scalability and accessibility will become more critical. There will be a greater need for enterprise data centers to be online at all times, fulfill requests from numerous users simultaneously, allow for constant growth and expansion, and be maintained while in operation. Serial Attached SCSI is designed to meet these demands.

Products

We design and provide network interface cards and communication controllers serving the embedded and enterprise markets. Our network interface adapters are open standards interface adapter cards that do not have a microprocessor onboard ("state machine products"). They are designed to provide developers of networking and data communications equipment a simple and effective way to integrate WAN, LAN, SCSI, and/or Fibre Channel interfaces into their systems. All of our products are supported by communications software developed by SBE and a select group of third party partners.

Although SBE continues to sell and manufacture products such as multibus, VMEbus, and ISA, we emphasize five principal lines of products: WAN adapters, LAN/Ethernet adapters, storage network interface cards ("NICs"), intelligent communications controllers, and custom and specialty I/O.

Wide Area Networking Adapters

A wide area network is a computer network that spans a relatively large geographical area. Computers connected to a WAN are often connected through public networks, such as the telephone system, leased lines or satellites. Our series of WAN adapter products is designed to address the need for WAN interfaces in data communication products such as those used in internet and other communications routers, security firewalls, virtual private network ("VPN") servers and Voice over Internet Protocol ("VoIP") gateways. We provide a broad range of interfaces, including synchronous serial, T1/E1, High Speed Serial Interface ("HSSI") and T3 in PCI, PMC, and PTMC industry standard form factors.

Local Area Networking  Adapters

A local area network is a computer network spanning a relatively small geographical area. Often confined to a single building or group of buildings, most LANs connect workstations and personal computers. Each computer in the LAN is able to access data and devices, such as printers, located anywhere on the LAN. There are many different types of LANs but Ethernet is the most common. Ethernet LAN connectivity is utilized by virtually every market segment in both the embedded and enterprise space.

Our LAN adapter products are focused on LAN connectivity using high speed Ethernet technology. We offer single, dual or quad port LAN adapter PCI and PMC modules that feature connectivity speeds of up to 10 Mb/second, 100 Mb/second or 1000 Mb/second. Our Gigabit Ethernet NICs include trunking and failover. These features allow our customers' systems to take advantage of static load balancing and failure recovery within a user-defined communications trunk. It is designed to distribute traffic across the aggregated links, detects port failures, and increases throughput. In the event of a link failure, the software will automatically redistribute outgoing loads across the remaining links.

Storage Network Interface Cards

Our storage NICs are comprised of SCSI and Fibre Channel products acquired from Antares.
SCSI is a parallel interface standard used by personal computers and many UNIX systems for attaching peripheral devices, such as printers and disk drives, to computers. SCSI interfaces are designed to allow for faster transmission rates than standard serial ports, which transfer data one bit at a time, and parallel ports, which simultaneously transfer data more than one bit at a time. Our series of SCSI host bus adapters are specifically designed for the enterprise Sun UNIX market. With transfer rates ranging from 40 Megabyte ("MB")/sec to 320 MB/sec, our SCSI adapters have been utilized in data centers and enterprise environments within the financial, government, manufacturing, and healthcare sectors. These SCSI boards are also utilized in UNIX-based SCSI tape backup systems.

Fibre Channel is a serial data transfer architecture developed by a consortium of computer and mass storage device manufacturers and is now being standardized by the American National Standards Institute ("ANSI"). Our Fibre Channel host bus adapters are available in single or dual port, 1-Gigabit or 2-Gigabit versions with copper and/or optical Gigabit Interface Converter ("GBIC"). A GBIC is a small removable I/O device that allows the customer to convert the I/O interface from different interface medium, like copper to optical, by simply sliding out and replacing the GBIC. Our Fibre Channel adapters offer active port failover software designed to enable a system to detect a failure and automatically use the backup port without the traditional use of a switch or router.

Intelligent Communications Controllers

The HighWire products are "intelligent," containing their own microprocessors and memory. This architecture allows our communications controllers to offload many of the lower-level communications tasks that would typically be performed by the host platform.

In the telecommunications market, the HighWire series of communications controller products provide high bandwidth intelligent connectivity to servers designed to act as gateways and signaling points within communication networks and network devices. The HighWire co-processing controllers enable operators of wireline and wireless networks to deliver Intelligent Network ("IN") and Advanced Intelligent Network ("AIN") services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability, and customized routing and billing, as well as digital wireless services such as Personal Communications Systems ("PCS") and Global System for Mobile Telecommunications ("GSM"). The HighWire products are designed for integration with standard server platforms that enable traditional carriers and new telecom entrants to pursue cost-reduced and performance-enhanced network architectures based on Internet Protocol ("IP"), broadband or other "packet" technologies.

We offer embedded Linux operating system software that enables several HighWire products to be combined with either our WAN and LAN PMC products or other third party PMC form factor products to provide core computing and connectivity solutions to the communications, military/government, medical and industrial control markets. Utilizing our HighWire products in conjunction with other available PMC modules, such as A-to-D converters or video capture PMC modules, opens up new opportunities to market the products for factory/process control or video surveillance applications.

VMEbus

Our  line of  VMEbus  products  is  designed  for  high  reliability  industrial applications and these products are used in wireline, wireless and satellite based communications networks. Our VME products are intelligent communications controller products used to provide connectivity between a system such as a mini-computer or bridge/router and a local or wide area network. Our VMEbus communications products target all four major protocol communications technologies for each of the bus architectures: Fiber Distributed Data Interface ("FDDI"), Token Ring, Ethernet and high-speed serial communications. The latter is a WAN technology that enables computers to talk to one another using telephone lines. FDDI, Token Ring and Ethernet are LAN technologies that offer a wide range of speed and reliability options.

The following table shows sales by major product type as a percentage of net sales for fiscal 2003, 2002 and 2001:

                                                     Year Ended October 31,
                                                --------------------------------
                                                 2003         2002         2001
                                                --------------------------------
                                                    (percentage of net sales)
VME                                                53%          56%          64%
WAN Adapter                                        30           31           31
LAN Adapter                                         5            0            0
Storage NIC                                         2            0            0
HighWire                                           10           13            5
                                                --------------------------------
                                                  100%         100%         100%
                                                ================================

Distribution, Sales, and Marketing

We market our WAN, LAN, storage, and intelligent communication controller products to OEMs, distributors and systems integrators. We sell our products both domestically and internationally, using a direct sales force as well as independent manufacturers' representatives, resellers, and distributors. We believe that our direct sales force is well suited to differentiate our products from those of our competitors. Since our products represent a complex and technical sale, our sales force is supported by application engineers who provide customers with pre-sale technical assistance.

Our internal sales and marketing organization supports our indirect channel marketing partners by providing sales collateral, such as product data sheets, presentations, and other sales/marketing resource tools. Our sales staff solicits prospective customers, provides technical advice with respect to our products, and works closely with marketing partners to train and educate their staffs on how to sell, install, and support our product lines.

We have focused our sales and marketing efforts in North America, Europe and Asia. All of our international sales are negotiated in U.S. dollars. International sales constituted 12%, 13% and 9% of net sales in fiscal 2003, 2002 and 2001, respectively. International sales are executed in U.S. dollars and are principally transacted in Europe.

Our direct sales force is based in three locations in the United States and we conduct our marketing activities from our principal office in San Ramon, California.

Research and Development

We believe that continued research and development in current and emerging technologies is critical to maintaining our competitive position in the embedded and enterprise markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, and feedback from our customers and strategic partners. We actively support and contribute to standards development organizations and trade groups, which define and promote existing and emerging technologies for both the embedded and enterprise arenas. We belong to several important industry associations, including VME International Trade Association ("VITA") and PCI Industrial Computers Manufacturers Group ("PICMG").

Our product development efforts are focused principally on our strategic product lines, providing high bandwidth connectivity and computing solutions that serve a wide range of networking applications. Leveraging our experience in high-speed data communications and telecommunications enables us to develop integrated communications solutions for our customers. We believe that the development of new internetworking products, high-performance communications controllers and enabling communications software is essential to expanding our customer base, penetrating new markets, and retaining existing customers.

During the past four years, we have developed communications products based on PCI, CompactPCI, PMC, PTMC, and HyperTransport architectures. We have also redesigned and upgraded certain communications products to take advantage of new technologies offering improved product performance and lower costs. In addition, we have acquired or licensed certain hardware products that have been integrated principally through the addition of software into our product line.

During fiscal 2003, we continued to focus on further developing our line of standards-based LAN adapters, designing a custom LAN adapter that combines Gigabit Ethernet and HyperTransport technology, enhancing functionality in our current WAN adapter products, and developing software drivers for our WAN and LAN adapters. These hardware and software design efforts have enabled us to more effectively target enterprise markets such as VoIP, VPN and security routers, as well as expand market coverage within the telecommunications, military/government, medical and industrial control markets.

In August 2003, we acquired the products and technologies of Antares Microsystems, Inc. This acquisition added a full line of field-tested, PCI-based Ethernet, SCSI, and Fibre Channel products to our portfolio. We are continuing to focus on investments in next generation technologies, such as TCP/IP Offload Engine ("TOE"). As Ethernet speeds increase and end-user performance expectations grow, the need to maximize bandwidth and the efficiency of the connection is becoming increasingly important. TOE is designed to offload CPU processing to increase application performance and alleviate networking bottlenecks.

During fiscal 2003, 2002 and 2001, we incurred $1.3 million, $3.0 million and $5.7 million, respectively, in product research and development expenses.

Commitment to Quality

We have been an ISO certified supplier of communications products since 1991. In December 2001, we achieved certification to the internationally recognized ISO9001: 2000 Standard. As part of our ongoing commitment to quality, we are regularly inspected by an audit team from Bureau Veritas Quality International
(NA) Inc. ("BVQI"). These audits ensure that our internal quality system meets internationally recognized quality management systems standards. We believe that our customers' success depends on the delivery of high-quality products and services. Our adherence to ISO standards and resulting quality practices is our way of guaranteeing that customer expectations are met and exceeded.

Manufacturing

We do not engage in any manufacturing activities. Instead, we utilize third party manufacturers to build our products. We currently have non-exclusive manufacturing agreements with ProWorks, Inc. and Sonic Manufacturing Technology. We believe that ProWorks and Sonic provide more cost-efficient and timely product delivery than could otherwise be obtained if we manufactured our product internally. The use of external manufacturing partners allows us to respond to fluctuations in customer demand.

Competition

The market for networking and communications interface products is highly competitive. Many of our competitors have greater financial resources and are well established in the space. Competition within the communications market is fragmented principally by application segment. Our HighWire products compete with offerings from Radisys Corp, Performance Technologies Inc, Interphase Corp, Artesyn Technologies Inc, and Adax, along with various other platform and controller product providers. Our VMEbus, WAN adapter and LAN adapter communications controller products compete primarily with products from Digi International Inc, Motorola Inc, Interphase Corp., Themis Computers Inc, SBS Technologies Inc and various other companies on a product-by-product basis. Our SCSI products compete with LSI Logic and Sun Microsystems Inc. Our Fibre Channel products compete with products from Qlogic Corp and Emulex Corp. To compete and differentiate ourselves in our markets, we emphasize the functionality, engineering support, quality and price of our product in relation to our competitors, as well as our ability to customize the product to meet the customer's needs.

Additionally, we compete with the internal engineering resources of our customers. As our customers become successful with their products, they examine methods to reduce costs and integrate functions. To compete with the internal engineering resources of our customers, we work jointly with their engineering staffs to understand each customer's specific system requirements and to anticipate new product needs versus time-to-market decisions.

Intellectual Property

We believe that our ability to innovate in product engineering, sales, marketing, support, and customer relations, and then to protect this proprietary technology and knowledge impacts our future success. We rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect our proprietary rights in our products. We currently hold four patents for Ethernet and Fibre Channel products. These patents for trunking and failover are product differentiators for our Gigabit Ethernet and Fibre Channel products. We typically enter into confidentiality agreements with our employees, strategic partners, channel partners and suppliers, and enforce strict limitations and the access to our proprietary information.

Backlog

On October 31, 2003, we had a sales backlog of product orders of approximately $4.1 million compared to a sales backlog of product orders of approximately $2.2 million one year ago. Because customer purchase orders are subject to changes in customer delivery schedules, cancellation, or price changes, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period. We do not anticipate any problems in filling our current backlog.

Employees

On December 31, 2003, we had 32 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are good.

We believe that our future success will depend, in part, on our ability to attract and retain qualified technical (particularly engineering), marketing and management personnel. Such experienced personnel are in great demand, and we must compete for their services with other firms, many of which have greater financial resources.

Risk Factors

Our business is subject to, but not limited to, the risks and uncertainties described below.

                          Risks Related to Our Business

We depend upon a small number of OEM customers. The loss of any of these customers, or their failure to sell their products, would limit our ability to generate revenues.

In fiscal 2003, most of our sales were derived from a limited number of OEM customers. In fiscal 2003, 2002 and 2001, sales of VME products to The Hewlett-Packard Company (previously Compaq Computer) ("HP") accounted for 45%, 30% and 34%, respectively, of our net sales. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP that is no longer in effect. We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end-of-life product discontinuation purchase order under such contract. After termination of the contract, we received additional orders for an aggregate of $3.6 million of which $1.6 million was shipped in fiscal 2003 with the remaining $2.0 million of these orders for VME products to be shipped in the first two fiscal quarters of fiscal 2004. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP.

Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers, would have a material adverse effect on our operating results, financial condition and cash flows. In addition, we anticipate a significant portion of future sales will be dependent on a few new OEM customers, and there can be no assurance that we will become a qualified supplier with new OEM customers or that we will remain a qualified supplier with existing OEM customers.

The communications and storage products market is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

We compete directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications and storage solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications and storage products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services, SCSI, TOE and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

We have incurred operating losses in the past and may not be profitable in the future.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Although we had net income of $563,000 for fiscal 2003 and have had five consecutive profitable quarters, we did incur net losses of $1.7 million and $9.9 million for the years ended October 31, 2002 and 2001, respectively, and generated negative cash flows from operations of $84,000, $2.7 million and $1.5 million in the years ended October 31, 2003, 2002 and 2001, respectively. We believe that prior cost reductions and a projected increase in sales during fiscal 2004 will generate sufficient cash flows to fund our operations through October 31, 2004. However, these projected sales are to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and potentially raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of Common Stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

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

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as Frame Relay, DSL ("Digital Subscriber Line"), ATM ("Asynchronous Transfer Mode"),VoIP, 3G Wireless ("Third Generation Wireless Services") SATA ("Serial ATA"), SAS (Serial Attached SCSI") and Gigabit Ethernet. There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

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

We are highly dependent on the technical, management, marketing and sales skills of a limited number of key employees. We do not have employment agreements with, or life insurance on the lives of, any of our key employees. The loss of the services of any key employee could adversely affect our business and operating results. Our future success will depend on our ability to continue to attract and retain highly talented personnel to the extent our business grows. Competition for qualified personnel in the networking industry, and in the San Francisco Bay Area, is intense. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required.

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

The engineering development and marketing of our products is capital-intensive. While we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next twelve months, we cannot assure that this will be the case. Declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing in fiscal 2004. In addition, should we experience a significant growth in customer orders, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

We may be unable to protect our intellectual property, which could reduce any competitive advantage we have.

Since we believe that our future success will depend primarily on continuing innovation, sales, marketing and technical expertise, the quality of product support and customer relations, we must also protect the proprietary technology contained in our products. We currently hold two patents and two patent applications, and also rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights of our products. There can be no assurance that steps taken by us in this regard will be adequate to deter misappropriation or independent third-party development of our technology. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us.

               Risks Associated with Ownership of Our Common Stock

Our common stock is at risk for delisting from the Nasdaq SmallCap Market. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. The closing bid price for our common stock has been below $1.00 for short periods of time during fiscal 2003. If the closing bid price of our common stock is below $1.00 for a period of 30 consecutive trading days, our common stock could be subject to delisting from the Nasdaq SmallCap Market. Our stockholders' equity as of October 31, 2003 was $5.4 million.

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

ITEM 2. PROPERTIES

In December 2001, we relocated our engineering and administrative headquarters to 15,000 square feet of leased space located in San Ramon, California. The lease expires in 2006. We expect the facility to satisfy our anticipated needs for the foreseeable future. In conjunction with the relocation to the new building, we assigned the lease related to our former 63,000 square foot engineering and administrative headquarters to a third party. The third party has assumed payment of the remaining lease payments through the termination of the original lease term in 2006 and we are a secondary guarantor.

We previously leased 6,100 square feet of office space in Madison, Wisconsin for various product development activities. At the end of 2002, we abandoned the office in Madison, Wisconsin and negotiated a termination of the lease releasing us from further financial obligations effective December 31, 2002.

Additionally, through the acquisition of LAN Media Corp. in July 2000, we leased approximately 3,650 square feet of office space in Sunnyvale, California. The Sunnyvale lease expired without renewal in May 2003.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders in the fourth quarter of 2003.

IDENTIFICATION OF EXECUTIVE OFFICERS

Our executive officers and their respective ages and positions as of October 31, 2003 are set forth in the following table. Executive officers serve at the discretion of the board of directors. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

Name                   Age          Position
--------------------------------------------------------------------------------

William B. Heye, Jr.   65           President and Chief Executive Officer

David W. Brunton       53           Vice President, Finance, Chief Financial
                                    Officer, Treasurer and Secretary

Daniel Grey            48           Senior Vice President, Sales and Marketing

Carl Munio             53           Vice President, Engineering

Kirk Anderson          44           Vice President, Operations

Yee-Ling Chin          28           Vice President, Marketing

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

Mr. Brunton joined us in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. From 1997 to 2000, Mr. Brunton was the Chief Financial Officer and Senior Vice President - Operations for ReSourcePhoenix.com, a financial services outsource provider. From 1987 to 1997, Mr. Brunton was the Corporate Controller for the Phoenix American Companies, an equipment leasing, cable TV, telecommunications and software development company. Mr. Brunton is a certified public accountant who prior to 1987 was with Arthur Andersen & Co.

Mr. Grey has served as Senior Vice President Sales and Marketing since May 2001. For the 18 months prior to SBE, he was the Senior Vice President of Sales for SBS Technologies. From 1999 to 2000, Mr. Grey was Vice President of Sales for LAN Media Corporation, a company later acquired by SBE. Mr. Grey was the Western Regional Sales Manager from 1996 to 1999 for Performance Technologies, Inc. From 1989 to 1996, Mr. Grey served as the Director of Western Sales for SBE.

Mr. Munio joined SBE in August 2003 following SBE's acquisition of Antares Microsystems. From 1996 to August 2003, Mr. Munio served as CTO for Antares, where he drove product developments in emerging and existing technologies. Prior to joining Antares, he was Director of Operations Product Engineering at Sun Microsystems for over 11 years, and served in a variety of management positions during a 12-year tenure at Hewlett-Packard.

Mr. Anderson has served as Vice President, Operations since October 2001. He joined us as Manager of Operations in 1997 and was promoted to Director, Operations in 1999. Prior to joining us Mr. Anderson was the Manager, Marketing Logistics for Wesley Jessen from 1994 to 1997 were he was responsible for logistical planning and manufacturing budgeting and control. Prior to 1994 he held various management positions in operations, finance and marketing for several high-tech companies in Silicon Valley, including Vitalink Communications, a pioneer in internetworking products.

Ms. Chin joined us in July 2003 as Vice President, Marketing. From 1998 to 2003, she served as Director of Marketing Communications for SBS Technologies.

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol SBEI. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq
SmallCap Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2003, there were approximately 409 holders of record of our common stock.

There are no restrictions on our ability to pay dividends; however, it is currently the intention of our Board of Directors to retain all earnings, if any, for use in our business and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon our earnings, capital requirements, operating results and financial condition.

                                               Fiscal quarter ended
                               -------------------------------------------------
Fiscal 2003                    January 31   April 30      July 31     October 31
--------------------------------------------------------------------------------
    High                         $1.26        $0.95        $2.99        $6.00
    Low                           0.56         0.64         0.77         2.42
Fiscal 2002
    High                         $1.43        $2.35        $2.18        $1.50
    Low                           0.49         1.15         1.21         0.80

The following table includes information regarding our equity incentive plans as of the end of fiscal 2003.

                      Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to     Weighted-average exercise     future issuance under
                                be issued upon exercise       price of outstanding      equity compensation plans
                                of outstanding options,         options, warrants         (excluding securities
Plan category                     warrants and rights              and rights            reflected in column (a))
-------------                     -------------------              ----------            ------------------------
                                          (a)                          (b)                         (c)
Equity compensation plans
   approved by security
   holders                            1,043,754                       $2.88                      273,964
Equity compensation plans
   not approved by security
   holders                              792,180                       $2.64                        3,939
                                      ---------                       -----                      -------
   Total                              1,835,934                       $2.78                      175,717
                                      =========                       =====                      =======

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

For years ended October 31,
and at October 31                         2003       2002        2001        2000        1999
----------------------------------------------------------------------------------------------
(in thousands, except for per share amounts and number of employees)
Net sales                                $ 7,456    $ 6,898     $ 7,726     $29,178    $19,854

Net income (loss)                        $   563    $(1,731)    $(9,896)    $ 3,970    $  (254)

Net income (loss) per share - basic      $  0.13    $ (0.46)    $ (2.92)    $  1.24    $ (0.08)

Net income (loss) per share - diluted    $  0.12    $ (0.46)    $ (2.92)    $  1.04    $ (0.08)

Product research and development         $ 1,330    $ 3,027     $ 5,652     $ 5,635    $ 5,167

Working capital                          $ 3,945    $ 2,985     $ 7,595     $11,793    $ 7,191

Total assets                             $ 6,975    $ 5,321     $10,690     $17,427    $11,264

Long-term liabilities                    $   217    $    10     $ 4,870     $   288    $   503

Stockholders' equity                     $ 5,387    $ 3,696     $ 4,119     $13,829    $ 8,636

Number of employees                           32         24          47          87         72

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SBE, Inc. architects and provides network communications solutions for original equipment manufacturers ("OEM") in both the embedded and enterprise-level information technology ("IT") computing markets. Our solutions enable both data communications and telecommunications companies in addition to enterprise class high-end server clients to rapidly deliver advanced networking and storage products and services. The addition of the Antares product line in August 2003 enables us to introduce an impressive collection of WAN, LAN, SCSI, Fibre Channel, and carrier cards across both the enterprise server and embedded markets. Our products with Linux and Solaris drivers and software now include wide area network ("WAN") and local area network ("LAN") interface adapters, storage network interface cards ("NIC'S") products such as SCSI and Fibre Channel and high performance intelligent communications controllers for high-end enterprise level servers, workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

With the addition of Antares, we now offer an increased portfolio of field-tested products of Ethernet, SCSI, Fibre Channel, and specialty I/O adapter cards for the Enterprise Sun and Linux markets. The Antares products have been integrated into a variety of applications, including storage area networks and mission-critical data centers. We continue to operate under a single segment.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the datacom and telecommunications markets in addition to the enterprise high-end server IT markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. The Hewlett Packard Company ("HP") is the largest of our customers and represented 45%, 30% and 34% of net sales in fiscal 2003, 2002 and 2001, respectively. If any of our major customers reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end-of-life purchase order under a product supply contract. After termination of the contract, we received additional orders for $3.6 million of VME products. Of these new orders $1.6 million shipped in fiscal 2003 with the remaining $2.0 million in VME products to be shipped in the first two fiscal quarters of fiscal 2004. We also signed a three year product support agreement with HP with an annual fee of $135,000, effective May 1, 2003, which stipulates that we will provide ongoing engineering and product warranty support for the VME products sold under the HP product supply contract. We expect to continue to sell our adapter products to HP.

During fiscal 2003, we introduced new WAN and LAN products and acquired the LAN and Storage products of Antares that are targeted at large growing enterprise markets such as VPN, security and other communications devices. Our HighWire products have been focused primarily on the telecommunications market and the communications activities that are driven by the convergence of traditional telephony applications with the Internet. With the introduction of embedded Linux operating system on the HighWire products, we are now able to market the HighWire products to the military/government, medical and industrial control application markets. We introduced our LAN Adapter products in January 2003 and are beginning to penetrate the Gigabit Ethernet LAN market. While we believe the market for our HighWire, Adapter and Storage NIC's product families is large, there can be no assurance that we will be able to succeed in penetrating these markets and diversifying our sales.

In the year ended October 31, 2003 we had nine new "design wins". Since the fourth quarter of fiscal 2001 we have 22 new design wins and have added a substantial number of new customers to our growing base of customers. A design win is defined as a program with an OEM customer that will generate at least $400,000 in recurring annual net sales typically within 12 to 18 months after the customer accepts and confirms the use of our product in their platform. We believe the combination of new customers and design wins will provide the basis for future sales growth. A variety of risks such as schedule delays, cancellations and changes in customer markets and economic conditions can adversely affect a design win before or after production is reached. With the current economic climate in the communications equipment marketplace, design activity has slowed and reaching production volumes is proving to be elusive for those products that have been designed. In these difficult economic times, poor customer visibility is causing ordering delays. These factors often result in a substantial portion of our net sales being derived from orders placed within the quarter and shipped in the final month of the quarter.

We have taken aggressive steps to reduce overall operating costs over the past two years, including reducing headcount, relocating our engineering and headquarters facilities and closing our office in Madison, Wisconsin. We have begun to see a slight recovery in our markets and customers have been increasing their ordering levels. As a result we have begun to increase our headcount in our engineering and production departments. We continue to focus on cost containment and cash preservation and monitor our expense levels very closely.

On October 31, 2003, we had a sales backlog of product orders of approximately $4.1 million compared to a sales backlog of product orders of approximately $2.2 million one year ago.

The market environment for our products is extremely competitive and we have limited visibility into customer activity due to the downturn in the communications equipment marketplace. In spite of this uncertain market, we have been successful in selling and shipping our adapter and HighWire products to 46 new customers during fiscal 2003. One of our primary sales goals is to diversify our customer base and at the same time provide sources of net sales to fill the gap that will be left when HP makes its final end-of-life purchase of our VME products.

On June 27, 2003, to fund the cash portion of the acquisition of certain assets of Antares Microsystems, we completed a private placement of shares of our common stock and a warrant to purchase common stock resulting in gross cash proceeds of approximately $550,000, and on May 14, 2003, we renewed our $1.0 million line of credit from a bank for one year.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition

Our policy is to recognize revenue for product sales when title transfer and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods ("COGS") at the time of shipment. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial
Statements", issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our products is considered incidental to our products. We, therefore do not recognize software revenue separately from the product sale.

Our agreements with OEMs , such as HP, Nortel Networks Corp and Lockheed Martin, typically incorporate clauses reflecting the following understandings:

      -     all prices are fixed and determinable at the time of sale;
      - title and risk of loss pass at the time of shipment (FOB shipping point);
      - collectibility of the sales price is probable (the OEM is obligated to pay and such obligation is not contingent on the ultimate sale of the OEM's integrated solution);
      - the OEM's obligation to us will not be changed in the event of theft or physical destruction or damage of the product;
      -     we do not have  significant  obligations  for future  performance to directly assist in the resale of the product by the OEMs; and
      -     there is no  contractual  right of return  other than for  defective products.

Our agreements with our distributors include certain product rotation and price protection rights. All distributors have the right to rotate slow moving products once each fiscal quarter. The maximum dollar value of inventory eligible for rotation is equal to twenty-five percent of our products purchased by the distributor during the previous quarter. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional SBE products equal to at least the dollar value of the products that they want to rotate.

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. Reserves for the right of return and restocking are established based on the requirements of SFAS 48, "Revenue Recognition when Right of Return Exists".

During the year ended October 31, 2003, $191,000 or 0.3 % of our sales were sold to distributors.

Allowance for Doubtful Accounts:

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover.

We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. We believe our reported allowances are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, We may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Warranty Reserves

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to the OEMs. Because there is no contractual right of return other than for defective products, we can reasonably estimate such returns and record a warranty reserve at the point of shipment. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

Inventories

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value.

Acquisitions:

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

As a result of acquisitions, we incur at the time of acquisition expenses to exit and consolidate activities at the acquired companies' locations, to involuntarily terminate employees, and other costs. These acquisition expenses, to the extent that they are not associated with the generation of future revenues and have no future economic benefit were part of the purchase price. Acquisition liabilities for the above items totaled $161,000 and were substantially complete by October 31, 2003.

Deferred Taxes

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of October 31, 2003. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 2003, 2002 and 2001. These operating results are not necessarily indicative of our operating results for any future period.

                                                     Year Ended October 31,
                                                  ----------------------------
                                                  2003        2002        2001
                                                  ----        ----        ----
Net sales                                          100%        100%        100%
Cost of sales                                       37          46          63
                                                   ---         ---         ---
   Gross profit                                     63          54          37
Operating expenses:
   Product research and development                 18          44          73
   Sales and marketing                              20          31          40
   General and administrative                       23          34          42
   Loan reserve (benefit)                           (3)          7          --
   Restructuring costs (benefit)                    (2)          6          12
                                                   ---         ---         ---
    Total operating expenses                        56        (122)       (168)
                                                   ---         ---         ---
Operating income (loss)                              7         (68)       (131)
Forfeited deposit, net                              --          39          --
Interest  and other income                          --           2           3
                                                   ---         ---         ---
Income (loss) before income taxes                    7         (27)       (128)
Income tax benefit                                  --           2          --
                                                   ---         ---         ---
Net income (loss)                                    7%        (25)%      (128)%
                                                   ===         ===         ===

Net Sales

Net sales for fiscal 2003 were $7.5 million, an 8% increase from $6.9 million for fiscal 2002. Net sales for fiscal 2002 were $6.9 million, an 11% decrease from fiscal 2001. The increase in fiscal 2003 as compared to fiscal 2002 was primarily attributable to an increase in sales to HP. Net sales to HP were $3.4 million in fiscal 2003 as compared to $2.1 million for fiscal 2002 and $2.6 million in fiscal 2001. Sales to HP, primarily of VMEBus products, represented 45% of net sales for fiscal 2003, compared to 30% during fiscal 2002 and 34% in fiscal 2001. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP that is no longer in effect. We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end-of-life product discontinuation purchase order under a product supply contract. After termination of the contract, we received additional orders for $3.6 million of VME products, of which $1.6 million was shipped in the second and third quarters of fiscal 2003 with the remaining $2.0 million to be shipped in the first two fiscal quarters of fiscal 2004. No other customer represented more than 10% of our sales in fiscal 2003. In the previous two years, Lockheed Martin was the only other customer representing 10% or more of our sales, accounting for 11% of net sales in fiscal 2002 and 20% in fiscal 2001. Antares product sales from acquisition date, August 7, 2003 through October 31, 2003, were $459,000.

Sales of our adapter products were $2.6 million for fiscal 2003, as compared to $2.1 million in fiscal 2002 and $2.0 million in fiscal 2001. Sales of our HighWire products were $0.8 million in fiscal 2003, as compared to $1.0 million in fiscal 2002 and $350,000 in fiscal 2001. Our adapter products are used primarily in edge-of-the-network applications such as VPN and other routers, Voice over Internet Protocol ("VoIP") gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. In the future, we expect our net sales to be generated predominantly by sales of our adapter products with Linux and Solaris software, followed by the Antares storage products. We expect to see a continued slowness in the sale of our Highwire products due to the continued downturn in the communications equipment markets. All of our design wins and new customer are for applications using these product families. In addition, we will continue to sell and support our older VME products, but expect them to become a declining portion of our future net sales.

Due to the continued adverse economic conditions in the communications equipment industry, our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. With the acquisition of the Antares products, we have moved into the enterprise IT market, selling storage and LAN adapter products directly to users through a network of distributors. We anticipate that our net sales for fiscal 2004 will increase when compared with fiscal 2003, as we expect our customers to deploy existing inventory and return to new product design and product rollout. One of our major challenges on a long term basis continues to be replacement of the net sales of VME products previously provided by HP. HP (including its predecessors, Tandem Computer and Compaq Computer), has accounted for a substantial portion of our net sales for the past five years. The market environment for our customers' activities continues to be uncertain. However, during fiscal 2003, we were successful in selling and shipping our WAN, LAN and storage products to 46 new customers in addition to extending our reach towards new customers by adding a network of distributors and value-added resellers in the United States, Europe and Asia. Many of these new customers are in the beginning stages of product development, but with their addition we have increased our base of customers to an all time high. In addition, since the fourth quarter of fiscal 2001, we have added 22 new "design wins." We believe the combination of new customers and design wins will provide future growth in net sales in the communications and enterprise equipment marketplace.

Our sales backlog at October 31, 2003 was $4.1 million compared to $2.2 million at October 31, 2002. While we anticipate an increase in our sales volume over the course of fiscal 2004 as our customers deploy existing inventory and gradually return to new product design and product rollout, there can be no assurances that such increase will occur. Our customers typically operate on a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

International sales constituted 12%, 13% and 9% of net sales in fiscal 2003, 2002 and 2001, respectively. International sales are executed in U.S. dollars and are principally transacted in Europe.

Gross Profit

Gross profit as a percentage of net sales was 63%, 54% and 37% in fiscal 2003, 2002 and 2001, respectively. Gross profit in 2001 includes the effect of inventory write-downs of $1.0 million. The increase in the gross profit from fiscal 2001 to fiscal 2002 was primarily attributable to lower materials costs combined with a more profitable product mix in fiscal 2002. Gross profit as a percentage of sales increased in fiscal 2003 primarily as a result of sales of $409,000 of inventory to HP that had been fully written down in fiscal 2002 when HP placed its final order for end-of-life VME products under its then-existing contract. Our gross profit would have been 58% after excluding the effect of the HP inventory write-down. We expect our gross profit to range between 54% and 57% for fiscal 2004 based on our current product sales prices and cost to manufacturer those products. We expect our cost of goods to increase in 2004 due to the addition of approximately $102,000 of non-cash quarterly amortization of the intellectual property acquired in the Antares transaction. We will continue to amortize this intellectual property at the rate of $102,000 per quarter for the next 11 quarters. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover as expected, gross profit as a percentage of net sales may decline from the current level.

Product Research and Development

Product research and development expenses were $1.3 million in fiscal 2003, $3.0 million in fiscal 2002, and $5.7 million in fiscal 2001, representing 18%, 44% and 73% of net sales, respectively. The decrease in research and development expense as a percentage of revenue from fiscal 2001 to fiscal 2002 and subsequently to fiscal 2003 is the direct result of headcount reductions of fifteen full-time equivalent personnel combined with other project-related cost containment measures. During fiscal 2001, we emphasized completion of the development programs for the HighWire product line and WAN product lines. During fiscal 2002, we completed the HighWire product line, including the addition of the embedded Linux operating system software, and we added several new products to our WAN adapter line designed to expand and enhance the adapter product lines' capabilities at a reduced cost point. We also began work on the new LAN adapter Gigabit Ethernet product line that was released to production in January 2003. During fiscal 2003, we focused on continued development of the growing line of standards-based LAN adapters, designing a custom LAN adapter that combines Gigabit Ethernet and HyperTransport technology, enhancing functionality on current WAN adapter products, and developing software drivers for our WAN and LAN adapters. These hardware and software design efforts have enabled us to more effectively target enterprise markets such as VoIP, VPN and security routers, as well as expand market coverage within the telecommunications, military/government, medical and industrial control markets. With the acquisition of the Antares products in August 2003, we continued the development of storage NIC's and the TOE products.

We expect overall spending for our product research and development to range between 15% and 18% of net sales in fiscal 2004 as we remain committed to the development and enhancement of new and existing products. We did not capitalize any internal software development costs in fiscal 2003, 2002 or 2001.

Sales and Marketing

Sales and marketing expenses for fiscal 2003 were $1.5 million, a 31% decrease over fiscal 2002. This decrease is primarily related to lower headcount in the marketing department for the majority of the year declining from three people to one person in addition to reductions in travel, sales commissions and product marketing activities. Fiscal 2002 expense was $2.2 million, a 31% decrease over fiscal 2001. Sales and marketing programs are focused on design wins with new customers and, therefore, as new customer sales increase, sales and marketing expenses will increase. New customers' product design sales cycles may span over periods as long as twenty-four months. During the latter part of fiscal 2003, we hired a Vice President of Marketing in addition to hiring a product manager and technical support engineer in conjunction with the acquisition of the Antares products. In addition, our quarterly sales and marketing expenses increased by 10% to 20% during the last quarter of fiscal 2003 as we began to renew our product market efforts with trade magazine advertising and trade show attendance. We expect our sales and marketing expenses to range between 16% and 18% of net sales in fiscal 2004 as we continue to accelerate our product marketing efforts and attend an increasing number of industry specific trade shows.

General and Administrative

General and administrative expenses for fiscal 2003 decreased to $1.8 million, a 26% decrease over fiscal 2002. The decrease was due to headcount from eight to five individuals and expense containment measures, primarily rent, and depreciation, put into place in the fourth quarter of fiscal 2002, with the cost savings fully realized in fiscal 2003. Fiscal 2002 expenses decreased to $2.4 million from $3.3 million in fiscal 2001 or, 28%, as a result of headcount and expense containment measures. We expect general and administrative expense for fiscal 2004 to increase slightly from fiscal 2003 levels partly due to the increase in insurance and other general operating expenses. General and administrative expenses are expected to range between 14% and 18% of sales for fiscal 2004.

Loan Reserve (Benefit)

On November 6, 1998, we made a loan to an officer and stockholder in the amount of $622,800 pursuant to a two-year recourse promissory note bearing an interest rate of 4.47% and secured by 145,313 shares of our common stock. The loan was used to pay for the exercise of an option to purchase 139,400 shares of our common stock and the related taxes. On April 16, 1999, the loan was increased to $743,800. The loan was extended for one year under the same terms and conditions as the original note on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note is outstanding. The loan bears interest at a rate of 2.48% per annum, with interest due annually and the outstanding principal was due on December 14, 2003.

On October 31, 2002 we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded generally based on the fair value of the common stock securing the note as of October 31, 2002 and the amount of the officer's personal assets considered likely to be available in the future. During the fourth quarter of fiscal 2003, the officer sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay a portion of the loan. As a result of the fiscal 2003 payment, we recognized a $235,000 benefit related to the reversal of the loan impairment charge taken by us in fiscal 2002. Subsequent to fiscal 2003, the officer sold additional shares of our common stock in November 2003 and used the proceeds to pay the remaining loan balance in full. As a result, we expect to reflect a benefit of $239,000 in our results of operations for the first quarter of fiscal 2004 resulting from the reversal of the remaining loan impairment charge.

Restructuring Costs (Benefit)

In response to the economic slowdown, we implemented restructuring plans in fiscal 2002 and 2001 and recorded restructuring charges of $446,000 and $964,000, respectively. Restructuring costs for fiscal 2002 were comprised of severance costs associated with staff reductions totaling $115,000, leasehold improvements and equipment write-downs related to the abandonment of our Madison, Wisconsin office of $185,000 and estimated losses related to future rents, net of estimated future recoveries from potential sublease, of $146,000. We reduced our headcount from 47 employees to 24 employees during fiscal 2002.

Restructuring costs for fiscal 2001 were comprised of severance costs associated with staff reductions totaling $52,000, leasehold improvements and equipment write-downs related to the relocation of our headquarters of $337,000 and losses related to its sublease of $575,000, which is net of the reversal of a $281,000 liability associated with deferred rent. We reduced our headcount from 87 employees to 47 employees during fiscal 2001.

In the third quarter of fiscal 2003, we recognized a restructuring benefit of $154,000 after the final settlement of costs associated with prior real estate and equipment leases.

As of October 31, 2003 and 2002, $58,000 and $249,000 of the restructuring costs were included in other current liabilities, respectively.

Interest and Other Income

Interest and other income in fiscal 2003 decreased slightly from 2002 due to lower average cash balances in fiscal 2003 coupled with lower average interest rates. Fiscal 2002 income decreased slightly from fiscal 2001 due to lower average cash balances in fiscal 2001 coupled with lower average interest rates. A refundable deposit associated with a multi-year supply agreement with HP of $4.9 million was received in April 2001. This deposit was refundable as we delivered certain quantities of products to HP over a four year period ending in 2005. The supply contact was restructured in fiscal 2002 to include a final purchase order for $1.6 million of our products to be shipped to HP in the first two quarters of fiscal 2003 and the forfeiture by HP of $4.4 million of the $4.9 million refundable deposit. Under the agreement, we are required to retain for future production or repair all VCOM finished goods and spare parts inventory through October 31, 2005 unless notified otherwise by HP. Concurrent with the forfeiture of the $4.4 million refundable, we recorded a reserve of $1.7 million related inventory we held at October 31, 2002 but may not be able to sell. The $2.7 million of forfeiture of refundable deposit net of inventory reserve is presented under Forfeited deposit, net on the fiscal 2002 Consolidated Statements of Operations.

Income Taxes

On March 9, 2002, the President of the United States signed into law the Job Creation and Workers Assistance Act of 2002, which extends the net operating loss carryback from two to five years for losses generated in tax years ending in 2001 and 2002. As a result, we recorded a benefit for income taxes of $22,000 in the second quarter of fiscal 2003 and a tax benefit of $91,000 in fiscal 2002 due to a refund of federal income taxes related to this Act. The net benefit recorded for the 2003 and 2002 periods were $17,000 and $177,000, respectively. In fiscal 2002 we also filed amended federal and state tax returns to claim $86,000 in research and development credits related to LAN Media Corporation ("LMC"), a company we acquired in July 2000. We recorded tax provisions of $1,000 in fiscal 2001. Our effective tax rate was 0%, (8)% and 0% in fiscal 2003, 2002 and 2001, respectively. We recorded a valuation allowance in fiscal 2003, 2002, and 2001 for deferred tax assets due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Income (Loss)

As a result of the factors discussed above, we recorded net income of $563,000 in fiscal 2003 compared to a net loss of $1.7 million in fiscal 2002, and a net loss of $9.9 million in fiscal 2001.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of October 31, 2003:

                                      Payments due by period (Dollars in thousands)
                           -----------------------------------------------------------------
                                        Less than       1-3           3-5          More than
Contractual Obligations     Total        1 year        Years         Years         5 Years
-----------------------     -----        ------        -----         -----         ---------
Building leases            $1,027        $  336        $  692        $   --          $   --
Equipment leases              116            39            77            --              --
                           ------        ------        ------        ------          ------
Total                      $1,143        $  375        $  769        $   --          $   --
                           ======        ======        ======        ======          ======

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

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

We had cash and cash equivalents of $1.4 million and $1.6 million on October 31, 2003 and October 31, 2002, respectively. In fiscal 2003, $84,000 of cash was used by operating activities, primarily as a result of a reduction in liabilities and other current assets coupled with an increase in our trade accounts receivable. The decrease in other current liabilities was primarily the result of the $447,000 payment to HP related to the long-term product supply agreement cancellation. The decrease in inventory is reflective of our focus on just-in-time inventory practices where we place orders with our contract manufacturers as we receive purchase orders from our customers. The increase in trade accounts receivable is due to an increase in sales during the fourth quarter of fiscal 2003 as compared to the third fiscal quarter combined with the fact that the majority of product shipments occurred in the last month of the quarter. Working capital (current assets less current liabilities) at October 31, 2003 was $4.0 million, as compared to $3.0 million at October 31, 2002.

In fiscal 2003, we purchased $172,000 of fixed assets, consisting primarily of computers and engineering equipment. Purchased software costs amounting to $48,000 were capitalized in fiscal 2003. We expect to increase our levels of capital expenditures in fiscal 2004 in order to purchase test and design equipment upgrades.

We received $12,000 in fiscal 2003 from payments related to common stock purchases made by employees pursuant to the employee stock purchase plan. On June 27, 2003, we completed a private placement of 500,000 shares of common stock at $1.10 per share, plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of approximately $550,000 and net proceeds after offering expenses of approximately $464,000. The proceeds from this private placement were used to fund the acquisition of certain assets from Antares discussed below.

On October 9, 2003 we received cash proceeds of $222,222 from Stonestreet L.P. for the purchase of 111,111 shares of our Common Stock pursuant to a warrant they received in conjunction with a private placement of common stock transaction that was completed in fiscal 2002.

During the fourth quarter of fiscal 2003, an officer and shareholder sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of an outstanding $743,800 loan we made to the officer. In November 2003, we received an additional loan payment of $142,000 from stock that was sold prior to October 31, 2002. The officer sold an additional 43,100 shares of our common stock in November 2003 and used proceed totaling $381,000 to repay the remaining loan balance in full.

On August 7, 2003, we purchased substantially all of the assets of Antares Microsystems, Inc., a California corporation ("Antares"), excluding cash and accounts receivable, from the Assignee for the Benefit of Creditors of Antares ("Assignee") for a purchase price of $75,000 in cash plus $582,000 in costs associated with the payment of certain loan guarantees, legal fees, accounting fees, broker fees, contract transfer fees and moving expenses and $211,000 in cash to the selling shareholders of Antares. We also issued 90,628 shares of our common stock with a market value at the time of issuance of $259,000 to one of the selling shareholders and committed to issue 98,945 shares of our common stock, with a value of $283,000 at the time of the purchase of Antares was completed, in 20,000 share increments beginning January 2004 and ending March 2005 to a selling shareholder of Antares.

We did not assume any of the liabilities associated with Antares. In connection the acquisition, we hired certain employees of Antares in order to continue the development of the Antares TCP/IP Offload Engine ("TOE") technology, which is in the developmental stage, and other products of Antares. The TOE base technology is being readied for commercial development. In the event TOE is successfully completed and commercialized, we have committed to make certain payments of cash and/or stock as bonuses to certain of these employees as sales of the TOE products occur.

On May 13, 2003, we renewed our working capital line of credit for twelve months until May 14, 2004. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate of 4.00%, at October 31, 2003, plus 1.50%. Draw-downs on the credit line are based on a formula equal to 80% of our domestic accounts receivable. As of October 31, 2003, we are in compliance with all the covenants of our credit line and have not drawn down on this line of credit.

Our future commitments consist principally of future minimum lease payments related to our office facilities. Minimum lease payments are as follows: fiscal 2004: $1.0 million; 2005: $1.0 million; and 2006: $0.7 million. Related minimum reimbursement from sublease payments are as follows: fiscal 2004: $0.6 million; 2005: $0.6 million; and 2006: $0.3 million.

We realized significant reductions in our operating expenses due to management's implementation of a program of controlled spending and headcount reduction initially instituted in mid-fiscal 2001 and continued into fiscal 2002 with additional headcount and cost reductions. With these reductions and the addition of the ongoing operational costs associated with the purchase of the Antares assets, our future quarterly operational cash flow breakeven point is expected to be $2.2 million to $2.4 million in net sales at an expected 55% gross margin. We believe the cost reduction and a projected increase in sales during fiscal 2004 will generate sufficient cash flows to fund our operations through October 31, 2004 and beyond. However, our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at October 31, 2003 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income (loss) related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      An evaluation as of October 31, 2003 was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls over Financial Reporting

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended October 31, 2003, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors; Audit Committee Financial Expert; Section 16(a) Beneficial Ownership Reporting Compliance; Code of Ethics The information required by Item 10 concerning our executive officers is set forth in the section entitled "Identification of Executive Officers" appearing in Part I of this annual report. The information required by Item 10 concerning our directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for March 16, 2004 (the "2004 Proxy Statement"). The information required by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" appearing in the 2004 Proxy Statement. The information required by Item 10 concerning the disclosure of the existence of an audit committee financial expert sitting on the Audit Committee is incorporated by reference from the information in the section entitled "Audit Committee Financial Expert" appearing in the 2004 Proxy Statement. The information required by Item 10 concerning the adoption of a code of ethics is incorporated by reference from the information in the section entitled "Code of Ethics" appearing in the 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is found under the heading "Equity Compensation Plan Information" in Item 5 of this report and otherwise is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information in the sections entitled "Certain Transactions" and "Executive Compensation" appearing in the 2004 Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1) Financial Statements

                                                                            Page
                                                                            ----

       Report of Independent Accountants                                      43

       Report of Independent Accountants                                      44

       Consolidated Balance Sheets at October 31, 2003 and 2002               45

       Consolidated Statements of Operations for fiscal years 2003, 2002
          and 2001                                                            46

       Consolidated Statements of Stockholders' Equity for fiscal years 2003,
          2002 and 2001                                                       47

       Consolidated Statements of Cash Flows for fiscal years 2003, 2002
          and 2001                                                            48

       Notes to Consolidated Financial Statements                             49

(a)(2) Financial Statement Schedule

       Schedule II-- Valuation and Qualifying Accounts                        70

       All other  schedules  are omitted as the  required  information  is not
       applicable  or  has  been  included  in  the   consolidated   financial
       statements or the notes thereto.

(a)(3) List of Exhibits

Exhibit
Number        Description
------        -----------

2.1(1)        Asset Purchase Agreement dated August 8, 2003, by and between D.R.
              Barthol & Company and SBE, Inc.

3.1(2)        Certificate  of  Incorporation,  as amended  through  December 15,
              1997.

3.2(3)        Bylaws, as amended through December 8, 1998.

10.1(4)*      1996 Stock Option Plan, as amended.

10.2(4)*      1991 Non-Employee Directors' Stock Option Plan, as amended.

10.3(4)       1992 Employee Stock Purchase Plan, as amended.

10.4(4)       1998 Non-Officer Stock Option Plan as amended.

10.5(5) Lease for 4550 Norris Canyon Road, San Ramon, California dated November 2, 1992 between the Company and PacTel Properties.

10.6(6) Amendment dated June 6, 1995 to lease for 4550 Norris Canyon Road, San Ramon, California, between the Company and CalProp L.P. (assignee of PacTel Properties).

10.7(4)* Full Recourse Promissory Note executed by William B. Heye, Jr. in favor of the Company dated November 6, 1998, as amended and restated on December 14, 2001.

10.8(4)+ Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation

10.9(7) Stock subscription agreement and warrant to purchase 111,111 of SBE, Inc. Common Stock dated April 30, 2002 between SBE, Inc. and Stonestreet Limited Partnership.

10.10(8) Amendment dated August 22, 2002 to stock subscription agreement dated April 20, 2002 between SBE, Inc. and Stonestreet LP.

10.11(9) Securities Purchase Agreement, dated July 27, 2003, between SBE, Inc. and purchasers of SBE's common stock thereunder, including form of warrant issued thereunder

10.12(9) Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price)

10.13(9) Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price)

23.1          Consent of BDO Seidman LLP, Independent Accountants

23.2          Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1          Certification of Chief Executive Officer

31.2          Certification of Chief Financial Officer

32.1          Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002

32.2          Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002

----------
* Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation SK.

+ Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.

(1) Filed as an exhibit to Current Report on Form 8-K, dated April 30, 2002 and incorporated herein by reference.

(2) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

(4) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.

(5) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1993 and incorporated herein by reference.

(6) Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.

(7) Filed as an exhibit to Registration Statement on Form S-3 dated May 23, 2002 and incorporated herein by reference.

(8) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.

(9) Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.

(b)      Reports on Form 8-K

On August 14, 2003, we filed a Form 8-K to report our earnings for the three and nine months ended July 31, 2003.

On August 14, 2003, we filed a Form 8-K to report that effective as of August 7, 2003, we purchased substantially all of the assets of Antares Microsystems,
Inc., a California corporation ("Antares"), excluding cash and accounts receivables, from D.R. Barthol & Company ("Barthol") as Assignee for the Benefit of Creditors of Antares for a purchase price of $75,000 in cash plus other cash payments of $598,000 and non-cash consideration of $542,000.

The amount of consideration we paid in connection with the asset acquisition was determined by arms length negotiation among the parties. The purchase price for the assets was funded by SBE from working capital. There was no material relationship between Barthol or Antares and us or any of our affiliates, any of our directors or officers, or any associate of any such director or officer.

Antares had used the assets acquired to develop, market and sell Ethernet and SCSI products. We will continue to use the assets acquired for these or similar purposes.

(c)      Exhibits Required by Item 601

         Please refer to Part IV, Item 15(a)(3).

(d)      Financial Statements

         Please refer to Part IV, Item 15(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SBE, Inc.


Date:  January 23, 2004              By: /s/ William B. Heye, Jr.
                                         -------------------------------------
                                         William B. Heye, Jr.
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)


Date:  January 23, 2004              By: /s/ David W. Brunton
                                         -------------------------------------
                                         David W. Brunton
                                         Chief Financial Officer,
                                         Vice President, Finance and Secretary
                                         (Principal Financial and Accounting
                                         Officer)


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

         Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, as of January 23, 2004.

         Signature                                 Title
         ---------                                 -----

/s/ William B. Heye, Jr.                Chief Executive Officer and President
---------------------------------       (Principal Executive Officer)
William B. Heye Jr.


/s/ David W. Brunton                    Chief Financial Officer, Vice President,
---------------------------------       Finance and Secretary (Principal
David W. Brunton                        Financial and Accounting Officer)


/s/ Raimon L. Conlisk                   Director, Chairman of the Board
---------------------------------
Raimon L. Conlisk


/s/ Randall L-W. Caudill                Director
---------------------------------
Randall L-W. Caudill


/s/ Ronald J. Ritchie                   Director
---------------------------------
Ronald J. Ritchie


/s/ Marion M. Stuckey                   Director
---------------------------------
Marion M. Stuckey

               Report of Independent Certified Public Accountants

Board of Directors
SBE, Inc.
San Ramon, California

We have audited the accompanying consolidated balance sheet of SBE, Inc. as of October 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. We have also audited the schedules listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBE, Inc. as of October 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information as set forth therein.


/s/  BDO Seidman, LLP

December 8, 2003
San Francisco, California

                        Report of Independent Accountants

To the Board of Directors and Stockholders of SBE, Inc.:

In our opinion, the consolidated balance sheet as of October 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 2002 (appearing on pages 45 through 48 of the SBE, Inc. Annual Report on Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of SBE, Inc. and its subsidiaries at October 31, 2002 and for each of the two years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 37 presents fairly, in all material respects, the information relating to the years ended October 31, 2001 and 2002 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/  PricewaterhouseCoopers LLP

San Francisco, California
January 13, 2003

SBE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

October 31                                                                                2003             2002
------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                           $  1,378         $  1,582
    Trade accounts receivable, net of allowance for
       doubtful accounts of $90 and $93 as of October 31, 2003
       2002, respectively                                                                  1,818              888
    Inventories                                                                            1,880            1,910
    Other                                                                                    240              220
                                                                                        --------         --------
             Total current assets                                                          5,316            4,600
                                                                                        ========         ========

Property and equipment, net                                                                  389              533
Capitalized software costs, net                                                              120              110
Intellectual property, net                                                                 1,122               --
Other                                                                                         28               78
                                                                                        --------         --------

             Total assets                                                               $  6,975         $  5,321
                                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                              $    696         $    488
    Accrued payroll and employee benefits                                                    184              159
    Current portion of refundable deposit                                                     --              447
    Other                                                                                    491              521
                                                                                        --------         --------
             Total current liabilities                                                     1,371            1,615

Other long term liabilities                                                                  217               10
                                                                                        --------         --------

                  Total liabilities                                                        1,588            1,625
                                                                                        --------         --------

Commitments  (Notes 7 and 8)

Stockholders' equity:
    Convertible preferred stock:
             ($0.001 par value) authorized  2,000,000 shares; none
              outstanding at October 31, 2003 and 2002                                        --               --
    Common stock and additional paid-in capital
         ($0.001 par value);  authorized 10,000,000 shares; issued 4,808,650 and
         4,137,612 shares at October 31, 2003 and 2002, respectively (including
         treasury shares:  79,500 at October 31, 2002)                                    15,302           14,711
    Note receivable from stockholder                                                        (142)            (270)
    Treasury stock                                                                            --             (409)
    Retained  deficit                                                                     (9,773)         (10,336)
                                                                                        --------         --------

                  Total stockholders' equity                                               5,387            3,696
                                                                                        --------         --------

                  Total liabilities and stockholders' equity                            $  6,975         $  5,321
                                                                                        ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

For the years ended October 31                     2003             2002             2001
-------------------------------------------------------------------------------------------
Net sales                                       $  7,456         $  6,898         $  7,726
Cost of sales                                      2,749            3,170            4,860
                                                --------         --------         --------

      Gross profit                                 4,707            3,728            2,866
                                                --------         --------         --------

Product research and development                   1,330            3,027            5,652
Sales and marketing                                1,484            2,151            3,105
General and administrative                         1,752            2,364            3,265
Shareholder note valuation (benefit)                (235)             474               --
Restructuring costs (benefit)                       (154)             446              964
                                                --------         --------         --------

      Total operating expenses                     4,177            8,462           12,986
                                                --------         --------         --------

      Operating income (loss)                        530           (4,734)         (10,120)

Interest income                                       26               51              225
Forfeited deposit, net                                --            2,712               --
Other income (expense)                               (10)              63               --
                                                --------         --------         --------

      Income (loss) before income taxes              546           (1,908)          (9,895)

Benefit (provision) for income taxes                  17              177               (1)
                                                --------         --------         --------

Net income (loss)                               $    563         $ (1,731)        $ (9,896)
                                                ========         ========         ========


Basic earnings (loss) per common share          $   0.13         $  (0.46)        $  (2.92)
                                                ========         ========         ========

Diluted earnings (loss) per common share        $   0.12         $  (0.46)        $  (2.92)
                                                ========         ========         ========

Basic - Shares used in per share
      computations                                 4,259            3,759            3,390
                                                ========         ========         ========

Diluted - Shares used in per share
      computations                                 4,709            3,759            3,390
                                                ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

                                                                              Convertible                    Common Stock and
                                                                            Preferred Stock             Additional Paid-in Capital
                                                                        Shares           Amount           Shares          Amount
                                                                      ---------        ---------        ---------       ---------
Balance, October 31, 2000                                                    --        $      --        3,389,336       $  13,855
Stock issued in connection with stock option plans                           --               --           99,054              51
Stock issued in connection with stock purchase plan                          --               --           32,645             109
Forfeiture of unvested stock options                                         --               --               --            (138)
Amortization of deferred stock compensation                                  --               --               --              --
Net loss                                                                     --               --               --              --
                                                                      ---------        ---------        ---------       ---------
Balance, October 31, 2001                                                    --               --        3,521,035          13,877
Stock issued in connection with stock purchase plan                          --               --           47,596              31
Stock and warrant issued in connection with private placement                --               --          555,556             782
Stock issued to Directors in lieu of cash payments                           --               --           13,425              21
Valuation allowance on note receivable from officer                          --               --               --              --
Net loss                                                                     --               --               --              --
                                                                      ---------        ---------        ---------       ---------
Balance, October 31, 2002                                                    --               --        4,137,612          14,711
                                                                      ---------        ---------        ---------       ---------
Stock issued in connection with stock purchase plan                          --               --           11,012              12
Stock and warrant issued in connection with private placement                --               --          500,000             464
Stock issued to Directors in lieu of cash payments                           --               --           37,787              43
Stock issued in connection with the acquisition of Antares                                                 90,628             259
Stock issued in connection with warrant exercise                                                          111,111             222
Retirement of treasury stock                                                                              (79,500)           (409)
Reversal of valuation allowance on note receivable from officer              --               --               --              --
Net income                                                                   --               --               --              --
                                                                      ---------        ---------        ---------       ---------
Balance, October 31, 2003                                                    --        $      --        4,808,650       $  15,302
                                                                      =========        =========        =========       =========

                                                                         Note
                                                                      Receivable                                         Deferred
                                                                         from               Treasury Stock              Stock-Based
                                                                      Stockholder        Shares          Amount        Compensation
                                                                      -----------       --------        --------       ------------
Balance, October 31, 2000                                              $   (744)          79,500        $   (409)        $   (164)
Stock issued in connection with stock option plans                           --               --              --               --
Stock issued in connection with stock purchase plan                          --               --              --               --
Forfeiture of unvested stock options                                         --               --              --              138
Amortization of deferred stock compensation                                  --               --              --               26
Net loss                                                                     --               --              --               --
                                                                       --------         --------        --------         --------
Balance, October 31, 2001                                                  (744)          79,500            (409)              --
Stock issued in connection with stock purchase plan                          --               --              --               --
Stock and warrant issued in connection with private placement                --               --              --               --
Stock issued to Directors in lieu of cash payments                           --               --              --               --
Valuation allowance on note receivable from officer                         474               --              --               --
Net loss                                                                     --               --              --               --
                                                                       --------         --------        --------         --------
Balance, October 31, 2002                                                  (270)          79,500            (409)              --
                                                                       --------         --------        --------         --------
Stock issued in connection with stock purchase plan                          --               --              --               --
Stock and warrant issued in connection with private placement                --               --              --               --
Stock issued to Directors in lieu of cash payments                           --               --              --               --
Stock issued in connection with the acquisition of Antares
Stock issued in connection with warrant exercise
Retirement of treasury stock                                            (79,500)             409
Reversal of valuation allowance on note receivable from officer             128               --              --               --
Net income                                                                   --               --              --               --
                                                                       --------         --------        --------         --------
Balance, October 31, 2003                                              $   (142)              --        $     --         $     --
                                                                       ========         ========        ========         ========

                                                                       Retained
                                                                       Earnings
                                                                     (Accumulated
                                                                       deficit)          Total
                                                                       --------         --------
Balance, October 31, 2000                                              $  1,291         $ 13,829
Stock issued in connection with stock option plans                           --               51
Stock issued in connection with stock purchase plan                          --              109
Forfeiture of unvested stock options                                         --               --
Amortization of deferred stock compensation                                  --               26
Net loss                                                                 (9,896)          (9,896)
                                                                       --------         --------
Balance, October 31, 2001                                                (8,605)           4,119
Stock issued in connection with stock purchase plan                          --               31
Stock and warrant issued in connection with private placement                --              782
Stock issued to Directors in lieu of cash payments                           --               21
Valuation allowance on note receivable from officer                          --              474
Net loss                                                                 (1,731)          (1,731)
                                                                       --------         --------
Balance, October 31, 2002                                               (10,336)           3,696
                                                                       --------         --------
Stock issued in connection with stock purchase plan                          --               12
Stock and warrant issued in connection with private placement                --              464
Stock issued to Directors in lieu of cash payments                           --               43
Stock issued in connection with the acquisition of Antares                                   259
Stock issued in connection with warrant exercise                                             222
Retirement of treasury stock                                                                  --
Reversal of valuation allowance on note receivable from officer              --              128
Net income                                                                  563              563
                                                                       --------         --------
Balance, October 31, 2003                                              $ (9,773)        $  5,387
                                                                       ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended October 31                                                                  2003            2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income (loss)                                                                   $   563         $(1,731)      $(9,896)
         Adjustments to reconcile net income (loss) to net cash
                       provided by (used in) operating activities:
                Depreciation and amortization                                                    443             730         1,077
                Non-cash restructuring (benefit)                                                (154)            185           337
                Stock-based compensation expense                                                  21              26            43
                Non-cash valuation allowance (recovery) on loan from officer                    (142)            474            --
                Effect of re-measured warrant                                                     --             (83)           --
                Loss on sale of assets                                                            13              19             5
                Changes in operating assets and liabilities:
                           Trade accounts receivable                                            (930)           (128)        3,536
                           Inventories                                                            30           2,518           490
                           Other assets                                                           30             238           (70)
                           Trade accounts payable                                                208             (57)         (549)
                           Other current liabilities                                            (184)            (29)       (1,060)
                           Non-current liabilities                                                (4)         (4,860)        4,582
                                                                                             -------         -------       -------

                                  Net cash  used in operating activities                         (84)         (2,703)       (1,522)
                                                                                             -------         -------       -------

Cash flows from investing activities:
                Purchases of property and equipment                                             (172)           (149)         (299)
                Cash payments related to purchase of Antares assets and related costs           (868)             --            --
                Proceeds from sale of assets                                                      --              --             4
                Capitalized software costs                                                       (48)           (105)          (10)
                                                                                             -------         -------       -------

                                  Net cash used in investing activities                       (1,088)           (254)         (305)
                                                                                             -------         -------       -------

Cash flows from financing activities:
                Proceeds from stock plans                                                         12              31           160
                Proceeds from issuance of common stock and warrants                              686             864            --
                Proceeds from repayment of shareholder note                                      270              --            --
                                                                                             -------         -------       -------

                                  Net cash provided by financing activities                      968             895           160
                                                                                             -------         -------       -------

                           Net decrease in cash and cash equivalents                            (204)         (2,062)       (1,667)

Cash and cash equivalents at beginning of year                                                 1,582           3,644         5,311
                                                                                             -------         -------       -------
Cash and cash equivalents at end of year                                                     $ 1,378         $ 1,582       $ 3,644
                                                                                             =======         =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
         Interest                                                                            $    --         $    --       $    --
                                                                                             =======         =======       =======

         Income taxes                                                                        $     1         $     1       $     1
                                                                                             =======         =======       =======

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Non-cash stock portion of Antares purchase price                                             $   542         $    --       $    --
                                                                                             =======         =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Basis of Presentation:

SBE, Inc. architects and provides network communications solutions for original equipment manufacturers ("OEM") in both the embedded and enterprise-level information technology ("IT") computing markets. Our solutions enable both data communications and telecommunications companies in addition to enterprise class high-end server clients to rapidly deliver advanced networking and storage products and services. The addition of the Antares product line in August 2003 enables us to introduce a collection of WAN, LAN, SCSI, Fibre Channel, and carrier cards across both the enterprise server and embedded markets. Our products with Linux and Solaris drivers and software now include wide area network ("WAN") and local area network ("LAN") interface adapters, storage products such as SCSI and Fibre Channel and high performance intelligent communications controllers for high-end enterprise level servers, workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, stocking distributors, independent manufacturers' representatives and value-added resellers. Our business falls primarily within one industry segment.

Liquidity

Fiscal 2003:

We had net income of $563,000 in fiscal 2003 and negative cash flows from operations of $84,000. We believe the combination of cost reductions and a projected increase in sales during fiscal 2004 will continue to generate net income and sufficient cash flows to fund our operations.

Fiscal 2002 and 2001:

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

Cash and Cash Equivalents:

We consider all highly liquid investments readily convertible into cash with an original maturity of three months or less upon acquisition by us to be cash equivalents. Substantially all of our cash and cash equivalents are held with one large financial institution and maybe above insured limits.

Inventories:

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

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

Intangible Assets:

We adopted the Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, we will not amortize goodwill from acquisitions, but will continue to amortize other acquisition-related intangibles and costs. All of the intangible assets that we currently own are intellectual property acquired in the Antares acquisition.

As required by these rules, we will perform an impairment review annually, or earlier if indicators of potential impairment exist. This annual impairment review was completed during the fourth quarter of fiscal year 2003, and no impairment was found. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for our segments as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying business. However, if we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions are unfavorable, revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

For identifiable intangible assets, we amortize the cost over the estimated useful life and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions are unfavorable.

Intellectual property costs consist of the allocation of costs associated with the purchase of current and the design of future products from Antares Microsystems on August 7, 2003. All capitalized intellectual property is amortized to expense over thirty-six months which is the expected useful life. The amortization expense in fiscal 2003 was approximately $102,000.

Acquisitions:

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available we consider a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

As a result of acquisitions, we incur at the time of acquisition expenses for the incremental costs to exit and consolidate activities at the acquired companies' locations, to involuntarily terminate employees, and other costs. These acquisition expenses, to the extent that they are not associated with the generation of future revenues and have no future economic benefit were part of the purchase price. Acquisition liabilities for the above items totaled $161,000 and were substantially complete by October 31, 2003.

Revenue Recognition:

Our policy is to recognize revenue for product sales when title transfer and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue at the time of shipment. Our policies comply with the guidance provided by Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the collectibility is reasonably assured. Our sales transactions are determined in U.S. dollars.

Our agreements with our distributors include certain product rotation and price protection rights. All distributors have the right to rotate slow moving products once each fiscal quarter. The maximum dollar value of inventory eligible for rotation is equal to twenty-five percent of our products purchased by the distributor during the previous quarter. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional SBE products equal to at least the dollar value of the products that they want to rotate.

Each distributor is also allowed certain price protection rights. If and when we reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when it places its next order with us. We record an allowance for price protection reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our distributors at the time we expect to reduce selling prices. Reserves for the right of return and restocking are established based on the requirements of SFAS 48, "Revenue Recognition when Right of Return Exists".

During the year ended October 31, 2003, $191,000 or 0.3 % of our sales were to distributors.

Product Warranty:

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally 12 months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liabilities are adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Allowance for Doubtful Accounts:

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, significant deterioration in the customer's operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover.

We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. We believe our reported allowances are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination is made.

Product Research and Development Expenditures:

Product research and development ("R&D") expenditures, other than certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as a reduction of related expenses as incurred. For the years ended October 31, 2003, 2002 and 2001, direct costs incurred under R&D contracts were $109,000, $7,900 and $7,000, respectively, and reimbursements earned were $109,000, $7,900 and $22,913 , respectively.

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a two-year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value. No internal software development costs were capitalized in the years ended October 31, 2003, 2002 and 2001.

Refundable Deposit:

A refundable deposit associated with a multi-year supply agreement with HP of $4.9 million was received in April 2001. This deposit was refundable as we delivered certain quantities of products to HP over a four year period ending in 2005. The supply contract was restructured in fiscal 2002 to include a purchase order for $1.6 million of our products that was shipped to HP in the first two quarters of fiscal 2003 and the forfeiture by HP of $4.4 million of the $4.9 million refundable deposit. Under the agreement, we are required to retain for future production or repair all VCOM finished goods and spare parts inventory through October 31, 2005 unless notified otherwise by HP. Concurrent with the forfeiture of the $4.4 million refundable deposit, we recorded a reserve of $1.7 million related to inventory we held at October 31, 2002 but may not be able to sell. The $2.7 million of forfeiture of refundable deposit net of inventory reserve is presented under Forfeited deposit, net on the Consolidated Statements of Operations. The remaining $447,000 of the deposit was paid to HP in the third quarter of fiscal 2003 and is included in current liabilities at October 31, 2002.

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

Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, our pro forma net income (loss) would have been as follows (in thousands):

                                                       For the Year Ended October 31,
                                                ----------------------------------------------
                                                   2003              2002              2001
                                                ----------        ----------        ----------
Net income (loss) - as reported .........       $      563        $   (1,731)       $   (9,896)
Stock based employee compensation
  (recovery)/expense included in reported
  net loss, net of related tax effects ..               --                --                --
Less total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects ...............................             (231)             (721)           (1,935)
                                                ----------        ----------        ----------

Pro forma net loss ......................       $     (332)       $   (2,452)       $  (11,831)
                                                ==========        ==========        ==========

Income (loss) per share:
Basic - as reported .....................       $     0.13        $    (0.46)       $    (2.92)

Basic - pro forma .......................       $     0.08        $    (0.65)       $    (3.49)

Diluted - as reported ...................       $     0.12        $    (0.46)       $    (2.92)

Diluted - pro forma .....................       $     0.07        $    (0.65)       $    (3.49)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

Options granted in years ended October 31          2003           2002           2001
-------------------------------------------------------------------------------------
Expected life (in years)                           5.00           5.00           5.00
Risk-free interest rate                            2.00%          2.00%          6.00%
Volatility                                       126.00%        148.00%        114.00%
Dividend yield                                     0.00%          0.00%          0.00%

The weighted average fair value of options granted during 2003, 2002, and 2001 was $1.79, $0.92 and $1.78 per option, respectively.

Advertising Costs:

Advertising expenditures are expensed as incurred. Advertising costs were $79,000 in fiscal 2003 and $37,000 in fiscal 2002.

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

Net Earnings Per Common Share:

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and warrants include 450,000 shares of common stock and warrants for the year ended October 31, 2003. Common stock equivalents are excluded from the diluted earnings per share calculation for fiscal 2002 and 2001 due to their anti-dilutive effect.

Comprehensive Income:

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2003, we have not had any transactions that were required to be reported in other comprehensive income and, accordingly, comprehensive income (loss) is the same as net income (loss).

Recent Accounting Pronouncements:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  Of
Variable Interest Entities". This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This Interpretation is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. We currently do not have any financial interest in variable interest entities. The adoption of this Interpretation did not have a material impact on our consolidated financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," addresses the accounting by a vendor for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The adoption of this Interpretation did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Since we do not use derivative instruments or engage in hedging activities, the adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial statements.


Reclassifications:

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation with no effect on net income
(loss) or stockholders' equity as previously reported.

2.   INVENTORIES

Inventories at October 31, 2003 and 2002 comprise the following (in thousands):

                                                  2003            2002
------------------------------------------------------------------------
         Finished goods                          $  726          $  985
         Parts and materials                      1,154             925
                                                 ------          ------

         Total inventory                         $1,880          $1,910
                                                 ======          ======

3.   PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2003 and 2002 are comprised of the following (in thousands):

                                                  2003            2002
------------------------------------------------------------------------
         Machinery and equipment                $ 4,482        $ 4,948
         Furniture and fixtures                     278            236
         Leasehold improvements                     118            290
                                                -------        -------
                                                  4,878          5,474
         Less accumulated depreciation
           and amortization                      (4,489)        (4,941)
                                                -------        -------

                                                $   389        $   533
                                                =======        =======

Depreciation and amortization expense totaled $303,000, $649,000 and $860,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

4.   CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 2003 and 2002 comprise the following (in thousands):

                                                 2003            2002
-----------------------------------------------------------------------
         Purchased software                     $   929        $    81
         Internally developed software              805            805
                                                -------        -------
                                                  1,734          1,686

         Less accumulated amortization           (1,614)        (1,576)
                                                -------        -------
                                                $   120        $   110
                                                =======        =======

We capitalized $48,000, $105,000 and $10,000 of purchased software costs in 2003, 2002, and 2001 respectively. Amortization of capitalized software costs totaled $38,000, $81,000, and $217,000 for the years ended October 31, 2003, 2002, and 2001, respectively.

5.   STOCKHOLDERS' EQUITY

On December 15, 1997, we reincorporated in the state of Delaware. In connection with this event, we increased the number of authorized shares of preferred stock to 2,000,000 shares, and established a par value of $0.001 per share for both our common and preferred stock.

In May 1999, our Board of Directors authorized us to repurchase up to 100,000 shares of our issued and outstanding Common Stock. During fiscal 1999 and 2000, we repurchased 79,500 shares of our Common Stock in the open market for an aggregate purchase price of approximately $409,000. We retired the 79,500 shares of our Common Stock that we purchased under this repurchase program on October 16, 2003.

We acquired LMC on July 14, 2000. As consideration for all outstanding shares of LMC, we issued 316,101 shares of our Common Stock. In addition, we assumed all outstanding options held by LMC option holders.

On April 30, 2002, we completed a private placement of 555,556 shares of Common Stock at $1.80 per share plus a warrant to purchase 111,111 shares of common stock, resulting in gross cash proceeds of approximately $1.0 million. The warrant has a term of three years and is exercisable at $2.00 per share. The equity investment was made by Stonestreet L.P., of Ontario, Canada. The shares of Common Stock and the shares of Common Stock associated with the Stonestreet LP warrants were registered with the Securities and Exchange Commission and the registration statement was declared effective on June 14, 2002. Stonestreet L.P. exercised its warrant to purchase 111,111 shares of our Common Stock on October 9, 2003 for cash consideration of $222,222.

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

In connection with the private placement, we retained the services of Vintage Partners LLC of New York, New York and paid to Vintage Partners a finder's fee of $60,000 and warrants to purchase 21,429 shares of Common Stock. The warrants have a three year term and are exercisable at $3.50 per share.

On June 27, 2003, we completed a private placement of 500,000 shares of common stock plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of $550,000 and net cash proceeds of approximately $478,000. The warrant has a term of five years and bears an exercise price of $1.50 per share subject to certain adjustment provisions.

In connection with the private placement, we retained the services of Puglisi & Co. as placement agent, and in connection therewith paid Puglisi & Co. and its associates a fee of $33,000 and warrants to purchase 150,000 shares of common stock. The warrants have a five-year term and bear exercise prices between $1.50 and $2.00 per share, subject to certain adjustment provisions. The warrants to purchase a total of 200,000 shares of common stock have a calculated fair value of approximately $225,000. This value was derived using the "Black-Scholes" pricing model. We registered for resale all of the shares of common stock sold in this offering and the shares subject to sale pursuant to the exercise of the warrants with the Securities and Exchange Commission on Form S-3.

During fiscal 2003, we issued 37,787 shares of our Common Stock to the non-employee members of our Board of Directors in lieu of 50% of their cash compensation. The value of the Common Stock of $43,000 was recorded as a general and administrative expense.

6.   INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended October 31, 2003, 2002 and 2001, comprise the following:

                                                                        2003         2002         2001
-------------------------------------------------------------------------------------------------------
         Federal:
                Current                                                $ (18)       $(161)       $  --
                Deferred                                                  --           --           --
         State:
                Current                                                    1          (16)           1
                Deferred                                                  --           --           --
                                                                       -----        -----        -----
                      Total provision (benefit) for income taxes       $ (17)       $(177)       $   1
                                                                       =====        =====        =====

We recorded a tax benefit of $18,000 and $91,000 in fiscal 2003 and 2002, respectively, due to refunds of federal income taxes related to the Job Creation and Workers Assistance Act of 2002 which extends the net operating loss carryback period from two to five years for losses generated in tax years ending in 2002. We also filed amended federal and state tax returns to claim $86,000 in research and development credits related to LMC in fiscal 2002. As of October 31, 2003, we have received all of these tax refunds.

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                 2003         2002         2001
-----------------------------------------------------------------------------------
         Statutory federal income tax rate      (34.0)%      (34.0)%      (34.0)%
         Change in valuation allowance           34.0         25.0         34.0
         Other                                     --          1.0           --
                                                -----        -----        -----
                                                   (0)%       (8.0)%          0%
                                                =====        =====        =====

Significant components of our deferred tax balances as of October 31, 2003 and 2002 are as follows:

                                                                      2003            2002
--------------------------------------------------------------------------------------------
         Deferred tax assets:
               Current
                       Accrued employee benefits                    $    36        $   230
                       Inventory allowances                             828            944
                       Allowance for doubtful accounts                   39             37
                       Warranty accruals                                 --             22

               Noncurrent
                       R&D credit carryforward                        2,871          2,475
                       Alternative minimum tax carryforward              --             80
                       Net operating loss carryforwards               4,619          4,202
                       Refundable deposit                               191            178
                       Depreciation and amortization                     --            261
                       Reserve on shareholder note receivable           103             --
                       Restructuring costs                              (25)           164
                                                                    -------        -------
                           Total deferred tax assets                  8,662          8,593
                                                                    -------        -------
         Deferred tax liabilities:

         Deferred tax asset valuation allowance                      (8,662)        (8,593)
                                                                    -------        -------
               Net deferred tax assets                              $    --        $    --
                                                                    =======        =======

A valuation allowance is recorded to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance increased by $ 0.1 million in fiscal 2003 primarily as a result of increases in R&D credit carry forwards, NOL carryforwards and the reserve in shareholder note receivable. These increases were partially offset by decreases in accrued employee benefits, refundable deposit, depreciation and amortization timing differences and a reduction in our estimated restructuring costs. The valuation allowance increased by $0.5 million in fiscal 2002 primarily as a result of an increase in unbenefited net operating loss carryforwards, an increase in the inventory allowance and an increase in accrued employee benefits. The increase was partially offset by the forfeiture of the $4.4 million refundable deposit in fiscal 2002 that was recognized for tax purposes in fiscal 2001.

At October 31, 2003, we have research and experimentation tax credit carryforwards of $1.7 million and $1.2 million for federal and state tax purposes, respectively. These carryforwards expire in the periods ending 2010 through 2023. We have net operating loss carryforwards for federal and state income tax purposes of approximately $12.7 million and $6.7 million, respectively, which expire in periods ending 2004 through 2023.

Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period.

7.  WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of our agreements that we have determined are within the scope of FIN 45.

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

The following table sets forth an analysis of our warranty reserve at October 31, 2003 (in thousands):

         Warranty reserve at October 31, 2002                            $ 55
             Less: Cost to service warranty obligations                   (13)
             Plus: Warranty accrual                                        11
                                                                         ----
         Total warranty reserve included in other accrued expenses       $ 53
                                                                         ====


We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of October 31, 2003 and 2002, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2003 and 2002, respectively.

As discussed below, we are the secondary guarantor on the sublease of our previous headquarters. We believe we will have no liabilities on this guarantee and have not recorded a liability at October 31, 2003.

8. COMMITMENTS

We lease our buildings under noncancelable operating leases which expire at various dates through the year 2008. Future minimum lease payments under noncancelable operating leases, are as follows (in thousands):

       Year ending October 31:
             2004                                                     $  1,012
             2005                                                        1,005
             2006                                                          660
             2007                                                            6
             2008                                                           --
                                                                      --------
                                                                         2,683
             Less: total reimbursements from sublease                   (1,539)
                                                                      --------
             Total minimum lease payments                             $  1,144
                                                                      ========

In November 2001, we entered into a facilities lease for our engineering and administrative headquarters located in San Ramon, California. The lease expires in 2006. We expect our current facility to satisfy our anticipated needs through the foreseeable future. Additionally, we assigned the lease related to our former 63,000 square foot engineering and administrative headquarters facility to a third-party corporation. The third party has assumed payment of the remaining lease payments though the termination of the original lease in 2006 and we are a secondary guarantor.

Our rent expense under all operating leases, net of reimbursements for subleases, for the years ended October 31, 2003, 2002 and 2001 totaled $434,000, $549,000 and $844,000, respectively. We had reimbursements of sublease proceeds of $713,000, $158,000 and $261,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

In connection with the acquisition of Antares, we committed to issue 98,945 shares of our Common Stock in 20,000 share increments beginning January 2004 and ending March 2005 to a selling shareholder of Antares.

9.   STOCK OPTION AND STOCK PURCHASE PLANS

We sponsor two employee stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Officer Stock Option Plan (the "1998 Plan"). A total of 1,730,000 shares of Common Stock were reserved under the 1996 Plan at October 31, 2003. A total of 650,000 shares of Common Stock are reserved under the 1998 Plan. Stock options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of Common Stock on the date of grant.

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

At October 31, 2003 and 2002, 273,964 and 96,253 shares of Common Stock, respectively, were available for grant under the 1996 Plan. A total of 3,939 and 36,714 shares of Common Stock were available for grant under the 1998 Plan at October 31, 2003 and 2002, respectively. A total of 42,750 shares of Common Stock were available for grant under the Director Plan at October 31, 2003 and 2002, respectively.

A summary of the combined activity under all of the stock option plans is set forth below:

                                                                      Weighted
                                                                      Average
                                Number of         Price Per           Exercise
                                 Shares             Share              Price
                              -------------------------------------------------
Outstanding at
      October 31, 2000          1,246,879        $0.51--$24.81         $   8.24

Granted                           791,000        $0.98--$8.63          $   2.88
Cancelled or expired             (403,023)       $0.51--$24.81         $   8.32
Exercised                         (99,054)       $0.51--$1.27          $   0.52
                              -------------------------------------------------

Outstanding at
      October 31, 2001          1,419,003        $0.51--$23.50         $   6.18

Granted                           809,000        $0.90--$1.80          $   0.92
Cancelled or expired             (458,730)       $0.51--$23.50         $   7.94
                              -------------------------------------------------

Outstanding at
      October 31, 2002          1,769,273        $0.90--$19.81         $   3.32

Granted                           140,500        $0.70--$2.86          $   1.90
Cancelled or expired             (285,238)       $0.51--$19.81         $   5.13
                              -------------------------------------------------

Outstanding at
      October 31, 2003          1,624,505        $0.70--$19.81         $   2.88
                              =================================================

         The following table summarizes information with respect to all options to purchase shares of Common Stock outstanding under the 1996 Plan, the 1998 Plan, the Director Plan and the LMC Plan at October 31, 2003:

                                                   Options Outstanding                                 Options Exercisable
===================================================================================================================================
                                                        Weighted
                                                         Average             Weighted                                   Weighted
                                    Number              Remaining             Average            Number                  Average
           Range of               Outstanding       Contractual Life         Exercise          Exercisable              Exercise
        Exercise Price        at 10/31/03                (years)               Price           at 10/31/03                Price
-----------------------------------------------------------------------------------------------------------------------------------
    $  0.00    - $  1.00              817,000              5.9               $  0.90               751,451              $  0.91
    $  1.01    - $  2.50              157,000              5.4               $  1.65               106,248              $  1.79
    $  2.51    - $  3.50              242,000              5.1               $  2.71               151,213              $  2.66
    $  3.51    - $  5.50              227,306              2.9               $  5.06               204,357              $  5.08
    $  5.51    - $  7.50                2,000              3.2               $  6.63                 1,874              $  6.63
    $  7.51    - $  9.50              107,699              2.5               $  8.23               104,365              $  8.22
    $  9.51    -  $14.50               65,000              1.2               $ 13.23                61,250              $ 13.18
     $14.51    -  $19.85                6,500              3.6               $ 18.44                 5,518              $ 18.44
                                 ------------                                                 ------------
                                    1,624,505                                                    1,386,276
                                 ============                                                 ============

We sponsor an Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock were reserved for issuance at October 31, 2003. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of our Common Stock at 85 percent of the fair market value of the shares at specified dates. At October 31, 2003, 32 employees were eligible to participate in the Purchase Plan and 69,862 shares were available for issuance. In fiscal year 2003, 2002 and 2001, 11,012, 47,596 and 32,645 shares of Common Stock were issued under the Purchase Plan, respectively.

10.   NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share for the years ended October 31, 2003, 2002 and 2001 was computed by dividing the net income (loss) for the relevant period by the weighted average number of shares of common stock outstanding. Common stock equivalents for the years ended October 31, 2002 and 2001 have been excluded from shares used in calculating diluted net loss per share because the effect would have been anti-dilutive.

                                                     Years ended October 31
                                              ------------------------------------
                                                2003          2002           2001
                                              -------       -------        -------
Basic earnings per share:

Net income (loss)                             $   563       $(1,731)       $(9,896)

Number of shares for computation of
earnings per share                              4,259         3,759          3,390
                                              =======       =======        =======

Basic earnings (loss) per share               $  0.13       $ (0.46)       $ (2.92)
                                              =======       =======        =======

Diluted earnings per share:

Weighted average number of common
shares outstanding during the year              4,259         3,759          3,390

Assumed issuance of stock under warrant
plus stock issued the employee and
non-employee stock option plans                   450           (a)            (a)
                                              -------       -------        -------

Number of shares for computation of
earnings per share                              4,709         3,759          3,390
                                              =======       =======        =======

Diluted earnings (loss) per share             $  0.12       $ (0.46)       $ (2.92)
                                              =======       =======        =======

(a) In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

11.   EMPLOYEE SAVINGS AND INVESTMENT PLAN

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

For the years ended October 31, 2003, 2002 and 2001, total expense under the employee savings and investment plan was $61,730, $99,471 and $148,974, respectively.

12.   CONCENTRATION OF CREDIT AND BUSINESS RISKS

Our trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Three customers accounted for 62% of our outstanding accounts receivable at October 31, 2003 compared to two customers who accounted for more than 34% of total accounts receivable at October 31, 2002. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. We maintain an allowance for doubtful accounts for potential credit losses. Actual bad debt losses have not been material and have not exceeded our expectations. Trade accounts receivable are recorded net of an allowance for doubtful accounts of $90,000 and $93,000 at October 31, 2003 and 2002, respectively.

Sales to individual customers in excess of 10% of net sales for the year ended October 31, 2003 included sales to HP of $3.1 million, or 45% of net sales compared to sales to HP in fiscal 2002 of $2.1 million, or 30%, and sales to Lockheed Martin of $0.8 million, or 12%, and sales to HP of $2.6 million, or 34%, and Lockheed Martin of $1.5 million, or 19%, in fiscal 2001. International sales accounted for 12%, 13% and 9% of total sales during fiscal 2003, 2002 and 2001, respectively.

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

13.  ACQUISITION OF ANTARES MICROSYSTEMS, INC.

Effective as of August 7, 2003, we purchased substantially all of the assets of Antares Microsystems, Inc., a California corporation ("Antares"), excluding cash and accounts receivable, from the Assignee for the Benefit of Creditors of Antares ("Assignee"). The acquisition enabled us to obtain intellectual property such as the TCP/IP Offload Engine and other intellectual property which we consider to be complementary to our business. While this product has reached technological feasibility and is being capitalized as an intangible asset, we continue to customize it to meet SBE's specific customer needs. We acquired Antares for a purchase price of $75,000 in cash plus $582,000 in costs associated with the payment of certain loan guarantees, legal fees, accounting fees, broker fees, contract transfer fees and moving expenses and $211,000 in cash to the selling shareholders of Antares. We also issued 90,628 shares of our Common Stock with a market value at the time of issuance of $259,000 to one of the selling shareholders and committed to issue 98,945 shares of our Common Stock valued at $283,000 in 20,000 share increments beginning January 2004 and ending March 2005 to a selling shareholder of Antares.

A summary of the assets acquired and consideration paid is as follows:

         Tangible assets acquired                             $  187,000
         Intellectual property                                 1,223,000
                                                              ----------
         Total assets acquired                                 1,410,000
         Liabilities assumed                                          --
                                                              ----------
         Net assets acquired                                  $1,410,000
                                                              ==========

         Cash consideration or costs paid or to be paid       $  868,000
         Fair value of stock provided                            542,000
                                                              ----------
         Total consideration                                  $1,410,000
                                                              ==========

We used the purchase method of accounting for the acquisition and combined Antares results of operations beginning August 7, 2003. We allocated the purchase price to the tangible assets based on fair market value at the time of the acquisition and to intellectual property based on future expected cash flows to be derived from the acquired product lines in addition to new products that have reach technological feasibility, but have not gone into production.

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Antares acquisition, and the private equity offering transactions been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period. Had we acquired Antares at the beginning the prior period, our results of operations for would have been as follows:

For the Years ended October 31,               2003             2002
                                           ----------       ----------
         Revenues                          $    8,845       $   10,702
         Net loss                              (1,173)          (2,665)
         Basic loss per common share            (0.28)           (0.67)
         Diluted earnings per common            (0.25)           (0.67)

We did not assume any of the liabilities associated with Antares. In connection with the acquisition, we hired certain employees of Antares in order to continue the development of the Antares TCP/IP Offload Engine ("TOE") technology, which is in the developmental stage, and other products of Antares. The TOE base technology is being readied for commercial development. In the event TOE is successfully completed and commercialized, we have committed to make certain payments of cash and/or stock as bonuses to certain of these employees, as sales of the TOE products occur.

The amount of consideration paid in connection with the asset acquisition was determined by extensive "arms-length" negotiation among the parties. We funded the acquisition of the assets in cash from our working capital plus proceeds from the sale of our common stock as described in Note 5. There was no material relationship between Assignee or Antares and us or any of our affiliates, any of our directors or officers, or any associate of any such director or officer.

We amortize the intellectual property acquired in the Antares acquisition to expense over 36 months which is the estimated useful life. We recorded approximately $102,000 in amortization in fiscal 2003.

14. RESTRUCTURING COSTS

In response to the economic slowdown, we implemented restructuring plans in fiscal 2002 and 2001 and recorded restructuring charges of $446,000 and $964,000, respectively. Restructuring costs for fiscal 2002 are comprised of severance costs associated with staff reductions totaling $115,000 (we reduced our headcount from 47 employees to 24 employees during fiscal 2002), leasehold improvements and equipment write-downs related to the abandonment of our Madison, Wisconsin office of $185,000 and accrued lease and brokerage costs totaling $146,000. We reached agreement with the property owner to terminate the Madison office lease releasing us from further obligations effective December 31, 2002. As part of the agreement we paid the lease payments for November and December 2002 in addition to certain costs and commissions related to releasing the office space.

Restructuring costs for fiscal 2001 are comprised of severance costs associated with staff reductions totaling $52,000, leasehold improvements and equipment write-downs related to the relocation of our headquarters of $337,000 and losses related to its sublease of $575,000, net of the reversal of a $281,000 liability associated with deferred rent. We reduced our headcount from 87 employees to 47 employees during fiscal 2001. The reduction in headcount plus the relocation of the XeTel manufacturing facility from our engineering and headquarters facility to Texas left us with excess facility space. We were able to enter into an agreement with a third party corporation to assign the lease for our 63,000 square foot facility located at 4550 Norris Canyon Rd, San Ramon, California and simultaneously sublease a 15,000 square foot facility also located in San Ramon, California. We abandoned the leasehold improvements and certain of our equipment in conjunction with the relocation. As a result of this transaction, a non-cash $337,000 write down of leasehold improvements and equipment was expensed in fiscal 2001. Real estate commissions and building expenses totaling $442,000 were accrued in fiscal 2001 and were paid in fiscal 2002. An additional amount totaling $133,000 was accrued related to a loss associated with facilities acquired with the purchase of LMC in fiscal 2000 and subleased to a third party corporation in fiscal 2001. This amount is being be paid over 36 months beginning May 2001.

As of October 31, 2003 and 2002, $58,000 and $249,000 of the restructuring costs were included in other current liabilities, respectively.

In our third quarter of fiscal 2003, we recognized a restructuring benefit of $154,000 after the final settlement of costs associated with prior real estate and equipment leases.

The  following   table  sets  forth  an  analysis  of  the   components  of  the
restructuring reserve and the payments made against it through October 31, 2003 (in thousands):

         Restructuring accrual at October 31, 2002                  $ 249
         Less:
             Cash paid and adjustment for accrued lease costs        (191)
                                                                    -----
         Total restructuring costs included in liabilities          $  58
                                                                    =====

15.  LOAN TO OFFICER

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

On October 31, 2002 we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based generally on the fair value of the Common Stock collateralizing the note at October 31, 2002 and the amount of the officer's personal assets considered likely to be available to settle the note in December 2003.

During the fourth quarter of fiscal 2003, an officer and shareholder sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of an outstanding $743,800 loan we made to the officer. In November 2003, we received an additional loan payment of $142,000 from stock that was sold prior to October 31, 2002. The officer sold an additional 43,100 shares of our common stock in November 2003 and used proceed totaling $381,000 to repay the remaining loan balance in full.

 As a result of these payments, we expect to reflect a benefit of $239,000 in our results of operations for the first quarter of fiscal 2004 resulting from the reversal of the remaining loan impairment charge.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

 (in thousands except                                First         Second          Third         Fourth
  per share amounts)                                Quarter        Quarter        Quarter        Quarter
---------------------------------------------------------------------------------------------------------
         2003: Net sales                            $ 1,861        $ 1,767        $ 1,621        $ 2,207
                    Gross profit                      1,128          1,088          1,062          1,429
                    Net income                           91             51            141            280
                    Basic income per
                    common share                    $  0.02        $  0.01        $  0.03        $  0.07
                    Diluted income per
                    common share                    $  0.02        $  0.01        $  0.03        $  0.06

         2002: Net sales                            $ 1,283        $ 1,724        $ 2,786        $ 1,105
                    Gross profit                        696            914          1,695            423
                    Net income (loss)                (1,218)          (961)          (178)           626
                    Basic income (loss) per
                    common share                    $ (0.35)       $ (0.28)       $ (0.04)       $  0.15
                    Diluted income (loss) per
                    common share                    $ (0.35)       $ (0.28)       $ (0.04)       $  0.15

                                    SBE, Inc.
                 Schedule II - Valuation and Qualifying Accounts
               For the Years Ended October 31, 2003, 2002 and 2001


                     Column A                        Column B           Column C           Column D           Column E
                     --------                        --------           --------           --------           --------
                                                    Balance at         Additions                               Balance
                                                    Beginning       charged to costs                           End of
                   Description                      of Period         and expenses        Deductions           Period
--------------------------------------------------------------------------------------------------------------------------
         Year ended October 31, 2003

         Allowance for Doubtful Accounts
          and sales programs                        $    93,000       $    11,000        $   (14,000)       $    93,000
         Allowance for Warranty Claims55,315             11,000           (13,000)            53,315
         Allowance for Deferred Tax Assets            8,593,000            69,000                 --          8,662,000
         Allowance for Stockholder Loan                 474,000                --           (235,000)           239,000

         Year ended October 31, 2002

         Allowance for Doubtful Accounts
          and sales programs                        $   225,000       $        --        $  (132,000)       $    93,000
         Allowance for Warranty Claims55,627                 --              (312)            55,315
         Allowance for Deferred Tax Assets            8,080,000           513,000                 --          8,593,000
         Allowance for Stockholder Loan                      --           474,000                 --            474,000

         Year ended October 31, 2001

         Allowance for Doubtful Accounts
          and sales programs                        $   251,620       $        --        $   (26,620)       $   225,000
         Allowance for Warranty Claims144,676                --           (89,049)            55,627
         Allowance for Deferred Tax Assets            3,088,000         4,992,000                 --          8,080,000
         Allowance for Stockholder Loan                      --                --                 --                 --