Form 10-Q
period 2004-01-31
SBE INC
filed 2004-03-08
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

                [X] Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2004

          [ ] Transition report pursuant to section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

               For the transition period from _______ to ________

                          Commission file number 0-8419


                                    SBE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                            94-1517641
          ------------------------------              ---------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)


            2305 Camino Ramon, Suite 200, San Ramon, California 94583
            ---------------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (925) 355-2000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   X     No
                                              -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                                          Yes         No  X
                                              ----      -----

The number of shares of registrant's common stock outstanding as of January 31, 2004 was 4,976,056.


                                    SBE, INC.

                       INDEX TO JANUARY 31, 2004 FORM 10-Q



PART I   FINANCIAL INFORMATION

     ITEM 1       Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets as of
        January 31, 2004 and October 31, 2003..........................................................3

     Condensed Consolidated Statements of Operations for the
        three months ended January 31, 2004 and 2003...................................................4

     Condensed Consolidated Statements of Cash Flows for the
        three months ended January 31, 2004 and 2003...................................................5

     Notes to Condensed Consolidated Financial Statements..............................................6

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................................10

     ITEM 3       Quantitative and Qualitative Disclosures about
                  Market Risk.........................................................................24

     ITEM 4       Controls and Procedures.............................................................24


PART II  OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K....................................................25




SIGNATURES............................................................................................28

EXHIBITS..............................................................................................29



PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)
                                                                                 January 31,            October 31,
                                                                                    2004                   2003
                                                                                 -----------           -----------
Current assets:
    Cash and cash equivalents                                                    $       985           $     1,378
    Trade accounts receivable, net                                                     3,277                 1,818
    Inventories                                                                        2,064                 1,880
    Other                                                                                540                   240
                                                                                 -----------           -----------
          Total current assets                                                         6,866                 5,316

Property, plant and equipment, net                                                       365                   389
Capitalized software costs, net                                                          109                   120
Intellectual property, net                                                             1,020                 1,122
Other                                                                                     28                    28
                                                                                 -----------           -----------
          Total assets                                                           $     8,388           $     6,975
                                                                                 ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                       $     1,417           $       696
    Accrued payroll and employee benefits                                                146                   184
    Other accrued expenses                                                               420                   491
                                                                                 -----------           -----------

          Total current liabilities                                                    1,984                 1,371

Other long-term liabilities                                                               93                   217
                                                                                 -----------           -----------

          Total liabilities                                                            2,077                 1,588
                                                                                 -----------           -----------

Stockholders' equity:
    Common stock                                                                      15,557                15,302
    Note receivable from stockholder                                                     ---                  (142)
    Accumulated deficit                                                               (9,246)               (9,773)
                                                                                 -----------           -----------
          Total stockholders' equity                                                   6,311                 5,387
                                                                                 -----------           -----------
          Total liabilities and stockholders' equity                             $     8,388           $     6,975
                                                                                 ===========           ===========


                                       See notes to condensed consolidated financial statements.



                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                         Three months ended
                                                                                             January 31,
                                                                                    2004                   2003
                                                                                 -----------           -----------
Net sales                                                                        $     2,970           $     1,861

Cost of sales                                                                          1,325                   733
                                                                                 -----------           -----------

       Gross profit                                                                    1,645                 1,128

Product research and development                                                         505                   285

Sales and marketing                                                                      489                   307

General and administrative                                                               364                   441

Loan reserve (benefit)                                                                  (239)                  ---
                                                                                 -----------           -----------

       Total operating expenses                                                        1,119                 1,033
                                                                                 -----------           -----------

       Operating income                                                                  526                    95

Interest and other income                                                                  1                   ---
                                                                                 -----------           -----------

       Income before income taxes                                                        527                    95

Provision for income taxes                                                               ---                     4
                                                                                 -----------           -----------

       Net income                                                                $       527           $        91
                                                                                 ===========           ===========

Basic earnings per share                                                         $      0.11           $      0.02
                                                                                 ===========           ===========

Diluted earnings per share                                                       $      0.09           $      0.02
                                                                                 ===========           ===========

Shares used in per share computations:
  Basic                                                                                4,888                 4,064
                                                                                ============           ===========

  Diluted                                                                              6,120                 4,082
                                                                                ============           ===========

                                     See notes to condensed consolidated financial statements.



                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                            January 31,
                                                                                     2004                  2003
                                                                                 -----------           -----------
Cash flows from operating activities:
     Net income                                                                  $       527           $        91
     Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and amortization:
              Property and equipment                                                      53                   105
              Capitalized software costs                                                  11                     4
              Amortization of intellectual property                                      102                   ---
         Loss on disposal of equipment                                                   ---                     7
         Changes in operating assets and liabilities:
              Trade accounts receivable                                               (1,459)                   43
              Inventories                                                               (184)                   78
              Other assets                                                              (300)                   (5)
              Trade accounts payable                                                     721                  (158)
              Other current liabilities                                                 (109)                 (247)
              Other non-current liabilities                                             (124)                  ---
                                                                                 -----------           -----------
                  Net cash used in operating activities                                 (762)                  (82)
                                                                                 -----------           -----------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (29)                  (10)
                                                                                 -----------           -----------
                  Net cash used in investing activities                                  (29)                  (10)
                                                                                 -----------           -----------

Cash flows from financing activities:
     Repayment of stockholder note                                                       142                    25
     Proceeds from issuance of common stock and warrants                                 130                   ---
     Proceeds from stock plans                                                           126                    15
                                                                                 -----------           -----------
                  Net cash provided by financing activities                              398                    40
                                                                                 -----------           -----------

              Net decrease in cash and cash equivalents                                 (393)                  (52)

Cash and cash equivalents at beginning of period                                       1,378                 1,582
                                                                                 -----------           -----------
Cash and cash equivalents at end of period                                       $       985           $     1,530
                                                                                 ===========           ===========


                                     See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operation for the three month period ended January 31, 2004 are not necessarily indicative of expected results for the full 2004 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2003.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as certain disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by us include matters such as collectibility of warrant obligations, indemnifications obligations, accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2.   INVENTORIES:

Inventories comprise the following (in thousands):

                                                    January 31,     October 31,
                                                      2004             2003
                                                   ----------       ----------
                 Finished goods                    $    1,197       $      726
                 Parts and materials                      867            1,154
                                                   ----------       ----------

                                                   $    2,064       $    1,880
                                                   ==========       ==========
3.   RESTRUCTURING COSTS:

The following table sets forth an analysis of the components of our restructuring reserve and the payments made against it during the quarter ended January 31, 2004 (in thousands):

         Restructuring reserve at October 31, 2003                      $58
             Less: Cash paid for accrued lease costs                    (17)
                                                                        ---
         Total restructuring costs included in other accrued expenses   $41
                                                                        ===

4.   NET INCOME PER SHARE:

Basic net income per common share for the three month period ended January 31, 2004 and 2003 was computed by dividing the net income for the relevant period by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three month period ended January 31, 2004 and 2003 were 1,232,000 and 18,103, respectively, and have been included in the calculation of diluted net income per share.

                                                       Three months ended
                                                           January 31,
                                                      2004           2003
                                                  -----------     -----------
BASIC                                                    (in thousands,
                                                    except per share amounts)

Weighted average number of
 common shares outstanding                              4,888            4,064
                                                  -----------      -----------

Number of shares for computation of
 net income per share                                   4,888            4,064
                                                  ===========      ===========

Net income                                        $       527      $        91
                                                  ===========      ===========

Net income per share                              $      0.11      $      0.02
                                                  ===========      ===========

DILUTED

Weighted average number of
 common shares outstanding                              4,888            4,064

Shares issuable pursuant to options granted under
 stock option plans and warrants granted, less
 assumed repurchase at the average fair
 market value for the period                            1,232              18
                                                  -----------     -----------

Number of shares for computation of
 net income per share                                   6,120           4,082
                                                  ===========     ===========

Net income                                        $       527     $        91
                                                  ===========     ===========

Net income per share                              $      0.09     $      0.02
                                                  ===========     ===========


5. STOCK BASED COMPENSATION:

On January 31, 2004, we had two stock-based employee compensation plans and one stock-based director compensation plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and income per share would have been as follows

                                                            Three Months
                                                          Ended January 31,
                                                       -----------------------
                                                        2004           2003
                                                      -------         -------
                                                           (in thousands,
                                                      except per share amounts)

Net income, as reported                               $   527          $    91

Add: Total stock-based compensation
expense (benefit) included in the net loss
determined under the recognition and
measurement principles of APB Opinion 25                  ---              ---

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (414)              (7)
                                                      -------          -------

Pro forma net income                                  $   113          $    84
                                                      =======          =======
Net income per share:
Basic - as reported                                   $  0.11          $  0.02
                                                      =======          =======
Basic - pro forma                                     $  0.02          $  0.02
                                                      =======          =======
Diluted - as reported                                 $  0.09          $  0.02
                                                      =======          =======
Diluted - pro forma                                   $  0.02          $  0.02
                                                      =======          =======

Options to purchase 69,561 shares of common stock were granted in the quarter ended January 31, 2004. The assumption regarding the annual vesting of stock options was 25% per year for options granted during the quarter. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 2004: Dividend yield of 0%; expected volatility of 79.33%; risk-free interest rate of 2.0%; and expected life of five years.

6.   CONCENTRATION OF RISK:

In the first three months of fiscal 2004 and 2003, most of our sales were attributable to sales of wireless communications products and were derived from a limited number of (Original Equipment Manufacturer) OEM customers. Sales to the Hewlett-Packard Company ("HP") accounted for 44% and 43% of our net sales in the first three months of fiscal 2004 and 2003, respectively and sales to Nortel Networks accounted for 13% of our net sales for the quarter ended January 31, 2004. Also these same two customers combined accounted for 65% of our accounts receivable at January 31, 2004. A significant reduction in orders from any of our OEM customers could have a material adverse effect on our business, operating results, financial condition and cash flows.

7.   WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

The following is a summary of our agreements that we have determined are within the scope of FIN 45, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees.

Warranty Reserve:
We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of our products to our customers. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

The following table sets forth an analysis of our warranty reserve at January 31, 2004 (in thousands):

         Warranty reserve at October 31, 2003                          $  53
             Less: Cost to service warranty obligations                   15
             Plus: Warranty accrual                                      ---
                                                                       -----
         Total warranty reserve included in other accrued expenses     $  38
                                                                       =====

Indemnification Agreements:
We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of any future amount paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of January 31, 2004 and October 31, 2003.

We enter into agreements with other companies containing indemnifications provisions in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often relate to representations made by us with regard to our intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2004 and October 31, 2003.

Other:
We are the secondary guarantor on the sublease of our previous headquarters. However we believe we will have no liabilities on this guarantee and have not recorded a liability at January 31, 2004.


8.  LOAN TO OFFICER

On November 6, 1998, we made a loan to one of our officers and stockholders, in the amount of $622,800 under a two-year recourse promissory note bearing an interest rate of 4.47% and collateralized by 145,313 shares of our common stock. The loan was used to pay the exercise price of an option to purchase 139,400 shares of our common stock and related taxes. On April 16, 1999, the aggregate principal amount of the loan was increased to $743,800. The loan was extended for a one-year term under the same terms and conditions on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note was outstanding. The loan bore interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal was due on December 14, 2003.

On October 31, 2002 we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based on the fair value of the common stock collateralizing the note at October 31, 2002 and the amount of the officer's personal assets considered likely to be available to settle the note in December 2003.

During the fourth quarter of fiscal 2003, the officer sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of the loan from SBE. As a result of the fiscal 2003 loan payment, we recognized a benefit in the fourth quarter of 2003 of $235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. In November 2003, the officer sold additional shares of our common stock and used the proceeds to repay the remaining loan balance in full. As a result, in our first quarter of fiscal 2004 we recorded a benefit of $239,000 resulting from the reversal of the remaining loan impairment charge.

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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2003.

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO REPLACE NET SALES PREVIOUSLY GENERATED BY SALES OF VME PRODUCTS TO HP.

In the first quarter of fiscal 2004 and 2003, sales of Versa Module Europa ("VME") products to The Hewlett-Packard Company ("HP") accounted for 44% and 43%, respectively, of our net sales. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP that is no longer in effect. We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end-of-life product discontinuation purchase order under such contract. In September 2003, HP notified us that they would purchase an additional $2.6 million of VME products, with deliveries scheduled for our fourth quarter of fiscal 2003 and the first two quarters of fiscal 2004. In our first quarter of 2004, we shipped $1.3 million of VME products to HP under the September 2003 purchase order. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP.

BECAUSE OF OUR DEPENDENCE ON SINGLE SUPPLIERS FOR SOME COMPONENTS, WE MAY BE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF SUCH COMPONENTS, OR WE MAY BE REQUIRED TO PAY HIGHER PRICES OR TO PURCHASE COMPONENTS OF LESSER QUALITY.

The chipsets used in most of our products are currently available only from Motorola. In addition, certain other components are currently available only from single suppliers. Suppliers may discontinue or upgrade some of the components used in our products, which could require us to redesign a product to incorporate newer or alternative technology. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows If enough components are unavailable, we may have to pay a premium in order to meet customer demand. Paying premiums for parts, building inventories of scarce parts and obsolesce of existing inventories could lower or eliminate our profit margin, reduce our cash flow and otherwise harm our business. To offset potential component shortages, we have in the past, and may in the future, carry an inventory of these components. As a result, our inventory of components parts may become obsolete and may result in write-downs.

WE SELL OUR PRODUCTS TO A SMALL NUMBER OF OEM CUSTOMERS, AND THE LOSS OF ANY OF THEM, OR THEIR FAILURE TO SELL THEIR PRODUCTS, WOULD LIMIT OUR ABILITY TO GENERATE NET SALES.

In fiscal 2003 and the first quarter of fiscal 2004, most of our sales were derived from a limited number of OEM customers, primarily HP. We expect that we will always derive most our sales from a limited number of OEM customers. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers would have a material adverse effect on our operating results, financial condition and cash flows. None of our customers is bound by a long-term purchase contract. Thus, we cannot provide any assurance that we will continue to sell our products at existing levels, if at all, to our existing OEM customers.

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

THE COMMUNICATIONS AND STORAGE PRODUCTS MARKET IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE OUR NET REVENUES AND MARGINS.

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

OUR SALES AND OPERATING RESULTS HAVE FLUCTUATED, AND ARE LIKELY TO CONTINUE TO FLUCTUATE SIGNIFICANTLY IN FUTURE PERIODS CAUSING AND MAY CONTINUE TO CAUSE, OUR STOCK PRICE TO FALL AS A RESULT OF FAILURE TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS.

Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future due to several factors, some of which are outside our control and which we may not be able to predict, including the existence or absence of significant orders from OEM customers, fluctuating market demand for, and declines in the average selling prices of, our products, success in achieving design wins, delays in the introduction of our new products, competitive product introductions, the mix of products sold, changes in our distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. We generally do not operate with a significant order backlog, and a substantial portion of our net sales in any quarter is derived from orders booked in that quarter. Accordingly, our sales expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders.

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

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR BUSINESS WOULD SUFFER.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as Frame Relay, DSL ("Digital Subscriber Line"), ATM ("Asynchronous Transfer Mode"), VoIP ("Voice over Internet Protocol") and 3G Wireless ("Third Generation Wireless Services"). The development of new and enhanced technology and products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and marketing trends. There can be no assurance that we will be successful in identifying, developing, manufacturing, marketing or supporting new products or enhancing our existing products on a timely basis, if at all. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

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

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL.

We did not generate positive cash flow from operations in fiscal 2003 or the first quarter of fiscal 2004. As a result, while we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next twelve months, we cannot give assurance that this will be the case. Further declines in our sales or a failure to keep expenses in line with net sales could require us to seek additional financing in the future. In addition, should we experience a significant growth in customer orders, we may be required to seek additional capital to meet our working capital needs through the issuance of equity or debt securities and we not be able to sell these equity or debt securities under then-existing market conditions or on acceptable terms , if at all. If additional funds are raised through the issuance of equity or debt securities, these equity securities could have rights, privileges or preferences senior to those of common stock. If we issue debt securities, we may be forced to pay high interest rates or agree to debt covenants that impose onerous restrictions on our operations. The sale of equity or debt securities could result in additional dilution to current stockholders.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. Our stockholders' equity as of January 31, 2004 was approximately $6.3 million. The closing bid price for our common stock was below $1.00 for more than 30 consecutive trading days during portions of fiscal 2003. Although we currently meet all the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price again decline we could be subject to potential delisting from the Nasdaq SmallCap Market.

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

The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by us or our competitors, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

SBE, Inc. architects and provides board-level network communications solutions for original equipment manufacturers ("OEM") in both the embedded and enterprise-level information technology ("IT") computing markets. Our solutions enable both data communications and telecommunications companies, in addition to enterprise-class high-end server clients, to rapidly deliver advanced networking and storage products and services. The addition of the Antares product line in August 2003 enables us to introduce an impressive collection of wide area network ("WAN"), local area network ("LAN"), SCSI, Fibre Channel, and carrier cards across both the enterprise server and embedded markets. The Antares products have been integrated into a variety of applications, including storage area networks and mission-critical data centers. Our products with Linux and Solaris drivers and software include WAN and LAN interface adapters, storage network interface cards ("NICs") products such as SCSI and Fibre Channel, and high performance intelligent communications controllers for high-end enterprise level servers, workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. We continue to operate under a single segment.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the datacom and telecommunications markets in addition to the enterprise high-end server IT markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. The Hewlett Packard Company ("HP") is the largest of our customers and represented 44% and 43% of net VME sales in the quarters ended January 31, 2004 and 2003, respectively. If any of our major customers reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

We have begun to see a slight recovery in our markets and customers have been increasing their ordering levels. As a result we have begun to increase our headcount in our engineering and production departments. Although we are responding to current and future customer design and support needs, we continue to focus on cost containment and cash preservation and monitor our expense levels very closely.

On January 31, 2004, we had a sales backlog of product orders of approximately $3.6 million compared to a sales backlog of product orders of approximately $1.2 million one year ago.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgments made by us include matters such as indemnifications obligations, accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets. Actual results could differ from those estimates.

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Our policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods sold ("COGS") at the time of shipment. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our products is considered incidental. We, therefore do not recognize software revenue separately from the product sale.

Our agreements with OEMs, such as HP, Nortel Networks Corp. and Lockheed Martin, typically incorporate clauses reflecting the following understandings:

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

Our agreements with our distributors include certain product rotation and price protection rights. All distributors have the right to rotate slow moving products once each fiscal quarter. The maximum dollar value of inventory eligible for rotation is equal to 25% of our products purchased by the distributor during the previous quarter. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional SBE products equal to at least the dollar value of the products that they want to rotate.

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection, reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. We believe we are able to fully evaluate potential returns and adjustments and continue to recognize the sale based on shipment to our distributors. Reserves for the right of return and restocking are established based on the requirements of SFAS 48, "Revenue Recognition when Right of Return Exists."

During the quarter ended January 31, 2004, $229,000 or 8% of our sales were sold to distributors compared to $0 in the same quarter of fiscal 2003.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of January 31, 2004 and October 31, 2003, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three month period ended January 31, 2004 and 2003. These operating results are not necessarily indicative of our operating results for any future period.

                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                     -------------------------
                                                       2004             2003
                                                     --------        ---------

Net sales                                                 100%             100%

Cost of sales                                              45               39
                                                     --------        ---------

  Gross profit                                             55               61
                                                     --------        ---------

Product research and development                           17               15

Sales and marketing                                        17               17

General and administrative                                 12               24

Loan reserve (benefit)                                     (8)             ---
                                                     ---------       ---------

  Total operating expenses                                 38               56
                                                     --------        ---------

  Operating income                                         17                5

Interest income and provision for income taxes            ---              ---
                                                     --------        ---------

  Net income                                               17%               5%
                                                     ========        =========


NET SALES

Net sales for the first quarter of fiscal 2004 were $3.0 million, a 60% increase from $1.9 million in the first quarter of fiscal 2003. This increase was primarily attributable to an increase in shipments to HP combined with an increase in shipments of both WAN and LAN adapter products. Sales to HP were $1.3 million in the first quarter of fiscal 2004, compared to $800,000 for the first quarter of fiscal 2003. Sales to HP, primarily of VMEBus products, represented 44% of total sales for the first quarter of fiscal 2004 compared to 43% of total sales during the comparable quarter in fiscal 2003. We will ship an additional $700,000 in VME products to HP in our second fiscal quarter of 2004 and do not expect sales of VME products to HP to be a substantial portion of our revenues after that point. No other customer accounted for over 10% of sales in the three-month period ended January 31, 2004. Antares product sales for the quarter were $314,000.

Sales of our adapter products were $1.3 million for the first quarter of fiscal 2004, as compared to $566,000 for the same quarter in fiscal 2003. Sales of our HighWire products were $153,000 in the quarter ended January 31, 2004, as compared to $188,000 in the same quarter in fiscal 2003. Our adapter products are used primarily in edge-of-the-network applications such as Virtual Private Network ("VPN") and other routers, Voice over Internet Protocol ("VoIP") gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. In the future, we expect our net sales to be generated predominantly by sales of our adapter products with Linux and Solaris software, followed by the Antares storage products. We expect to see a continued slowness in the sale of our Highwire products due to the continued downturn in the communications equipment markets. All of our design wins and new customers are for applications using these product families. In addition, we will continue to sell and support our older VME products, but expect them to become a declining portion of our future net sales.

Our sales backlog at January 31, 2004 was $3.6 million, including an HP order of VME products of $700,000 to be shipped in the second quarter, compared to $1.2 million at January 31, 2003 which included an HP order of VME products of

$800,000. While we anticipate an increase in our sales volume over the course of fiscal 2004 as our customers deploy existing inventory and return to new product design and product rollout, there can be no assurances that such an increase will occur. Due to the current economic uncertainty, our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

GROSS MARGIN

Gross margin as a percentage of sales in the first quarter of fiscal 2004 was 55% and 61% during the first quarter of fiscal 2003. Our gross margin on sales of HP products for the quarter was 77% versus 71% in 2003. The decrease in the gross margin is due primarily to an increase in our cost of goods that resulted from the addition of approximately $102,000 of non-cash quarterly amortization of the intellectual property acquired in the Antares transaction. We will continue to amortize this intellectual property at the rate of $102,000 per quarter for the next 10 quarters. Our decrease in gross margin is also partially due to the additional of the Antares product lines with a gross margin of approximately 54% in the first quarter of 2004. We expect our gross margin to range between 50% and 57% for fiscal 2004.

However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover, gross margin may be lower than projected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses were $505,000 in the first quarter of fiscal 2004, an increase of 77% from $285,000 million in the first quarter of fiscal 2003. The increase resulted primarily from engineering staffing increases. With the acquisition of the Antares assets, we hired a Vice President of Engineering and three design engineers to enhance our product development and support activities. We expect overall spending for our product research and development to range between 15% and 18% of net sales in fiscal 2004 as we remain committed to the development and enhancement of new and existing products. We did not capitalize any internal software development costs in the first quarter of fiscal 2004.

SALES AND MARKETING

Sales and marketing expenses for the first quarter of fiscal 2004 were $489,000, an increase of 59% from $307,000 in the first quarter of fiscal 2003. The increase is primarily due to increased marketing program spending for products, in addition to new marketing and sales personnel hired during the latter part of fiscal 2003. We hired a Vice President of Marketing, a product manager and a technical support engineer in conjunction with the acquisition of the Antares products. We expect our sales and marketing expenses to range between 16% and 18% of net sales in fiscal 2004 as we continue to accelerate our product marketing efforts and attend an increasing number of industry specific trade shows.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $364,000 for the first quarter of fiscal 2004, a decrease of 18% from $441,000 in the first quarter of 2003. This decrease was due to the effect of a continued focus on controlling spending during the first quarter of fiscal 2004. General and administrative expenses are expected to range between 14% and 18% of sales for fiscal 2004.

LOAN RESERVE (BENEFIT)

On November 6, 1998, we made a loan to one of our officers and stockholders in the amount of $622,800 pursuant to a two-year full recourse promissory note bearing an interest rate of 4.47% and secured by 145,313 shares of our common stock. The loan was used to pay the exercise price of an option to purchase 139,400 shares of our common stock and the related taxes. On April 16, 1999, the aggregate principal amount of the loan was increased to $743,800. The loan was extended for one year under the same terms and conditions as the original note on November 6, 2000. On December 14, 2001, the note was amended, restated and consolidated to extend the term to December 2003 and to require certain mandatory repayments of principal of up to $100,000 a year while the note was outstanding. The loan bore interest at a rate of 2.48% per annum, with interest due annually and the outstanding principal was due on December 14, 2003.

On October 31, 2002 we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based on the fair value of the common stock securing the note as of October 31, 2002 and the amount of the officer's personal assets considered likely to be available in the future. During the fourth quarter of fiscal 2003, the officer sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay a portion of the loan. Subsequent to fiscal 2003, the officer sold additional shares of our common stock in November 2003 and used the proceeds to repay the remaining loan balance in full. As a result, we recorded a benefit of $239,000 in our results of operations for the first quarter of fiscal 2004 resulting from the reversal of the remaining loan impairment charge.

NET INCOME

As a result of the factors discussed above, we recorded net income of $527,000 in the first quarter of fiscal 2004, as compared to net income of $91,000 in the first quarter of fiscal 2003.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We also do not engage in leasing, hedging, research and development services, or other relationships that could expose us to liability that is not reflected on the face of the financial statements.

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

At January 31, 2004, we had cash and cash equivalents of $1.0 million, as compared to $1.4 million at October 31, 2003. In the first three months of fiscal 2004, $762,000 of cash was used in operating activities primarily as a result of an increase in our inventory and trade accounts receivable partially offset by an increase in trade accounts payable. The increase in inventory is reflective of receiving finished goods inventory from our contract manufacturers at the end of January 2004 that was subsequently shipped to customers in February 2004. The increase in trade accounts receivable is due to an increase in sales during the first quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003, combined with the fact that the majority of product shipments occurred in the last month of the quarter. The increase in trade accounts payable was primarily due to the receipt of finished goods inventory from our contract manufacturers during the end of January 2004. Working capital, comprised of our current assets less our current liabilities, at January 31, 2004 was $4.9 million, as compared to $3.9 million at October 31, 2003.

In the first three months of fiscal 2004, we purchased $29,000 of fixed assets, consisting primarily of computer and engineering equipment. Capital expenditures for each of the remaining quarters of fiscal 2004 are expected to range from $25,000 to $100,000 per quarter.

We received $126,000 in the first three months of fiscal 2004 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and the exercise of employee stock options. During the quarter, we also received cash proceeds of $116,000 from an investor for the purchase of 70,000 shares of our Common Stock pursuant to a warrant they received in conjunction with a private placement of common stock transaction that was completed in fiscal 2003.

During the fourth quarter of fiscal 2003, an officer and shareholder sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of an outstanding $743,800 loan we made to the officer. In November 2003, we received an additional loan payment form the same officer of $142,000 from stock that was sold prior to October 31, 2002. The officer sold an additional 43,100 shares of our common stock in November 2003 and used proceeds totaling $239,000 to repay the remaining loan balance in full.

We realized significant reductions in our operating expenses due to our implementation of a program of controlled spending and headcount reduction initially instituted in mid-fiscal 2001 and continued throughout fiscal 2002 and 2003. With these reductions, we have reduced our quarterly cash flow break-even point to approximately $2.2 million to $2.4 million in revenue at an expected 55% gross margin. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at January 31, 2004 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2003, there has been no change in our exposure to market risk.

ITEM 4.           CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

              An evaluation as of January 31, 2004 was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         (b)      Changes in Internal Controls over Financial Reporting

             The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended January 31, 2004, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)   List of Exhibits

         Exhibit
         Number           Description
         -------          -----------

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


(B) REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Company during the quarter ended January 31, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 8, 2004.


                                           SBE, Inc.
                                           ----------
                                           Registrant


Date:  March 8, 2004                  By:  /s/ William B. Heye, Jr.
                                           --------------------------
                                                  William B. Heye, Jr.
                                                  Chief Executive Officer and
                                                  President
                                                  (Principal Executive Officer)

Date:  March 8, 2004                  By:  /s/ David W. Brunton
                                           -----------------------------------
                                                  David W. Brunton
                                                  Chief Financial Officer,
                                                  Vice President, Finance
                                                  and Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)