Form 10-Q
period 2004-03-30
SBE INC
filed 2004-05-26
CIK 87050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

|_| Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the transition period from _______ to ________

                          Commission file number 0-8419

                                    SBE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         94-1517641
    -------------------------------                      -----------------
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


                        Yes  |X|     No  |_|

The number of shares of Registrant's Common Stock outstanding as of April 30, 2004 was 5,075,739.

                                    SBE, INC.

                        INDEX TO APRIL 30, 2004 FORM 10-Q

PART I     FINANCIAL INFORMATION

  ITEM 1   Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of
        April 30, 2004 and October 31, 2003............................................................3

     Condensed Consolidated Statements of Operations for the
        three and six months ended April 30, 2004 and 2003.............................................4

     Condensed Consolidated Statements of Cash Flows for the
        six months ended April 30, 2004 and 2003.......................................................5

     Notes to Condensed Consolidated Financial Statements..............................................6

  ITEM 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................11

  ITEM 3   Quantitative and Qualitative Disclosures about
           Market Risk................................................................................26

  ITEM 4   Controls and Procedures....................................................................26

PART II  OTHER INFORMATION

  ITEM 4   Submission of Matters to a Vote of Security Holders........................................26

  ITEM 6   Exhibits and Reports on Form 8-K...........................................................28


SIGNATURES............................................................................................31

EXHIBITS..............................................................................................32

PART I.           FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               April 30,      October 31,
                                                 2004             2003
                                             ------------    ------------
                                             (Unaudited)
Current assets:
  Cash and cash equivalents                  $      2,389    $      1,378
  Trade accounts receivable, net                    1,633           1,818
  Inventories                                       1,751           1,880
  Other                                               413             240
                                             ------------    ------------
Total current assets                                6,186           5,316
  Property, plant and equipment, net                  337             389
  Capitalized software costs, net                     177             120
  Intellectual property, net                          918           1,122
  Other                                                28              28
                                             ------------    ------------
Total assets                                 $      7,646    $      6,975
                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                     $        577    $        696
  Accrued payroll and employee benefits               153             184
  Other accrued liabilities                           374             491
                                             ------------    ------------

      Total current liabilities                     1,104           1,371

Other long-term liabilities                             3             217
                                             ------------    ------------

      Total liabilities                             1,107           1,588
                                             ------------    ------------

Commitments

Stockholders' equity:
  Common stock                                     15,731          15,302
  Note receivable from stockholder                     --            (142)
  Accumulated deficit                              (9,192)         (9,773)
                                             ------------    ------------
  Total stockholders' equity                        6,539           5,387
                                             ------------    ------------
  Total liabilities and stockholders' equity $      7,646    $      6,975
                                             ============    ============

      See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                    Three months ended    Six months ended
                                         April 30,            April 30,
                                    -----------------    ------------------
                                      2004      2003       2004       2003
                                    -------   -------    -------    -------
Net sales                           $ 2,977   $ 1,767    $ 5,947    $ 3,628
Cost of sales                         1,417       679      2,742      1,412
                                    -------   -------    -------    -------
    Gross profit                      1,560     1,088      3,205      2,216
Product research and development        543       294      1,048        579
Sales and marketing                     564       336      1,053        643
General and administrative              400       437        764        878
Loan loss recovery                       --        --       (239)        --
                                    -------   -------    -------    -------
    Total operating expenses          1,507     1,067      2,626      2,100
                                    -------   -------    -------    -------
    Operating income                     53        21        579        116

Interest income                           1         8          2          9
                                    -------   -------    -------    -------
    Income before income taxes           54        29        581        125

Income tax benefit                       --       (22)        --        (18)
                                    -------   -------    -------    -------
Net income                          $    54   $    51    $   581    $   143
                                    =======   =======    =======    =======
Basic income per share              $  0.01   $  0.01    $  0.12    $  0.04
                                    =======   =======    =======    =======
Diluted income per share            $  0.01   $  0.01    $  0.09    $  0.04
                                    =======   =======    =======    =======
Basic - weighted average shares
used in per share computations        5,003     4,085      4,961      4,071
                                    =======   =======    =======    =======

Diluted - weighted average shares
used in per share computations        6,030     4,085      6,134      4,072
                                    =======   =======    =======    =======


      See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six months ended
                                                                   April 30,
                                                              -------------------
                                                                 2004       2003
                                                              -------    -------
Cash flows from operating activities:
     Net income                                               $   581    $   143
     Adjustments to reconcile net income  to net cash
     provided by operating activities:
         Depreciation and amortization:
              Property and equipment                              106        200
              Software                                             22         15
              Amortization of intellectual property               204         --
              Loss on abandonment of equipment                     --          4
         Changes in operating assets and liabilities:
              Accounts receivable                                 185         20
              Inventories                                         129        244
              Other assets                                       (173)        21
              Trade accounts payable                             (119)      (337)
              Other accrued liabilities                          (276)      (237)
                                                              -------    -------
                  Net cash provided by operating activities       659         73
                                                              -------    -------

Cash flows from investing activities:
     Purchases of property, plant  and equipment                  (55)       (42)
     Capitalized software costs                                   (78)        (9)
                                                              -------    -------
                  Net cash used in investing activities          (133)       (51)
                                                              -------    -------

Cash flows from financing activities:
     Proceeds from exercise of warrants                           116         --
     Proceeds from repayment of stockholder note                  142         25
     Proceeds from exercise of stock options                      227         26
                                                              -------    -------
                  Net cash provided by financing activities       485         51
                                                              -------    -------

              Net increase in cash and cash equivalents         1,011         73

Cash and cash equivalents at beginning of period                1,378      1,582
                                                              -------    -------
Cash and cash equivalents at end of period                    $ 2,389    $ 1,655
                                                              =======    =======


      See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six and months ended April 30, 2004 are not necessarily indicative of expected results for the full 2004 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2003.


MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as certain disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by us relate to matters such as potential liability for sales allowances, warranty obligations and indemnification obligations, collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2.   INVENTORIES:

Inventories were comprised of the following (in thousands):

                                             April 30,     October 31,
                                               2004            2003
                                           ------------   ------------
          Finished goods                   $        296   $        726
      Parts and materials                         1,455          1,154
                                           ------------   ------------
                                           $      1,751   $      1,880
                                           ============   ============

3.  INTANGIBLE ASSETS:

Intangible Assets represent intellectual property that consists of the allocation of costs associated with the purchase of current and the design of future products from Antares Microsystems on August 7, 2003. All capitalized intellectual property is amortized to cost of goods expense on a straight line basis over thirty-six months which is the expected useful life and does not materially differ from the expected cash inflow from the sale the acquired Antares product line. Intangible Assets subject to amortization are as follows (in thousands):

                                                     Accumulated
                                    Gross            Amortization         Net
                                    -----            ------------         ---

Intellectual Property               $1,224                $306            $918
                                    ========         =========            ====

Amortization expense for the three months and six months ending April 30, 2004 was $102,000 and $204,000 and is included in cost of sales.

The  estimated  aggregate  remaining   amortization  expense  for  each  of  the
succeeding fiscal years is as follows (in thousands):

      2004              $ 204
      2005                408
      2006                306
      Total             $ 918
                        =====

4.   RESTRUCTURING COSTS:

The  following   table  sets  forth  an  analysis  of  the   components  of  our
restructuring reserve and the payments made against it during the quarter ended April 30, 2004 (in thousands):

     Restructuring accrual at October 31, 2003                           $   58
         Less: Cash paid for accrued lease costs                            (22)
                                                                         -=----
     Total restructuring accrual included in other accrued liabilities   $   36
                                                                         ======

5.   NET INCOME PER SHARE:

Basic income per common share for the three and six months ended April 30, 2004 and 2003 was computed by dividing the net income for such period by the weighted average number of shares of common stock outstanding for such period. Common stock equivalents for the three months and six months ended April 30, 2004 were 1,026,890 and 1,173,517, respectively, and have been included in the calculation of diluted net income per share. The common stock equivalents for the three and six months ended April 30, 2004 include the following items: 1) 867,238 and 1,006,914 vested employee stock options, respectively; 2) 90,707 and 97,658 common stock equivalents subject to warrants, respectively 3) 68,945 shares of common stock to be issued related to the purchase of Antares, respectively.
Common stock equivalents for the three and six months ended April 30, 2003, which were 0 and 598, respectively, have been included in the calculation of diluted net income per share.

                                                                    Three months ended                 Six months ended
                                                                        April 30,                          April 30,
                                                             ------------------------------      ------------------------------
                                                                 2004              2003              2004              2003
                                                             ------------      ------------      ------------      ------------
      BASIC

      Weighted average number of
       common shares outstanding                                    5,003             4,085             4,961             4,071
                                                             ------------      ------------      ------------      ------------
      Number of shares for computation of
       net income per share                                         5,003             4,085             4,961             4,071
                                                             ============      ============      ============      ============
      Net income                                             $         54      $         51      $        581      $        143
                                                             ============      ============      ============      ============
      Net income per share                                   $       0.01      $       0.01      $       0.12      $       0.04
                                                             ============      ============      ============      ============

      DILUTED

      Weighted average number of
       common shares outstanding                                    5,003             4,085             4,961             4,071

      Shares  issuable  pursuant  to options  granted
      under  stock  option  plans and warrants granted,
      less assumed repurchase at the average fair
      market value for the period                                   1,027              --               1,173                 1
                                                             ------------      ------------      ------------      ------------
      Number of shares for computation of
       net income  per share                                        6,030             4,085             6,134             4,072
                                                             ============      ============      ============      ============
      Net income                                             $         54      $         51      $        581      $        143
                                                             ============      ============      ============      ============
      Net income per share                                   $       0.01      $       0.01      $       0.09      $       0.04
                                                             ============      ============      ============      ============



6. STOCK BASED COMPENSATION:

At April 30, 2004, we had two stock-based employee compensation plans and one stock-based director compensation plan. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and income
(loss) per share would have been as follows (in thousands):

                                                       Three Months Ended            Six Months Ended
                                                            April 30,                    April 30,
                                                   --------------------------    -------------------------
                                                       2004           2003           2004          2003
                                                   -----------    -----------    -----------   -----------
      Net income, as  reported                     $        54    $        51    $       581   $       143

      Add: Total stock-based compensation
      expense (benefit) included in the net loss
      determined under the recognition and
      measurement principles of APB Opinion 25            --             --             --            --

      Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                            96            166            166           374
                                                   -----------    -----------    -----------   -----------
      Pro forma net income (loss)                  $       (42)   $      (115)   $       415   $      (231)
                                                   ===========    ===========    ===========   ===========
      Income (loss) per share:
      Basic - as reported                          $      0.01    $      0.01    $      0.12   $      0.04
                                                   ===========    ===========    ===========   ===========
      Basic - pro forma                            $     (0.01)   $     (0.03)   $      0.08   $     (0.06)
                                                   ===========    ===========    ===========   ===========
      Diluted - as reported                        $      0.01    $      0.01    $      0.09   $      0.04
                                                   ===========    ===========    ===========   ===========
      Diluted - pro forma                          $     (0.01)   $     (0.03)   $      0.07$        (0.06)


There were 287,000 stock options granted in the quarter ended April 30, 2004. The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: Dividend yield of 0%; expected volatility of 80%, risk-free interest rate of 3.17%, and expected life of four years.

7.   CONCENTRATION OF RISK:

In the three and six months ended April 30, 2004 and 2003, most of our sales were attributable to sales of communications products and were derived from a limited number of original equipment manufacturer ("OEM") customers. In our second quarter of fiscal 2004, we had sales to two customers that were each greater than 10% of our net sales for the quarter. The sales to these two customers combined totaled 50% of net sales during the second quarter of fiscal 2004. In our second quarter of fiscal 2003, we had sales to the same two customers that each accounted for greater than 10% of our net sales for the quarter. The sales to these two customers combined totaled 67% of our net sales for that quarter. In the first six months of fiscal 2004, we had sales to two customers that were each greater than 10% of our sales for that period. The sales to these two customers combined totaled 56% of net sales during the first two quarters of fiscal 2004. In the first six months of fiscal 2003, we had sales to one customer that accounted for greater than 10% of our net sales for that period. The sales to this customer totaled 49% of our net sales for the first two quarters of fiscal 2003.

We have three customers that each accounted for more than 10% of our accounts receivable as of April 30, 2004 compared to one customer that accounted for more than 10% of our accounts receivable at April 30, 2003.

8.  WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty Reserve:
Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally 12 months, at no cost to our customers. We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of our products to our customers. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual may increase, resulting in decreased gross margin.

The following table sets forth an analysis of our warranty reserve at April 30, 2004 (in thousands):

         Warranty reserve at October 31, 2003                          $53
             Less: Cost to service warranty obligations                 15
                                                                      ----

         Total warranty reserve included in other accrued expenses     $38
                                                                      ====

The following is a summary of our agreements that we have determined are within the scope of the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45").

Indemnification Agreements:
We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of any future amount paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of April 30, 2004 and October 31, 2003.

We enter into agreements with other companies containing indemnification provisions in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often relate to representations made by us with regard to our intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2004 and October 31, 2003.

Other:
We are the secondary guarantor on the lease assignment of our previous headquarters that expires in 2006. We believe we will not have to make any payments as a result of this guarantee and thus have not recorded a liability at April 30, 2004.

9.  LOAN TO OFFICER

On November 6, 1998, we made a loan to one of our officers and stockholders which was used by the officer/stockholder to exercise an option to purchase 139,400 shares of our common stock and related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal was due on December 14, 2003.

On October 31, 2002, we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based on the fair value of the common stock collateralizing the note at October 31, 2002 and the amount of the officer's personal assets considered likely to be available to settle the note in December 2003.

During the fourth quarter of fiscal 2003, the officer sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of the loan from us. As a result of the fiscal 2003 loan payment, we recognized a benefit in the fourth quarter of 2003 of $235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. In November 2003, the officer sold additional shares of our common stock and used the proceeds to repay the remaining loan balance in full. As a result, in our first quarter of fiscal 2004 we recorded a benefit of $239,000 resulting from the reversal of the remaining loan impairment charge.

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


RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO REPLACE NET SALES PREVIOUSLY GENERATED BY SALES OF VME PRODUCTS TO HP.

In the first two quarters of fiscal 2004 and 2003, sales of our Versa Module Europa ("VME") products to The Hewlett-Packard Company ("HP") accounted for 42% and 49%, respectively, of our net sales. We shipped $1.6 million of VME products to HP over the first two quarters of fiscal 2003 pursuant to an end-of-life product discontinuation purchase order that is no longer in effect. In September 2003, HP notified us that they would purchase an additional $2.6 million of VME products, with deliveries scheduled for our fourth quarter of fiscal 2003 and the first two quarters of fiscal 2004. In our first two quarters of 2004, we shipped $2.0 million of VME products to HP under the September 2003 purchase order. In April 2004, we received an additional $2.9 million purchase order of VME products from HP with $0.1 million shipped in the second quarter of fiscal 2004 and deliveries for the remaining $2.8 million scheduled for the third and fourth quarters of fiscal 2004 and the first quarter of fiscal 2005. While we have continued to sell VME products to HP pursuant to individual purchase orders, we believe that HP will cease purchasing our VME products in fiscal 2005 as the HP products in which our VME products are embedded are phased out. Our net sales derived from these individual purchase orders have been significant and when HP ceases to purchase VME products we will need to increase our net sales from other sources in order to be successful. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales attributable to HP.

WE SELL OUR PRODUCTS TO A SMALL NUMBER OF OEM CUSTOMERS, AND THE LOSS OF ANY OF THEM, OR THEIR FAILURE TO SELL THEIR PRODUCTS, WOULD LIMIT OUR ABILITY TO GENERATE NET SALES.

In fiscal 2003 and the first two quarters of fiscal 2004, most of our sales were derived from a limited number of OEM customers, primarily HP. We expect that we will always derive most our sales from a limited number of OEM customers. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers would have a material adverse effect on our operating results, financial condition and cash flows. None of our customers is bound by a long-term purchase contract. Thus, we cannot provide any assurance that we will continue to sell our products at existing levels, if at all, to our existing OEM customers.

BECAUSE OF OUR DEPENDENCE ON SINGLE SUPPLIERS FOR SOME COMPONENTS, WE MAY BE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF SUCH COMPONENTS, OR WE MAY BE REQUIRED TO PAY HIGHER PRICES OR TO PURCHASE COMPONENTS OF LESSER QUALITY.

The chipsets used in most of our products are currently available only from Motorola. In addition, certain other components are currently available only from single suppliers. Suppliers may discontinue or upgrade some of the components used in our products, which could require us to redesign a product to incorporate newer or alternative technology. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results and financial condition. If enough components are unavailable, we may have to pay a premium in order to meet customer demand. Paying premiums for parts, building inventories of scarce parts and obsolesce of existing inventories could lower or eliminate our profit margin, harm our financial condition and otherwise harm our business. To offset potential component shortages, we have in the past, and may in the future, carry an inventory of these components. As a result, our inventory of components parts may become obsolete and may result in write-downs.

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

We compete directly with vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications and storage solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications and storage products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services, SCSI, TCP/IP Offload Engine ("TOE") and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future due to several factors, some of which are outside our control and which we may not be able to predict, including the existence or absence of significant orders from OEM customers, fluctuating market demand for, and declines in the average selling prices of our products, success in achieving design wins, delays in the introduction of our new products, competitive product introductions, the mix of products sold, changes in our distribution network, the failure to anticipate changing customer product requirements, the cost and availability of components and general economic conditions. We generally do not operate with a significant order backlog, and a substantial portion of our net sales in any quarter is derived from orders booked in that quarter. Accordingly, our sales expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders.

Due to the adverse economic conditions in the telecommunications industry, our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult.

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

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR BUSINESS WOULD SUFFER.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as Frame Relay, Digital Subscriber Line ("DSL"), Asynchronous Transfer Mode ("ATM"), Voice over Internet Protocol ("VoIP") and Third Generation Wireless Services ("3G"). The development of new and enhanced technology and products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and marketing trends. There can be no assurance that we will be successful in identifying, developing, manufacturing, marketing or supporting new products or enhancing our existing products on a timely basis, if at all. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

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

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL.

While we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next 12 months, we cannot give assurance that this will be the case. Declines in our net sales or a failure to keep expenses in line with net sales could require us to seek additional financing in the future. In addition, should we experience a significant growth in customer orders, we may be required to seek additional capital to meet our working capital needs through the issuance of equity or debt securities and we may not be able to sell these equity or debt securities under then-existing market conditions or on acceptable terms, if at all. If additional funds are raised through the issuance of equity or debt securities, these equity securities could have rights, privileges or preferences senior to those of common stock. If we issue debt securities, we may be forced to pay high interest rates or agree to debt covenants that impose onerous restrictions on our operations. The sale of equity or debt securities could result in additional dilution to current stockholders.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD REDUCE ANY COMPETITIVE ADVANTAGE WE HAVE.

Although we believe that our future success will depend primarily on continuing innovation, sales, marketing and technical expertise, the quality of product support and customer relations, we must also protect the proprietary technology contained in our products. We currently hold four technology related patents but rely primarily on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in our products. There can be no assurance that steps taken by us in this regard will be adequate to deter misappropriation or independent third-party development of our technology. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us.


               RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

OUR COMMON STOCK HAS BEEN AT RISK FOR DELISTING FROM THE NASDAQ SMALLCAP MARKET. IF IT IS DELISTED, OUR STOCK PRICE AND YOUR LIQUIDITY MAY BE IMPACTED.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. The closing bid price for our common stock was below $1.00 for more than 30 consecutive trading days during portions of fiscal 2003. Our stockholders' equity as of April 30, 2004 was approximately $6.5 million. Although we currently meet all the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price again decline our common stock could be subject to potential delisting from the Nasdaq SmallCap Market.

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

The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by us or our competitors, general conditions in the computer and communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock has historically had relatively small trading volumes. As a result, small transactions in our common stock can have a disproportionately large impact on the quoted price of our common stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We architect and provide board-level network communications solutions for OEMs in both the embedded and enterprise-level information technology ("IT") computing markets. Our solutions enable both data communications and telecommunications companies, in addition to enterprise-class high-end server clients, to rapidly deliver advanced networking and storage products and services. We offer a broad selection of wide area network ("WAN"), local area network ("LAN"), SCSI, Fibre Channel, and carrier cards across both the enterprise server and embedded markets. Our Antares products have been integrated into a variety of applications, including storage area networks and mission-critical data centers. Our products with Linux and Solaris drivers and software include WAN and LAN interface adapters, storage network interface cards ("NICs") products such as SCSI and Fibre Channel, and high performance intelligent communications controllers for high-end enterprise level servers, workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. We continue to operate in a single business segment.

CONCENTRATIONS

Our business is characterized by a concentration of sales to a small number of original equipment manufacturers and, consequently, the timing of significant orders from major customers and their product cycles causes fluctuations in our operating results. HP is the largest of our customers. Sales to HP accounted for 36% and 42% of our net sales in the three and six months ended April 30, 2004, respectively, and 54% and 49% for the same periods in fiscal 2003, respectively. In the second quarter of fiscal 2004 and 2003, sales to Nortel in addition to HP accounted for greater than 10% of net sales. No other customer accounted for greater than 10% of net sales in the three or six months ended April 30, 2004 or 2003. HP accounted for 17% and 18% of our accounts receivable as of April 30, 2004 and April 30, 2003, respectively. At April 30, 2004, two other customers each accounted for greater that 10% of our accounts receivable compared to one other customer as of April 30, 2003. No other customers accounted for more than

10% of our accounts receivable as of April 30, 2004 or 2003, respectively. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. If any of our major customers reduces orders for our products, we would lose revenues and could suffer damage to our business reputation.

BACKLOG

On April 30, 2004, we had a sales backlog of product orders of approximately $4.8 million compared to a sales backlog of product orders of approximately $0.9 million one year ago. Of the April 30, 2004 backlog approximately $2.8 million relates to sales of VME products for HP compared to $0.7 million as of April 30, 2003.

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

During the quarter ended April 30, 2004, $361,000 or 12% of our sales were sold to distributors compared to $0 in the same quarter of fiscal 2003. During the six months ended April 30, 2004, $590,000 or 10% of our sales were sold to distributors compared to $0 in the same period of fiscal 2003.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of April 30, 2004 and October 31, 2003, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and six months ended April 30, 2004 and 2003. These operating results are not necessarily indicative of our operating results for any future period.

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   APRIL 30,                    APRIL 30,
                                         --------------------------    ---------------------------
                                             2004           2003           2004            2003
                                         -----------    -----------    -----------     -----------
      Net sales                                  100%           100%           100%            100%
      Cost of sales                               48             38             46              39
                                         -----------    -----------    -----------     -----------
        Gross profit                              52             62             54              61
                                         -----------    -----------    -----------     -----------
      Product research and development            18             17             18              16
      Sales and marketing                         19             19             18              18
      General and administrative                  13             24             12              24
      Loan benefit                              --             --               (4)           --
                                         -----------    -----------    -----------     -----------
      Total operating expenses                    50             60             44              58
                                         -----------    -----------    -----------     -----------
        Operating income                           2              1             10               3
      Interest income                           --                1           --              --
      Income tax benefit                        --                1           --                 1
                                         -----------    -----------    -----------     -----------
        Net income                                 2%             3%            10%              4%
                                         ===========    ===========    ===========     ===========

NET SALES

Net sales for the second quarter of fiscal 2004 were $3.0 million, a 66% increase from $1.8 million in the second quarter of fiscal 2003. For the first six months of fiscal 2004, net sales were $5.9 million, which represented a 64% increase over net sales of $3.6 million for the same period in fiscal 2003. This increase was primarily attributable to an increase in shipments to HP combined with an increase in shipments in our WAN and LAN adapter products plus an increase in our Highwire business. Approximately $517,000 or 29% of the increase is from our purchase of Antares. Sales to HP were $1.1 million and $2.5 million in the three and six months ending April 30, 2004, respectively, compared to $962,000 and $1.7 million for the same periods of fiscal 2003, respectively. Sales to HP, primarily of VME products, represented 36% and 42% of total sales for the three and six months ending April 30, 2004 compared to 54% and 49% of total sales during the comparable periods in fiscal 2003. In April 2004, we received an additional $2.9 million purchase order from HP with deliveries scheduled for the third and fourth quarters of fiscal 2004 and the first quarter of fiscal 2005. We can provide no assurance that we will receive any further purchase orders for VME products from HP or succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales attributable to HP. Nortel was our only other customer that accounted for over 10% of sales in the three-month period ended April 30, 2004.

Antares product sales for the quarter were $517,000 compared to $314,000 in the prior quarter and $831,000 for the six months ended April 30, 2004 compared to $0 in the same period in Fiscal 2003. Sales of our adapter products were $1.6 million and $2.9 million for the three and six months ending April 30, 2004, respectively, as compared to $364,000 and $929,000 for the same periods in fiscal 2003, respectively. Sales of our HighWire products were $323,000 and $476,000 for the three and six months ending April 30, 2004, respectively, as compared to $277,000 and $465,000 for the same periods in fiscal 2003, respectively. Our adapter products are used primarily in edge-of-the-network applications such as VPN and in routers, VoIP gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. The Gigabit Ethernet and other adapter products we acquired in the Antares acquisition are used primarily in enterprise applications such as high-end servers and storage arrays using both Solaris and Linux software. In the future, we expect our net sales to be generated predominantly by sales of our adapter products with Linux and Solaris software, followed by the Antares SCSI and Fibre Channel storage products. We expect to see a continued slowness in the sale of our Highwire products due to the continued downturn in the communications equipment markets. All of our design wins and new customers are for applications using our adapter product families. In addition, we will continue to sell and support our older VME products, but expect them to decline significantly as the OEM products in which they are embedded are phased out.

Our sales backlog at April 30, 2004 was $4.8 million, including an HP order of VME products of $2.8 million to be shipped over our next three fiscal quarters, compared to $0.9 million at April 30, 2003, which included an HP order of VME products of $0.7 million. While we anticipate an increase in our sales volume over the course of fiscal 2004 as our customers deploy existing inventory and return to new product design and product rollout, there can be no assurances that such an increase will occur. Due to the current economic uncertainty, our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

GROSS MARGIN

Gross margin as a percentage of sales in the second quarter of fiscal 2004 was 52% compared to 62% for the second quarter of fiscal 2003. For the first six months of fiscal 2004 our gross margin was 54% compared to 61% for the same period in fiscal 2003. Our gross margin on sales of HP products for the quarter was 70% versus 71% in 2003 due, in part, to the sales of previously written down inventory to HP. The decrease in the gross margin is due primarily to an increase in our cost of goods that resulted from the addition of approximately $102,000 of non-cash quarterly amortization of the intellectual property acquired from Antares. We will continue to amortize this intellectual property at the rate of $102,000 per quarter for the next 9 quarters. We have also seen some erosion in gross margin due to slightly higher raw material and manufacturing costs. The latest quarter's cost of goods sold also had some one-time manufacturing tooling start-up costs associated with the Antares product lines. To help counteract the lead-time and price increase issues, we have decided to purchase certain critical components ahead of our customer's orders. Although we continue to have limited visibility into our customer's product demand, our critical inventory purchase plan is based on our best estimate of current customer demand and their past ordering patterns.

Including this non-cash amortization expense, we expect our gross margin to range between 50% and 55% for fiscal 2004.

However,   if   market   and   economic   conditions,    particularly   in   the
telecommunications sector, deteriorate or fail to recover, gross margin may be lower than projected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses for the three and six month periods ended April 30, 2004 were $543,000 and $1.1 million, respectively, an increase from $294,000 and $579,000 for the same periods in fiscal 2003. The increase resulted primarily from engineering staffing increases. When we acquired the Antares assets in August 2003, we hired a Vice President of Engineering and three design engineers to enhance our product development and support activities. We expect overall spending for our product research and development to range between 15% and 18% of net sales in fiscal 2004 as we remain committed to the development and enhancement of new and existing products. We did not capitalize any internal software development costs in the six month period ending April 30, 2004.

SALES AND MARKETING

Sales and marketing expenses for the three and six month periods ended April 30, 2004 were $564,000 and $1.1 million, respectively, an increase from $336,000 and $643,000 for the same periods in fiscal 2003. The increase is primarily due to increased marketing program spending for products, in addition to new marketing and sales personnel hired during the latter part of fiscal 2003. We hired a Vice President of Marketing, a product manager and a technical support engineer in conjunction with the acquisition of the Antares products. We expect our sales and marketing expenses to range between 16% and 18% of net sales in fiscal 2004 as we continue to accelerate our product marketing efforts and attend an increasing number of industry-specific trade shows.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and six months periods ended April 30, 2004 were $400,000 and $764,000, respectively, a decrease from $437,000 and $878,000 for the same periods of fiscal 2003. This decrease was due to the effect of a continued focus on controlling spending, primarily legal and depreciation expense, during the first two quarters of fiscal 2004. General and administrative expenses are expected to range between 14% and 18% of net sales for fiscal 2004.

LOAN LOSS RECOVERY

On November 6, 1998, we made a loan to one of our officers and stockholders which was used by the officer/stockholder to exercise an option to purchase 139,400 shares of our common stock and related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal was due on December 14, 2003.

On October 31, 2002, we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded based on the fair value of the common stock collateralizing the note at October 31, 2002 and the amount of the officer's personal assets considered likely to be available to settle the note in December 2003.

During the fourth quarter of fiscal 2003, the officer sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of the loan from us. As a result of the fiscal 2003 loan payment, we recognized a benefit in the fourth quarter of 2003 of $235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. In November 2003, the officer sold additional shares of our common stock and used the proceeds to repay the remaining loan balance in full. As a result, in our first quarter of fiscal 2004 we recorded a benefit of $239,000 resulting from the reversal of the remaining loan impairment charge

NET INCOME

As a result of the factors discussed above, we recorded net income of $54,000 and $581,000 in the three and six month periods ended April 30, 2004, as compared to net income of $51,000 and $143,000 for the same periods in fiscal 2003.

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

At April 30, 2004, we had cash and cash equivalents of $2.4 million, as compared to $1.4 million at October 31, 2003. In the first six months of fiscal 2004, $659,000 of cash was provided by operating activities primarily as a result of generating net income for the six months ended April 30, 2004 of $581,000 combined with a decrease in our inventory and trade accounts receivable that was partially offset by a decrease in trade accounts payable and other accrued liabilities. The decrease in inventory is reflective of the shipment of inventory that was received from our contract manufacturers at the end of January 2004. The decrease in trade accounts receivable is due the collection of amounts due from customers. The decrease in trade accounts payable was primarily due to payment upon the receipt of finished goods from our contract manufacturers. Working capital, comprised of our current assets less our current liabilities, at April 30, 2004 was $5.1 million, as compared to $3.9 million at October 31, 2003.

In the first six months of fiscal 2004, we purchased $55,000 of fixed assets, consisting primarily of computer and engineering equipment and $78,000 in software primarily for engineering and product design activities. Capital expenditures for each of the remaining quarters of fiscal 2004 are expected to range from $25,000 to $100,000 per quarter.

We received $227,000 in the first six months of fiscal 2004 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and the exercise of employee stock options. During the quarter, we also received cash proceeds of $116,000 from an investor for the purchase of 70,000 shares of our common stock pursuant to a warrant the investor received in conjunction with a private placement of common stock transaction that was completed in fiscal 2003.

During the fourth quarter of fiscal 2003, an officer and stockholder sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of an outstanding $743,800 loan we made to the officer. In November 2003, we received an additional loan payment from the same officer of $142,000 from stock that was sold prior to October 31, 2002.
Our projected quarterly cash flow break-even point is approximately $2.5 million to $2.7 million in net sales if gross margin is 53% to 55%. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis, maturity of less than three months. Our financial instrument holdings at April 30, 2004 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2003, there has been no change in our exposure to market risk.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         An evaluation as of April 30, 2004 was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         (b) Changes in Internal Controls over Financial Reporting

         The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended April 30, 2004, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held on Tuesday, March 16, 2004, at our corporate offices located at 2305 Camino Ramon, Suite 200, San Ramon, California.

The stockholders approved the following five items:

      (i) The election of two directors to hold office until the 2007 Annual Meeting of Stockholders:

                                                       For           Withhold
                  John Reardon                      4,695,062         72,584
                  Marion (Mel) Stuckey              4,695,062         72,584

      (ii) To increase the aggregate number of shares of Common Stock reserved for issuance under the Company's 1996 Stock Option Plan by 1,000,000 shares.

                                        For           Against        Abstain
                                        ---           -------        -------
                                     1,098,226       677,695          28,640

      (iii) To increase the aggregate number of shares of Common Stock reserved for issuance under the Company's 2001 Non-Employee Director's Stock Option Plan by 200,000 shares.

                                        For           Against        Abstain
                                        ---           -------        -------
                                     1,113,855       663,037          27,669

      (iv) An amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 10,000,000 to 25,000,000 shares.

                                       For            Against       Abstain
                                       ---            -------       -------
                                     4,489,085       275,254          3,307


      (v) The ratification of the selection of BDO Seidman LLP as our independent auditors for the fiscal year ending October 31, 2004.

                                      For            Against       Abstain
                                      ---            -------       -------
                                    4,746,925        8,216           12,505

The stockholders did not approve the following item:

      (i) An amendment to the Company's Certificate of Incorporation to allow stockholders to remove directors without cause. (Note: approval of this measure required 66.7% votes of all outstanding shares of Common Stock, or 3,342,065, affirmative votes for passage)

                                       For            Against       Abstain
                                       ---            -------       -------
                                    1,760,623        34,323          9,615

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)   List of Exhibits

 Exhibit
  Number          Description
  ------          -----------
  2.1             (1) Asset  Purchase  Agreement  dated  August 8, 2003,  by and between D.R. Barthol & Company and SBE, Inc.

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

 Exhibit
  Number          Description
  ------          -----------
  10.11(9)        Securities  Purchase  Agreement,  dated July 27, 2003, between
                  SBE, Inc. and purchasers of SBE's common stock thereunder, including form of warrant issued thereunder

  10.12(9) Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price)

  10.13(9) Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price)


  31.1 Certification of Chief Executive Officer 31.2Certification of Chief Financial Officer

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

  (8) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.

 Exhibit
  Number          Description
  ------          -----------
  (9)             Filed as an  exhibit  to  Registration  Statement  on Form S-3 dated July 11, 2003 and incorporated herein by reference.


(b)   REPORTS ON FORM 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on February 24, 2004. The report furnished our press release announcing our financial results for the quarter ended January 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 26, 2004.


                                               SBE, INC.
                                               Registrant


Date:  May 26, 2004                            By: /s/ William B. Heye, Jr.
                                                   ----------------------------
                                                   William B. Heye, Jr.
                                                   Chief Executive Officer and
                                                   President
                                                   (Principal Executive Officer)

Date:  May 26, 2004                            By: /s/ David W. Brunton
                                                   -----------------------------
                                                   David W. Brunton
                                                   Chief Financial Officer,
                                                   Vice President, Finance
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)