Form 10-Q
period 2004-07-31
SBE INC
filed 2004-09-08
CIK 87050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark one)

              [X] Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

          [_] Transition report pursuant to section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

               For the transition period from _______ to ________

                         Commission file number 0-8419

                                   SBE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                           94-1517641
      -------------------------------           -------------------
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

                             Yes [X]  No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of Registrant's Common Stock outstanding as of July 31, 2004 was 5,082,918.

                                   SBE, INC.

                        INDEX TO JULY 31, 2004 FORM 10-Q



PART I      FINANCIAL INFORMATION

ITEM 1      Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets as of
      July 31, 2004 and October 31, 2003..............................3

   Condensed Consolidated Statements of Operations for the
      three and nine months ended July 31, 2004 and 2003..............4

   Condensed Consolidated Statements of Cash Flows for the
      nine months ended July 31, 2004 and 2003........................5

   Notes to Condensed Consolidated Financial Statements...............6

   ITEM 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................11

   ITEM 3   Quantitative and Qualitative Disclosures about
            Market Risk..............................................26

   ITEM 4   Controls and Procedures..................................26

PART II     OTHER INFORMATION

   ITEM 6   Exhibits and Reports on Form 8-K.........................27


SIGNATURES...........................................................30

EXHIBITS.............................................................31

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                   SBE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       July 31,      October 31,
                                                         2004           2003
                                                      ---------      ---------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                           $  1,497       $  1,378
   Trade accounts receivable, net                         2,682          1,818
   Inventories                                            2,535          1,880
   Other                                                    272            240
                                                       --------       --------
       Total current assets                               6,986          5,316

Property, plant and equipment, net                          314            389
Capitalized software costs, net                             189            120
Intellectual property, net                                  816          1,122
Other                                                        28             28
                                                       --------       --------
       Total assets                                    $  8,333       $  6,975
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                              $  1,065       $    696
   Accrued payroll and employee benefits                    144            184
   Other accrued liabilities and deferred revenue           491            491
                                                       --------       --------

       Total current liabilities                          1,700          1,371

Other long-term liabilities                                   1            217
                                                       --------       --------

       Total liabilities                                  1,701          1,588
                                                       --------       --------

Commitments

Stockholders' equity:
   Common stock                                          15,745         15,302
   Note receivable from stockholder                          --           (142)
   Accumulated deficit                                   (9,113)        (9,773)
                                                       --------       --------
       Total stockholders' equity                         6,632          5,387
                                                       --------       --------
       Total liabilities and stockholders' equity      $  8,333       $  6,975
                                                       ========       ========


             See notes to condensed consolidated financial statements.

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                    Three months ended      Nine months ended
                                         July 31,               July 31,
                                      2004        2003       2004        2003
                                    --------    -------    --------    --------

Net sales                           $  2,899    $ 1,621    $  8,846    $  5,249

Cost of sales                          1,359        559       4,101       1,971
                                    --------    -------    --------    --------

     Gross profit                      1,540      1,062       4,745       3,278

Product research and development         548        334       1,596         913

Sales and marketing                      539        361       1,592       1,004

General and administrative               376        381       1,140       1,259

Restructuring costs recovery              --       (154)         --        (154)

Loan loss recovery                        --         --        (239)         --
                                    --------    -------    --------    --------

     Total operating expenses          1,463        922       4,089       3,022
                                    --------    -------    --------    --------

     Operating income                     77        140         656         256

Interest income                            2          6           4          21
Other income (expense)                    --         (4)         --         (10)
                                    --------    -------    --------    --------

     Income before income taxes           79        142         660         267

Income tax provision (benefit)            --          1          --         (17)
                                    --------    -------    --------    --------

Net income                          $     79    $   141    $    660    $    284
                                    ========    =======    ========    ========

Basic income  per share             $   0.02    $  0.03    $   0.13    $   0.07
                                    ========    =======    ========    ========

Diluted income  per share           $   0.01    $  0.03    $   0.11    $   0.07
                                    ========    =======    ========    ========

Basic - weighted average shares
  used in per share computations       5,078      4,288       5,000       4,145
                                    ========    =======    ========    ========

Diluted - weighted average shares
  used in per share computations       5,866      4,614       6,009       4,276
                                    ========    =======    ========    ========


             See notes to condensed consolidated financial statements.

                                   SBE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                             Nine months ended
                                                                 July 31,
                                                             2004        2003
                                                           --------    --------
Cash flows from operating activities:
   Net income                                              $    660    $    284
   Adjustments to reconcile net income  to net cash
   used in operating activities:
      Depreciation and amortization:
         Property and equipment                                 160         254
         Software                                                42          26
         Amortization of intellectual property                  306          --
         Loss on abandonment of equipment                        --          13
      Changes in operating assets and liabilities:
         Accounts receivable                                   (864)       (117)
         Inventories                                           (655)        307
         Other assets                                           (32)        (62)
         Trade accounts payable                                 369        (183)
         Other accrued liabilities                             (256)       (573)
                                                           --------    --------
            Net cash used in operating activities              (270)        (51)
                                                           --------    --------

Cash flows from investing activities:
   Purchases of property, plant  and equipment                  (85)        (77)
   Capitalized software costs                                  (111)        (10)
                                                           --------    --------
            Net cash used in investing activities              (196)        (87)
                                                           --------    --------

Cash flows from financing activities:
   Proceeds from the sale of common stock and the
      exercise of warrants                                      202         478
   Proceeds from repayment of stockholder note                  142          25
   Proceeds from exercise of stock options                      241          43
                                                           --------    --------
            Net cash provided by financing activities           585         546
                                                           --------    --------

         Net increase in cash and cash equivalents              119         408

Cash and cash equivalents at beginning of period              1,378       1,582
                                                           --------    --------
Cash and cash equivalents at end of period                 $  1,497    $  1,990
                                                           ========    ========


             See notes to condensed consolidated financial statements.

                                   SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine and months ended July 31, 2004 are not necessarily indicative of expected results for the full 2004 fiscal year.

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


2. INVENTORIES:

Inventories were comprised of the following (in thousands):

                                                  July 31,    October 31,
                                                    2004         2003
                                                  -------      -------
            Finished goods                        $ 1,568      $   726
            Parts and materials                       967        1,154
                                                  -------      -------
                                                  $ 2,535      $ 1,880
                                                  =======      =======

3. INTANGIBLE ASSETS:

Intangible Assets represent intellectual property that consists of the allocation of costs associated with the purchase of current and the design of future products from Antares Microsystems on August 7, 2003. All capitalized intellectual property is amortized to cost of goods expense on a straight line basis over thirty-six months which is the expected useful life and does not materially differ from the expected cash inflow from the sale of the acquired Antares product line. Intangible Assets subject to amortization are as follows (in thousands):

                                            Accumulated
                                 Gross      Amortization       Net
                                ------      ------------      ----

Intellectual Property           $1,224              $408      $816
                                ======      ---=========      ====

Amortization expense of intellectual property for the three months and nine months ending July 31, 2004 was $102,000 and $306,000 and is included in cost of sales.

The  estimated  aggregate  remaining   amortization  expense  for  each  of  the
succeeding fiscal years is as follows (in thousands):

2004       $ 102
2005         408
2006         306
           -----
Total      $ 816
           =====


4. RESTRUCTURING COSTS:

The  following   table  sets  forth  an  analysis  of  the   components  of  our
restructuring reserve relating to lease terminations and the payments made against it during the nine-month period ended July 31, 2004 (in thousands):

   Restructuring accrual at October 31, 2003                      $  58
       Less: Cash paid for accrued lease costs                      (28)
                                                                  -----
   Total restructuring accrual included in other
       accrued liabilities and deferred revenue                   $  30
                                                                  =====

5. NET INCOME PER SHARE:

Basic income per common share for the three and nine months ended July 31, 2004 and 2003 was computed by dividing the net income for such period by the weighted average number of shares of common stock outstanding for such period. Common stock equivalents for the three and nine months ended July 31, 2004 were 788,082 and 1,008,334, respectively, and have been included in the calculation of diluted net income per share. The common stock equivalents for the three and nine months ended July 31, 2004 include the following items: 1) 652,316 and 848,681 vested employee stock options, respectively; 2) 66,821 and 90,708 common stock equivalents subject to warrants, respectively; 3) 68,945 shares of common stock to be issued related to the purchase of Antares, respectively. Common stock equivalents for the three and nine months ended July 31, 2003, were 325,711 and 131,110, respectively, and have been included in the calculation of diluted net income per share.

                                     Three months ended     Nine months ended
                                          July 31,               July 31,
                                     ------------------     ------------------
                                       2004      2003        2004       2003
                                     --------   -------     -------   --------
BASIC

Weighted average number of
 common shares outstanding              5,078     4,288       5,000      4,145
                                     --------   -------     -------   --------

Number of shares for computation of
 net income per share                   5,078     4,288       5,000      4,145
                                     ========   =======     =======   ========

Net income                           $     79   $   141     $   660   $    284
                                     ========   =======     =======   ========

Net income per share                 $   0.02   $  0.03     $  0.13   $   0.07
                                     ========   =======     =======   ========


DILUTED

Weighted average number of
 common shares outstanding              5,078     4,288       5,000      4,145

Shares issuable pursuant to options
 granted under stock option plans
 and warrants granted, less assumed
 repurchase at the average fair
 market value for the period              788       326       1,009        131
                                     --------   -------     -------   --------

Number of shares for computation of
 net income  per share                  5,866     4,614       6,009      4,276
                                     ========   =======     =======   ========

Net income                           $     79   $   141     $   660   $    284
                                     ========   =======     =======   ========

Net income per share                 $   0.01   $  0.03     $  0.11   $   0.07
                                     ========   =======     =======   ========


6. STOCK BASED COMPENSATION:

At July 31, 2004, we had two stock-based employee compensation plans and one stock-based director compensation plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and income
(loss) per share would have been as follows (in thousands):

                                           Three Months        Nine Months
                                           Ended July 31,     Ended July 31,
                                           2004      2003     2004      2003
                                         -------   -------  -------   -------


Net income, as reported                  $    79   $   141  $   660   $   284

Add: Total stock-based compensation
expense (benefit) included in the net
income determined under the recognition
and measurement principles of APB
Opinion 25                                    --        --       --        --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   150       149      316       374
                                         -------   -------  -------   -------

Pro forma net income (loss)              $   (71)  $    (8) $   245   $  (239)
                                         =======   =======  =======   =======
Income (loss) per share:
Basic - as reported                      $  0.02   $  0.03  $  0.13   $  0.07
                                         =======   =======  =======   =======
Basic - pro forma                        $ (0.01)  $  0.00  $  0.05   $ (0.06)
                                         =======   =======  =======   =======
Diluted - as reported                    $  0.01   $  0.03  $  0.11   $  0.07
                                         =======   =======  =======   =======
Diluted - pro forma                      $ (0.01)  $  0.00  $  0.04   $ (0.06)
                                         =======   =======  =======   =======

There were 13,000 stock options granted in the quarter ended July 31, 2004. The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: Dividend yield of 0%; expected volatility of 111%, risk-free interest rate of 3.17%, and expected life of four years.

7. CONCENTRATION OF RISK:

In the three and nine months ended July 31, 2004 and 2003, most of our sales were attributable to sales of communications products and were derived from a limited number of original equipment manufacturer ("OEM") customers. In our third quarter of fiscal 2004, we had sales to two customers that were each greater than 10% of our net sales for the quarter. The sales to these two customers combined totaled 67% of net sales during the third quarter of fiscal 2004. In our third quarter of fiscal 2003, we had sales to one customer that accounted for greater than 10% of our net sales for the quarter. The sales to this customer totaled 50% of our net sales for that quarter. In the first nine months of fiscal 2004, we had sales to two customers that were each greater than 10% of our sales for that period. The sales to these two customers combined totaled 59% of net sales during the first three quarters of fiscal 2004. In the first nine months of fiscal 2003, we had sales to one customer that accounted for greater than 10% of our net sales for that period. The sales to this customer totaled 52% of our net sales for the first three quarters of fiscal 2003.

We have two customers that each accounted for more than 10% of our accounts receivable as of July 31, 2004 compared to one customer that accounted for more than 10% of our accounts receivable at July 31, 2003.

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

The following table sets forth an analysis of our warranty reserve for the nine month period ended July 31, 2004 (in thousands):

      Warranty reserve at October 31, 2003                        $53
          Less: Cost to service warranty obligations               33
                                                                  ---

      Total warranty reserve included in other accrued expenses   $20
                                                                  ===

The following is a summary of our agreements that we have determined are within the scope of the Financial Accounting Standards Board's ("FASB") Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45").

Indemnification Agreements:

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of any future amount paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of July 31, 2004 and October 31, 2003.

We enter into agreements with other companies containing indemnification provisions in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often relate to representations made by us with regard to our intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2004 and October 31, 2003.

Other:

We are the secondary guarantor on the lease assignment of our previous headquarters that expires in 2006. We believe we will not have to make any payments as a result of this guarantee and thus have not recorded a liability at July 31, 2004.



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

On October 31, 2002, we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded against the loan at October 31, 2002.

During the fourth quarter of fiscal 2003, the officer repaid $362,800 of the loan and as a result, we recognized a benefit of $235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. During the first quarter of fiscal 2004, the officer repaid the remaining loan balance in full and as a result, we recorded a benefit of $239,000 relating to the reversal of the remaining loan impairment charge.

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


RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO REPLACE NET SALES PREVIOUSLY GENERATED BY SALES OF VME PRODUCTS TO HP.

In the first three quarters of fiscal 2004 and 2003, sales of our Versa Module Europa ("VME") products to The Hewlett-Packard Company ("HP") accounted for 47% and 52%, respectively, of our net sales. We shipped $1.6 million of VME products to HP over the first three quarters of fiscal 2003 pursuant to an end-of-life product discontinuation purchase order that is no longer in effect. In September 2003, HP notified us that they would purchase an additional $2.6 million of VME products, with deliveries scheduled for our fourth quarter of fiscal 2003 and the first two quarters of fiscal 2004. In our first two quarters of 2004, we shipped $2.0 million of VME products to HP under the September 2003 purchase order. In April 2004, we received an additional $2.9 million purchase order of VME products from HP and shipped $1.2 million against this purchase order in the third quarter of fiscal 2004 with deliveries for the remaining $1.7 million scheduled for the fourth quarter of fiscal 2004 and first quarter of fiscal 2005. While we have continued to sell VME products to HP pursuant to individual purchase orders, we believe that HP will cease purchasing our VME products in fiscal 2005 as the HP products in which our VME products are embedded are phased out. Our net sales derived from these individual purchase orders have been significant and when HP ceases to purchase VME products we will need to increase our net sales from other sources in order to be successful. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales attributable to HP.

WE SELL OUR PRODUCTS TO A SMALL NUMBER OF OEM CUSTOMERS, AND THE LOSS OF ANY OF THEM, OR THEIR FAILURE TO SELL THEIR PRODUCTS, WOULD LIMIT OUR ABILITY TO GENERATE NET SALES.

In fiscal 2003 and the first three quarters of fiscal 2004, most of our sales were derived from a limited number of OEM customers, primarily HP. We expect that we will always derive most our sales from a limited number of OEM customers. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers would have a material adverse effect on our operating results, financial condition and cash flows. None of our customers is bound by a long-term purchase contract. Thus, we cannot provide any assurance that we will continue to sell our products at existing levels, if at all, to our existing OEM customers.

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


IF WE FAIL TO DEVELOP AND PRODUCE NEW PRODUCTS, WE MAY LOSE SALES AND OUR REPUTATION MAY BE HARMED.

We focus a significant portion of our research and development, marketing and sales efforts on our HighWire, WAN/LAN and TCP/IP Offload Engine ("TOE") Adapter products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of our products. If the HighWire and Adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

THE COMMUNICATIONS AND STORAGE PRODUCTS MARKET IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE OUR NET REVENUES AND MARGINS.

We compete directly with vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications and storage solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications and storage products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services, iSCSI, TCP/IP Offload Engine ("TOE") and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

Due to the adverse economic conditions in the telecommunications industry, our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult and has required us to build up inventory.

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

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR BUSINESS WOULD SUFFER.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as ACTA form factors with AMC daughter cards, TCP/IP offload engines ("TOE"), Encryption, 10 Gigabit Ethernet ("10Gig"), Voice over Internet Protocol ("VoIP") and Third Generation Wireless

Services ("3G"). The development of new and enhanced technology and products is a complex and uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and marketing trends. There can be no assurance that we will be successful in identifying, developing, manufacturing, marketing or supporting new products or enhancing our existing products on a timely basis, if at all. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. The closing bid price for our common stock was below $1.00 for more than 30 consecutive trading days during portions of fiscal 2003. Our stockholders' equity as of July 31, 2004 was approximately $6.6 million. Although we currently meet all the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price again decline, our common stock could be subject to potential delisting from the Nasdaq SmallCap Market.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We architect and provide board-level network communications solutions for OEMs in both the embedded and enterprise-level information technology ("IT") computing markets. Our solutions enable both data communications and telecommunications companies, in addition to enterprise-class high-end server clients, to rapidly deliver advanced networking and storage products and services. We offer a broad selection of wide area network ("WAN") such as T1/T3, local area network ("LAN") such as Gigabit Ethernet, SCSI, Fibre Channel, and intelligent carrier cards across both the enterprise and embedded server markets. Our products have been integrated into a variety of applications, including storage area networks and mission-critical data centers. Our products, with Linux and Solaris drivers and software, include WAN and LAN interface adapters, storage network interface cards ("NICs") products such as SCSI and Fibre Channel, and high performance intelligent communications controllers for high-end enterprise level servers, workstations, media gateways, routers, internet access devices, home location registers and data messaging applications. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. We continue to operate in a single business segment.


CONCENTRATIONS

Our business is characterized by a concentration of sales to a small number of OEMs and, consequently, the timing of significant orders from major customers and their product cycles causes fluctuations in our operating results. HP is the largest of our customers. Sales to HP accounted for 55% and 47% of our net sales in the three and nine months ended July 31, 2004, respectively, and 50% and 52% for the same periods in fiscal 2003, respectively. In the third quarter of fiscal 2004, sales to Data Connection Limited accounted for 11% of net sales, in addition, Nortel Networks contributed 11% of our revenue for the nine month period ended July 31, 2004. No other customer accounted for greater than 10% of net sales in the three or nine months ended July 31, 2004 or 2003. HP accounted for 58% and 30% of our accounts receivable as of July 31, 2004 and 2003, respectively. At July 31, 2004, one other customer accounted for greater that 10% of our accounts receivable compared to one other customer as of July 31, 2003. No other customers accounted for more than 10% of our accounts receivable as of July 31, 2004 or 2003, respectively. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. If any of our major customers reduces orders for our products, we would lose revenues and could suffer damage to our business reputation.

BACKLOG

On July 31, 2004, we had a sales backlog of product orders of approximately $3.9 million compared to a sales backlog of product orders of approximately $0.2 million one year ago. Of the July 31, 2004 backlog approximately $1.6 million relates to sales of VME products for HP compared to no backlog as of July 31, 2003.

We have begun to see a slight recovery in certain segments of our markets, such as, wireless, VoIP, voice conferencing among others and customers in those markets have been increasing their ordering levels. As a result we have begun to increase our headcount in our engineering and production departments. Although we are responding to current and future customer design and support needs, we continue to focus on cost containment and cash preservation and monitor our expense levels very closely.

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

During the quarter ended July 31, 2004, $168,000 or 6% of our sales were sold to distributors compared to $0 in the same quarter of fiscal 2003. During the nine months ended July 31, 2004, $706,000 or 8% of our sales were sold to distributors compared to $0 in the same period of fiscal 2003. Our reserves for distributor programs total approximately $40,000 as of July 31, 2004.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of July 31, 2004 and October 31, 2003, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Intellectual property costs consist of the allocation of costs associated with the purchase of current and the design of future products from Antares Microsystems on August 7, 2003. All capitalized intellectual property is amortized to expense over thirty-six months which is the expected useful life. The quarterly amortization expense is approximately $102,000.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended July 31, 2004 and 2003. These operating results are not necessarily indicative of our operating results for any future period.

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                         JULY 31,               JULY 31,
                                      2004       2003        2004      2003
                                   -------   --------    --------   -------
Net sales                              100%       100%        100%      100%
Cost of sales                           47         34          46        38
                                   -------   --------    --------   -------
  Gross profit                          53         66          54        62
                                   -------   --------    --------   -------
Product research and development        19         21          18        17
Sales and marketing                     19         22          18        19
General and administrative              13         24          13        24
Restructuring (benefit)                 --        (10)         --        (3)
Loan loss recovery                      --         --          (3)       --
                                   -------   --------    --------   -------
Total operating expenses                51         57          46        57
                                   -------   --------    --------   -------
  Operating income                       3          9           8         5
Interest income                         --         --          --        --
Income tax benefit                      --         --          --        --
                                   -------   --------    --------   -------
  Net income                             3%         9%          8%        5%
                                   =======   ========    ========   =======

NET SALES

Net sales for the third quarter of fiscal 2004 were $2.9 million, an 81% increase from $1.6 million in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, net sales were $8.8 million, which represented a 69% increase over net sales of $5.2 million for the same period in fiscal 2003. This increase was primarily attributable to an increase in shipments to HP combined with an increase in shipments in our WAN and LAN adapter products plus an increase in our Highwire business. Sales to HP were $1.6 million and $4.2 million in the three and nine months ending July 31, 2004, respectively, compared to $804,000 and $2.7 million for the same periods of fiscal 2003, respectively. Sales to HP, primarily of VME products, represented 55% and 47% of total sales for the three and nine months ending July 31, 2004 compared to 50% and 52% of total sales during the comparable periods in fiscal 2003. We shipped $1.2 million of VME products in the third fiscal quarter of 2004 against a $2.9 million purchase order from HP that we received in April 2004 with deliveries for the remaining $1.7 million scheduled for the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. We can provide no assurance that we will receive any further purchase orders for VME products from HP or succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales attributable to HP. Data Connection Limited was our only other customer that accounted for over 10% of sales in the three-month period ended July 31, 2004.

Sales of our products acquired in the Antares acquisition on August 7, 2007 were $203,000 for the quarter ended July 31, 2004 compared to $517,000 in the prior quarter and $1.0 million for the nine months ended July 31, 2004 compared to $0 in the same period in fiscal 2003. Sales of our adapter products were $1.1 million and $3.6 million for the three and nine months ending July 31, 2004, respectively, as compared to $423,000 and $1.4 million for the same periods in fiscal 2003, respectively. Sales of our HighWire products were $401,000 and $876,000 for the three and nine months ending July 31, 2004, respectively, as compared to $165,000 and $799,000 for the same periods in fiscal 2003, respectively. Our adapter products are used primarily in edge-of-the-network applications such as VPN and in routers, VoIP gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. The Gigabit Ethernet and other adapter products we acquired in the Antares acquisition are used primarily in enterprise applications such as high-end servers and storage arrays using both Solaris and Linux software. In the future, we expect our net sales to be generated predominantly by sales of our adapter products with Linux and Solaris software, followed by the Antares SCSI and Fibre Channel storage products. We have seen an upturn in the sales of our Highwire products that is primarily related to one customer beginning to deploy VoIP systems that includes our HW400CR intelligent carrier grade communication controller card. We expect to continue to see strong demand for this product for the foreseeable future. We will continue to sell and support our older VME products, but expect them to decline significantly as the OEM products in which they are embedded are phased out.

Our sales backlog at July 31, 2004 was $3.9 million, including an HP order of VME products of $1.7 million to be shipped over our next two fiscal quarters, compared to $0.2 million at July 31, 2003, with no HP backlog. While we anticipate an increase in our sales volume over the remainder of fiscal 2004 and into fiscal 2005 as our customers deploy new product designs and as we release new products, there can be no assurances that such an increase will occur. Due to the current economic uncertainty, our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

GROSS MARGIN

Gross margin as a percentage of sales in the third quarter of fiscal 2004 was 53% compared to 66% for the third quarter of fiscal 2003. For the first nine months of fiscal 2004 our gross margin was 54% compared to 62% for the same period in fiscal 2003. Our gross margin on sales of HP products for the quarter was 70% versus 100% in 2003 due, in part, to the sales of previously written down inventory to HP. The decrease in the gross margin is due primarily to a combination of the reduction in the gross margin attributable to the sale of products to HP as previously mentioned and an increase in our cost of goods that resulted from the addition of approximately $102,000 of non-cash quarterly amortization of the intellectual property acquired from Antares. We will continue to amortize this intellectual property at the rate of $102,000 per quarter for the next 8 quarters. We have also seen some erosion in gross margin due to slightly higher raw material and manufacturing costs. To help counteract component delivery lead-time and price increase issues, we have decided to purchase certain critical components ahead of our customer's orders, thereby increasing our on-hand inventory. Although we continue to have limited visibility into our customer's product demand, our critical inventory purchase plan is based on our best estimate of current customer demand and their past ordering patterns.

Including this non-cash amortization expense, we expect our gross margin to range between 52% and 55% for the remainder of fiscal 2004.

However,   if   market   and   economic   conditions,    particularly   in   the
telecommunications sector deteriorate and raw material pricing continues to escalate, gross margin may be lower than projected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses for the three and nine month periods ended July 31, 2004 were $548,000 and $1.6 million, respectively, an increase from $334,000 and $913,000 for the same periods in fiscal 2003. The increase resulted primarily from engineering staffing increases. When we acquired the Antares assets in August 2003, we hired a Vice President of Engineering and three design engineers to enhance our product development and support activities. We expect overall spending for our product research and development to range between 15% and 18% of net sales in fiscal 2004 as we remain committed to the development and enhancement of new and existing products. We did not capitalize any internal software development costs in the nine-month period ending July 31, 2004.

SALES AND MARKETING

Sales and marketing expenses for the three and nine month periods ended July 31, 2004 were $539,000 and $1.6 million, respectively, an increase from $361,000 and $1.0 million for the same periods in fiscal 2003. The increase is primarily due to increased marketing program spending for products, in addition to new marketing and sales personnel hired during the latter part of fiscal 2003. We hired a Vice President of Marketing, a product manager and a technical support engineer in conjunction with the acquisition of the Antares products. We expect our sales and marketing expenses to range between 16% and 18% of net sales in fiscal 2004 as we continue to accelerate our product marketing efforts and attend an increasing number of industry-specific trade shows.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and nine months periods ended July 31, 2004 were $376,000 and $1.1 million, respectively, a decrease from $381,000 and $1.3 million for the same periods of fiscal 2003. This decrease was due to the effect of a continued focus on controlling spending, primarily legal and employee benefit expense, during the first three quarters of fiscal 2004. The decrease in general and administrative expenses is also a result of decreased depreciation expense as we have fully depreciated certain equipment. General and administrative expenses are expected to range between 14% and 18% of net sales for fiscal 2004.

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

On October 31, 2002, we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded against the loan at October 31, 2002.

During the fourth quarter of fiscal 2003, the officer repaid $362,800 of the loan, and as a result, we recognized a benefit of $235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. During the first quarter of fiscal 2004, the officer repaid the remaining loan balance in full, and as a result, we recorded a benefit of $239,000 resulting from the reversal of the remaining loan impairment charge.

NET INCOME

As a result of the factors discussed above, we recorded net income of $79,000 and $660,000 in the three and nine month periods ended July 31, 2004, as compared to net income of $141,000 and $284,000 for the same periods in fiscal 2003.

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

At July 31, 2004, we had cash and cash equivalents of $1.5 million, as compared to $1.4 million at October 31, 2003. In the first nine months of fiscal 2004, $270,000 of cash was used in operating activities primarily as a result of generating net income for the nine months ended July 31, 2004 of $660,000 that was reduced by an increase in our inventory, trade accounts receivable and liabilities that was partially offset by an increase in trade accounts payable. The increase in inventory is reflective of the purchase of bulk raw materials to partially offset vendor price increases and to meet "just-in-time" customer demands. The increase in trade accounts receivable is due the shipment of significant amounts of product to HP during the last two weeks of the quarter. The increase in trade accounts payable was primarily due to the receipt of finished goods from our contract manufacturers during the last two weeks of the quarter with payment in the first month of the following quarter. Working capital, comprised of our current assets less our current liabilities, at July 31, 2004 was $5.3 million, as compared to $3.9 million at October 31, 2003.

In the first nine months of fiscal 2004, we purchased $85,000 of fixed assets, consisting primarily of computer and engineering equipment and $111,000 in software primarily for engineering and product design activities. Capital expenditures for the remaining quarter of fiscal 2004 are expected to approximate $100,000.

We received $241,000 in the first nine months of fiscal 2004 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and the exercise of employee stock options. During the nine month period, we also received cash proceeds of $116,000 from an investor for the purchase of 70,000 shares of our common stock pursuant to a warrant the investor received in conjunction with a private placement of common stock transaction that was completed in fiscal 2003.

In November 2003, we received a loan payment from an officer of $142,000. Our projected quarterly operational cash flow break-even point is approximately $2.4 million to $2.6 million in net sales if gross margin is 53% to 55%. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis, maturity of less than three months, principally money market instruments. We have no other investments with significant interest rate risks. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2003, there has been no change in our exposure to market risk.


ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures

      An evaluation as of July 31, 2004 was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934
(the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b)   Changes in Internal Controls over Financial Reporting

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended July 31, 2004, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


(b) REPORTS ON FORM 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on May 19, 2004. The report furnished our press release announcing our financial results for the quarter ended April 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 7, 2004.


                                          SBE, INC.
                                          ---------
                                          Registrant


Date: September 7, 2004                   By:   /s/ William B. Heye, Jr.
                                                ------------------------------
                                                William B. Heye, Jr.
                                                Chief Executive Officer and
                                                President
                                                (Principal Executive Officer)

Date:  September 7, 2004                  By:   /s/ David W. Brunton
                                                ------------------------------
                                                David W. Brunton
                                                Chief Financial Officer,
                                                Vice President, Finance
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)