Form 10-K
period 2004-10-31
SBE INC
filed 2005-01-14
CIK 87050

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

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

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

         The approximate aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on April 30, 2004 as reported on the Nasdaq SmallCap Market, was $19,487,267. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

         The number of shares of the registrant's common stock outstanding as of December 31, 2004 was 5,159,722.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders, scheduled for March 22, 2005, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    SBE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I

       Item 1   Business                                                       4
       Item 2   Properties                                                    19
       Item 3   Legal Proceedings                                             19
       Item 4   Submission of Matters to a Vote of Security Holders           19


PART II

       Item 5   Market for Registrant's Common Equity
                     and Related Stockholder Matters                          21
       Item 6   Selected Financial Data                                       22
       Item 7   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            23
       Item 7A  Quantitative and Qualitative Disclosures about Market Risk    35
       Item 8   Financial Statements and Supplementary Data                   36
       Item 9   Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                   36
       Item 9A  Controls and Procedures                                       36


PART III

       Item 10  Directors and Executive Officers of the Registrant            37
       Item 11  Executive Compensation                                        37
       Item 12  Security Ownership of Certain Beneficial Owners
                     and Management                                           37
       Item 13  Certain Relationships and Related Transactions                37
       Item 15  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                                       38

SIGNATURES                                                                    42

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements set forth in or incorporated by reference in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, our
expectations   regarding  our  sales  to  The   Hewlett-Packard   Company,   our
expectations regarding the market for client server networking products, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding our operations. Words such as "may," "will," "should," "believes," "anticipates," "expects," "intends," "plans," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Item 1 - Business -- Risk Factors" on page 15 and elsewhere in this Form 10-K.

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

SBE, Inc. develops and provides network communications and storage solutions for original equipment manufacturers ("OEM") in the embedded systems marketplace. Embedded networking technology is hardware or software that serves as a component within a larger networking or storage device or system such as a Gigabit Ethernet or a T-1/T-3 input/output ("I/O") network interface card ("NIC") that plugs into an expansion slot in a high-end computer or storage system. Embedded networking solutions enable the functionality of many commonly used devices or equipment, such as products and solutions for basic telephone and internet services, mobile phones, medical equipment and storage networks.

We deliver a product portfolio comprised of standards-based wide area networking ("WAN"), local area networking ("LAN") and storage area network ("SAN") network interface and intelligent communications controller cards. All of our products are coupled with enabling Linux or Solaris software drivers. Our products are designed to be functionally compatible with each other and, since we use industry standard form factors and technologies, our products are also compatible with third party standards-based products. This standard scalability and modularity offers our customers greater flexibility to develop solutions for unique product configurations and applications.

Our products are developed based on industry standard form factors including those known as Peripheral Component Interconnect ("PCI"), CompactPCI, VersaModule Eurocard ("VME"), PCI Mezzanine Card ("PMC"), and PCI Telecom Mezzanine Card ("PTMC"). Form factors are the shape and size of interface cards used to expand the functionality of standard computer bus architectures. For example, a PCI system includes a 32 or 64-bit local bus architecture used to transfer data from a computer's main microprocessor to peripherals such as hard disks and video adapter. CompactPCI is an adaptation of the standard PCI on a larger rugged design and expands the number of available slots for peripheral devices from four to eight, improves a computer's ability to withstand adverse conditions such as extreme vibration and offers "hot swap" capability - allowing the user to insert and take out the board without turning off the system. A PMC card plugs on to a standard PCI, CompactPCI, VME or the new AdvancedTCA ("ACTA") card enabling it to provide differing input/output or computing functions. A PTMC is a PMC card designed specifically for telecommunication applications.

Our solutions have been integrated into a wide spectrum of applications to enable network and storage connectivity, including Voice over Internet Protocol ("VoIP"), Wi-Fi, Enhanced 911, enterprise servers, data storage, data messaging, process control, media gateways, routers, internet access devices, medical imaging, CAE/automated test equipment, government/military defense systems and telecommunications networks. We distribute our products worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

SBE was incorporated in 1961 as Linear Systems, Inc. In 1976, we completed our initial public offering. In July 2000, we acquired LAN Media Corporation ("LMC"), a privately held company, to complement and grow our WAN adapter product line from both a hardware and software perspective. In August 2003, we acquired the products and technologies of Antares Microsystems to increase the functionality of our PCI product line. We continue to operate under a single business unit.

BUSINESS STRATEGY

Our  objective  is  to  be  a  leading  provider  of  high-performance   network
communications solutions by delivering reliable, flexible, cost-efficient products in a timely manner to our customers, thus allowing them to focus on their core competencies.

During fiscal 2004, we made noteworthy steps in achieving this objective, including:

o     Making our commitment to existing customers our number one priority

As a proponent of continuous improvement, we are always identifying new ways to better serve our customers. Over the past year, to ensure that we fulfill our commitments to our customers, we strengthened our operations team, including the addition of resources in the manufacturing, technical support and quality departments. In addition, we have implemented a "WebCall" system on our web site which allows customers to address technical product issues with us at their convenience, 24 hours a day. Upon implementation of this system in the third quarter of 2004, the average time to resolution for technical issues has improved by 50% from one quarter to the next.

o     New Product Introductions

In order to meet the ever-changing requirements of the industry and our customers, we believe it is important to maintain a strong and flexible portfolio of products designed for easy and quick deployment into a variety of unique applications.

      - TCP/IP Offload Engine ("TOE"). As Ethernet speeds continue to increase, a progressively higher load is placed on the CPU to process the messaging traffic and deal with the interface protocol, leaving little computing power left for user applications. SBE's TOE board is designed to offload the interface protocol ("TCP/IP stack") and manage messaging traffic normally processed by the Central Processing Unit ("CPU"). This interface protocol offloading increases user application performance and alleviates networking bottlenecks. We expect that demand for TOE will continue to increase as network bandwidth requirements escalate.

      - ISCSI (Internet Small Computer System Interface). A new market is emerging using Ethernet infrastructure allowing "virtual storage" flexibility and lower costs. Our Internet Protocol ("IP") management solution bundles our dual port Gigabit Ethernet TOE board with PyX's enterprise level, high availability iSCSI software protocol. Fully compliant with IETF iSCSI standards, this iSCSI solution delivers multi-path migration and Error Recovery Level Two (ERL2) functionality. Our iSCSI product ensures that there is no single point of failure on the storage transport layer between any two iSCSI nodes while simultaneously offloading the network protocol processing from the CPU.

      - Security Offload Engine. In September 2004, we announced the first in a growing series of board-level encryption solutions designed to accelerate SSL and IPsec cryptographic operations. These are the two most common encryption solutions used to provide electronic security in use today. Our securePMC-L is a PMC-based security offload engine using Cavium Networks' NITROX Lite security processor, and designed to meet the United States federal government's mandated security FIPS 140-2 Level 3 requirements to be used in all government security related applications.

      - Channelized T3 PMC Adapter. We launched the wanPMC-C1T3 WAN adapter in the first quarter of fiscal 2004. Designed to enable advanced voice and data applications, such as VoIP, video-on-demand, voice conferencing, Internet routing, and SAN pipes, our wanPMC-C1T3 integrates a fully channelized, single port T3 interface with an HDLC/transparent controller on a PMC slot.

      - Channelized 24-port T1/E1: In August 2004, we introduced the wanPTMC-24TE1, a fully channelized 24-port T1/E1 PCI Telecom Mezzanine Card (PTMC) and Rear Transition Module (RTM) board set. This solution is designed for high density applications, such as VoIP gateways, computer telephony softswitches, TDM switches/PBX, and voice conferencing systems.

      - Linux "On Demand". Recognizing the value to our customers, we continue developing Linux software drivers for SBE products using internal resources and those from partnering software companies. In addition to standard enterprise level drivers, we offer products with "real-time" enhancements.

o     Strategic Alliances and Investments

We are committed to expanding our product offerings by entering into strategic business agreements where we combine our products with those of our partners to present a cost-effective, completely integrated solution to our customers.

      o PYX TECHNOLOGIES: PyX provides enterprise level iSCSI software protocol with Error Recovery Level 2 ("ERL2") functionality, tuned to operate with our TCP/IP Offload Engine card. ERL2 functionality is required to provide seamless guaranteed delivery of critical data whenever storage data is transmitted over the Internet.

      o TIMESYS: In a collaborative effort, SBE and TimeSys, a pioneer and leader in Embedded Linux and Java development technologies, continue to team to provide the high-performance and modularity of SBE's WAN modules and HighWire carrier-class core processing platforms bundled with the scalable computing power of TimeSys Linux GPL and cross-platform development tools.

      o CAVIUM NETWORKS: SBE teamed with Cavium to provide board-level encryption solutions designed to accelerate SSLand IPsec cryptographic operations and significantly improve secure data transmissions for Linux and other applications.

      o NCOMM: SBE and NComm formed an alliance to provide comprehensive WAN solutions coupling our WAN hardware interfaces with NComm's intelligent top-level software drivers and tools. This joint solution results in significant cost savings for OEMs and speeds up time-to-market by 6-12 months.

     ATCA PARTNER PROGRAM. This is our program to align our PMC and PTMC interface products with AdvancedTCA ("ATCA") system providers to provide powerful telecommunications networking solutions. The ACTA products are based on a new standard industry form factor that has been developed for use by the telecommunications industry. This form factor allows for greater flexibility and network transmission speeds.

      o DIVERSIFIED TECHNOLOGIES, INC ("DTI"): DTI is integrating multiple SBE network interface cards with the Diversified Technologies ATCA system level platforms to build powerful ATCA platforms for service providers in the telecommunications and networking marketplace.

      o GNP: GNP will complement its product mix by bundling SBE's portfolio of network interface cards into its ready-to-deploy ATCA and CompactPCI system solutions for its customer base of network equipment manufacturers and large systems integrators.

      o CONCURRENT TECHNOLOGIES, INC ("CONCURRENT"): SBE and Concurrent have entered into an agreement to merge our PMC-based modules with Concurrent's ATCA system solutions. This new alliance is expected to result in expanded market coverage for our products.

In fiscal 2005, we plan to further build on the momentum that has been generated over the past two years by turning our technology investments into strong, customer-driven product solutions, continuing to diversify our customer base, and actively seeking out new market opportunities. Specifically, our key focus areas for the upcoming year include:

o     Build  and  Strengthen   Awareness  of  Expanded  Product   Portfolio  and
      Capabilities within Target Markets

With the recent release of the TOE, Encryption and iSCSI products, we will present our customers with an enhanced line of board-level I/O choices. We have launched an aggressive sales and marketing campaign to develop and enhance awareness of our portfolio of products and capabilities to target audiences. Our marketing initiatives include print/online advertising, direct marketing, joint partner marketing, public relations, industry tradeshow presence, and web marketing.

o     Broaden Market and Customer Diversification

 With the expansion of our products, we intend to further penetrate existing territories and capture opportunities in new markets and applications. In addition, we evaluate and reinforce our distribution channels to broaden coverage both domestically and internationally and allow for a wider set of application and market targets.

o     Continue to Invest in New Products and Technologies

Continued investment in new products and technologies is critical in driving the long-term growth and success of the business. Areas of technological focus over the next year include:

      o Voice over IP ("VoIP") PTMC Solution. Recognizing the opportunities in the VoIP marketplace, we are engaged in the conceptual research and planning for a VoIP media gateway solution. In the coming year, we plan to aggressively execute on our VoIP strategy which leverages compatibility with current product offerings.

      o Expansion of HighWire Line of Intelligent Communications Controllers. We are in the process of completing development on the next generation HighWire CompactPCI controller with Intelligent Platform Management Interface ("IPMI") to the backplane, Ethernet switch, and dual PTMC support. As with our currently available platforms, SBE's future processors will be designed to provide embedded Linux with the intent to offer complete interoperability with a broad selection of WAN, LAN, and Storage PMCs.

      o ATCA Mezzanine Card ("AMC"). ATCA is a new platform that is gaining significant momentum in the marketplace. It is touted to offer OEMs in the telecommunications space many benefits, including new levels of scalability and performance. Our wide range of PMC/PTMC-based WAN and LAN I/O boards are available for integration into today's ATCA deployments. When the AMC specification has been ratified, it will be a natural progression for us to evolve our PMC and PTMC modules to AMC.

PRODUCTS

We design and provide network interface cards and communication controllers serving the embedded markets. With the exception of the TOE products, our network interface adapters are open standards interface adapter cards that generally do not have a microprocessor onboard ("state machine products"). They are designed to provide developers of networking and data communications equipment a simple and cost effective way to integrate WAN, LAN, SCSI, iSCSI, and/or Fibre Channel interfaces into their systems. All of our products are supported by communications software developed by SBE and a select group of third party partners.

Although SBE continues to sell and manufacture products such as Multibus, VMEbus, and ISA, we emphasize six principal lines of products: WAN adapters, LAN/Ethernet adapters, storage network interface cards ("NICs"), intelligent communications controllers, iSCSI software and custom and specialty I/O and CPU processing protocol offload products such as TOE and Encryption cards.

WIDE AREA NETWORKING ADAPTERS

A wide area network is a computer network that spans a relatively large geographical area. Computers connected to a WAN are often connected through dedicated networks, such as the telephone system, leased lines or satellites. Our series of WAN adapter products is designed to address the need for WAN interfaces in data communication products such as those used in internet and other communications routers, security firewalls, virtual private network ("VPN") servers and VoIP gateways. We provide a broad range of interfaces, including synchronous serial, T1/E1, High Speed Serial Interface ("HSSI") and T3 in PCI, PMC, and PTMC industry standard form factors.

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

STORAGE NETWORK INTERFACE CARDS

Our storage NICs are comprised of SCSI and Fibre Channel products. SCSI is a parallel interface standard used by personal computers and many UNIX systems for attaching peripheral devices, such as printers and disk drives, to computers.
SCSI interfaces are designed to allow for faster transmission rates than standard serial ports, which transfer data one bit at a time, and parallel ports, which simultaneously transfer data more than one bit at a time. Our series of SCSI host bus adapters are specifically designed for the enterprise Sun UNIX market. With transfer rates ranging from 40 Megabyte ("MB")/sec to 320 MB/sec, our SCSI adapters have been utilized in data centers and enterprise environments within the financial, government, manufacturing, and healthcare sectors. These SCSI boards are also utilized in UNIX-based SCSI tape backup systems.

Fibre Channel is a serial data transfer architecture developed by a consortium of computer and mass storage device manufacturers and is now being standardized by the American National Standards Institute ("ANSI"). Our Fibre Channel host bus adapters are available in single or dual port, 1-Gigabit or 2-Gigabit versions with copper and/or optical Gigabit transceivers.

iSCSI STORAGE MANAGEMENT SOLUTIONS

iSCSI is an Internet Protocol based storage networking standard for linking data storage facilities which was developed by the Internet Engineering Task Force
(IETF). By carrying SCSI commands over IP networks, iSCSI is used to facilitate data transfers over LAN intranets and to manage storage over long distances (internet). The iSCSI protocol is among the key technologies expected to help further the rapid development of the SAN market space by dramatically increasing the capabilities and performance of storage data transmission at a fraction of the cost of current SANs. Because of the ubiquity of IP networks, iSCSI can be used to transmit data over LANs, WANs, or the Internet and can enable location independent data storage and retrieval.

Our iSCSI storage management solution bundles SBE's dual port Gigabit Ethernet TOE board with PyX Technologies' enterprise level, high availability, uniform iSCSI software protocol. Fully compliant with IETF iSCSI standards, this iSCSI product delivers multi-path migration and ERL2 functionality. The SBE/PyX solution uses active/active trunking providing seamless connectivity migration which supports uninterrupted data flow and aggregation of bandwidth. This means that requests from a failed communication path can be automatically re-assigned to active communication paths, allowing iSCSI data to continue to flow uninterrupted. As a result, the solution ensures that there is no single point of failure on the storage transport layer between any two iSCSI nodes while simultaneously offloading the network protocol processing from the CPU.

CPU OFFLOAD ENGINES

      o   TCP/IP OFFLOAD ENGINE

      Today's modern networks incorporate packet communications for a wide variety of applications linking WANs, LANs, and SANs. TCP/IP is the common thread throughout and the de-facto packet standard that was developed for the internet. Ironically, TCP/IP has also become the major bottleneck in high speed networks.

      A TOE is a highly specialized TCP/IP protocol accelerator. Typically, in the form of a NIC, it is designed to reduce the amount of host CPU cycles required for TCP/IP processing and maximize Ethernet throughput. This is accomplished by offloading TCP/IP protocol processing from the host processor to the hardware on the TOE.

      Our dual port Gigabit Ethernet controller with full TCP/IP offload capabilities for maximizing the performance of demanding TCP-based applications is designed to reduce the amount of CPU cycles required for TCP/IP processing while optimizing the Ethernet throughput. Our TOE solution processes TCP/IP at network speeds, provides full segmentation and reassembly, terminates multiple simultaneous sessions, and minimizes transaction latency - all without host intervention.

      o   SECURITY OFFLOAD ENGINE

      The rapid changes of the information age have put increasing security demands on enterprise networks, such as VPNs, portals and corporate web sites over the last few years. With the expansion of network boundaries come the inevitable need for effective solutions to secure these enterprise connections. In September 2004, we introduced the first in a growing series of security offload solutions for integration into
      Linux-based  systems.  Based on  Cavium  Networks'  Nitrox  Lite,  our new
      encryption board is designed to accelerate SSL, WLAN and IPsec cryptographic operations and significantly improve security, performance, and availability of Linux and other embedded applications.

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

We offer embedded Linux operating system software that enables several HighWire products to be combined with any of our WAN and LAN PMC products or other third party PMC form factor products to provide core computing and connectivity solutions to the communications, military/government, medical and industrial control markets. Utilizing our HighWire products in conjunction with other available PMC modules, such as A-to-D converters or video capture PMC modules, opens up new opportunities to market the products for factory/process control or video surveillance applications.

VMEBUS

Our line of legacy VMEbus products continues to be sold to government, military and industrial customers. Our VME products are intelligent communications controllers used to provide connectivity between a system such as a mini-computer or bridge/router and a local or wide area network. Our VMEbus communications products target four major protocol communications technologies:
Fiber Distributed Data Interface ("FDDI"), Token Ring, Ethernet and high-speed serial communications.

The following table shows sales by major product type as a percentage of net sales for fiscal 2004, 2003 and 2002:

                                      Year Ended October 31,
                              2004              2003               2002
                         ------------------------------------------------
                                      (percentage of net sales)

         VME                    43%                53%              56%
         WAN Adapter            34                 30               31
         LAN Adapter             8                  5                0
         Storage NIC             4                  2                0
         HighWire               11                 10               13
                         ------------------------------------------------
                               100%               100%             100%
                         ================================================

DISTRIBUTION, SALES, AND MARKETING

We market our WAN, LAN, storage, intelligent communication controller, specialty I/O and protocol processing offload products to OEMs, distributors and systems integrators. We sell our products both domestically and internationally, using a direct sales force as well as independent manufacturers' representatives, resellers, and distributors. We believe that our direct sales force is well suited to communicate and promote our products and how they differentiate from those of our competitors. Since our products represent a complex and technical sale, our sales force is supported by application engineers who provide customers with pre-sale technical assistance.

Our internal sales and marketing organization supports our channel marketing partners by providing sales collateral, such as product data sheets, presentations, and other sales/marketing resource tools. Our sales staff solicits prospective customers, provides technical advice with respect to our products, and works closely with marketing partners to train and educate their staffs on how to sell, install, and support our product lines.

We have focused our sales and marketing efforts in North America, Europe and Asia. All of our international sales are negotiated in U.S. dollars. International sales constituted 12%, 12% and 13% of net sales in fiscal 2004, 2003 and 2002, respectively. International sales are executed in U.S. dollars and are principally transacted in Europe.

Our direct sales force is based in three locations in the United States and we conduct our marketing activities from our principal office in San Ramon, California.

RESEARCH AND DEVELOPMENT

We believe that continued research and development in current and emerging technologies is critical to maintaining our competitive position in the embedded and enterprise markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, and feedback from our customers and strategic partners. We actively support and contribute to standards development organizations and trade groups, which define and promote existing and emerging technologies for both the embedded and enterprise arenas. We belong to several influential industry associations, including VME International Trade Association ("VITA") and PCI Industrial Computers Manufacturers Group ("PICMG").

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

During fiscal 2004, we continued to focus on further expansion of our line of standards-based WAN adapters, upgrading/enhancing software drivers, developing new products based on emerging technologies, such as TCP/IP Offload, Encryption, and iSCSI. These hardware and software design efforts have enabled us to more effectively target existing and emerging markets in areas such as VoIP, VPN, security routers, telecommunications, military/government, medical and industrial control

During fiscal 2004, 2003 and 2002, we incurred $2.4 million, $1.3 million and $3.0 million, respectively, in product research and development expenses.

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

MANUFACTURING

We do not engage in any manufacturing activities. Instead, we utilize third party manufacturers to build our products. We currently have non-exclusive manufacturing agreements with ProWorks, Inc. and Sonic Manufacturing Technology. We believe that ProWorks and Sonic are equipped to provide more cost-efficient and timely product delivery than could otherwise be obtained if we manufactured our product internally. The use of external manufacturing partners allows us to better respond to fluctuations in customer demand.

COMPETITION

The market for networking and communications interface products is highly competitive. Many of our competitors have greater financial resources and are well established in the space. Competition within the communications market is fragmented principally by application segment. Our HighWire products compete with offerings from Radisys Corp, Performance Technologies, Interphase Corp, Artesyn Technologies, and Adax, along with various other platform and controller product providers. Our VMEbus, WAN adapter and LAN adapter products compete primarily with products from Performance Technologies, Motorola, Interphase Corp., Themis Computers, SBS Technologies and various other companies on a product-by-product basis. Our SCSI products compete with LSI Logic, Adaptec, Qlogic and Sun Microsystems. Our Fibre Channel products compete with products from QLogic Corp and Emulex Corp. Our TOE products compete with QLogic and

Adaptec. Our encryption solutions compete with Extreme Engineering, Layer N Networks, and InterfaceMasters. To compete and differentiate ourselves in our markets, we emphasize the functionality, engineering support, quality and price of our product in relation to our competitors, as well as our ability to customize the product to meet the customer's specific application needs.

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

INTELLECTUAL PROPERTY

We believe that our ability to innovate in product engineering, sales, marketing, support, and customer relations, and then to protect this proprietary technology and knowledge impacts our future success. We rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect our proprietary rights in our products. We currently hold four patents. We typically enter into confidentiality agreements with our employees, strategic partners, channel partners and suppliers, and enforce strict limitations and the access to our proprietary information.

BACKLOG

On October 31, 2004, we had a sales backlog of product orders of approximately $2.5 million, including $1.0 million in orders from HP, compared to a sales backlog of product orders of approximately $4.1 million, including $2.0 million in orders from HP, one year ago. Because customer purchase orders are subject to changes in customer delivery schedules, cancellation, or price changes, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period. We do not anticipate any problems in filling our current backlog.

EMPLOYEES

On December 31, 2004, we had 36 employees. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

In fiscal 2004, most of our sales were derived from a limited number of OEM customers. In fiscal 2004, 2003 and 2002, sales of VME products to The Hewlett-Packard Company (previously Compaq Computer) ("HP") accounted for 45%, 45% and 30%, respectively, of our net sales. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP that is no longer in effect. We will ship the remaining $1.0 million of the last order for VME products to HP in the first fiscal quarter of fiscal 2005. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP.

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

THE COMMUNICATIONS AND STORAGE PRODUCTS MARKET IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE OUR REVENUES AND MARGINS.

We compete directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications and storage solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications and storage products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services, iSCSI, SCSI, TOE and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

WE HAVE INCURRED OPERATING LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE FUTURE.

The consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Although we had a net loss of $1.7 million for fiscal 2004, we did have net income of $563,000 for fiscal 2003 and had eight consecutive profitable quarters prior to the loss in our fourth quarter of fiscal 2004. We generated negative cash flows from operations of $140,000, $84,000 and $2.7 million for fiscal 2004, 2003 and 2002, respectively We believe our existing cash plus additional cash from our line of credit and continuing operations will provide sufficient cash flows to fund our operations through October 31, 2005. However, these our cash flows from future operations is dependent on projected sales are to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. In addition, we must successfully sell and distribute for our new TOE and iSCSI products. If the projected sales do not materialize, we will need to reduce expenses further and potentially raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of Common Stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

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

Due to the adverse economic conditions in the telecommunications industry, our OEM telecommunications customers may hold excess inventory of our products. A result of the economic downturn and slowness in recovery of the telecommunications market is that certain of our customers have cancelled or delayed many of their new design projects and new product rollouts that included our products. Due to the current economic uncertainty, our customers now typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult.

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

IF WE ARE UNABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR INDUSTRY, OUR BUSINESS WOULD SUFFER.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as VoIP"), 3G Wireless ("Third Generation Wireless Services") SATA ("Serial ATA"), SAS (Serial Attached SCSI") iSCSI , Gigabit Ethernet, 10 Gigabit Ethernet and TOE. There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

We have focused a significant portion of our research and development, marketing and sales efforts on HighWire, WAN and LAN adapters, Encryption, iSCSI and TOE products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies and market acceptance of our products. If the TOE, iSCSI, HighWire and adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

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

The chipsets used in most of our products are currently available only from Motorola or in the case of the TOE products from LeWiz Communications, Inc.. In addition, certain other components are currently available only from single suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows.

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL OR USE OUR EXISTING CREDIT LINE WITH A BANK.

The engineering development and marketing of our products is capital-intensive. While we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next twelve months, we cannot assure that this will be the case. Declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing or force us to draw down on our existing line of credit with a Bank in fiscal 2005. Due to the net loss in our fourth quarter of fiscal 2004, we are not in compliance with our Bank line of credit debt covenants and may not be able to use that credit line unless the Bank agrees to waive the covenant violation. In addition, should we experience a significant growth in customer orders, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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


               RISKS ASSOCIATED WITH OWNERSHIP OF OUR COMMON STOCK

OUR COMMON STOCK IS AT RISK FOR DELISTING FROM THE NASDAQ SMALLCAP MARKET. IF IT IS DELISTED, OUR STOCK PRICE AND YOUR LIQUIDITY MAY BE IMPACTED.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. Our stockholders' equity as of October 31, 2004 was $4.3 million. The closing bid price for our common stock has been below $1.00 for short periods of time in the past. If the closing bid price of our common stock is below $1.00 for a period of 30 consecutive trading days, our common stock could be subject to delisting from the Nasdaq SmallCap Market.

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

There were no matters submitted to a vote of our stockholders in the fourth quarter of 2004.

IDENTIFICATION OF EXECUTIVE OFFICERS

Our executive officers and their respective ages and positions as of October 31, 2004 are set forth in the following table. Our Board of Directors accepted the retirement of Mr. William Heye, Jr. as President and Chief Executive Officer effective December 31, 2004 and appointed Mr. Dan Grey as his replacement effective January 1, 2005. Mr. Grey will continue to serve as the Senior vice President, Sales and Marketing. Executive officers serve at the discretion of the board of directors. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

Name                       Age        Position
--------------------------------------------------------------------------------

William B. Heye, Jr.       66         President and Chief Executive Officer

David W. Brunton           54         Vice President, Finance, Chief Financial
                                      Officer, Treasurer and Secretary

Dan Grey                   49         Senior Vice President, Sales and Marketing

Carl Munio                 54         Vice President, Engineering

Kirk Anderson              45         Vice President, Operations

Yee-Ling Chin              29         Vice President, Marketing

Mr. Heye joined us in November 1991 as President, Chief Executive Officer and member of the Board of Directors. Mr. Heye will retire from active management effective December 31, 2004. From 1989 to November 1991, he served as Executive Vice President of Ampex Corporation, a manufacturer of high-performance scanning recording systems, and President of Ampex Video Systems Corporation, a wholly-owned subsidiary of Ampex Corporation and a manufacturer of professional video recorders and editing systems for the television industry. From 1986 to 1989, Mr. Heye served as Executive Vice President of Airborn, Inc., a manufacturer of components for the aerospace and military markets. Prior to 1986, Mr. Heye served in various senior management positions at Texas Instruments, Inc. in the United States and overseas, including Vice President and General Manager of Consumer Products and President of Texas Instruments Asia, Ltd., with headquarters in Tokyo, Japan.

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

Mr. Grey has served as Senior Vice President Sales and Marketing since May 2001. For the 18 months prior to SBE, he was the Senior Vice President of Sales for SBS Technologies. From 1999 to 2000, Mr. Grey was Vice President of Sales for

LAN Media Corporation, a company later acquired by SBE. Mr. Grey was the Western Regional Sales Manager from 1996 to 1999 for Performance Technologies, Inc. From 1989 to 1996, Mr. Grey served as the Director of Western Sales for SBE. Mr. Grey will assume the additional positions of President and Chief Executive Officer effective January 1, 2005.

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

Mr. Anderson has served as Vice President, Operations since October 2001. He joined us as Manager of Operations in 1997 and was promoted to Director, Operations in 1999. Prior to joining us Mr. Anderson was the Manager, Marketing Logistics for Wesley Jessen from 1994 to 1997 where he was responsible for logistical planning and manufacturing budgeting and control. Prior to 1994 he held various management positions in operations, finance and marketing for several high-tech companies in Silicon Valley, including Vitalink Communications, a pioneer in internetworking products.

Ms. Chin joined us in July 2003 as Vice President, Marketing. From 1998 to 2003, she served as Director of Marketing Communications for SBS Technologies.


                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol SBEI. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq
SmallCap Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2004, there were approximately 394 holders of record of our common stock.

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

                                    Fiscal quarter ended
                    ---------------------------------------------------------
Fiscal 2004         January 31        April 30         July 31     October 31
-----------------------------------------------------------------------------
    High                $8.49           $7.34          $4.08           $3.19
    Low                  4.76            3.90           2.81            2.68
Fiscal 2003
    High                $1.26           $0.95          $2.99           $6.00
    Low                  0.56            0.64           0.77            2.42

The following table includes information regarding our equity incentive plans as of the end of fiscal 2004.

                      Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to     Weighted-average exercise     future issuance under
                                be issued upon exercise       price of outstanding      equity compensation plans
                                of outstanding options,         options, warrants         (excluding securities
Plan category                     warrants and rights              and rights            reflected in column (a))
-------------                     -------------------              ----------            ------------------------
                                          (a)                          (b)                         (c)
Equity compensation plans
   approved by security
   holders                            1,319,666                       $3.75                     1,091,266
Equity compensation plans
   not approved by security
   holders                              617,453                       $2.53                        26,250
                                     ----------                       -----                    ----------
   Total                              1,937,119                       $3.36                     1,117,516
                                     ----------                       -----                    ----------


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

For years ended October 31,
  and at October 31                        2004            2003           2002           2001            2000
-------------------------------------------------------------------------------------------------------------
(in thousands, except for per share amounts and number of employees)

Net sales                               $11,066        $  7,456        $  6,898        $ 7,726        $ 29,178

Net income (loss)                       $(1,679)       $    563        $ (1,731)       $(9,896)       $  3,970

Net income (loss) per share - basic     $( 0.33)       $   0.13        $  (0.46)       $ (2.92)       $   1.24

Net income (loss) per share - diluted   $  1.04        $  (0.33)       $   0.12        $ (0.46)       $  (2.92)

Product research and development        $ 2,411        $  1,330        $  3,027        $ 5,652        $  5,635
Expenses

Working capital                         $ 3,970        $  3,945        $  2,985        $ 7,595        $ 11,793

Total assets                            $ 6,173        $  6,975        $  5,321        $10,690        $ 17,427

Long-term liabilities                   $   139        $    217        $     10        $ 4,870        $    288

Stockholders' equity                    $ 4,303        $  5,387        $  3,696        $ 4,119        $ 13,829

Number of employees                          36              32              24             47              87

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SBE, Inc. architects and provides network communications and storage solutions to the original equipment manufacturers ("OEM") in the embedded computing and storage markets. Our solutions enable data communications, telecommunications and storage solution companies in addition to enterprise class high-end server clients to rapidly deliver advanced networking and storage products and services. Our products include wide area network ("WAN"), local area network ("LAN"), Internet Small Computer System Interface ("iSCSI") software, SCSI, Fibre Channel, intelligent carrier cards, Encryption and TCP/IP Offload Engine ("TOE") cards. These products perform critical computing, processing offload, Input/Output ("I/O") and storage tasks across both the enterprise server and embedded markets such as high-end enterprise level servers, Linux super computing clusters, workstations, media gateways, routers, internet access devices, home location registers, data messaging applications, network attached storage ("NAS") and remote storage devices and networks. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. Our business falls primarily within one industry segment.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the datacom and telecommunications markets in addition to OEM's and system integrators in the storage and high-end server markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. The Hewlett Packard Company ("HP") is the largest of our customers and represented 45%, 45% and 30% of net sales in fiscal 2004, 2003 and 2002, respectively. We will ship the remaining $1.0 million of the last order for VME products to HP in the first fiscal quarter of fiscal 2005. We do not expect to receive any future purchase orders from HP for our VME products. If any of our major customers reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

During fiscal 2004, we introduced new TOE, iSCSI, Encryption, WAN, and LAN products that are targeted at large growing enterprise markets such as super computing clusters, network storage clusters, VPN, security and other communications devices. Our HighWire products have been focused primarily on the telecommunications market and the communications activities that are driven by the convergence of traditional telephony applications with the Internet with applications like VoIP. While we believe the market for our TOE, iSCSI, Encryption, HighWire, Adapter and Storage NIC's and software product families is large, there can be no assurance that we will be able to succeed in penetrating these markets and diversifying our sales.

Since the fourth quarter of fiscal 2001 we have 24 new design wins, including two in fiscal 2004, and have added a substantial number of new customers to our growing base of customers. A design win is defined as a program with an OEM customer that will generate at least $400,000 in recurring annual net sales typically within 12 to 18 months after the customer accepts and confirms the use of our product in their platform. We believe the combination of new customers and design wins will provide the basis for future sales growth. A variety of risks such as schedule delays, cancellations and changes in customer markets and economic conditions can adversely affect a design win before or after production is reached. With the current economic climate in the communications equipment marketplace, design activity has slowed and reaching production volumes is proving to be elusive for those products that have been designed. In these difficult economic times, poor customer visibility is causing ordering delays. These factors often result in a substantial portion of our net sales being derived from orders placed within the quarter and shipped in the final month of the quarter.

On October 31, 2004, we had a sales backlog of product orders of approximately $2.5 million compared to a sales backlog of product orders of approximately $4.1 million one year ago. Included in these backlogs are orders from HP of $1.0 million and $2.0 million, respectively.

The market environment for our products is extremely competitive and we have limited visibility into customer activity. In spite of this uncertain market, we have been successful in increasing our adapter revenues 53% and revenues from our HighWire products 77% during fiscal 2004. One of our primary sales goals is to diversify our customer base and at the same time provide sources of net sales to fill the gap that will be left after we process our final shipment of VME products to HP in the first quarter of fiscal 2005.

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

Our critical  accounting  policies and  estimates  include the  following:

Revenue Recognition:

Our policy is to recognize revenue for product sales upon shipment of our products to our customers provided that no significant obligation remains and collection of the receivable is considered probable. Shipping terms are generally FOB shipping point.. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods ("COGS") at the time of shipment. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial
Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our products is considered incidental to our products. We, therefore do not recognize software revenue separately from the product sale.

Our agreements with OEMs, such as HP and Nortel Networks Corp, typically incorporate clauses reflecting the following understandings:

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

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when it places its next order with us. We record an allowance for price protection reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. Reserves for the right of return and restocking are established based on the requirements of SFAS 48, Revenue Recognition when Right of Return Exists because we have visibility into our distributor's inventory and have sufficient history to estimate returns.

During the year ended October 31, 2004 and 2003, $873,000, or 8% of sales and $191,000 or 3% of our sales were sold to distributors, respectively.

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

Warranty Reserves:

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

Inventories:

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required. In the fourth quarter of 2004, we reviewed our inventory balances and increased our reserves on specific products by $547,000.

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value.

Acquisitions:

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of income include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. Our acquisition of Antares in fiscal year ended October 31, 2003 resulted in intangible assets of approximately $1.2 million. These assets were fully written off in the current year.

Intangible Assets:

We adopted the Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, we do not amortize goodwill from acquisitions, but continue to amortize other acquisition-related intangibles and costs. All of the intangible assets that we currently own are intellectual property acquired in the Antares acquisition.

For identifiable intangible assets, we amortize the cost over the estimated useful life and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions are unfavorable.

Intellectual property costs consist of the allocation of costs associated with the purchase of current and the design of future products from Antares
Microsystems on August 7, 2003. As required by these rules, we perform an impairment review annually, or earlier if indicators of potential impairment exist. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the intangible asset. Our annual impairment review was completed during the fourth quarter of fiscal 2004, and we determined that there was considerable doubt that the remaining unamortized balance of $713,000 of the intangible asset at October 31, 2004 would be recoverable. The indicators we used to identify those events and circumstances included: revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the Antares products; and technologies and the general market conditions in the market for SUN Microsystems compatible products with which Antares products compete. Our impairment review was based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the Antares products as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying business. We determined that the estimated fair market value of the balance of the intangible asset related to the Antares acquisition was nominal and as a result, we recorded an impairment charge of $713,000, during the fourth fiscal quarter ended October 31, 2004, thus writing off the remaining value of the intellectual property asset.

The non-cash expense related to the amortization and write-down of the intellectual property in fiscal 2004 was $1.1 million and consists of $408,000 of regularly scheduled annual amortization expense plus $713,000 write down related to the impairment valuation analysis. This write-down plus the regularly scheduled amortization is included in our cost of goods sold. The amortization expense for the one quarter that we owned Antares in fiscal 2003 was approximately $102,000.

Deferred Taxes:

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of October 31, 2004. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. Unless modified, we will be required to comply with the provisions of SFAS No. 123R as of the first interim period that begins after June 15, 2005 (August 1, 2005 for us). We currently do not record compensation expense related to our stock-based employee compensation plans in our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the fiscal years ended October 31, 2004, 2003 and 2002. These operating results are not necessarily indicative of our operating results for any future period.

                                                    YEAR ENDED OCTOBER 31,
                                              ---------------------------------
                                               2004          2003         2002
                                              -----         -----        ------
  Net sales                                    100%          100%          100%
  Cost of sales                                 60            37            46
                                              -----         -----        ------
     Gross profit                               40            63            54
  Operating expenses:
     Product research and development           22            18            44
     Sales and marketing                        19            20            31
     General and administrative                 16            23            34
     Loan reserve (benefit)                     (2)           (3)            7
     Restructuring costs (benefit)              --            (2)            6
                                              -----         -----        ------
      Total operating expenses                  55            56          (122)
                                              -----         -----        ------
  Operating income (loss)                      (15)            7           (68)
  Forfeited deposit, net                        --            --            39
  Interest  and other income                    --            --             2
                                              -----        ------        ------
  Income (loss) before income taxes            (15)            7           (27)
  Income tax benefit                            --            --             2
                                              -----        ------        ------
  Net income (loss)                            (15)%           7%          (25)%
                                              =====        ======        ======


NET SALES

Net sales for fiscal 2003 were $11.1 million, a 48% increase from $7.5 million for fiscal 2003. Net sales for fiscal 2003 were $7.5 million, an 8% decrease from $6.9 million in fiscal 2002. The increase in fiscal 2004 as compared to fiscal 2003 was primarily attributable to an increase in sales to numerous customers including our largest, HP. Net sales to HP were $4.9 million in fiscal 2004 as compared to $3.4 million for fiscal 2003 and $2.1 million in fiscal 2002. Sales to HP, primarily of VMEBus products, represented 45% of net sales for fiscal 2004, compared to 45% during fiscal 2003 and 30% in fiscal 2002. A substantial portion of such sales were attributable to sales of VME products pursuant to a long-term supply agreement with HP that is no longer in effect. We have one remaining order with HP for $1.0 million of VME products that will be shipped in the first quarter of fiscal 2005. At this time, we do not expect to receive any future orders for VME products from HP. Nortel Networks was the only other customer that represented greater than 10% of our sales, accounting for 13% of our sales in fiscal 2004. For fiscal 2003 and 2002, Lockheed Martin was the only other customer representing 10% or more of our sales, accounting for 11% of net sales in fiscal 2002. In fiscal 2004 after one complete year of operations, we derived $1.2 million in sales from products we acquired from Antares compared to $459,000 in Antares product sales from acquisition date, August 7, 2003 through October 31, 2003.

Sales of our adapter products were $4.9 million for fiscal 2004, as compared to $2.6 million in fiscal 2003 and $2.1 million in fiscal 2002. Sales of our HighWire products were $1.3 million in fiscal 2004, as compared to $0.8 million in fiscal 2003 and $1.0 million in fiscal 2002. Our adapter products are used primarily in edge-of-the-network applications such as VPN and other routers, VoIP gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. In the future, we expect our net sales to be generated predominantly by sales of our adapter and encryption products with Linux and Solaris software, followed by our recently released TOE products and storage products, primarily iSCSI. We expect to see a continued steady increase in the sale of our Highwire products due to the recent adoption and release of OEM products that have incorporated our Highwire series of intelligent carrier cards. All of our design wins and new customers are for applications using these product families. In addition, we will continue to sell and support our older VME products, but expect them to become a declining portion of our future net sales.

We anticipate that our net sales for fiscal 2005 will increase when compared with fiscal 2004, as certain of our design wins from the last two year to go into production and that our customers will increase the rate of product rollout such as edge of the network routers, VoIP gateways and WiFi applications. As a result of these design wins moving to production stage, sales of our Adapter products increased 53% and sales of our Highwire products increase 77% in fiscal 2004 as compared to fiscal 2003. One of our major challenges on a long term basis continues to be replacement of the net sales of VME products previously provided to HP. HP (including its predecessors, Tandem Computer and Compaq Computer), has accounted for a substantial portion of our net sales for the past five years. We expect to continue to increase the sales of our Adapter and Highwire products and that these increases as a percentage of total revenue will replace the sales to HP. Even though the market environment for our customers' activities continues to be uncertain we have been successful in extending our reach with new customers. We have been successful in increasing our network of distributors and value-added resellers in the United States and Europe and have rolled out some new products such as high density multi-ported adapter cards, Encryption cards, the TOE product and iSCSI storage software. We have also entered into some new strategic partnerships that will expand the reach of our products to a new base of customers using AdvanceTCA ("ATCA") products. We have continued to add new customers and design wins over the course of fiscal 2004 and we believe the combination of new customers and past design wins beginning to go into production will provide future growth in net sales in the communications, computing and storage marketplaces.

Our sales backlog at October 31, 2004 was $2.5 million, including $1.0 million from HP, compared to $4.1 million, including $2.0 million from HP, at October 31, 2003. While we anticipate an increase in our sales volume in our Adapter and Highwire products over the course of fiscal 2005 as certain of our design wins from the last two year to go into production and our customers gradually return to new product design and product rollout, there can be no assurances that such increase will occur. Our customers typically operate on a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

International sales constituted 12%, 12% and 13% of net sales in fiscal 2004, 2003 and 2002, respectively. International sales are executed in U.S. dollars and are principally transacted in Europe.

GROSS PROFIT

Gross profit as a percentage of net sales was 40%, 63% and 54% in fiscal 2004, 2003 and 2002, respectively. Gross profit as a percentage of sales increased in fiscal 2003 primarily as a result of sales of $409,000 of inventory to HP that had been fully written down in fiscal 2002 when HP placed its final order for end-of-life VME products under its then-existing contract. Our gross profit would have been 58% after excluding the effect of the HP inventory write-down. The decrease in our gross profit margin in fiscal 2004 is due primarily to lower than expected gross margins from the Antares product, the addition of $547,000 expense related to the valuation adjustment for slow moving and obsolete inventory and the inclusion of $408,000 of amortization and $713,000 of impairment charges relating to the August 2003 intellectual property purchased with Antares. We expect our gross profit to range between 50% and 53% for fiscal 2005 based on our current product sales prices and cost to manufacture those products. However, if market and economic conditions, particularly in the telecommunications sector, deteriorate or fail to recover as expected, gross profit as a percentage of net sales may decline from the current level.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses were $2.4 million in fiscal 2004, $1.3 million in fiscal 2003, and $3.0 million in fiscal 2002, representing 22%, 18% and 44% of net sales, respectively. The increase in fiscal 2004 as compared to fiscal 2003 is primarily the result of three factors:

      o the inclusion of three personnel hired in conjunction with the Antares acquisition;

      o the addition of five additional design engineers hired during the year;

      o     a 160% increase in expenditures for new product development.

The decrease in research and development expense as a percentage of revenue from fiscal 2002 to fiscal 2003 was the direct result of headcount reductions of fifteen full-time equivalent personnel combined with other project-related cost containment measures During fiscal 2004, we began the development of the next generation of our Highwire products, designed and released several new WAN and LAN products including three new encryption products, continued development and released our new TOE product and integrated our TOE product with a partners enterprise based iSCSI software. We also continued to port our products to new versions of Linux and Solaris software expanding their market reach. These hardware and software design efforts have enabled us to more effectively target enterprise markets such as Internet based storage, TCP offload, VoIP, VPN and security routers, as well as expand market coverage within the telecommunications, military/government, medical and industrial control markets.

We expect overall spending for our product research and development to range between 15% and 18% of net sales in fiscal 2005 as we remain committed to the development and enhancement of new and existing products. We did not capitalize any internal software development costs in fiscal 2004, 2003 or 2002.

SALES AND MARKETING

Sales and marketing expenses for fiscal 2004 were $2.2 million, a 47% increase over fiscal 2003. This increase is primarily related to higher headcount in the sales and marketing departments for the majority of the year increasing by three people plus an increases in travel and product marketing activities. We increased our marketing expenditures by 142% in fiscal 2004 as we attended more industry trade shows and increased our advertising in industry relevant magazines. Fiscal 2003 expense was $1.5 million, a 31% decrease over fiscal 2002. The decrease in fiscal 2003 as compared to 2002 is the direct result of headcount reductions in our sales and marketing departments combined with a reduction in our overall marketing programs. Sales and marketing programs are focused on design wins with new customers and, therefore, as new customer sales increase, sales and marketing expenses will increase. New customers' product design sales cycles may span over periods as long as twenty-four months. We expect our sales and marketing expenses to range between 15% and 17% of net sales in fiscal 2005 as we continue our product marketing efforts, especially for the TOE and iSCSI products, and attend an increasing number of industry specific trade shows.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for fiscal 2004 remained constant at $1.8 million as compared to fiscal 2003. Fiscal 2004 includes $259,000 in compensation expense related to the severance package provide to the company's retiring president and chief executive officer. Fiscal 2003 expenses decreased to $1.8 million from $2.4 million in fiscal 2002 or, 26%. The decrease was due to headcount from eight to five individuals and expense containment measures, primarily rent and depreciation, put into place in the fourth quarter of fiscal 2002, with the cost savings fully realized in fiscal 2003 and 2004. We expect general and administrative expense for fiscal 2005 to increase from fiscal 2004 levels partly due to the increase in insurance and expenses related to compliance with the Sarbanes-Oxley Act. General and administrative expenses are expected to range between 12% and 15% of sales for fiscal 2005.

LOAN RESERVE (BENEFIT)

On November 6, 1998, we made a loan to our retiring President and CEO which was used by him to exercise an option to purchase 139,400 shares of our common stock and related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum and was due on December 14, 2003.

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

RESTRUCTURING COSTS(BENEFIT)

In response to the economic slowdown, we implemented restructuring plans in fiscal 2002 and recorded restructuring charges of $446,000. Restructuring costs for fiscal 2002 were comprised of severance costs associated with staff reductions totaling $115,000, leasehold improvements and equipment write-downs related to the abandonment of our Madison, Wisconsin office of $185,000 and estimated losses related to future rents, net of estimated future recoveries from potential sublease, of $146,000. We reduced our headcount from 47 employees to 24 employees during fiscal 2002.

In the third quarter of fiscal 2003, we recognized a restructuring benefit of $154,000 after the final settlement of costs associated with prior real estate and equipment leases.

As of October 31, 2004 and 2003, $21,000 and $58,000 of the restructuring costs were included in other current liabilities, respectively.

INTEREST AND OTHER INCOME

Interest and other income in fiscal 2004 decreased slightly from 2003 due to lower average cash balances in fiscal 2004 coupled with lower average interest rates. Fiscal 2003 income decreased slightly from fiscal 2002 due to lower average cash balances in fiscal 2003 coupled with lower average interest rates. A refundable deposit associated with a multi-year supply agreement with HP of $4.9 million was received in April 2001. This deposit was refundable as we delivered certain quantities of products to HP over a four year period ending in 2005. The supply contact was restructured in fiscal 2002 to include a final purchase order for $1.6 million of our products to be shipped to HP in the first two quarters of fiscal 2003 and the forfeiture by HP of $4.4 million of the $4.9 million refundable deposit. Under the agreement, we are required to retain for future production or repair all VCOM finished goods and spare parts inventory through October 31, 2005 unless notified otherwise by HP. Concurrent with the forfeiture of the $4.4 million refundable deposit, we recorded a reserve of $1.7 million related to the potentially obsolete inventory we held at October 31,

2002. The $2.7 million of forfeiture of the refundable deposit net of inventory reserve is presented under "Forfeited deposit, net" on the fiscal 2002 Consolidated Statements of Operations.

INCOME TAXES

On March 9, 2002, the Job Creation and Workers Assistance Act of 2002 extended the net operating loss carryback from two to five years for losses generated in tax years ending in 2001 and 2002. As a result, we recorded a benefit for income taxes of $22,000 in the second quarter of fiscal 2003 and a tax benefit of $91,000 in fiscal 2002 due to refunds of federal income taxes related to this Act. The net benefit recorded for the 2003 and 2002 periods were $17,000 and $177,000, respectively. In fiscal 2002 we also filed amended federal and state tax returns to claim $86,000 in research and development credits related to LAN Media Corporation ("LMC"), a company we acquired in July 2000. Our effective tax rate was 0%, 0% and (8)% in fiscal 2004, 2003 and 2002, respectively. We recorded valuation allowances in fiscal 2004 and 2003 for deferred tax assets due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $1.7 million in fiscal 2004 compared to net income of $563,000 in fiscal 2003 and a net loss of $1.7 million in fiscal 2002.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of October 31, 2004:

                                Payments due by period (Dollars in thousands)
                             ---------------------------------------------------
                                       Less than     1-3        3-5    More than
 Contractual Obligations      Total      1 year     Years      Years    5 Years
                             -------    -------    -------    -------   -------
Building leases              $ 1,649    $   963    $   686    $    --   $    --
Reimbursements from lease
  assignment                    (902)      (637)      (265)        --        --
                             -------    -------    -------    -------   -------
Total net lease payments     $   747    $   326    $   421    $    --   $    --
                             =======    =======    =======    =======   =======

In connection with the acquisition of Antares, we committed to issue 98,945 shares of our Common Stock in 10,000 and 20,000 share increments beginning January 2004 and ending March 2005 to a selling shareholder of Antares. During fiscal 2004, we issued 30,000 shares of our Common Stock of a committed 98,945 to an employee who was one of the owners of Antares Microsystems, Inc. pursuant to the original purchase agreement. We will issue the remaining 68,945 during fiscal 2005. The value of the Common Stock issued in fiscal 2004 under this commitment was $85,600.

In connection with the retirement of Mr. William Heye, Jr. as the company's President and Chief Executive Officer, the Company will pay Mr. Heye $250,000 at the rate of $20,833 each month for the period January 1, 2005 through December

31, 2005. The commitment to pay $250,000 has been accrued as of October 31, 2004 and is included in General and Administrative expense and Accrued Payroll and Employee Benefits liability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases noted above. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

      -     actual versus anticipated sales of our products;

      - our actual versus anticipated operating expenses and results of ongoing cost control actions;

      - the timing of product shipments, which occur primarily during the last month of each quarter;

      -     our actual versus anticipated gross profit margin;

      -     our ability to raise additional capital, if necessary; and

      -     our ability to secure credit facilities, if necessary.

We had cash and cash equivalents of $1.8 million and $1.4 million on October 31, 2004 and October 31, 2003, respectively. In fiscal 2004, $140,000 of cash was used by operating activities, primarily as a result of net losses, the reversal of a valuation allowance on a loan from an officer and an increase in inventory. The cash receipt from the repayment of the loan is included in the financing activities section of the cash flow statement. Cash was provided by the inclusion of $1.1 million of amortization expense and the write-down of the intellectual property plus $420,000 of amortization and depreciation expense related to property and equipment and capitalized software included in the $1.7 million net loss. Cash flow was also provided by a $150,000 decrease in our accounts receivable. Working capital (current assets less current liabilities) at October 31, 2004 was $3.9 million, as compared to $4.0 million at October 31, 2003.

In fiscal 2004, we purchased $87,000 of fixed assets, consisting primarily of computers and engineering equipment. Purchased software costs amounting to $136,000 were capitalized in fiscal 2004. We expect to slightly increase our levels of capital expenditures in fiscal 2005 in order to purchase test and design equipment upgrades.

We received $18,000 in fiscal 2004 from payments related to common stock purchases made by employees pursuant to the employee stock purchase plan and $233,000 from proceeds related the exercise of employee stock options, for a total of $251,000.

On December 19, 2003 we received cash proceeds of $116,000 from Puglisi & Co. for the purchase of 70,000 shares of our Common Stock pursuant to a warrant they received in conjunction with a private placement of common stock transaction that was completed in fiscal 2003.

During the fourth quarter of fiscal 2003, our retiring president and CEO sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of an outstanding $743,800 loan we made to the officer. In November 2003 the loan was repaid in full when we received an additional loan payment of $381,000 from proceeds from the sale of stock.

On May 13, 2004, we renewed our working capital line of credit for twelve months until May 14, 2005. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate of 4.75%, at October 31, 2004, plus 1.50%. Draw-downs on the credit line are based on a formula equal to 80% of our domestic accounts receivable. As of October 31, 2004, due to the net loss for our fourth fiscal quarter of 2004, we are not in compliance with all the covenants of our credit line. The Bank agreed to waive the non-compliance with this covenant. We have not drawn down on this line of credit and have no amounts payable at October 31, 2004.

We believe the projected revenue during fiscal 2005 will generate sufficient cash flows to fund our operations through October 31, 2005 and beyond. Our projected future quarterly operational cash flow breakeven point is expected to be $2.7 million to $2.8 million in net sales at an expected 50% to 53% gross margin. Our current year's sales to HP of $4.9 million at a gross margin of 73% are expected to significantly decline. Our projected sales are based on a combination of increasing demand for existing products and market acceptance of recently released products to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at October 31, 2004 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income (loss) related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

         (a)   Evaluation of Disclosure Controls and Procedures

         An evaluation as of October 31, 2004 was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         (b)   Changes in Internal Controls over Financial Reporting

             The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended October 31, 2004, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors; Audit Committee Financial Expert; Section 16(a) Beneficial Ownership Reporting Compliance; Code of Ethics

The information required by Item 10 concerning our executive officers is set forth in the section entitled "Identification of Executive Officers" appearing in Part I of this annual report. The information required by Item 10 concerning our directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for March 22, 2005 (the "2005 Proxy Statement"). The information required by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" appearing in the 2005 Proxy Statement. The information required by Item 10 concerning the disclosure of the existence of an audit committee financial expert sitting on the Audit Committee is incorporated by reference from the information in the section entitled "Audit Committee Financial Expert" appearing in the 2005 Proxy Statement. The information required by Item 10 concerning the adoption of a code of ethics is incorporated by reference from the information in the section entitled "Code of Ethics" appearing in the 2005 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is found under the heading "Equity Compensation Plan Information" in Item 5 of this report and otherwise is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2005 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information in the sections entitled "Certain Transactions" and "Executive Compensation" appearing in the 2005 Proxy Statement.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)(1)   Financial Statements
                                                                           Page
                                                                           -----

         Report of Independent Registered Public Accounting Firm             44

         Report of Independent Registered Public Accounting Firm             45

         Consolidated Balance Sheets at October 31, 2004 and 2003            46

         Consolidated Statements of Operations for fiscal years 2004, 2003
                  and 2002                                                   47

         Consolidated Statements of Stockholders' Equity for fiscal
                  years 2004, 2003 and 2002                                  48

         Consolidated Statements of Cash Flows for fiscal years 2004, 2003
                  and 2002                                                   49

         Notes to Consolidated Financial Statements                          50

(a)(2)   Financial Statement Schedule

         Schedule II -- Valuation and Qualifying Accounts                    70

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

        10.13(9)        Form of warrant  issued to  associates  of Puglisi & Co.
                        ($1.75 and $2.00 exercise price)

            23.1        Consent of BDO Seidman LLP, Independent
                        Registered Public Accounting Firm
            23.2 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
            31.1        Certification of Chief Executive Officer
            31.2        Certification of Chief Financial Officer

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

(b)      REPORTS ON FORM 8-K

On August 25, 2004, we filed a Form 8-K to report our earnings for the three and nine months ended July 31, 2004.

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


                                             SBE, Inc.


Date:  January 14, 2005                      By:  /s/ William B. Heye, Jr.
                                                  --------------------------
                                                  William B. Heye, Jr.
                                                  Chief Executive Officer and
                                                  President
                                                  (Principal Executive Officer)


Date:  January 14, 2005                      By:  /s/ David W. Brunton
                                                  --------------------------
                                                  David W. Brunton
                                                  Chief Financial Officer,
                                                  Vice President, Finance
                                                  and Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)


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

         Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, as of January 14, 2005.

      Signature                                      Title
      ---------                                      -----

/s/ William B. Heye, Jr.              Chief Executive Officer and President
------------------------              (Principal Executive Officer)
William B. Heye Jr.


/s/ David W. Brunton                  Chief Financial Officer, Vice President,
------------------------              Finance and Secretary (Principal Financial
David W. Brunton                      and Accounting Officer)


/s/ Ronald J. Ritchie                 Director, Chairman of the Board
------------------------
Ronald J. Ritchie


/s/ John Reardon                      Director
------------------------
John Reardon


/s/ Marion M. Stuckey                 Director
------------------------
Marion M. Stuckey

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
SBE, Inc.
San Ramon, California

We have audited the accompanying consolidated balance sheets of SBE, Inc. as of October 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBE, Inc. as of October 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information relating to the years ended October 31, 2004 and 2003 as set forth therein.

/s/  BDO Seidman, LLP

December 10, 2004 San Francisco,  California

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of SBE, Inc.:

In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended October 31, 2002 (appearing on pages 47 through 49 of the SBE, Inc. Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of SBE, Inc. and its subsidiaries for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 38 presents fairly, in all material respects, the information relating to the year ended October 31, 2002 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP

San Francisco, California
January 13, 2003

SBE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

October 31                                                               2004             2003
------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                        $     1,849     $     1,378
    Trade accounts receivable, net of allowance for
       doubtful accounts of $42 and $90                                    1,668           1,818
    Inventories                                                            1,926           1,880
    Other                                                                    227             240
                                                                     -----------     -----------
             Total current assets                                          5,670           5,316

Property and equipment, net                                                  427             389
Capitalized software costs, net                                               48             120
Intellectual property, net                                                    --           1,122
Other                                                                         28              28
                                                                     -----------     -----------

             Total assets                                            $     6,173     $     6,975
                                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                           $       856     $       696
    Accrued payroll and employee benefits                                    391             184
    Capital lease obligations - current portion                               25              --
    Other                                                                    459             491
                                                                     -----------     -----------
             Total current liabilities                                     1,701           1,371

Capital lease obligations and long term liabilities,
  net of current portion                                                     139             217
                                                                     -----------     -----------

             Total liabilities                                             1,870           1,588
                                                                     -----------     -----------

Commitments  (Notes 7 and 8)

Stockholders' equity:
    Convertible preferred stock:
         ($0.001 par value) authorized  2,000,000 shares; none
         outstanding                                                          --              --
    Common stock and additional paid-in capital
         ($0.001 par value); authorized 25,000,000 and 10,000,000
         shares; issued and outstanding 5,094,118 and 4,808,650           15,755          15,302
    Note receivable from stockholder                                          --            (142)
    Accumulated  deficit                                                 (11,452)         (9,773)
                                                                     -----------     -----------

             Total stockholders' equity                                    4,303           5,387
                                                                     -----------     -----------

             Total liabilities and stockholders' equity              $     6,173     $     6,975
                                                                     ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

For the years ended October 31,                  2004             2003             2002
------------------------------------------------------------------------------------------

Net sales                                   $     11,066     $      7,456     $      6,898
Cost of sales                                      6,646            2,749            3,170
                                            ------------     ------------     ------------

     Gross profit                                  4,420            4,707            3,728
                                            ------------     ------------     ------------

Product research and development                   2,411            1,330            3,027
Sales and marketing                                2,177            1,484            2,151
General and administrative                         1,755            1,752            2,364
Shareholder note valuation (benefit)                (239)            (235)             474
Restructuring costs (benefit)                         --             (154)             446
                                            ------------     ------------     ------------

     Total operating expenses                      6,104            4,177            8,462
                                            ------------     ------------     ------------

     Operating income (loss)                      (1,684)             530           (4,734)

Interest income                                        5               26               51
Forfeited deposit, net                                --               --            2,712
Other income (expense)                                --              (10)              63
                                            ------------     ------------     ------------
     Income (loss) before income taxes            (1,679)             546           (1,908)

Income tax benefit                                    --               17              177
                                            ------------     ------------     ------------

Net income (loss)                           $     (1,679)    $        563     $     (1,731)
                                            ============     ============     ============

Basic earnings (loss) per common share      $      (0.33)    $       0.13     $      (0.46)
                                            ============     ============     ============

Diluted earnings (loss) per common share    $      (0.33)    $       0.12     $      (0.46)
                                            ============     ============     ============

Basic - Shares used in per share
     computations                                  5,022            4,259            3,759
                                            ============     ============     ============

Diluted - Shares used in per share
     computations                                  5,022            4,709            3,759
                                            ============     ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

                                                                                                 Notes
                                                                      Common Stock and        Receivable
                                                                 Additional Paid-in Capital      from           Treasury Stock
                                                                    Shares        Amount      Stockholder    Shares       Amount
                                                                  ----------    ----------    ----------    ---------    -------
Balance, October 31, 2001                                          3,521,035    $   13,877    $     (744)      79,500    $  (409)
Stock issued in connection with stock purchase plan                   47,596            31            --           --         --
Stock and warrant issued in connection with private placement        555,556           782            --           --         --
Stock issued to Directors in lieu of cash payments                    13,425            21            --           --         --
Valuation allowance on note receivable from officer                       --            --           474           --         --
Net loss                                                                  --            --            --           --         --
                                                                  ---------------------------------------------------------------
Balance, October 31, 2002                                          4,137,612        14,711          (270)      79,500       (409)
                                                                  ---------------------------------------------------------------
Stock issued in connection with stock purchase plan                   11,012            12            --           --         --
Stock and warrant issued in connection with private placement        500,000           464            --           --         --
Stock issued to Directors in lieu of cash payments                    37,787            43            --           --         --
Stock issued in connection with the acquisition of Antares            90,628           259            --           --         --
Stock issued in connection with warrant exercise                     111,111           222            --           --         --
Retirement of treasury stock                                         (79,500)         (409)           --      (79,500)       409
Reversal of valuation allowance on note receivable from officer           --            --           128           --         --
Net income                                                                --            --            --           --         --
                                                                  ---------------------------------------------------------------
Balance, October 31, 2003                                          4,808,650        15,302          (142)          --         --
                                                                  ---------------------------------------------------------------
Stock issued in connection with stock purchase plan                    9,903            18            --           --         --
Stock issued in connection with Stock Option Plans                   164,136           233            --           --         --
Stock issued in connection with warrant exercise                      81,429           116            --           --         --
Stock issued in connection with the acquisition of Antares            30,000            86            --           --         --
Reversal of valuation allowance on note receivable from officer           --            --          (239)          --         --
Collection of note receivable from officer                               381           381
Net loss                                                                  --            --            --           --         --
                                                                  ---------------------------------------------------------------
Balance, October 31, 2004                                          5,094,118    $   15,755    $       --           --    $    --
                                                                  ===============================================================

                                                                    Retained
                                                                    Earnings
                                                                 (Accumulated
                                                                    deficit)      Total
                                                                  ----------    --------
Balance, October 31, 2001                                         $   (8,605)   $  4,119
Stock issued in connection with stock purchase plan                       --          31
Stock and warrant issued in connection with private placement             --         782
Stock issued to Directors in lieu of cash payments                        --          21
Valuation allowance on note receivable from officer                       --         474
Net loss                                                              (1,731)     (1,731)
                                                                 -----------------------
Balance, October 31, 2002                                            (10,336)      3,696
                                                                 -----------------------
Stock issued in connection with stock purchase plan                       --          12
Stock and warrant issued in connection with private placement             --         464
Stock issued to Directors in lieu of cash payments                        --          43
Stock issued in connection with the acquisition of Antares                --         259
Stock issued in connection with warrant exercise                          --         222
Retirement of treasury stock                                              --          --
Reversal of valuation allowance on note receivable from officer           --         128
Net income                                                               563         563
                                                                 -----------------------
Balance, October 31, 2003                                             (9,773)      5,387
                                                                 -----------------------
Stock issued in connection with stock purchase plan                       --          18
Stock issued in connection with Stock Option Plans                        --         233
Stock issued in connection with warrant exercise                          --         116
Stock issued in connection with the acquisition of Antares                --          86
Reversal of valuation allowance on note receivable from officer           --        (239)
Collection of note receivable from officer
Net loss                                                              (1,679)     (1,679)
                                                                 -----------------------
Balance, October 31, 2004                                         $  (11,452)   $  4,303
                                                                 =======================


  The accompanying notes are an integral part of these consolidated financial statements.

SBE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended October 31                                           2004        2003        2002
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net income (loss)                                               $(1,679)    $   563     $(1,731)
       Adjustments to reconcile net income (loss) to net cash
                provided by (used in) operating activities:
            Depreciation and amortization                                  829         443         730
            Impairment of intellectual property                            713          --          --
            Non-cash restructuring (benefit)                                --        (154)        185
            Stock-based compensation expense                                21
                                                                                        --          43
            Non-cash valuation allowance (recovery) on loan from          (240)       (142)        474
            officer
            Effect of re-measured warrant                                   --          --         (83)
            Loss on sale of assets                                          --          13          19
            Changes in operating assets and liabilities:
                    Trade accounts receivable                              150        (930)       (128)
                    Inventories                                            (46)         30       2,518
                    Other assets                                            13          30         238
                    Trade accounts payable                                 208         (57)
                                                                                                   160
                    Other current liabilities                              (41)       (184)
                                                                                                   (29)
                    Non-current liabilities                                 --          (4)     (4,860)
                                                                       -------     -------     -------

                       Net cash used in operating activities              (140)        (84)     (2,703)
                                                                       -------     -------     -------
Cash flows from investing activities:
            Purchases of property and equipment                            (87)       (172)       (149)
            Cash payments related to purchase of Antares assets
              and related costs                                             --        (868)         --
            Purchased software                                            (136)        (48)       (105)
                                                                       -------     -------     -------

                       Net cash used in investing activities              (223)     (1,088)       (254)
                                                                       -------     -------     -------
Cash flows from financing activities:
            Proceeds from stock plans                                      251          12          31
            Proceeds from issuance of common stock and warrants            202         686         864
            Proceeds from repayment of shareholder note                    382         270          --
                                                                       -------     -------     -------

                       Net cash provided by financing activities           834         968         895
                                                                       -------     -------     -------

                       Net increase (decrease) in cash and cash            471        (204)     (2,062)

Cash and cash equivalents at beginning of year                           1,378       1,582       3,644
                                                                       -------     -------     -------

Cash and cash equivalents at end of year                               $ 1,849     $ 1,378     $ 1,582
                                                                       =======     =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
       Interest                                                        $    --     $    --     $    --
                                                                       =======     =======     =======
       Income taxes                                                    $     1     $     1     $     1
                                                                       =======     =======     =======
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
ACTIVITIES

Assets acquired under capital leases                                   $   164     $    --     $    --
                                                                       =======     =======     =======
Non-cash stock portion of Antares purchase price                       $    --     $   542     $    --
                                                                       =======     =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Basis of Presentation:

SBE, Inc., headquartered in San Ramon, California, architects and provides network communications and storage solutions to the original equipment manufacturers ("OEM") in the embedded computing and storage markets. Our solutions enable both data communications and telecommunications companies in addition to enterprise class high-end server clients to rapidly deliver advanced networking and storage products and services. Our products include wide area network ("WAN"), local area network ("LAN"), Internet Small Computer System Interface ("iSCSI"), SCSI, Fibre Channel, intelligent carrier cards, Encryption and TCP/IP Offload Engine ("TOE") cards. These products perform critical computing, Input/Output ("I/O") and storage tasks across both the enterprise server and embedded markets such as high-end enterprise level servers, Linux super computing clusters, workstations, media gateways, routers, internet access devices, home location registers, data messaging applications network attached storage ("NAS") and remote storage devices. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. Our business falls within one industry segment and product group.

Liquidity

We had a net loss of $1.7 million in fiscal 2004. The net loss includes the following expenses:

      o     $1.1  million  of  amortization   and  impairment   charges  of  the
            intellectual property associated with the acquisition of Antares MicroSystems, Inc. on August 7, 2003;

      o $259,000 accrual for severance pay for the retirement of the Company's president and CEO;

      o $421,000 of depreciation and amortization expense and $547,000 in inventory valuation charges.

We believe our existing cash plus additional cash from our line of credit and continuing operations will provide sufficient cash flows to fund our operations.

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

Cash and Cash Equivalents:

We consider all highly liquid investments readily convertible into cash with an original maturity of three months or less to be cash equivalents. Substantially all of our cash and cash equivalents are held with one large financial institution and may at times be above insured limits.

Inventories:

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage, or subject to lower of cost or market issues. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required. In the fourth quarter of fiscal 2004, we reviewed our inventory balances and increased our reserves on specific products by $547,000.

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value.

Property and Equipment:

Property and equipment are carried at cost. We record depreciation charges on a straight-line basis over the assets' estimated useful lives of three years for computers and related equipment to eight years for manufacturing equipment. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related leases.

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

Intangible Assets:

We adopted the Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, we do not amortize goodwill from acquisitions, but amortize other acquisition-related intangibles and costs. All of the intangible assets that we currently own are intellectual property acquired in the Antares acquisition.

For identifiable intangible assets, we amortize the cost over the estimated useful life and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions are unfavorable.

Intellectual property costs consist of the allocation of costs associated with the purchase of current and the design of future products from Antares
Microsystems on August 7, 2003. As required by these rules, we perform an impairment review annually, or earlier if indicators of potential impairment exist. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the intangible asset. Our annual impairment review was completed during the fourth quarter of fiscal 2004, and we determined that there was considerable doubt that the unamortized balance of $713,000 of the intangible asset at October 31, 2004 would be recoverable. The indicators we used to identify those events and circumstances include revenue and earnings trends relative to predefined milestones and overall business prospects; the technological feasibility of the Antares products and technologies and the general market conditions in the market for SUN Microsystems compatible products with which Antares product compete. Our impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the Antares products as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying business. We determined that the estimated fair market value of the balance of the intangible asset related to the Antares acquisition was nominal and as a result, we recorded an impairment charge of $713,000 during the quarter ended October 31, 2004 thus writing off the remaining value of the intellectual property asset.

The non-cash amortization expense related to the intellectual property in fiscal 2004 was $1.1 million and consists of $408,000 of regularly scheduled annual amortization expense plus $713,000 write down related to impairment valuation analysis. This write-down plus the regularly scheduled amortization is included as an expense item in our cost of goods sold. The amortization expense for the one quarter that we owned Antares in fiscal 2003 was approximately $102,000.

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

Revenue Recognition:

Our policy is to recognize revenue for product sales upon shipment of our products to our customers provided that no significant obligations remain and collection of the receivable is considered probable. Shipping terms are generally FOB shipping point. We defer and recognize service revenue over the contractual period or as services are rendered. Service revenue has not been significant in any period. We estimate expected sales returns and record the amount as a reduction of revenue at the time of shipment. Our policies comply with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the collectibility is reasonably assured. Our sales transactions are generally denominated in U.S. dollars.

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

Each distributor is also allowed certain price protection rights. If and when we reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when it places its next order with us. We record an allowance for price protection reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our distributors at the time we expect to reduce selling prices. Reserves for the right of return and restocking are established based on the requirements of SFAS 48, Revenue Recognition when Right of Return Exists because we have visibility into our distributor's inventory and have significant history to estimate returns.

During the year ended October 31, 2004, $874,000 or 8% of our sales were to distributors compared to $191,000 or 3% in fiscal 2003.

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

Product Research and Development Expenditures:

Product research and development ("R&D") expenditures, other than certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as revenue when received.

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a two-year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value. No internal software development costs were capitalized in the years ended October 31, 2004, 2003 and 2002.

Refundable Deposit:

A refundable deposit associated with a multi-year supply agreement with HP of $4.9 million was received in April 2001. This deposit was refundable to HP as we delivered certain quantities of products to HP over a four year period ending in 2005. The supply contract was restructured in fiscal 2002 to include a purchase order for $1.6 million of our products that was shipped to HP in the first two quarters of fiscal 2003 and the forfeiture by HP of $4.4 million of the $4.9 million refundable deposit. Under the agreement, we are required to retain for future production or repair all VME finished goods and spare parts inventory through October 31, 2005 unless notified otherwise by HP. Concurrent with the forfeiture of the $4.4 million refundable deposit, we recorded a reserve of $1.7 million related to certain HP specific inventory we held at October 31, 2002 but may not be able to sell. The $2.7 million of forfeiture of refundable deposit net of inventory reserve is presented under Forfeited deposit, net on the Consolidated Statements of Operations. The remaining $447,000 of the deposit was repaid to HP in the third quarter of fiscal 2003.

Stock-based Compensation:

We account for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that such equity instruments be recorded at their fair value.

Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, our pro forma net income (loss) would have been as follows (in thousands):

                                               For the Year Ended October 31,
                                            -----------------------------------
                                               2004          2003        2002
                                            ---------     ---------   ---------
Net income (loss) - as reported ..........  $  (1,679)    $     563   $  (1,731)
Stock based employee compensation
  (recovery) expense included in reported
  net loss, net of related tax effects ...         --            --          --
Less total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects ................................     (1,177)         (231)       (721)
                                            ---------     ---------   ---------

Pro forma net income (loss) ..............  $  (2,856)    $     332   $  (2,452)
                                            =========     =========   =========

Income (loss) per share:
Basic - as reported ......................  $   (0.33)    $    0.13   $   (0.46)

Basic - pro forma ........................  $   (0.57)    $    0.08   $   (0.65)

Diluted - as reported ....................  $   (0.33)    $    0.12   $   (0.46)

Diluted - pro forma ......................  $   (0.57)    $    0.07   $   (0.65)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

Options granted in years ended October 31       2004         2003        2002
------------------------------------------------------------------------------
Expected life (in years)                        4.00         5.00        5.00
Risk-free interest rate                         3.29%        2.00%       2.00%
Volatility                                    120.20%      126.00%     148.00%
Dividend yield                                  0.00%        0.00%       0.00%

The weighted average fair value of options granted during 2004, 2003, and 2002 was $2.93, $1.79 and $0.92 per option, respectively.

Advertising Costs:

Advertising expenditures are expensed as incurred. Advertising costs were $204,000 in fiscal 2004 and $79,000 in fiscal 2003.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Net Earnings (Loss) Per Common Share:

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and warrants include:

      o     397,000 employee options to purchase common stock;

      o     23,000 shares of common stock; and

      o 30,000 warrants to purchase common stock for the year ended October 31, 2003.

Common stock equivalents of approximately 792,000 and 809,000 options are excluded from the diluted earnings per share calculation for fiscal 2004 and 2002, respectively, due to their anti-dilutive effect.

Comprehensive Income:

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2004, we have not had any transactions that were required to be reported in other comprehensive income and, accordingly, comprehensive income (loss) is the same as net income (loss).

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R that amends SFAS No. 123 Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. SFAS No. 123R will require us to expense the fair value of unvested options and future grants of options over the remaining vesting period. Unless modified, we will be required to comply with the provisions of SFAS No. 123R as of the first interim period that begins after June 15, 2005 (August 1, 2005 for us). We currently do not record compensation expense related to our stock-based employee compensation plans in our financial statements.

Reclassifications:

Certain reclassifications have been made to the financial statements to conform to the prior presentation with no effect on net income (loss) or stockholders' equity as previously reported.

2.  INVENTORIES

Inventories at October 31, comprise the following (in thousands):

                                                2004              2003
-------------------------------------------------------------------------
         Finished goods                    $      1,343      $        726
         Parts and materials                        583             1,154
                                           ------------      ------------

         Total inventory                   $      1,926      $      1,880
                                           ============      ============


3.  PROPERTY AND EQUIPMENT

Property and equipment at October 31, are comprised of the following (in thousands):

                                                2004              2003
-------------------------------------------------------------------------
         Machinery and equipment           $      4,708      $      4,482
         Furniture and fixtures                     284               278
         Leasehold improvements                     118               118
                                           ------------      ------------
                                                  5,110             4,878
         Less accumulated depreciation
           and amortization                      (4,683)           (4,489)
                                           ------------      ------------

                                           $        427      $        389
                                           ============      ============

Depreciation and amortization expense totaled $213,000, $303,000 and $649,000 for the years ended October 31, 2004, 2003 and 2002, respectively. There was no deprecation expense on capital leases in 2004.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 2004: (in thousands)

Year ending October 31:
                             2005                $ 44
                             2006                  44
                             2007                  44
                             2008                  44
                             2009                  43

Total minimum lease payments                      219

Less: Amount representing interest(1)             (55)
                                                 ----

Present value of net minimum lease payments(2)   $164
                                                 ====

      ----------
      (1) Amount necessary to reduce net minimum lease payments to present value calculated at the actual lease interest rate at the inception of the leases.

      (2) Reflected in the balance sheet as other current liabilities and other long-term liabilities of $25,000 and $139,000, respectively.


4.  CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 2004 and 2003 comprise the following (in thousands):

                                                   2004            2003
--------------------------------------------------------------------------
Purchased software                              $    1,065      $      929
Less accumulated amortization                       (1,017)           (809)
                                                -----------     -----------
                                                $       48      $      120
                                                ==========      ==========

We capitalized $136,000, $48,000 and $105,000 of purchased software costs in 2004, 2003, and 2002 respectively. Amortization of capitalized software costs totaled $208,000, $38,000, and $81,000 for the years ended October 31, 2004, 2003, and 2002, respectively. Included in the $208,000 software amortization expense for fiscal 2004 is $126,000 related to write-downs of capitalized software during the fourth quarter of fiscal 2004.

5. STOCKHOLDERS' EQUITY

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

On April 30, 2002, we completed a private placement of 555,556 shares of Common Stock at $1.80 per share plus a warrant to purchase 111,111 shares of common stock, resulting in net cash proceeds of approximately $0.8 million. The warrant has a term of three years and is exercisable at $2.00 per share. The equity investment was made by Stonestreet L.P., of Ontario, Canada. The shares of Common Stock and the shares of Common Stock associated with the warrants were registered with the Securities and Exchange Commission and the registration statement was declared effective on June 14, 2002. Stonestreet L.P. exercised its warrant to purchase 111,111 shares of our Common Stock on October 9, 2003 for cash consideration of $222,222.

The fair value of the Stonestreet L.P. warrant of $164,000 on its issue date was computed using the Black-Scholes option pricing model and was recorded as a liability pursuant to EITF No. 00-19, Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue 96-3, as cash penalties could have been payable to Stonestreet LP in the event a registration statement related to the private placement was not declared effective and maintained. The registration statement was declared effective on June 14, 2002. On August 22, 2002, the private placement subscription agreement was amended such that no cash penalties are now payable with respect to the warrant. Accordingly, as of August 22, 2002, the warrant was reclassified from liabilities to equity at its fair value of $81,000, resulting in $83,000 of other income.

In connection with the private placement we paid Vintage Partners a finder's fee of $60,000 and warrants to purchase 21,429 shares of Common Stock. The warrants have a three year term and are exercisable at $3.50 per share. During fiscal 2004, Vintage Partners exercised a portion of their warrants and purchased 11,429 shares of common stock for a total purchase price of $40,001.

On June 27, 2003, we completed a private placement of 500,000 shares of common stock plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of $550,000 and net cash proceeds of approximately $464,000. The warrant has a term of five years and bears an exercise price of $1.50 per share subject to certain adjustment provisions.

In connection with the private placement we paid Puglisi & Co. and its associates a placement fee of $33,000 and warrants to purchase 150,000 shares of common stock. The warrants have a five-year term and bear exercise prices between $1.50 and $2.00 per share, subject to certain adjustment provisions. The warrants to purchase a total of 200,000 shares of common stock have a calculated fair value of approximately $225,000. This value was derived using the "Black-Scholes" pricing model. We registered for resale all of the shares of common stock sold in this offering and the shares subject to sale pursuant to the exercise of the warrants with the Securities and Exchange Commission on Form S-3. During fiscal 2004, Puglisi exercised a portion of their warrants and purchased 70,000 shares of common stock for a total purchase price of $116,000.

During fiscal 2003, we issued 37,787 shares of our Common Stock to the non-employee members of our Board of Directors in lieu of 50% of their cash compensation. The value of the Common Stock of $43,000 was recorded as a general and administrative expense.

During  fiscal 2003,  we issued  90,628 shares of our Common Stock to one of the
owners  of  Antares  Microsystems,   Inc.  pursuant  to  the  original  purchase
agreement. The value of the Common Stock of $259,000

During fiscal 2004, we issued 30,000 shares of our Common Stock to an employee who was one of the owners of Antares Microsystems, Inc. pursuant to the original purchase agreement. The value of the Common Stock of $85,600.

In fiscal year 2004 and 2003 9,903 and11,012 shares of Common Stock were issued under the Employee Stock Purchase Plan, respectively.

6.  INCOME TAXES

The components of the benefit for income taxes for the years ended October 31, 2004, 2003 and 2002, comprise the following:

                                                  2004        2003        2002
--------------------------------------------------------------------------------
    Federal:
         Current                                 $   --      $  (18)     $ (161)
         Deferred                                    --          --          --
    State:
         Current                                     --           1         (16)
         Deferred                                    --          --          --
                                                 ------      ------      ------
              Total benefit for income taxes     $   --      $  (17)     $ (177)
                                                 ======      ======      ======

We recorded a tax benefit of $18,000 and $91,000 in fiscal 2003 and 2002, respectively, due to refunds of federal income taxes related to the Job Creation and Workers Assistance Act of 2002 which extends the net operating loss carryback period from two to five years for losses generated in tax years ending in 2002. We also filed amended federal and state tax returns to claim $86,000 in research and development credits related to LMC in fiscal 2002. As of October 31, 2003, we received all of these tax refunds.

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                2004        2003        2002
------------------------------------------------------------------------------
       Statutory federal income tax rate        (34.0)%     (34.0)%     (34.0)%
       Change in valuation allowance             34.0        34.0        25.0
       Other                                       --          --         1.0
                                               ------      ------      ------
                                                   (0)%        (0)%      (8.0)%
                                               ======      ======      ======

Significant components of our deferred tax balances as of October 31, 2004 and 2003 are as follows:

                                                          2004           2003
--------------------------------------------------------------------------------
     Deferred tax assets:
         Current
               Accrued employee benefits                $      25     $      36
               Inventory allowances                           924           828
               Allowance for doubtful accounts                 17            39
               Distributor reserves                             8            --

         Noncurrent
               R&D credit carryforward                      2,663         2,871
               Net operating loss carryforwards             4,569         4,619
               Refundable deposit                              --           191
               Reserve on shareholder note receivable         313           103
               Depreciation and amortization, net             416            --
               Restructuring costs                              9           (25)
                                                        ---------     ---------
                  Total deferred tax assets                 8,944         8,662
                                                        ---------     ---------
     Deferred tax liabilities:

     Deferred tax asset valuation allowance                (8,944)       (8,662)
                                                        ---------     ---------
         Net deferred tax assets                        $      --     $      --
                                                        =========     =========


Valuation allowances are recorded to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance increased by $282,000 in fiscal 2004 primarily as a result of increases in inventory allowances, depreciation and amortization expense and a reduction in the reserve on shareholder note receivable. These were have been partially offset by decreases in net operating loss carryforwards and research and development credit carryforwards. At October 31, 2004, we have research and experimentation tax credit carryforwards of $1.8 million and $1.2 million for federal and state tax purposes, respectively. These carryforwards expire in the periods ending 2011 through 2024. The State R&D tax credits do not expire. We have net operating loss carryforwards for federal and state income tax purposes of approximately $12.7 million and $5.7 million, respectively, which expire in periods ending 2005 through 2024.

Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period.

7.  WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

The following is a summary of our agreements that we have determined are within the scope of FIN 45, ("FIN") No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.

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

The following table sets forth an analysis of our warranty reserve at October 31 (in thousands):

                                                              2004     2003
                                                              ----     ----
         Warranty reserve at beginning of period              $ 53     $ 55
             Less: Cost to service warranty obligations        (33)     (13)
             Plus: Increases to reserves                        --       11
                                                              ----     ----
         Total warranty reserve included in other accrued
           expenses                                           $ 20     $ 53
                                                              ====     ====


We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of October 31, 2004 and 2003, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2004 and 2003, respectively.

As discussed below, we are the secondary guarantor on the sublease of our previous headquarters. We believe we will have no liabilities on this guarantee and have not recorded a liability at October 31, 2004.

8. COMMITMENTS

We lease our buildings under noncancelable operating leases which expire at various dates through the year 2007. Additionally, we have acquired assets with capital lease obligations. Future minimum lease payments under noncancelable operating leases and capital leases, are as follows (in thousands):

                                                      Operating      Capital
                                                      ---------      -------
Year ending October 31:
              2005                                     $   963       $    44
              2006                                         626            44
              2007                                          60            44
              2008                                          --            44
              2009 and thereafter                           --            43
                                                       -------       -------
                                                         1,649           219
              Less: total expected reimbursements
                    from sublease or interest             (902)          (55)
                                                       -------       -------
              Total minimum lease payments             $   747       $   164
                                                       =======       =======

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

Our rent expense under all operating leases, net of reimbursements for subleases, for the years ended October 31, 2004, 2003 and 2002 totaled $384,000, $434,000 and $549,000, respectively. We had reimbursements of sublease proceeds of $637,000, $713,000 and $158,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

In connection with the acquisition of Antares, we committed to issue 98,945 shares of our Common Stock in 20,000 share increments beginning January 2004 and ending March 2005 to a selling shareholder of Antares. During fiscal 2004, we issued 30,000 shares of our Common Stock of a committed 98,945 to an employee who was one of the owners of Antares Microsystems, Inc. pursuant to the original purchase agreement. We will issue the remaining 68,945 during fiscal 2005. The value of the Common Stock issued in fiscal 2004 under this commitment was $85,600.

In connection with the retirement of Mr. William Heye, Jr. as the company's President and Chief Executive Officer, the Company will pay Mr. Heye $250,000 at the rate of $20,833 each month for the period January 1, 2005 through December 31, 2005. The commitment to pay $250,000 has been accrued as of October 31, 2004 and is included in General and Administrative expense and Accrued Payroll and Employee Benefits liability.

On May 13, 2004, we renewed our working capital line of credit for twelve months until May 14, 2005. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate of 4.75%, at October 31, 2004, plus 1.50%. Draw-downs on the credit line are based on a formula equal to 80% of our domestic accounts receivable. As of October 31, 2004, due to the net loss for our fourth fiscal quarter of 2004, we are not in compliance with all the covenants of our credit line. The Bank agreed to waive the non-compliance with this covenant. We have not drawn down on this line of credit and have no amounts payable at October 31, 2004.

At October 31, 2004, we have two stock-based employee compensation plans, as more fully described in note 9. We account for these plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the periods ending October 31, 2004, 2003 and 2002, we recorded no compensation expense related to our stock-based employee compensation plans. As discussed earlier, should we have determined compensation cost utilizing the fair value approach, recorded stock compensation expense would have been approximately $1.2 million, $200,000 and $700,000 in each of the years ended October 31, 2004, 2003, and 2002, respectively.

9.  STOCK OPTION AND STOCK PURCHASE PLANS

We sponsor two employee stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Officer Stock Option Plan (the "1998 Plan"). A total of 2,730,000 shares of Common Stock were reserved under the 1996 Plan at October 31, 2003. A total of 650,000 shares of Common Stock are reserved under the 1998 Plan. Stock options granted under the 1996 and 1998 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of Common Stock on the date of grant.

Additionally, in 1991, stockholders approved a Non-Employee Director Stock Option Plan (the "Director Plan"). A total of 340,000 shares of Common Stock are reserved for issuance under the Director Plan. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value at the date of grant.

At October 31, 2004 and 2003, 903,516 and 273,964 shares of Common Stock, respectively, were available for grant under the 1996 Plan. A total of 26,250 and 3,939 shares of Common Stock were available for grant under the 1998 Plan at October 31, 2004 and 2003, respectively. A total of 187,750 and 42,750 shares of Common Stock were available for grant under the Director Plan at October 31, 2004 and 2003, respectively.

A summary of the combined activity under all of the stock option plans is set forth below:

                                   Weighted
                                   Average
                                   Number of        Price Per          Exercise
                                    Shares            Share              Price
-------------------------------------------------------------------------------
       Outstanding at
           October 31, 2001       1,419,003      $0.51 - $23.50         $  6.18

       Granted                      809,000        $0.90--$1.80         $  0.92
       Cancelled or expired        (458,730)      $0.51--$23.50         $  7.94
                                  ---------------------------------------------
       Outstanding at
           October 31, 2002       1,769,273       $0.90--$19.81         $  3.32

       Granted                      140,500        $0.70--$2.86         $  1.90
       Cancelled or expired        (285,238)      $0.51--$19.81         $  5.13
                                  ---------------------------------------------
       Outstanding at
           October 31, 2003       1,624,505       $0.70--$19.41         $  2.90

       Granted                      422,500        $2.86--$7.13         $  4.99
       Cancelled or expired         (50,750)       $2.86--$7.00         $  3.98
       Exercised                   (182,012)       $0.90--$5.13         $  1.69
                                  ---------------------------------------------
       Outstanding at
           October 31, 2004       1,797,119       $0.70--$19.41         $  3.48
                                  =============================================

The following table summarizes information with respect to all options to purchase shares of Common Stock outstanding under the 1996 Plan, the 1998 Plan, the Director Plan and the LMC Plan at October 31, 2004:

                                      Options Outstanding                        Options Exercisable
=======================================================================================================
                                           Weighted
                                            Average         Weighted                           Weighted
                          Number           Remaining         Average           Number           Average
       Range of         Outstanding    Contractual Life     Exercise         Exercisable       Exercise
    Exercise Price      at 10/31/04         (years)           Price          at 10/31/04         Price
    --------------    --------------  ----------------     -----------     -------------      ---------
  $  0.00 - $  1.00       683,742             4.8           $  0.91            653,666         $  0.91
  $  1.01 - $  2.50       144,376             4.5           $  1.61            109,748         $  1.70
  $  2.51 - $  3.50       222,000             4.0           $  2.73            179,557         $  2.68
  $  3.51 - $  5.50       479,802             4.8           $  4.80            183,650         $  5.09
  $  5.51 - $  7.50        88,000             6.0           $  7.01              2,000         $  6.63
  $  7.51 - $  9.50       107,699             1.5           $  8.23            107,699         $  8.23
  $  9.51 - $ 14.50        65,000             0.2           $ 13.23             65,000         $ 13.23
  $ 14.51 - $ 19.85         6,500             2.6           $ 18.27              6,500         $ 18.27
                        ---------                                           ---------
                        1,797,119                                           1,307,820
                        =========                                           =========

We sponsor an Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock were reserved for issuance at October 31, 2004. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of our Common Stock at 85 percent of the fair market value of the shares at specified dates. At October 31, 2004, 32 employees were eligible to participate in the Purchase Plan and 58,559 shares were available for issuance. In fiscal year 2004, 2003 and 2002, 9,903, 11,012 and 47,596 shares of Common Stock were issued under the Purchase Plan, respectively.

10.  NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share for the years ended October 31, 2004, 2003 and 2002 was computed by dividing the net income (loss) for the relevant period by the weighted average number of shares of common stock outstanding. Common stock equivalents for the years ended October 31, 2004 and 2002 have been excluded from shares used in calculating diluted net loss per share because the effect would have been anti-dilutive.

                                                   YEARS ENDED OCTOBER 31
                                            --------------------------------
                                              2004         2003        2002
                                            --------------------------------
BASIC EARNINGS PER SHARE:

Net income (loss)                           $(1,679)     $   563     $(1,731)

Number of shares for computation of
earnings per share                            5,022        4,259       3,759
                                            ================================

Basic earnings (loss) per share             $ (0.33)     $  0.13     $ (0.46)
                                            ================================

DILUTED EARNINGS PER SHARE:

Weighted average number of common
shares outstanding during the year            5,022        4,259       3,759

Assumed issuance of stock under warrant
plus stock issued the employee and
non-employee stock option plans                 (a)          450         (a)
                                            --------------------------------

Number of shares for computation of
earnings per share                            5,022        4,709       3,759
                                            ================================

Diluted earnings (loss) per share           $ (0.33)     $  0.12     $ (0.46)
                                            ================================

---------
(a) In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.


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

For the years ended  October 31, 2004,  2003 and 2002,  total  expense under the
employee  savings  and  investment  plan  was  $90,099,   $61,730  and  $99,471,
respectively.

12.  CONCENTRATION OF CREDIT AND BUSINESS RISKS

Our trade accounts receivable are concentrated among a small number of customers, principally located in the United States. Two customers accounted for 61% of our outstanding accounts receivable at October 31, 2004 compared to three customers who accounted for more than 62% of total accounts receivable at October 31, 2003. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. We maintain an allowance for doubtful accounts for potential credit losses. Actual bad debt losses have not been material and have not exceeded our expectations. Trade accounts receivable are recorded net of an allowance for doubtful accounts of $42,000 and $90,000 at October 31, 2004 and 2003, respectively.

Sales to individual customers in excess of 10% of net sales for the year ended October 31, 2004 included sales to HP of $4.9 million, or 45% and Nortel of $1.5 million or 13% of net sales compared to sales to HP in fiscal 2003 of $3.1 million, or 45%, and sales to HP of $2.1 million, or 30%, and Lockheed Martin of $0.8 million, or 12% of net sales, in fiscal 2002. International sales accounted for 12%, 12% and 13% of total sales during fiscal 2004, 2003 and 2002, respectively.

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

13.  ACQUISITION OF ANTARES MICROSYSTEMS, INC.

Effective as of August 7, 2003, we purchased substantially all of the assets of Antares Microsystems, Inc., a California corporation ("Antares"), excluding cash and accounts receivable, from the Assignee for the Benefit of Creditors of Antares ("Assignee"). The acquisition enabled us to obtain intellectual property such as the TCP/IP Offload Engine ("TOE") and other intellectual property which we consider to be complementary to our business. While this product has reached technological feasibility and is being capitalized as an intangible asset, we continue to customize it to meet SBE's specific customer needs. We acquired Antares for a purchase price of $75,000 in cash plus $582,000 in costs associated with the payment of certain loan guarantees, legal fees, accounting fees, broker fees, contract transfer fees and moving expenses and $211,000 in cash to the selling shareholders of Antares. We also issued 90,628 shares of our Common Stock with a market value at the time of issuance of $259,000 to one of the selling shareholders and committed to issue 98,945 shares of our Common Stock valued at $283,000 in 10,000 and 20,000 share increments beginning January 2004 and ending March 2005 to a selling shareholder of Antares.

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

For the Years ended October 31,              2003                  2002
                                             ----                  ----
Revenues                                    $8,845               $10,702
Net loss                                    (1,173)               (2,665)
Basic loss per common share                  (0.28)                (0.67)
Diluted earnings per common                  (0.25)                (0.67)

We did not assume any of the liabilities associated with Antares. In connection with the acquisition, we hired certain employees of Antares in order to continue the development of the Antares TOE technology, which is not yet to market, and other products of Antares. The TOE base technology is being readied for commercial development. In the event TOE is successfully completed and commercialized, we have committed to make certain payments of cash and/or stock as bonuses to certain of these employees, as sales of the TOE products occur.

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

We planned to amortize the intellectual property acquired in the Antares acquisition to expense over 36 months which was the estimated useful life at the time of acquisition. In the fourth quarter of fiscal 2004, after our annual asset impairment review (see Intangible Assets in our Significant Accounting
Policies section of this report), we are behind in our roll-out of the new product and with the change in market competition, we determined that there exists considerable doubt that we would recover the remaining $713,000 balance of the intellectual property asset that would have been on our balance sheet as of October 31, 2004. As a result of this evaluation and determination we wrote off the remaining balance. Including the normally scheduled amortization of the intellectual property of $408,000 and the $713,00 write-down, the total non-cash amortization expense included in our cost of goods for fiscal 2004 is $1.1 million. We recorded approximately $102,000 in amortization in fiscal 2003.

14. RESTRUCTURING COSTS

In response to the economic slowdown, we implemented restructuring plans in fiscal 2002 and recorded restructuring charges of $446,000. Restructuring costs for fiscal 2002 are comprised of severance costs associated with staff reductions totaling $115,000 (we reduced our headcount from 47 employees to 24 employees during fiscal 2002), leasehold improvements and equipment write-downs related to the abandonment of our Madison, Wisconsin office of $185,000 and accrued lease and brokerage costs totaling $146,000. We reached agreement with the property owner to terminate the Madison office lease releasing us from further obligations effective December 31, 2002.

As of October 31, 2004 and 2003 $21,000 and $58,000 of the restructuring costs was included in other current liabilities, respectively.

In our third quarter of fiscal 2003, we recognized a restructuring benefit of $154,000 after the final settlement of costs associated with prior real estate and equipment leases.

The  following   table  sets  forth  an  analysis  of  the   components  of  the
restructuring reserve and the payments made against it through October 31, 2004 (in thousands):

           Restructuring accrual at October 31, 2003               $    58
           Less:
               Cash paid and adjustment for accrued lease costs        (37)
                                                                   -------
           Total restructuring costs included in liabilities       $    21
                                                                   =======

15. LOAN TO OFFICER

On November 6, 1998, we made a loan to our retiring president and CEO which was used by him to exercise an option to purchase 139,400 shares of our common stock and related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum, due on December 14, 2003.

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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except                First      Second       Third       Fourth
 per share amounts)                Quarter     Quarter     Quarter      Quarter
--------------------------------------------------------------------------------
2004: Net sales                    $ 2,970     $ 2,977     $ 2,899     $ 2,220
      Gross profit                   1,645       1,560       1,540        (325)
      Net income (loss)                527          54          79      (2,339)
      Basic income (loss) per
      common share                 $  0.11     $  0.01     $  0.02     $ (0.47)
      Diluted income (loss) per
      common share                 $  0.09     $  0.01     $  0.01     $ (0.47)

2003: Net sales                    $ 1,861     $ 1,767     $ 1,621     $ 2,207
      Gross profit                   1,128       1,088       1,062       1,429
      Net income                        91          51         141         280
      Basic income per
      common share                 $  0.02     $  0.01     $  0.03     $  0.07
      Diluted income per
      common share                 $  0.02     $  0.01     $  0.03     $  0.06


                                    SBE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

          Column A                    Column B       Column C        Column D     Column E
          --------                    --------       --------        --------     --------
                                     Balance at      Additions                     Balance
                                     Beginning   charged to costs                  End of
         Description                 of Period     and expenses     Deductions     Period
------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31, 2004

Allowance for Doubtful Accounts
 and sales programs                    $   90         $   --          $  (48)      $   42
Allowance for Warranty Claims              53             --             (33)          20
Allowance for Deferred Tax Assets       8,662            295              --        8,957
Allowance for Stockholder Loan            239             --            (239)          --

YEAR ENDED OCTOBER 31, 2003

Allowance for Doubtful Accounts
 and sales programs                    $   93         $   11          $  (14)      $   90
Allowance for Warranty Claims              55             11             (13)          53
Allowance for Deferred Tax Assets       8,593             69              --        8,662
Allowance for Stockholder Loan            474             --            (235)         239

YEAR ENDED OCTOBER 31, 2002

Allowance for Doubtful Accounts
 and sales programs                    $  225         $   --          $ (132)      $   93
Allowance for Warranty Claims              56             --              (1)          55
Allowance for Deferred Tax Assets       8,080            513              --        8,593
Allowance for Stockholder Loan             --            474              --          474