Form 10-Q
period 2005-01-31
SBE INC
filed 2005-03-02
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

      [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

                                 Yes _X_   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                                 Yes ___   No _X_

The number of shares of registrant's common stock outstanding as of January 31, 2005 was 5,199,538.

                                    SBE, INC.

                       INDEX TO JANUARY 31, 2005 FORM 10-Q


PART I   FINANCIAL INFORMATION

     ITEM 1       Financial Statements

     Condensed Consolidated Balance Sheets as of
        January 31, 2005 (unaudited) and October 31, 2004 (audited)............3

     Condensed Consolidated Statements of Operations for the
        three months ended January 31, 2005 and 2004 (unaudited)...............4

     Condensed Consolidated Statements of Cash Flows for the
        three months ended January 31, 2005 and 2004 (unaudited)...............5

     Notes to Condensed Consolidated Financial Statements......................6

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10

     ITEM 3       Quantitative and Qualitative Disclosures about
                  Market Risk.................................................24

     ITEM 4       Controls and Procedures.....................................24


PART II  OTHER INFORMATION
     [DAVE:  HAVE YOU CHECKED TO SEE WHETHER YOU HAVE ANY ITEM 2 (SALES
      OF UNREGISTERED SECURITIES) DISCLOSURES?]

     ITEM 6       Exhibits and Reports on Form 8-K............................25



SIGNATURES....................................................................28

EXHIBITS......................................................................29

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       January 31,   October 31,
                                                          2005          2004
                                                        --------      --------
                                                       (unaudited)
Current assets:
    Cash and cash equivalents                           $  1,564      $  1,849
    Trade accounts receivable, net                         2,048         1,668
    Inventories                                            1,638         1,926
    Other                                                    276           227
                                                        --------      --------
          Total current assets                             5,526         5,670

Property, plant and equipment, net                           408           427
Capitalized software costs, net                               41            48
Other                                                         33            28
                                                        --------      --------
          Total assets                                  $  6,008      $  6,173
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                              $    526      $    856
    Accrued payroll and employee benefits                    377           391
    Capital lease obligations - current portion               26            25
    Other accrued expenses                                   260           459
                                                        --------      --------

          Total current liabilities                        1,189         1,731

Capital lease obligations, net of current portion            146           139
                                                        --------      --------

          Total liabilities                                1,335         1,870
                                                        --------      --------

Commitments (note 6)

Stockholders' equity:
    Common stock                                          16,068        15,755
    Deferred compensation                                   (120)           --
    Accumulated deficit                                  (11,275)      (11,452)
                                                        --------      --------
          Total stockholders' equity                       4,673         4,303
                                                        --------      --------
          Total liabilities and stockholders' equity    $  6,008      $  6,173
                                                        ========      ========


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                        Three months ended
                                                            January 31,
                                                         2005         2004
                                                       -------      -------

Net sales                                              $ 2,815      $ 2,970

Cost of sales                                            1,230        1,325
                                                       -------      -------

       Gross profit                                      1,585        1,645
                                                       -------      -------

Product research and development                           473          505

Sales and marketing                                        559          489

General and administrative                                 369          364

Loan reserve (benefit)                                      --         (239)
                                                       -------      -------

       Total operating expenses                          1,401        1,119
                                                       -------      -------

       Operating income                                    184          526

Interest and other income (expense)                         (2)           1
                                                       -------      -------

       Income before income taxes                          182          527

Provision for income taxes                                   5           --
                                                       -------      -------

       Net income                                      $   177      $   527
                                                       =======      =======

Basic earnings per share                               $  0.03      $  0.11
                                                       =======      =======

Diluted earnings per share                             $  0.03      $  0.09
                                                       =======      =======

Shares used in per share computations:
  Basic                                                  5,136        4,888
                                                       =======      =======

  Diluted                                                5,869        6,120
                                                       =======      =======

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Three months ended
                                                                      January 31,
                                                                --------------------
                                                                  2005         2004
                                                                -------      -------
Cash flows from operating activities:
     Net income                                                 $   177      $   527
     Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and amortization:
              Property and equipment                                 56           53
              Capitalized software costs                             16           11
              Amortization of intellectual property                  --          102
     Changes in operating assets and liabilities:
              Trade accounts receivable                            (380)      (1,459)
              Inventories                                           288         (184)
              Other assets                                          (53)        (300)
              Trade accounts payable                               (330)         721
              Other current liabilities                             (98)        (109)
              Other non-current liabilities                           7         (124)
                                                                -------      -------
                  Net cash used in operating activities            (317)        (762)
                                                                -------      -------

Cash flows from investing activities:
     Purchases of property and equipment                            (38)         (29)
     Purchased software                                              (9)          --
                                                                -------      -------
                  Net cash used in investing activities             (47)         (29)
                                                                -------      -------

Cash flows from financing activities:
     Repayment of stockholder note                                   --          142
     Proceeds from issuance of common stock and warrants             --          130
     Proceeds from stock plans                                       79          126
                                                                -------      -------
                  Net cash provided by financing activities          79          398
                                                                -------      -------

              Net decrease in cash and cash equivalents            (285)        (393)

Cash and cash equivalents at beginning of period                  1,849        1,378
                                                                -------      -------
Cash and cash equivalents at end of period                      $ 1,564      $   985
                                                                =======      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Non-cash stock portion of Antares purchase price                $   114      $    --
                                                                =======      =======

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited (other than the balance sheet as of October 31, 2004), and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended January 31, 2005 are not necessarily indicative of expected results for the full 2005 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2004.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as certain disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by us include matters such as warranty obligations, indemnification obligations, collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2.   INVENTORIES:

Inventories comprise the following (in thousands):

                                                  January 31,   October 31,
                                                     2005          2004
                                                   --------     --------
                 Finished goods                    $  1,055     $  1,343
                 Parts and materials                    583          583
                                                   --------     --------

                                                   $  1,638     $  1,926
                                                   ========     ========

3.   NET INCOME PER SHARE:

Basic net income per common share for the three month periods ended January 31, 2005 and 2004 was computed by dividing the net income for the relevant period by the weighted average number of shares of common stock outstanding. Common stock equivalents for the three month periods ended January 31, 2005 and 2004 were 733,000 and 1,232,000, respectively, and have been included in the calculation of diluted net income per share.

                                                          Three months ended
                                                              January 31,
                                                         2005            2004
                                                     -----------     -----------
                                                        (in thousands, except
BASIC                                                     per share amounts)

Weighted average number of
 common shares outstanding                                 5,136           4,888
                                                     -----------     -----------

Number of shares for computation of
 net income per share                                      5,136           4,888
                                                     ===========     ===========

Net income                                           $       177     $       527
                                                     ===========     ===========

Net income per share                                 $      0.03     $      0.11
                                                     ===========     ===========

DILUTED

Weighted average number of
 common shares outstanding                                 5,136           4,888

Shares issuable pursuant to options granted
 under stock option plans and warrants granted,
 less assumed repurchase at the average fair
 market value for the period                                 733           1,232
                                                     -----------     -----------

Number of shares for computation of
 net income per share                                      5,869           6,120
                                                     ===========     ===========

Net income                                           $       177     $       527
                                                     ===========     ===========

Net income per share                                 $      0.03     $      0.09
                                                     ===========     ===========

4. STOCK BASED COMPENSATION:

On January 31, 2005, we had two stock-based employee compensation plans and one stock-based director compensation plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, our net income and income per share would have been as follows

                                                         Three Months
                                                       Ended January 31,
                                                       2005         2004
                                                     -------      -------
                                                     (in thousands, except
                                                       per share amounts)

Net income, as reported                              $   177      $   527

Add: Total stock-based compensation
expense (benefit) included in the net income
determined under the recognition and
measurement principles of APB Opinion 25                  --           --

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (640)        (414)
                                                     -------      -------

Pro forma net income (loss)                          $  (463)     $   113
                                                     =======      =======
Net income (loss) per share:
Basic - as reported                                  $  0.03      $  0.11
                                                     =======      =======
Basic - pro forma                                    $ (0.09)     $  0.02
                                                     =======      =======
Diluted - as reported                                $  0.03      $  0.09
                                                     =======      =======
Diluted - pro forma                                  $ (0.09)     $  0.02
                                                     =======      =======

Options to purchase 397,500 shares of common stock were granted in the quarter ended January 31, 2005. The assumption regarding the annual vesting of stock options was 25% per year for options granted during the quarter. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 2005: Dividend yield of 0%; expected volatility of 76.29%; risk-free interest rate of 3.0%; and expected life of five years.

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

5.   CONCENTRATION OF RISK:

In the first three months of fiscal 2005 and 2004, most of our sales were attributable to sales of wireless communications products and were derived from a limited number of Original Equipment Manufacturer (OEM) customers. Sales to The Hewlett-Packard Company ("HP") accounted for 36% and 44% of our net sales in the first three months of fiscal 2005 and 2004, respectively, and sales to Data Connection Limited and Nortel Networks accounted for 15% and 14% of our net sales for the quarter ended January 31, 2005, respectively. No other customer accounted for more than 10% of our net sales in either quarter. The three customers combined accounted for 60% of our accounts receivable at January 31, 2005. A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

6.   WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

The following is a summary of our agreements that we have determined are within the scope of Financial Accounting Standards Board ("FASB") Interpretation("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.

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

The following table sets forth an analysis of our warranty reserve (in thousands):

                                                        January 31,  January 31,
                                                           2005        2004
                                                           ----        ----
      Warranty reserve at beginning of period              $ 20        $ 58
          Less: Cost to service warranty obligations         (4)        (17)
          Plus: Increases to reserves                         4          --
                                                           ----        ----
      Total warranty reserve included in other accrued
        expenses                                           $ 20        $ 41
                                                           ====        ====


We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of January 31, 2005 and October 31, 2004, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2005 and October 31, 2004, respectively.

As discussed below, we are the secondary guarantor on the sublease of our previous headquarters. We believe we will have no liabilities on this guarantee and have not recorded a liability at January 31, 2005.

7.  LOAN TO OFFICER

On November 6, 1998, we made a loan to our retiring president and CEO, which was used by him to exercise an option to purchase 139,400 shares of our common stock and pay related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum, and was due on December 14, 2003.

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

8.  DEFERRED COMPENSATION

On January 1, 2005, the Company's retiring President and Chief Executive Officer was awarded options to purchase 75,000 shares of the Company's stock at a price of $4.00 per share (closing price on December 31, 2004). The fair value of this option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The $120,000 deferred compensation is amortized to general and administrative expense at the rate of $8,000 per month over the 15 month vesting period ending March 2006.

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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2004.

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

WE  DEPEND  UPON A SMALL  NUMBER  OF OEM  CUSTOMERS.  THE  LOSS OF ANY OF  THESE
CUSTOMERS, OR THEIR FAILURE TO SELL THEIR PRODUCTS, WOULD LIMIT OUR ABILITY TO GENERATE REVENUES. IN PARTICULAR, WE EXPECT HP WILL CEASE TO BE A SIGNIFICANT CUSTOMER OF OURS IN FISCAL 2005, AND OUR SUCCESS DEPENDS ON BEING ABLE TO REPLACE NET SALES PREVIOUSLY ATTRIBUTABLE TO HP WITH SALES TO OTHER CUSTOMERS.

In the first quarter of fiscal 2005 and 2004, sales of Versa Module Europa ("VME") products to The Hewlett-Packard Company ("HP") accounted for 36% and 44%, respectively, of our net sales. We shipped the final $1.0 million of the last order for VME products to HP in the first fiscal quarter of fiscal 2005. Our success depends on being able to replace net sales previously attributable to HP with sales to other customers. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP.

Even after HP ceases to be a customer, we expect to continue to depend on sales to a small number of OEM customers, including Data Connection Limited and Nortel Networks. Sales to Data Connection Limited and Nortel Networks accounted for 15% and 14% of our net sales for the quarter ended January 31, 2005, respectively. There can be no assurance that we will become a qualified supplier with new OEM customers or that we will remain a qualified supplier with existing OEM customers.

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

Three customers, HP (29%), Data Connection Limited (20%) and Spectel, Inc. (11%), combined accounted for 60% of our accounts receivable at January 31, 2005. A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL OR USE OUR EXISTING CREDIT LINE WITH A BANK.

The development and marketing of our products is capital-intensive. While we believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next 12 months, we cannot assure that this will be the case. Declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing or force us to draw down on our existing line of credit with a bank in fiscal 2005. In addition, should we experience a significant growth in customer orders or wish to make strategic acquisitions of business or assets, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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

IF WE FAIL TO DEVELOP AND PRODUCE NEW HIGHWIRE, WAN AND LAN ADAPTERS, TOE AND STORAGE PRODUCTS, WE MAY LOSE SALES AND OUR REPUTATION MAY BE HARMED

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as Voice over IP ("VoIP"), 3G Wireless ("Third Generation Wireless Services") SATA ("Serial ATA"), SAS

("Serial Attached SCSI"), Internet Small Computer System Interface ("iSCSI") , Gigabit Ethernet, 10 Gigabit Ethernet and TCP/IP Offload Engine ("TOE"). There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

We have focused a significant portion of our research and development, marketing and sales efforts on HighWire, WAN and LAN adapters, Encryption, iSCSI and TOE products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies, market acceptance of our products and our ability to sell our products. If the TOE, iSCSI, HighWire and adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

THE COMMUNICATIONS AND STORAGE PRODUCTS MARKET IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE OUR REVENUES AND MARGINS.

We compete directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications and storage solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications and storage products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services, iSCSI, SCSI, TOE, VoIP and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

OUR SALES AND OPERATING RESULTS HAVE FLUCTUATED, AND ARE LIKELY TO CONTINUE TO FLUCTUATE SIGNIFICANTLY IN FUTURE PERIODS, WHICH MAY CAUSE, OUR STOCK PRICE TO FALL AS A RESULT OF FAILURE TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

SBE, Inc. designs, develops and sells network communications and storage solutions to original equipment manufacturers ("OEM") in the embedded computing and storage markets. Our solutions enable data communications, telecommunications and storage solution companies, in addition to enterprise class high-end server customers, to rapidly deliver advanced networking and storage products and services. Our products include wide area network ("WAN"), local area network ("LAN"), Internet Small Computer System Interface ("iSCSI") software, SCSI, Fibre Channel, intelligent carrier cards, Encryption and TCP/IP Offload Engine ("TOE") cards. These products perform critical computing, processing offload, Input/Output ("I/O") and storage tasks across both the enterprise server and embedded markets such as high-end enterprise level servers, Linux super computing clusters, workstations, media gateways, routers, internet access devices, home location registers, data messaging applications, network attached storage ("NAS") and remote storage devices and networks.

SBE's has partnered with PyX Technologies, a California company, to provide iSCSI software products that strategically support our TOE development plans by offering a high value iSCSI storage software stack that utilizes the TOE hardware to facilitate Internet based storage solutions to large, small and medium sized businesses. iSCSI is an end-to-end protocol for transporting storage I/O block data over an Internet Protocol ("IP") network. The protocol is used on servers (initiators), storage devices (targets), and protocol transfer gateway devices. iSCSI uses standard Ethernet switches and routers to move the data from server to storage. The initiator is typically a host (PC, server, laptop) that is running an iSCSI initiator driver (such as the PyX or Microsoft iSCSI initiator) that will be accessing storage on the IP Storage Area Network ("SAN") and the target is any storage device such as disk drives, raid systems, CDROM's, DVD's, tapes amongst others.

Managing storage is universally regarded as one of the most burdensome of IT responsibilities. In direct-attached storage environments that most small to mid-sized companies deploy, the process of managing storage is multiplied by the number of physical connection points and the number of storage systems in an organization. Imagine an environment with ten computers, each with its own storage system. Not only does that create ten point-for-management for the storage systems themselves, it also requires ten times the effort to handle storage expansion, reallocation and repairs. With SANs, storage management is consolidated to a single point from which an IT manager can partition, allocate, expand, reassign, backup and repair storage. By moving to a SAN, small to mid-sized organizations can scale their storage infrastructure much more easily. When additional capacity is needed, simply add additional storage to the SAN. IP SANs such as iSCSI provide higher-speed storage access than internal disks while also enabling load balancing across multiple connections. Remote storage powered by iSCSI also enables on-line data back up, disaster recover and high-speed access to data by remote users.

The PyX iSCSI software uses the port aggregation and port failover features of the SBE TOE dual port Gigabit Ethernet card to recover from transmission failures . In addition, the PyX iSCSI software uses the SBE TOE acceleration feature to obtain wire transmission speeds of up to 2 Gigabits per second. Our TOE/iSCSI product has Error Recovery Level 0 ("ERL0") through Error Recovery Level 2 ("ERL2") failure recovery functionality. ERL2 functionality is reached when the TCP/IP and iSCSI transmission can recover from a breakdown in the initiator, the target or the transport medium. When using the PyX ERL2 iSCSI software and SBE TOE hardware, the transmission is resent from the point of failure and not from the beginning of the transmission like other ERL0 iSCSI products.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the datacom, telecommunications and storage markets in addition to the enterprise high-end server IT markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. HP has historically been the largest of our customers and represented 36% and 44% of net sales in the quarters ended January 31, 2005 and 2004, respectively. We shipped the final order totaling $1.0 million in January 2005 and do not expect to receive any future orders from HP for VME products. Even after HP ceases to be a customer, we expect to continue to depend on sales to a small number of OEM customers, including Data Connection Limited and Nortel Networks. Sales to Data Connection Limited and Nortel Networks accounted for 15% and 14% of our net sales for the quarter ended January 31, 2005, respectively. There can be no assurance that we will become a qualified supplier with new OEM customers or that we will remain a qualified supplier with existing OEM customers. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter.

Three customers combined accounted for 59% of our accounts receivable at January 31, 2005. A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

Our  products  are   distributed   worldwide   through  a  direct  sales  force,
distributors,   independent   manufacturers'   representatives  and  value-added
resellers. Our business falls primarily within one industry segment.

On January 31, 2005, we had a sales backlog of product orders of approximately $1.4 million compared to a sales backlog of product orders of approximately $2.5 million, including $1.0 million in orders from HP, at October 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgments made by us include matters such as warranty obligations, indemnification obligations, collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Our policy is to recognize revenues for product sales upon shipment of our products to our customers provided that no significant obligation on our part remains and collection of the receivable is considered probable. Shipping terms are generally FOB shipping point. We defer and recognize service revenues over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods ("COGS") at the time of shipment. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial
Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental to our products. We therefore do not recognize software revenues separately from the product sale.

Our agreements with OEMs, such as HP and Nortel Networks, typically incorporate clauses reflecting the following understandings:

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

During the  quarters  ended  January 31, 2005 and 2004,  $173,000,  or 6% of net
sales,  and  $229,000,   or  8%  of  net  sales,   were  sold  to  distributors,
respectively.

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

Warranty Reserves:

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to OEMs. Because there is no contractual right of return other than for defective products or stock rotation rights by certain distributors, we can reasonably estimate such returns and record a warranty reserve at the point of shipment. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in increased cost of goods sold and decreased gross profit margin.

Inventories:

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate our ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end-of-life dates, estimated current and future market values and new product introductions. Purchasing practices and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. If actual demand for our products deteriorates, or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value.

Deferred Taxes

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of January 31, 2005 and October 31, 2004, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which amends SFAS No. 123 Accounting for Stock-Based Compensation, to require public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. Unless modified, we will be required to comply with the provisions of SFAS No. 123R as of the first interim period that begins after June 15, 2005 (for us, beginning with the quarter ending October 31, 2005). We currently do not record compensation expense related to our stock-based employee compensation plans in our financial statements.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three month period ended January 31, 2005 and 2004. These operating results are not necessarily indicative of our operating results for any future period.

                                                  THREE MONTHS ENDED
                                                      JANUARY 31,
                                                   2005        2004
                                                   ----        ----
Net sales                                           100%        100%
Cost of sales                                        44          45
                                                   ----        ----
  Gross profit                                       56          55
                                                   ----        ----

Product research and development                     17          17
Sales and marketing                                  20          17
General and administrative                           13          12
Loan reserve (benefit)                               --          (8)
                                                   ----        ----
  Total operating expenses                           50          38
                                                   ----        ----
  Operating income                                    6          17

Interest income and provision for income taxes       --          --
                                                   ----        ----
  Net income                                          6%         17%
                                                   ====        ====

NET SALES

Net sales for the first quarter of fiscal 2005 was $2.8 million, a 5% decrease from $3.0 million in the first quarter of fiscal 2004. This decrease was primarily attributable to a decrease in shipments to HP offset in part by an increase in shipments of our Highwire products to other customers. Sales to HP were $1.0 million in the first quarter of fiscal 2005, compared to $1.3 million for the first quarter of fiscal 2004. Sales to HP, primarily of VME products, represented 36% of total sales for the first quarter of fiscal 2005 compared to 44% of total sales during the comparable quarter in fiscal 2004. We shipped our final order of VME products to HP in the first fiscal quarter of 2005 and do not expect sales of VME products to HP to be a substantial portion of our net sales in the future. Two other customers combined accounted for 29% of our sales for the quarter ended January 31, 2005. No other customer accounted for over 10% of sales in the first fiscal quarter of 2005 or 2004.

Sales of our adapter products were $965,000 for the first quarter of fiscal 2005, as compared to $1.3 million for the same quarter in fiscal 2004. Sales of our HighWire products were $585,000 in the quarter ended January 31, 2005, as compared to $153,000 in the same quarter in fiscal 2004. Our adapter products are used primarily in edge-of-the-network applications such as Virtual Private Network ("VPN") and other routers, Voice over Internet Protocol ("VoIP") gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. During the quarter we shipped a small number of TOE adapters to customers who will use the TOE to facilitate CPU acceleration for use in iSCSI storage applications. We continue to test our TOE and iSCSI products at customer sites and expect customer adoption of these new technologies to begin during fiscal 2005. In the future, we expect our net sales to be generated predominantly by sales of our adapter products with Linux and Solaris software, followed by the sale of TOE adapters and iSCSI software storage products. We expect to see a continued increase in the sales of our Highwire products due to some prior design wins in the communications equipment markets going into production. All of our design wins and new customers are for applications using these product families. In addition, we will continue to sell and support our older VME products, but expect them to become a declining portion of our future net sales.

Our sales backlog at January 31, 2005 was $1.4 million, compared to $3.6 million at January 31, 2004, which included a $700,000 HP order for VME products. We anticipate an increase in our sales volume for adapter and HighWire products over the course of fiscal 2005 as our customers roll out their new products. We also expect to see an increase in sales of TOE and iSCSI products as these products gain market acceptance; however, there can be no assurances that such an increase or adoption will occur. The communications markets continue to be slow in recovering economically and due to the continuing economic uncertainty, our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

GROSS MARGIN

Gross margin as a percentage of sales in the first quarter of fiscal 2005 was 56% and was 55% during the first quarter of fiscal 2004. Our gross margin on sales of HP products for the quarter was 70% versus 77% in 2004. The slight increase in overall gross profit margin in fiscal 2005 compared to fiscal 2004 is partially due to the inclusion of $100,000 of non-cash intellectual property amortization expense in costs of goods sold in the first quarter of fiscal 2004. Intellectual property was fully amortized in the fiscal year ended October 31, 2004. We expect our gross margin to range between 48% and 50% for fiscal 2005.

However,   if   market   and   economic   conditions,    particularly   in   the
telecommunications sector, deteriorate or fail to recover, gross margin may be lower than projected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses representing engineering salaries and benefits, contract services and other costs to develop and enhance our products were $473,000 in the first quarter of fiscal 2004, a decrease of 6% from $505,000 in the first quarter of fiscal 2004. The decrease is primarily due to a decrease in project materials expense. We expect overall spending for our product research and development to range between 17% and 20% of net sales in fiscal 2005 as we remain committed to the development and enhancement of new and existing products, particularly TOE, iSCSI and VoIP products. We did not capitalize any internal software development costs in the first quarter of fiscal 2005.

SALES AND MARKETING

Sales and marketing expenses for the first quarter of fiscal 2005 were $559,000, an increase of 14% from $489,000 in the first quarter of fiscal 2004. The increase is primarily due to increased marketing program spending for our new TOE and iSCSI products. TOE/iSCSI are at the early stages of storage market acceptance and we will continue to increase our spending on marketing activities to capture market share in the emerging market space. We expect our sales and marketing expenses to range between 20% and 24% of net sales in fiscal 2005 as we continue to accelerate our product marketing efforts and attend an increasing number of industry specific trade shows.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $369,000 for the first quarter of fiscal 2005, virtually unchanged from $364,000 in the first quarter of 2004. We do expect an increase in our general and administrative expense due to compliance work related to the Sarbanes-Oxley Section 404 compliance. General and administrative expenses are expected to range between 14% and 18% of net sales for fiscal 2005.

LOAN RESERVE BENEFIT

On November 6, 1998, we made a loan to our retiring President and CEO, which was used by him to exercise an option to purchase 139,400 shares of our common stock and pay related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum and was due on December 14, 2003.

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

NET INCOME

As a result of the factors discussed above, we recorded net income of $177,000 in the first quarter of fiscal 2005, as compared to net income of $527,000 in the first quarter of fiscal 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any transactions, arrangements or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We also do not engage in leasing, hedging, research and development services, or other relationships that could expose us to liability that is not reflected on the face of the financial statements.

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

      -     the gross profit margin;

      -     the ability to raise additional capital, if necessary

      -     the ability to secure credit facilities, if necessary, and

      - the ability to successfully negotiate merger and partnership agreements to acquire certain intellectual property rights related to the storage and VoIP markets.

At January 31, 2005, we had cash and cash equivalents of $1.6 million, as compared to $1.8 million at October 31, 2004. In the first three months of fiscal 2005, $317,000 of cash was used in operating activities primarily as a result of an increase in our trade accounts receivable and a decrease in our accounts payable, partially offset by a decrease in inventory. The increase in trade accounts receivable is due to large shipments made to HP and two other customers during the later part of January. The decrease in accounts payable is related to payments to our contract manufacturers for finished goods inventory received at the end of October 2004. The decrease in inventory is due to the shipment of VME products to HP with an inventory cost of approximately $300,000 was in inventory at October 31, 2004. Working capital, comprised of our current assets less our current liabilities, at January 31, 2005 was $4.3 million, as compared to $3.9 million at October 31, 2004.

In the first three months of fiscal 2005, we purchased $38,000 of fixed assets, consisting primarily of computer and engineering equipment. Capital expenditures for each of the remaining quarters of fiscal 2005 are expected to range from $25,000 to $100,000 per quarter.

Cash from financing activities in the first three months of fiscal 2005 consisted of $79,000 in payments related to common stock purchases made by employees pursuant to the exercise of employee stock options.

We have a working capital line of credit with a Bank that with an annual renew date of May 14. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate, plus 1.50%. Draw-downs on the credit line are based on a formula equal to 80% of our domestic accounts receivable. We have not drawn down on this line of credit and have no amounts payable at January 31, 2005.

We believe our projected net sales during fiscal 2005 will generate sufficient cash flows to fund our operations through October 31, 2005 and beyond. Our projected future quarterly operational cash flow breakeven point (the point at which we would generate positive cash flow from operations) is expected to be $2.6 million to $2.7 million of net sales, assuming an expected 48% to 50% gross margin. Our projected net sales are based on a combination of increasing demand for existing products and market acceptance of recently released products, such as TOE and iSCSI, to a limited number of new and existing OEM customers and are based on internal and customer provided estimates of future demand, not firm customer orders. If the projected sales do not materialize, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. We have embarked on a strategy of acquiring certain intellectual property rights related to storage and VoIP products and our future liquidity may be affected by our ability to raise additional capital, if necessary. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of our common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at January 31, 2005 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2004, there has been no change in our exposure to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

         (a)        Evaluation of Disclosure Controls and Procedures

         An evaluation as of January 31, 2005 was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934
(the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         (b)        Changes in Internal Controls over Financial Reporting

            Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended January 31, 2005, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)   List of Exhibits

         Exhibit
         Number         Description
         ------         -----------

         2.1(1) Asset Purchase Agreement dated August 8, 2003, by and between D.R. Barthol & Company and SBE, Inc.

         3.1(2)         Certificate of Incorporation, as amended through March
                        29, 2004

         3.2(3)         Bylaws, as amended through December 8, 1998.

         10.1(4)        1996 Stock Option Plan, as amended.

         10.2(4) 1991 Non-Employee Directors' Stock Option Plan, as amended.

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

         10.7(4)        Full Recourse Promissory Note executed by William B.
                        Heye, Jr. in favor of the Company dated November 6, 1998, as amended and restated on December 14, 2001.

         10.8(7) Securities Purchase Agreement, dated July 27, 2003, between SBE, Inc. and purchasers of SBE's common stock thereunder, including form of warrant issued thereunder

         10.9(7)        Form of warrant issued to associates of Puglisi & Co.
                        ($1.50 exercise price)

         10.10(7) Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price)

         10.11 Employment agreement dated January 1, 2005, between SBE and Daniel Grey, President & CEO

         10.12 Severance agreement, dated April 12, 2004, between SBE and Daniel Grey, President and CEO

         10.13 Severance agreement, dated April 12, 2004, between SBE and David Brunton, Vice President Finance, Secretary, Treasurer & CFO

         10.14 Severance agreement dated April 12, 2004, between SBE and Kirk Anderson, Vice President, Operations

         10.15 Offer Letter, dated August 7, 2003, between SBE and Carl Munio, Vice President, Engineering

         10.16 Termination agreement, dated January 5, 2005, between SBE and William Heye, Jr., retiring President & CEO

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

            (7) Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.


(b) REPORTS ON FORM 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on January 1, 2005. The report provided information regarding the granting of options to purchase common stock to certain officers and directors on January 1, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 2, 2005.


                                               SBE, INC.
                                               Registrant


Date:  March 2, 2005                           By: /s/ Daniel B. Grey
                                                   --------------------------
                                                   Daniel B. Grey
                                                   Chief Executive Officer and
                                                   President
                                                   (Principal Executive Officer)


Date:  March 2, 2005                           By: /s/ David W. Brunton
                                                   --------------------------
                                                   David W. Brunton
                                                   Chief Financial Officer,
                                                   Vice President, Finance
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)