Form 10-Q
period 2005-04-30
SBE INC
filed 2005-06-02
CIK 87050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

              [X] Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant's Common Stock outstanding as of April 30, 2005 was 5,243,033.

                                    SBE, INC.

                        INDEX TO APRIL 30, 2005 FORM 10-Q


PART I   FINANCIAL INFORMATION

     ITEM 1       Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of
        April 30, 2005 and October 31, 2004....................................3

     Condensed Consolidated Statements of Operations for the
        three and six months ended April 30, 2005 and 2004.....................4

     Condensed Consolidated Statements of Cash Flows for the
        six months ended April 30, 2005 and 2004...............................5

     Notes to Condensed Consolidated Financial Statements......................6

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................12

     ITEM 3       Quantitative and Qualitative Disclosures about
                  Market Risk.................................................27

     ITEM 4       Controls and Procedures.....................................27

PART II  OTHER INFORMATION

     ITEM 4       Submission of Matters to a Vote of Security Holders.........28

     ITEM 6       Exhibits and Reports on Form 8-K............................29


SIGNATURES....................................................................31

EXHIBITS......................................................................32

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          April 30,  October 31,
    ASSETS                                                  2005        2004
                                                          --------    --------
                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                             $  1,221    $  1,849
    Trade accounts receivable, net                           1,599       1,668
    Inventories                                              1,474       1,926
    Other                                                      262         227
                                                          --------    --------
          Total current assets                               4,556       5,670

Property, plant and equipment, net                             392         427
Capitalized software costs, net                                149          48
Other                                                          288          28
                                                          --------    --------
          Total assets                                    $  5,385    $  6,173
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                $    854    $    856
    Accrued payroll and employee benefits                      329         391
    Capital lease obligations - current portion                 27          25
    Other accrued liabilities                                  164         459
                                                          --------    --------

          Total current liabilities                          1,374       1,731

Capital lease obligations and long term liabilities
   net of current portion                                      135         139
                                                          --------    --------

          Total liabilities                                  1,509       1,870
                                                          --------    --------

Commitments

Stockholders' equity:
    Common stock                                            16,175      15,755
    Deferred compensation                                      (88)         --
    Accumulated deficit                                    (12,211)    (11,452)
                                                          --------    --------
          Total stockholders' equity                         3,876       4,303
                                                          --------    --------
          Total liabilities and stockholders' equity      $  5,385    $  6,173
                                                          ========    ========


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           Three months ended    Six months ended
                                                April 30,            April 30,
                                             2005       2004      2005       2004
                                           -------    -------   -------    -------
Net sales                                  $ 1,706    $ 2,977   $ 4,520    $ 5,947

Cost of sales                                1,076      1,417     2,305      2,742
                                           -------    -------   -------    -------

       Gross profit                            630      1,560     2,215      3,205

Product research and development               573        543     1,046      1,048

Sales and marketing                            567        564     1,126      1,053

General and administrative                     426        400       795        764

Loan loss recovery                              --         --        --       (239)
                                           -------    -------   -------    -------


       Total operating expenses              1,566      1,507     2,967      2,626
                                           -------    -------   -------    -------

       Operating income (loss)                (936)        53      (752)       579

Interest income (expense)                       --          1        (3)         2
                                           -------    -------   -------    -------

       Income (loss) before income taxes      (936)        54      (755)       581

Income tax provision                            --         --         5         --
                                           -------    -------   -------    -------

Net income (loss)                          $  (936)   $    54   $  (760)   $   581
                                           =======    =======   =======    =======

Basic income (loss) per share              $ (0.18)   $  0.01   $ (0.15)   $  0.12
                                           =======    =======   =======    =======

Diluted income (loss) per share            $ (0.18)   $  0.01   $ (0.15)   $  0.09
                                           =======    =======   =======    =======

Basic - weighted average shares
  used in per share computations             5,207      5,003     5,175      4,961
                                           =======    =======   =======    =======

Diluted - weighted average shares
  used in per share computations             5,207      6,030     5,175      6,134
                                           =======    =======   =======    =======


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six months ended
                                                                          April 30,
                                                                     ------------------
                                                                       2005       2004
                                                                     -------    -------
Cash flows from operating activities:
     Net income (loss)                                               $  (760)   $   581
     Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
         Depreciation and amortization:
              Property and equipment                                     105        106
              Software                                                    20         22
         Deferred compensation                                            32         --
         Amortization of intellectual property                            --        204
         Changes in operating assets and liabilities:
              Accounts receivable                                         69        185
              Inventories                                                451        129
              Other assets                                              (294)      (173)
              Trade accounts payable                                      (2)      (119)
              Other accrued liabilities                                 (163)      (276)
                                                                     -------    -------
                  Net cash provided (used) by operating activities      (542)       659
                                                                     -------    -------

Cash flows from investing activities:
     Purchases of property, plant  and equipment                         (70)       (55)
     Capitalized software costs                                         (120)       (78)
                                                                     -------    -------
                  Net cash used in investing activities                 (190)      (133)
                                                                     -------    -------

Cash flows from financing activities:
     Proceeds from exercise of warrants                                   --        116
     Proceeds from repayment of stockholder note                          --        142
     Proceeds from exercise of stock options                             104        227
                                                                     -------    -------
                  Net cash provided by financing activities              104        485
                                                                     -------    -------

              Net increase (decrease) in cash and cash equivalents      (628)     1,011

Cash and cash equivalents at beginning of period                       1,849      1,378
                                                                     -------    -------
Cash and cash equivalents at end of period                           $ 1,221    $ 2,389
                                                                     =======    =======


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Non-cash stock portion of Antares purchase price                     $   196    $    --
                                                                     =======    =======


            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM PERIOD REPORTING:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six and months ended April 30, 2005 are not necessarily indicative of expected results for the full 2005 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2004.


MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as certain disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by us relate to matters such as potential liability for sales allowances, warranty and indemnification obligations, collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.


2.   INVENTORIES:

Inventories were comprised of the following (in thousands):

                                         April 30,    October 31,
                                           2005         2004
                                         ---------    -----------
              Finished goods$                257        $1,343
              Parts and materials          1,217           583
                                          ------        ------
                                          $1,474        $1,926
                                          ======        ======


3.   NET INCOME (LOSS) PER SHARE:

Basic income (loss) per common share for the three and six months ended April 30, 2005 and 2004 was computed by dividing the net income for such period by the weighted average number of shares of common stock outstanding for such period. .

Common stock equivalents for the three months and six months ended April 30, 2005 were 510,547 and 583,747, respectively and were anti-dilutive and as such are not included in the calculation of diluted net income per share. Common stock equivalents for the three months and six months ended April 30, 2004 were 1,026,890 and 1,173,517, respectively, and have been included in the calculation of diluted net income per share. The common stock equivalents for the three and six months ended April 30, 2004 include the following items: 1) 867,238 and 1,006,914 vested employee stock options, respectively; 2) 90,707 and 97,658 common stock equivalents subject to warrants, respectively 3) 68,945 shares of common stock to be issued in connection with the purchase of Antares.

                                                  Three months ended    Six months ended
($000 omitted)                                        April 30,              April 30,
--------------                                    ------------------   ------------------
                                                    2005       2004      2005       2004
                                                  -------    -------   -------    -------
BASIC

Weighted average number of
 common shares outstanding                          5,207      5,003     5,175      4,961
                                                  -------    -------   -------    -------

Number of shares for computation of
 net income (loss) per share                        5,207      5,003     5,175      4,961
                                                  =======    =======   =======    =======

Net income (loss)                                 $  (936)   $    54   $  (760)   $   581
                                                  =======    =======   =======    =======

Net income (loss) per share                       $ (0.18)   $  0.01   $ (0.15)   $  0.12
                                                  =======    =======   =======    =======


DILUTED

Weighted average number of
 common shares outstanding                          5,207      5,003     5,175      4,961

Shares issuable pursuant to options granted
 under stock option plans and warrants granted,
 less assumed repurchase at the average fair
 market value for the period                           --      1,027        --      1,173
                                                  -------    -------   -------    -------

Number of shares for computation of
 net income (loss) per share                        5,207      6,030     5,175      6,134
                                                  =======    =======   =======    =======

Net income (loss)                                 $  (936)   $    54   $  (760)   $   581
                                                  =======    =======   =======    =======

Net income (loss) per share                       $ (0.18)   $  0.01   $ (0.15)   $  0.09
                                                  =======    =======   =======    =======

4. STOCK BASED COMPENSATION:

At April 30, 2005, we had two stock-based employee compensation plans and one stock-based director compensation plan. We account for these plans under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") our net income (loss) and income
(loss) per share would have been as follows (in thousands):

                                             Three Months          Six Months
                                            Ended April 30,     Ended April 30,
                                           2005       2004      2005       2004
                                         -------    -------   -------    -------
Net income (loss), as reported           $  (936)   $    54   $  (760)   $   581

Add: Total stock-based compensation
expense (benefit) included in the net
loss determined under the recognition
and measurement principles of APB 25          --         --        --         --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   388         96     1,139        166
                                         -------    -------   -------    -------

Pro forma net income (loss)              $(1,324)   $   (42)  $(1,894)   $   415
                                         =======    =======   =======    =======
Income (loss) per share:
Basic - as reported                      $ (0.18)   $  0.01   $ (0.15)   $  0.12
                                         =======    =======   =======    =======
Basic - pro forma                        $ (0.25)   $ (0.01)  $ (0.37)   $  0.08
                                         =======    =======   =======    =======
Diluted - as reported                    $ (0.18)   $  0.01   $ (0.15)   $  0.09
                                         =======    =======   =======    =======
Diluted - pro forma                      $ (0.25)   $ (0.01)  $ (0.37)   $  0.07
                                         =======    =======   =======    =======

There were 280,000 stock options granted in the quarter ended April 30, 2005. The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: Dividend yield of 0%; expected volatility of 121.5%, risk-free interest rate of 3.1%, and expected life of four years.

5.   CONCENTRATION OF RISK:

In the three and six months ended April 30, 2005 and 2004, most of our sales were attributable to sales of communications products and were derived from a limited number of original equipment manufacturer ("OEM") customers. In our second quarter of fiscal 2005, we had sales to two customers that were each greater than 10% of our net sales for the quarter and collectively accounted for 54% of net sales during the second quarter of fiscal 2005. In our second quarter of fiscal 2004, we had sales to two customers that individually accounted for greater than 10% of our net sales for the quarter and collectively accounted for 50% of our net sales for that quarter. In the first six months of fiscal 2005, we had sales to three customers that were each greater than 10% of our sales for that period and collectively accounted for 61% of net sales during the first two quarters of fiscal 2005. In the first six months of fiscal 2004, we had sales to two customers that individually accounted for greater than 10% of our net sales for that period and collectively accounted for 56% of our net sales for the first two quarters of fiscal 2004.

As of April 30, 2005, we had two customers that each accounted for more than 10% of our accounts receivable compared to three customers as of April 30, 2004.

6.  WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

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

The following table sets forth an analysis of our warranty reserve at (in thousands):

                                                                     April 30,
                                                                   2005    2004
                                                                   ----    ----

       Warranty reserve at  beginning of period                    $ 20    $ 53
         Less: Cost to service warranty obligations                  (4)    (33)
         Plus: Increases to reserves                                  4      33
                                                                   ----    ----

       Total warranty reserve included in other accrued expenses   $ 20    $ 20
                                                                   ====    ====

The following is a summary of our agreements that we have determined are within the scope of the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45").

Indemnification Agreements:

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of any future amount paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of April 30, 2005 and October 31, 2004.

We enter into agreements with other companies containing indemnification provisions in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often relate to representations made by us with regard to our intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2005 and October 31, 2004.

Other:

We are the secondary guarantor on the lease assignment of our previous headquarters that expires in 2006. We believe we will not have to make any payments as a result of this guarantee and thus have not recorded a liability at April 30, 2005.


7.  LOAN TO OFFICER

On November 6, 1998, we made a loan to one of our officers and stockholders, which was used by the officer/stockholder to exercise an option to purchase 139,400 shares of our common stock and related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum, with interest due annually and the entire amount of the principal was due on December 14, 2003.

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

8.  DEFERRED COMPENSATION

On January 1, 2005, the Company's retiring President and Chief Executive Officer was awarded options to purchase 75,000 shares of the Company's stock at a price of $4.00 per share (closing price on December 31, 2004). The fair value of this option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The $120,000 deferred compensation is amortized to general and administrative expense at the rate of $8,000 per month over the 15 month vesting period ending March 2006 based on his continued service as a director of the Company. As of April 30, 2005, $32,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense.

9.  PENDING ACQUISITION AND PRIVATE PLACEMENT FINANCING

On March 28, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with PyX Technologies, Inc., a California corporation ("PyX"). The Merger Agreement provides for PyX to merge with and into a wholly-owned subsidiary of the Company. At the effective time of the merger, each share of issued and outstanding PyX Common Stock will be converted into the right to receive 0.46 shares of the Company's Common Stock, and all outstanding options to acquire PyX Common Stock will be assumed. A total of 2,561,050 shares of the Company's Common Stock will be issued in respect of outstanding PyX Common Stock. An additional 2,038,950 shares of the Company's Common Stock will be issuable upon exercise of assumed stock options for services of selling shareholders who will become employees of the Company. A total of 95% of the Company's shares issued in connection with the merger will be subject to a one-year market standoff, such that only 128,053 of such shares will be freely tradable prior to the first anniversary of the closing date. The Company has also agreed to register the option shares on a Form S-8 shortly following the closing. The option shares are issuable upon exercise of options, subject to vesting restrictions that do not begin to lapse until February 2006, except that if an optionee's employment is terminated without cause or the optionee resigns for certain specified reasons, the vesting will accelerate and the options will become fully vested. The Board of Directors of each of the Company and PyX have approved the Merger Agreement. The transactions contemplated by the Merger Agreement are subject to the approval of the Company's stockholders, the Company obtaining at least $5.0 million in gross proceeds from a financing to close in connection with the Merger, the receipt by the Company of audited financial statements of PyX and other customary closing conditions.

On May 4, 2005, the Company entered into a unit subscription agreement with AIGH Investment Partners, LLC and other accredited investors providing for the private placement of shares of the Company's common stock and warrants to purchase shares of the Company's common stock, with gross proceeds to the Company of $5,150,000. The unit subscription agreement provides that the investors will invest $5,150,000 for units consisting of one share of the

Company's common stock and a warrant to purchase 0.5 of a share of the Company's common stock concurrent with the close of the above merger agreement. The price per unit is to be the lowest of:

      o     $2.50;

      o 92% of the average closing sale price per share of the Company's common stock as quoted on the Nasdaq SmallCap Market for the five preceding consecutive trading days on which the Company's common stock trades ending on the date immediately before the closing date of the private placement; and

      o 95% of the closing sale price per share of the Company's common stock as quoted on The Nasdaq SmallCap Market on the trading day on which the Company's common stock trades immediately preceding the closing date of the private placement.

The Company has the right to terminate the unit subscription agreement and not close the transaction if the price per unit is less than $2.00.

The warrants issued in connection with the private placement will have a term of five years and will be exercisable at a per share price equal to 133% of the unit price, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like. The warrants will also contain a cashless exercise feature.

The Company has agreed to file a registration statement within 60 days after completion of the private placement registering for resale the shares of our common stock, including shares issuable upon exercise of the warrants, issued to the purchasers in the private placement.

The Company has capitalized in other assets approximately $254,000 in prepaid costs related to this transaction.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2004.


RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          RISKS RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO COMPLETE THE PYX MERGER AND THE PROPOSED PRIVATE PLACEMENT, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

If the merger with PyX and the private placement are not completed, our business and the market price of our stock price may be adversely affected. We currently anticipate that our available cash balances, available borrowings and cash generated from operations will be sufficient to fund our operations only through July 2005. If we are unable to complete the transactions, we may be unable to find another way to grow our business. Costs related to the transactions, such as legal, accounting and financial advisor fees, must be paid even if the transactions are not completed. In addition, even if we have sufficient funds to continue to operate our business but the transactions are not completed, the current market price of our common stock may decline.

WE DEPEND UPON A SMALL NUMBER OF ORIGINAL EQUIPMENT MANUFACTURERS ("OEM") CUSTOMERS. THE LOSS OF ANY OF THESE CUSTOMERS, OR THEIR FAILURE TO SELL THEIR PRODUCTS, COULD LIMIT OUR ABILITY TO GENERATE REVENUES. IN PARTICULAR, WE EXPECT HP WILL CEASE TO BE A SIGNIFICANT CUSTOMER OF OURS IN FISCAL 2005, AND OUR SUCCESS DEPENDS ON BEING ABLE TO REPLACE NET SALES PREVIOUSLY ATTRIBUTABLE TO HP WITH SALES TO OTHER CUSTOMERS.

In the first two quarters of fiscal 2005 and 2004, sales of Versa Module Europa ("VME") products to The Hewlett-Packard Company ("HP") accounted for 23% and 42%, respectively, of our net sales. We made our final shipment for $1.0 million of our VME products to HP in the first fiscal quarter of fiscal 2005. Our future success depends on being able to replace net sales previously attributable to HP with sales to other customers. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP.

Even after HP ceases to be a customer, we expect to continue to depend on sales to a small number of OEM customers, including Data Connection Limited and Nortel Networks. Sales to Data Connection Limited and Nortel Networks accounted for 34% and 20% of our net sales for the quarter ended April 30, 2005, respectively. There can be no assurance that we will become a qualified supplier with new OEM customers or that we will remain a qualified supplier with existing OEM customers.

Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers, could have a material adverse effect on our operating results, financial condition and cash flows.

As of April 30, 2005, Data Connection Limited and Nortel Networks individually accounted for 43% and 23% of our accounts receivable, respectively, and collectively accounted for 66% of our accounts receivable. A failure to collect outstanding accounts receivable from any of our OEM customers could have a material adverse effect on our business, operating results, financial condition and cash flows.

OUR FUTURE CAPITAL NEEDS MAY EXCEED OUR ABILITY TO RAISE CAPITAL OR USE OUR EXISTING CREDIT LINE WITH A BANK.

The development and marketing of our products is capital-intensive. We believe that our existing cash balances and our anticipated cash flow from operations and financing alternatives will satisfy our working capital needs only through July 2005. [Declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing or force us to draw down on our existing line of credit with a bank in fiscal 2005. In addition, should we experience a significant growth in customer orders or wish to make strategic acquisitions of business or assets, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.] Update for current cash situation

BECAUSE OF OUR DEPENDENCE ON SINGLE SUPPLIERS FOR SOME COMPONENTS, WE MAY BE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF SUCH COMPONENTS, OR WE MAY BE REQUIRED TO PAY HIGHER PRICES OR TO PURCHASE COMPONENTS OF LESSER QUALITY.

The chip sets used in most of our products are currently available only from Motorola. In addition, certain other components are currently available only from other single suppliers. If these suppliers discontinue or upgrade some of the components used in our products, we could be required to redesign a product to incorporate newer or alternative technology. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows. If enough components are unavailable, we may have to pay a premium in order to meet customer demand. Paying premiums for parts, building inventories of scarce parts and obsolesce of existing inventories could lower or eliminate our profit margin, reduce our cash flow and otherwise harm our business. To offset potential component shortages, we have in the past, and may in the future, carry an inventory of these components. As a result, our inventory of components parts may become obsolete and may result in write-downs.

IF WE FAIL TO DEVELOP AND PRODUCE NEW HIGHWIRE, WAN AND LAN ADAPTERS, TOE AND STORAGE PRODUCTS, WE MAY LOSE SALES AND OUR REPUTATION MAY BE HARMED.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as voice over IP ("VoIP"), third generation wireless services ("3G Wireless "), Serial ATA ("SATA "), , Internet Small Computer System Interface ("iSCSI")Serial Attached SCSI ("SAS "), Gigabit Ethernet, 10 Gigabit Ethernet and TCP/IP Offload Engine ("TOE"). There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products noncompetitive or obsolete.

We have focused a significant portion of our research and development, marketing and sales efforts on HighWire, wide area network ("WAN") and local area network ("LAN") adapters, encryption, iSCSI and TOE products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies, market acceptance of our products and our ability to sell our products. If the TOE, iSCSI, HighWire, encryption and adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

THE COMMUNICATIONS AND STORAGE PRODUCTS MARKET IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD REDUCE OUR REVENUES AND MARGINS.

We compete directly with traditional vendors of terminal servers, modems, remote control software, terminal emulation software and application-specific communications and storage solutions. We also compete with suppliers of routers, hubs, network interface cards and other data communications and storage products. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as switched digital telephone services, iSCSI, SAS, TOE, VoIP and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent that such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) that may offer communications services through their telephone networks.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS, AND THE DELAWARE GENERAL CORPORATION LAW, CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL.

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain other provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

OUR SALES AND OPERATING RESULTS HAVE FLUCTUATED, AND ARE LIKELY TO CONTINUE TO FLUCTUATE SIGNIFICANTLY IN FUTURE PERIODS, WHICH MAY CAUSE OUR STOCK PRICE TO FALL AS A RESULT OF FAILURE TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS.

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

In January 2004, we partnered with NCOMM, a New Hampshire company, to provide Call Control Trunk Management Software for our WAN wireline products. NCOMM delivers the underpinning drop-in software technology necessary to build interoperable, standards-compliant WAN access devices: framer configuration, alarming & fault management, PerfMon, line testing, signaling and Automatic Protection Switching. The combination of our WAN products and the NCOMM software reduces our telecommunications customers product time-to-market through turnkey T1/E1/T3/E3 telecommunications source code.

In April 2005, we contracted with SignaLogic, a Texas company, to develop a family of VoIP Digital Signal Protocol ("DSP") products that will interoperate with our HighWire and WAN products to provide a high-density cost efficient VoIP gateway with full media gateway functionality. The VoIP gateway is targeted at telecommunications, cable and Internet Service Providers (`ISP") companies that provide VoIP services. The first product will be completed in our third quarter.

We are currently developing an IP Post Branch Exchange ("PBX") software stack. The software stack will convert analog-based telecommunications signals into packet based signals to enable VoIP services using our WAN products.

In May 2004, we partnered with PyX Technologies, a California company, to provide iSCSI software products that strategically support our TOE development plans. Thishigh-value iSCSI storage software stack utilizes our TOE hardware to facilitate Internet based storage solutions to large, small and medium sized businesses. iSCSI is an end-to-end protocol for transporting storage I/O block data over an Internet Protocol ("IP") network. The protocol is used on servers (initiators), storage devices (targets), and protocol transfer gateway devices. iSCSI uses standard Ethernet switches and routers to move the data from the server to storage. The initiator is typically a host (either a PC, server or laptop) that is running an iSCSI initiator driver (such as the PyX or Microsoft iSCSI initiator) that will be accessing storage on the IP Storage Area Network ("SAN"). The target is any storage device, such as disk drives, raid systems, CDROM's, DVD's, or tapes. On March 28, 2005, we entered into a definitive merger agreement with PyX pursuant to which PyX will merge with and into a wholly-owned subsidiary of ours. This merger will allow us to own the intellectual property imbedded in the PyX iSCSI software product. The merger is subject to the approval of our stockholders.

Managing storage is universally regarded as one of the most burdensome of IT responsibilities. In the direct-attached storage environments that most small to mid-sized companies deploy, the process of managing storage is multiplied by the number of physical connection points and the number of storage systems in an organization. Imagine an environment with ten computers, each with its own storage system. Not only does that create ten point-for-management for the storage systems themselves, it also requires ten times the effort normally required in order to handle storage expansion, reallocation and repairs. With SANs, storage management is consolidated into a single point from which an IT manager can partition, allocate, expand, reassign, backup and repair storage. By moving to a SAN, small to mid-sized organizations can scale their storage infrastructure much more easily than with a direct attached storage system. When additional capacity is needed, IT managers can simply add additional storage to the SAN. IP SANs, such as iSCSI, provide higher-speed storage access than internal disks while also enabling load balancing across multiple connections. Remote storage powered by iSCSI also enables on-line data back up, disaster recover and high-speed access to data by remote users.

The PyX iSCSI software uses the port aggregation and port failover features of our TOE dual port Gigabit Ethernet card to recover from transmission failures. In addition, the PyX iSCSI software uses our TOE acceleration feature to obtain wire transmission speeds of up to two Gigabits per second. The SBE/PyX TOE/iSCSI product has Error Recovery Level 0 ("ERL0") through Error Recovery Level 2 ("ERL2") failure recovery functionality. ERL2 functionality is reached when a TCP/IP and iSCSI transmission can recover from a breakdown in the initiator, the target or the transport medium. When using the PyX ERL2 iSCSI software and our TOE hardware, the transmission is re-sent from the point of failure and not from the beginning of the transmission, as is the case with other ERL0 iSCSI products, enabling the user to ensure that all data has been transmitted successfully.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors, consequently, the timing of significant orders from major customers and their product cycles causes fluctuations in our operating results. HP has been the largest of our customers. Sales to HP accounted for 0% and 23% of our net sales in the three and six months ended April 30, 2005, respectively, and 36% and 42% for the same periods in fiscal 2004, respectively. We made our final shipment to HP in the first fiscal quarter of fiscal 2005. In the second quarter of fiscal 2005 sales to Nortel Networks and Data Connections Limited accounted for greater than 10% of net sales for the quarter. Nortel was the only customer other than HP that accounted for greater than 10% of our net sales in the three or six months ended April 30, 2004. As of April 30, 2005, Data Connection Limited and Nortel Networks individually accounted for 43% and 18% of our accounts receivable, respectively, and collectively accounted for 61% of our accounts receivable. HP accounted for 17% of our accounts receivable as of April 30, 2004 and two other customers each accounted for greater that 10% of our accounts receivable. No other customer individually accounted for more than 10% of our accounts receivable as of April 30, 2005 or 2004, respectively. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

Our  products  are   distributed   worldwide   through  a  direct  sales  force,
distributors,   independent   manufacturers'   representatives  and  value-added
resellers. Our business falls primarily within one industry segment.

BACKLOG

On April 30, 2005, we had a sales backlog of product orders of approximately $1.2 million compared to a sales backlog of product orders of approximately $4.8 million one year ago. None of the April 30, 2005 backlog is related to sales of VME products to HP, as compared to $2.8 million as of April 30, 2004.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Our policy is to recognize revenues for product sales upon shipment of our products to our customers, provided that no significant obligation on our part remains outstanding and collection of the receivable is considered probable. Shipping terms are generally FOB shipping point. We defer and recognize service revenues over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods ("COGS") at the time of shipment. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental to our products. We therefore do not recognize software revenues separately from the product sale.

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

Each distributor is also allowed certain price protection rights. If, and when, we reduce or plan to reduce the price of any of our products, and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when it places its next order with us. We record an allowance for price protection thereby reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. Reserves for the right of return and restocking are established based on the requirements of Statement of Financial Accounting Standards 48, "Revenue Recognition when Right of Return Exists," because we have visibility into our distributor's inventory and have sufficient history to estimate returns.

During the quarter ended April 30, 2005, $79,000, or 5%, of our sales were sold to distributors as compared to $361,000, or 12%, of our sales in the same quarter of fiscal 2004. During the six months ended April 30, 2005, $253,000, or 6%, of our sales were sold to distributors as compared to $590,000, or 10%, of our sales in the same period of fiscal 2004.

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

We also record an allowance for all customers based on certain other factors, including the length of time the receivables are past due and historical collection experience with customers. We believe our reported allowances are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional general and administrative expenses being recorded for the period in which such determination was made.

Warranty Reserves:

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to OEMs. Because there is no contractual right of return other than for defective products or stock rotation rights by certain distributors, we can reasonably estimate such returns and record a warranty reserve at the point of shipment. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent that we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in increased COGS and decreased gross profit margin.

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

Deferred Taxes

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of each of April 30, 2005 and October 31, 2004. In the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting S No. 123R, "Share Based Payments" ("SFAS 123R"), which amends Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and requires public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. As modified in April 2004, we will be required to comply with the provisions of SFAS 123R as of the first interim period for the fiscal year beginning on or after June 15, 2005. Thus, we will be required to comply with SFAS 123R beginning with our quarter ending January 31, 2006. We currently do not record compensation expense related to our stock-based employee compensation plans in our financial statements.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, our consolidated statements of operations data for the three and six months ended April 30, 2005 and 2004. These operating results are not necessarily indicative of our operating results for any future period.

                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                          APRIL 30,                  APRIL 30,
                                    --------------------       --------------------
                                      2005        2004           2005        2004
                                    --------    --------       --------    --------
Net sales                                100%        100%           100%        100%
Cost of sales                             63          48             51          46
                                    --------    --------       --------    --------
  Gross profit                            37          52             49          54
                                    --------    --------       --------    --------
Product research and development          34          18             23          18
Sales and marketing                       33          19             25          18
General and administrative                25          13             18          12
Loan benefit                              --          --             --          (4)
                                    --------    --------       --------    ---------
Total operating expenses                  92          50             66          44
                                    --------    --------       --------    --------
  Operating income (loss)                (55)          2            (17)         10
Interest income                           --          --             --          --
Income tax benefit                        --          --             --          --
                                    --------    --------       --------    --------
  Net income (loss)                      (55)%         2%           (17)%        10%
                                    =========   ========       =========   ========

NET SALES

Net sales for the second quarter of fiscal 2005 were $1.7 million, a 43% decrease from $3.0 million in the second quarter of fiscal 2004. For the first six months of fiscal 2005, net sales were $4.5 million, which represented a 24% decrease over net sales of $5.9 million for the same period in fiscal 2004. This decrease was primarily attributable to a decline in shipments to HP combined with a decrease in shipments in our adapter products. This decrease in shipments was partially offset by an increase in our HighWire business. Sales to HP were $0 and $1.0 million in the three and six months ended April 30, 2005, respectively, compared to $1.1 million and $2.5 million for the same periods of fiscal 2004, respectively. Sales to HP, primarily of VME products, represented

0% and 23% of total sales for the three and six months ended April 30, 2005 as compared to 36% and 42% of total sales during the comparable periods in fiscal 2004. We shipped our final order of VME products to HP in the first fiscal quarter of 2005 and do not expect sales of VME products to HP to be a substantial portion of our net sales in the future. We may not succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales attributable to HP. Data Connection Limited represented 34% and 22% and Nortel Networks represented 20% and 16% of our net sales for the three months and six months ended April 30, 2005, respectively. Nortel Networks was our only customer other than HP that individually accounted for over 10% of our sales in the three-month period ended April 30, 2004.

Sales of our adapter products were $812,000 and $1.7 million for the three and six months ended April 30, 2005, respectively, as compared to $1.5 million and $2.8 million for the same periods in fiscal 2004, respectively. Sales of our HighWire products were $707,000 and $1.3 million for the three and six months ended April 30, 2005, respectively, as compared to $323,000 and $476,000 for the same periods in fiscal 2004, respectively. Our adapter products are used primarily in edge-of-the-network applications such as Virtual Private Network ("VPN") and other routers, VoIP gateways and security devices. Our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices and VoIP providers. The Gigabit Ethernet and other adapter products we acquired in the Antares acquisition are used primarily in enterprise applications such as high-end servers and storage arrays using both Solaris and Linux software. In the next few years, if the acquisition of PyX is finalized, we expect our net sales will be generated primarily by sales of our iSCSI storage software products, followed by sales of our VoIP/HighWire products and our adapter products with Linux software. Although we expect to see sales growth in our iSCSI products as these products gain market acceptance, there can be no assurance that such an increase or adoption will occur. We expect to see continued slowness in the sale of our adapter products, but are encouraged by the acceptance of our HighWire products and expect to see continued grow in these high margin products. In addition, we will continue to sell and support our older VME products, but expect them to decline significantly as the OEM products in which they are embedded are phased out.

The communications market continues to be slow in recovering economically and, due to the continuing economic uncertainty, our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated among a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

GROSS MARGIN

Gross margin as a percentage of sales in the second quarter of fiscal 2005 was 37% as compared to 52% for the second quarter of fiscal 2004. For the first six months of fiscal 2005, our gross margin was 49% as compared to 54% for the same period in fiscal 2004. The decrease in the gross margin is due primarily to the product mix of our sales. In the quarter ended April 30, 2005, we had no sales to HP as compared to net sales of $1.1 million in the same quarter of fiscal 2004 and in the six months ended April 30, 2005, we had net sales of $1.0 million to HP as compared to $2.5 million in the same period last year. The gross margin on the HP sales was approximately 70% as compared to the average gross margin on HighWire and adapter products of mid-50%. We expect our gross margin to range between 47% and 49% for fiscal 2005. However, if market and economic conditions, particularly in the telecommunications sector, continue to deteriorate or fail to recover, our gross margin may be lower than expected.

PRODUCT RESEARCH AND DEVELOPMENT

Product research and development expenses for the three and six month periods ended April 30, 2005 were $573,000 and $1.1 million, respectively, a slight increase from $543,000 for each of the comparable three month period in fiscal 2004 and no change from the comparable six month period. The increase resulted primarily from engineering staffing increases to work on PyX software products. We remain committed to the development and enhancement of new and existing products and anticipate increasing our spending over the course of fiscal 2005 to capitalize on new products. We did not capitalize any internal software development costs in the six month period ended April 30, 2005.

SALES AND MARKETING

Sales and marketing expenses for the three and six month periods ended April 30, 2005 were $567,000 and $1.1 million, respectively, virtually unchanged from $564,000 and $1.1 million for the same periods in fiscal 2004. We expect our sales and marketing expenses to increase over the remainder of fiscal 2005 as we continue to accelerate our product marketing efforts and attend an increasing number of industry-specific trade shows, especially for the iSCSI and VoIP products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and six months periods ended April 30, 2005 were $426,000 and $795,000, respectively, an increase from $400,000 and $764,000 for the same periods in fiscal 2004. The increase in our general and administrative expense was primarily due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses are expected to remain flat for the remainder of fiscal 2005.

LOAN RESERVE BENEFIT

On November 6, 1998, we made a loan to our former president and chief executive offer, who retired as of December 31, 2004, which was used by him to exercise an option to purchase 139,400 shares of our common stock and pay related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum and was due on December 14, 2003.

On October 31, 2002, we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded against the loan at October 31, 2002.

During the fourth quarter of fiscal 2003, the officer repaid $362,800 of the loan and, as a result, we recognized a benefit of $235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. During the first quarter of fiscal 2004, the officer repaid the remaining loan balance in full and, as a result, we recorded a benefit of $239,000 relating to the reversal of the remaining loan impairment charge.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net losses of $936,000 and $760,000 in the three and six month periods ended April 30, 2005, as compared to net income of $54,000 and $581,000 for the same periods in fiscal 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

      -     actual versus anticipated increase in sales of our products;

      - ongoing cost control actions and expenses, including, for example, research and development and capital expenditures;

      - timing of product shipments, which occur primarily during the last month of the quarter;

      -     our gross profit margin;

      -     our ability to raise additional capital, if necessary; and

      -     our ability to secure credit facilities, if necessary.

At April 30, 2005, we had cash and cash equivalents of $1.2 million, as compared to $1.8 million at October 31, 2004. In the first six months of fiscal 2005, $542,000 of cash was used in operating activities, primarily as a result of our net loss and an increase in our other assets and a decrease in our accrued liabilities, partially offset by a decrease in inventory and accounts receivable. The decrease in accounts payable is related to payments to our contract manufacturers for finished goods inventory received at the end of October 2004. The decrease in inventory is due to the shipment of VME products to HP in January 2005 with an inventory cost of approximately $300,000 that was held as inventory at October 31, 2004. Working capital, comprised of our current assets less our current liabilities, at April 30, 2005 was $3.2 million, as compared to $3.9 million at October 31, 2004.

In the first six months of fiscal 2005, we purchased $70,000 of fixed assets, consisting primarily of computer and engineering equipment, and $120,000 in software, primarily for engineering and product design activities and payments related to the contract to design our VoIP products. Capital expenditures for each of the remaining quarters of fiscal 2005 are expected to range from $25,000 to $100,000 per quarter.

We received $104,000 in the first six months of fiscal 2005 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and the exercise of employee stock options.

We have a working capital line of credit with a Bank that has an annual renewal date of May 14. The credit line is secured by a first lien on all our assets and carries a floating annual interest rate equal to the bank's prime rate, plus 1.50%. Draw-downs on the credit line are based on a formula equal to 80% of our domestic accounts receivable. We have not drawn down on this line of credit and have no amounts payable at April 30, 2005.

Our projected quarterly cash flow break-even point is approximately $3.0 million to $3.1 million in net sales if gross margin is 47% to 49%. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis, maturity of less than three months. Our financial instrument holdings at April 30, 2005 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2004, there has been no change in our exposure to market risk.


ITEM 4.           CONTROLS AND PROCEDURES

         (a)        Evaluation of Disclosure Controls and Procedures

         An evaluation as of April 30, 2005 was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         (b)        Changes in Internal Controls over Financial Reporting

            The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended April 30, 2005, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders was held on Tuesday, March 22, 2005, at our corporate offices located at 2305 Camino Ramon, Suite 200, San Ramon, California.


The stockholders approved the following two items:

     (i) The election of two directors to hold office until the 2008 Annual Meeting of Stockholders:

                                               For           Withhold
                                            ---------        --------
                  Ronald Ritchie            4,995,934          4,843
                  Daniel Grey               4,995,405          5,372


     (ii) The ratification of the selection of BDO Seidman LLP as our independent auditors for the fiscal year ending October 31, 2005.

                                  For            Against       Abstain
                                ---------        -------       -------
                                4,996,990        1,767          2,020

ITEM 6.           EXHIBITS

Exhibit
 Number     Description
-------     -----------

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

10.8(4)+ Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M 018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation

10.9(7) Stock subscription agreement and warrant to purchase111,111 of SBE, Inc. Common Stock dated April 30, 2002 between SBE, Inc. and Stonestreet Limited Partnership.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 2, 2005.


                                        SBE, INC.
                                        Registrant


Date:  June 2, 2005                By:  /s/ Daniel Grey
                                        ------------------
                                                 Daniel Grey
                                                 Chief Executive Officer and
                                                 President
                                                 (Principal Executive Officer)

Date:  June 2, 2005                By:  /s/ David W. Brunton
                                        -----------------------------------
                                                 David W. Brunton
                                                 Chief Financial Officer,
                                                 Vice President, Finance
                                                 and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)