Form 10-Q
period 2005-07-31
SBE INC
filed 2005-08-31
CIK 87050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2005

[ ] Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the transition period from _______ to ________

                          Commission file number 0-8419
                                                 ------

                                    SBE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        94-1517641
-------------------------------                    -----------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No   X
                                     ---     ---

The number of shares of Registrant's Common Stock outstanding as of July 31, 2005 was 9,864,533.

                                    SBE, INC.

                        INDEX TO JULY 31, 2005 FORM 10-Q



PART I   Financial Information
Item 1   Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of
        July 31, 2005 and October 31, 2004...................................3

     Condensed Consolidated Statements of Operations for the
        three and nine months ended July 31, 2005 and 2004...................4

     Condensed Consolidated Statements of Cash Flows for the
        nine months ended July 31, 2005 and 2004.............................5

     Notes to Condensed Consolidated Financial Statements....................6

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................21

     Item 3       Quantitative and Qualitative Disclosures about
                  Market Risk................................................34

     Item 4       Controls and Procedures....................................35

PART II  Other Information

     Item 6       Exhibits ..................................................36


SIGNATURES...................................................................39

EXHIBITS.....................................................................40

PART I.     Financial Information
Item 1.     Financial Statements

                                    SBE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 July 31,            October 31,
                                                                                   2005                 2004
                                                                              --------------        --------------
                                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $     5,001     $           1,849
    Trade accounts receivable, net                                                     1,377                 1,668
    Inventories                                                                        1,446                 1,926
    Other                                                                                252                   227
          Total current assets                                                         8,076                 5,670

Property, plant and equipment, net                                                       380                   427
Capitalized software costs, net                                                          195                    48
Intellectual property, net                                                            12,183                   ---
Other                                                                                     33                    28
                                                                                 -----------           -----------
          Total assets                                                           $    20,867           $     6,173
                                                                                 ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                       $       456           $       856
    Accrued payroll and employee benefits                                                236                   391
    Capital lease obligations - current portion                                           28                    25
    Deferred revenue                                                                     123                   ---
    Other accrued liabilities                                                            231                   459
                                                                                 -----------           -----------

          Total current liabilities                                                    1,074                 1,731

Capital lease obligations and long-term liabilities,
   net of current portion                                                                124                   139
                                                                                 -----------           -----------

          Total liabilities                                                            1,198                 1,870
                                                                                 -----------           -----------
Commitments

Stockholders' equity:
    Common stock                                                                      35,373                15,755
    Deferred compensation                                                             (2,548)                  ---
    Accumulated deficit                                                              (13,156)              (11,452)
                                                                                 ------------          ------------
          Total stockholders' equity                                                  19,669                 4,303
                                                                                 -----------           -----------
          Total liabilities and stockholders' equity                             $    20,867           $     6,173
                                                                                 ===========           ===========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended                Nine months ended
                                                              July 31,                         July 31,
                                                         2005            2004             2005            2004
                                                     -----------      -----------     -----------      -----------

Net sales                                            $     1,720      $     2,899     $     6,240      $     8,846

Cost of sales                                              1,072            1,359           3,377            4,101
                                                     -----------      -----------     -----------      -----------

       Gross profit                                          648            1,540           2,863            4,745

Product research and development                             626              548           1,672            1,596

Sales and marketing                                          520              539           1,646            1,592

General and administrative                                   446              376           1,241            1,140

Loan loss recovery                                            --               --              --             (239)
                                                     -----------      -----------     -----------      ------------


       Total operating expenses                            1,592            1,463           4,559            4,089
                                                     -----------      -----------     -----------      -----------

       Operating income (loss)                              (944)              77          (1,696)             656

Interest income (expense)                                     (1)               2              (3)               4
                                                     ------------     -----------     ------------     -----------

       Income (loss) before income taxes                    (945)              79          (1,699)             660

Income tax provision                                         ---              ---               5              ---
                                                     ------------     -----------     -----------      -----------

Net income (loss)                                    $      (945)     $        79     $    (1,704)     $       660
                                                     ============     ===========     ============     ===========

Basic income (loss) per share                        $     (0.17)     $      0.02     $     (0.32)     $      0.13
                                                     ============     ===========     ============     ===========

Diluted income (loss) per share                      $     (0.17)     $      0.01     $     (0.32)     $      0.11
                                                     ============     ===========     ============     ===========

Basic - weighted average shares
  used in per share computations                           5,477            5,078           5,276            5,000
                                                     ============     ===========     ===========      ===========

Diluted - weighted average shares
  used in per share computations                           5,477            5,866           5,276            6,009
                                                     ============     ===========     ===========      ===========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Nine months ended
                                                                                    July 31,
                                                                           2005                  2004
                                                                       -----------           -----------
Cash flows from operating activities:
     Net income (loss)                                                 $    (1,704)          $       660
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
         Deferred stock-based compensation                                      56                    --
         Depreciation and amortization:
              Property, equipment and software                                 167                   202
              Amortization of intellectual property                             --                   306
         Changes in operating assets and liabilities:
              Trade accounts receivable                                        291                  (864)
              Inventories                                                      479                  (655)
              Other current and non-current assets                             (29)                  (32)
              Trade accounts payable                                          (400)                  369
              Other accrued liabilities and deferred revenue                  (198)                 (256)
                                                                       ------------          ------------
                  Net cash used in operating activities                     (1,338)                 (270)
                                                                       ------------          ------------
Cash flows from investing activities:
     Purchases of property, plant  and equipment                               (81)                  (85)
     Cash payments related to the purchase of PyX                             (359)                   --
     Capitalized software costs                                               (173)                 (111)
                                                                       ------------          -----------
                  Net cash used in investing activities                       (613)                 (196)
                                                                       -----------           -----------
Cash flows from financing activities:
     Proceeds from the sale of common stock and the
         exercise of warrants, net                                           4,999                   202
     Proceeds from repayment of stockholder note                                --                   142
     Proceeds from exercise of stock options                                   104                   241
                                                                       -----------           -----------
                  Net cash provided by financing activities                  5,103                   585
                                                                       -----------           -----------

              Net increase in cash and cash equivalents                      3,152                   119

Cash and cash equivalents at beginning of period                             1,849                 1,378
                                                                       -----------           -----------
Cash and cash equivalents at end of period                             $     5,001           $     1,497
                                                                       ===========           ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Non-cash stock portion of Antares purchase price                       $       197           $        --
                                                                       ===========           ===========
Non-cash stock portion of PyX purchase price                           $    11,714           $        --
                                                                       ===========           ===========

            See notes to condensed consolidated financial statements.

                                    SBE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Interim Period Reporting:

These condensed consolidated financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine and months ended July 31, 2005 are not necessarily indicative of expected results for the full 2005 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2004.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as certain disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates. We made significant estimates and judgments relating to matters such as potential liability for sales allowances, warranty and indemnification obligations, collectibility of accounts receivable, realizability of inventories and recoverability of capitalized software and deferred tax assets.

2. Inventories:

Inventories were comprised of the following (in thousands):

                                                 July 31,     October 31,
                                                   2005         2004
                                                ----------    ----------
             Finished goods                     $      997    $   1,343
             Parts and materials                       449          583
                                                ----------    ----------
                                                $    1,446    $    1,926
                                                ==========    ==========

3. Intangible Assets:

Intangible Assets consists of the allocation of the intellectual property relating to current products and the design of future Internet Small Computer System Interface ("iSCSI") software products acquired in connection with our acquisition of PyX Technologies on

July 26, 2005. All capitalized intellectual property will be amortized to cost of goods expense on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line. Intangible Assets subject to amortization are as follows (in thousands):

                                                Accumulated
                                     Gross     Amortization     Net
                                    -------   -------------     ---

Intellectual Property               $12,183        $0         $12,183
                                    =======   =============   =======

The estimated aggregate remaining amortization expense for each of the succeeding fiscal years is as follows (in thousands):

     2005         $   1,015
     2006             4,061
     2007             4,061
     2008             3,046
                  ---------
     Total        $  12,183

4. Revenue Recognition and Concentration of Risk:

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission.

We account for the licensing of software in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition". The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence ("VSOE") of fair value exists for those elements. We will defer all revenue related to the sale of our software products until such time that we are able to established VSOE for the undelivered elements related to our iSCSI software products or when we fulfill the undelivered elements.

Deferred revenue represents post-delivery engineering support and the right to receive unspecified upgrades/enhancements of our iSCSI software on a when-and-if-available basis.

In the three and nine months ended July 31, 2005 and 2004, most of our sales were attributable to sales of communications products and were derived from a limited number of original equipment manufacturer ("OEM") customers. In our third quarter of fiscal 2005, we had sales to two customers that were each greater than 10% of our net sales for the quarter. The sales to these customers combined totaled 62% of net sales during the third quarter of fiscal 2005. In our third quarter of fiscal 2004, we had sales to two customers that accounted for greater than 10% of our net sales for the quarter. The sales to these two customers totaled 67% of our net sales for that quarter. In the first nine months of fiscal 2005, we had sales to three customers that were each greater than 10% of our sales for that period. The sales to these two customers combined totaled 61% of net sales during the first nine-months of fiscal 2005. In the first nine months of fiscal 2004, we had sales to two customers that accounted for greater than 10% of our net sales for that period. The sales to these customers totaled 59% of our net sales for the first nine-months of fiscal 2004.

We have two customer (Data Connection Ltd and Nortel Networks) that accounted for more than 10% of our accounts receivable as of July 31, 2005 compared to two customers that accounted for more than 10% of our accounts receivable at July 31, 2004.

5. Acquisition of PyX Technologies, Inc.:

Effective July 26, 2005, we acquired PyX Technologies, Inc., a California corporation ("PyX") for a total purchase price of $11,714,000 paid to the selling shareholders of PyX in the form of shares of our common stock and the assumption of PyX's employee stock option plan plus cash expenses totaling $359,000 for legal, accounting and valuation services. A total of 2,561,050 shares of our common stock has been issued in respect of outstanding PyX common stock. We have agreed to register these shares pursuant to a Registration Statement on Form S-3 within 90 days following the closing of the acquisition. A total of 95% of the shares issued in connection with the merger will be subject to a one-year market standoff, such that only 128,053 of such shares will be freely tradable following registration prior to July 26, 2006. An additional 2,038,950 shares of our common stock will be issuable upon exercise of assumed stock options for services of selling shareholders who became our employees. The option shares are issuable upon exercise of options, subject to vesting restrictions that do not begin to lapse until February 2006, except that if an optionee's employment is terminated without cause or the optionee resigns for certain specified reasons, the vesting on the option will accelerate and become fully vested. We also agreed to register the option shares on a Form S-8 shortly following the closing.

The acquisition enabled us to obtain intellectual property related to iSCSI software which we consider to be complementary to our business. While this product has reached technological feasibility and is being capitalized as an intangible asset, we will continue to customize it to meet our specific customer needs.

A summary of the assets acquired and consideration paid is as follows:

      Tangible assets acquired                               $31,000
      Intellectual property                               12,183,000
                                                         -----------
      Total assets acquired                               12,214,000
      Liabilities assumed                                    500,000
                                                         -----------
      Net assets acquired                                $11,714,000
                                                         ===========

      Fair value of common stock provided                  9,040,000
      Fair value of stock options assumed                  5,158,000
      Less: value of deferred compensation
            related to stock options                      (2,484,000)
                                                         -----------
      Total consideration                                $11,714,000
                                                         ===========

We used the purchase method of accounting for the acquisition and combined PyX results of operations beginning July 26, 2005. The fair value of the common stock provided to the PyX shareholders was calculated as the value of the 2,561,050 shares of common stock multiplied by the closing price of our common stock on July 26, 2005 ($3.53 per share). The fair value of the 2,038,950 PyX stock options assumed by us was calculated using the Black-Scholes valuation model with the value of the unvested stock options recorded as deferred compensation (see Note 11) and the remaining fair value applied as part of the purchase price. We allocated the purchase price to the tangible assets and liabilities based on fair market value at the time of the acquisition and to intellectual property based on future expected cash flows to be derived from the acquired iSCSI software product line.

The unaudited pro forma results are provided for comparison purposes only and are not necessarily indicative of what actual results would have been had the PyX acquisition and the private equity offering transactions been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period. Had we acquired PyX at the beginning of the prior period, our results of operations would have been as follows (in thousands, except per share amounts):

For the periods ended,           Three months ended      Nine months ended
                                      July 31,                July 31,
                                2005          2004       2005          2004
                                ----         ------      ----          ----
Revenues                       $1,720        $2,901     $6,240        $8,850
Net loss                       (2,438)       (1,414)    (6,182)       (3,818)
Basic and diluted loss
per common share               $(0.30)       $(0.19)    $(0.79)       $(0.51)

We plan to amortize the intellectual property acquired in the PyX acquisition to expense over 36 months which is the estimated useful life at the time of acquisition.

6. Sale of Common Stock and Warrants:

On July 26, 2005, we closed a private placement with AIGH Investment Partners, LLC and other accredited investors providing for the sales and issuance of shares of our common stock and warrants to purchase shares of our common stock, with gross proceeds to us of $5,150,000. The investors invested $5,150,000 purchasing units consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock. The price per unit was $2.50 with aggregate proceeds to us of $5,150,000. We issued 2,060,000 shares of our common stock and warrants to purchase an additional 1,030,000 shares of our common stock in the future in connection with the private placement.

The warrants issued in connection with the private placement have a term of five years and are exercisable at a per share price equal to 133% of the unit price, or $3.33 per share, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like. The warrants also contain a cashless exercise feature.

We agreed to file a registration statement with 60 days of the closing of the private placement registering for resale the shares of our common stock, including shares issuable upon exercise of the warrants, issued to the purchasers in the private placement.

7. Net Income Per Share:

Basic income per common share for the three and nine months ended July 31, 2005 and 2004 was computed by dividing the net income for such period by the weighted average number of shares of common stock outstanding for such period. Common stock equivalents for the three months and nine months ended July 31, 2005 were anti-dilutive and as such are not included in the calculation of diluted net income per share. Common stock equivalents for the three and nine months ended July 31, 2004 have been included in the calculation of diluted net income per share (in thousands).

Common Stock Equivalents                                  Three months ended                Nine months ended
                                                               July 31,                         July 31,
                                                      ---------------------------      ---------------------------
                                                          2005           2004              2005           2004
                                                      -----------     -----------      -----------     -----------

Employee stock options                                        475             652              554             849

Common Stock to be issued
  related to purchase of Antares                               --              69               --              69

Warrants to purchase common stock                              47              67               57              91
                                                      -----------     -----------      -----------     -----------

Common stock equivalents                                      522             788              611           1,009
                                                      ===========     ===========       ==========     ===========

Net Income (Loss) Per Share                               Three months ended                Nine months ended
                                                               July 31,                         July 31,
                                                      ---------------------------      ---------------------------
                                                          2005           2004              2005           2004
                                                      -----------     -----------      -----------     -----------
BASIC

Weighted average number of
 common shares outstanding                                  5,477           5,078            5,276           5,000
                                                      -----------     -----------      -----------     -----------
Number of shares for computation of
 basic net income (loss) per share                          5,477           5,078            5,276           5,000
                                                      ===========     ===========      ===========     ===========

Net income (loss)                                     $      (945)    $        79      $    (1,704)    $       660
                                                      ===========     ===========      ===========     ===========

Basic net income (loss) per share                     $     (0.17)    $      0.02      $     (0.32)    $      0.13
                                                      ===========     ===========      ===========     ===========

DILUTED
Weighted average number of
 common shares outstanding                                  5,477           5,078            5,276           5,000

Shares issuable pursuant to options granted
 under stock option plans and warrants
 granted, less assumed repurchase at the average
 fair market value for the period                              --             788               --           1,009
                                                      -----------     -----------      -----------     -----------

Number of shares for computation of
 diluted net income (loss)  per share                       5,477           5,866            5,276           6,009
                                                      ===========     ===========      ===========     ===========

Net income (loss)                                     $      (945)    $        79      $    (1,704)    $       660
                                                      ===========     ===========      ===========     ===========

Diluted net income (loss) per share                   $     (0.17)    $      0.01      $     (0.32)    $      0.11
                                                      ============    ===========      ===========     ===========

8. Stock Based Compensation:

At July 31, 2005, we had three stock-based employee compensation plans, including the PyX employee stock option plan assumed as part of the purchase of PyX on July 26, 2005, and one stock-based director compensation plan. We account for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and income (loss) per share would have been as follows (in thousands):

                                                                              Three Months                  Nine Months
                                                                              Ended July 31,               Ended July 31,
                                                                           2005          2004           2005            2004
                                                                         -------       --------        -------         ------
Net income (loss), as reported                                           $  (945)      $     79        $(1,704)         $ 660

Add: Total stock-based compensation
expense (benefit) included in the net income
determined under the recognition and
measurement principles of APB Opinion 25                                      --             --             --             --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                                   124            150          1,130            316
                                                                         -------       --------        -------         ------

Pro forma net income (loss)                                              $(1,069)      $    (71)       $(2,834)        $  344
                                                                         =======       ========        =======         ======
Income (loss) per share:
Basic - as reported                                                      $ (0.17)      $   0.02        $ (0.32)        $ 0.13
                                                                         =======       ========        =======         ======
Basic - pro forma                                                        $ (0.20)      $  (0.01)       $ (0.54)        $ 0.05
                                                                         =======       ========        =======         ======
Diluted - as reported                                                    $ (0.17)      $   0.01        $ (0.32)        $ 0.11
                                                                         =======       ========        =======         ======
Diluted - pro forma                                                      $ (0.20)      $  (0.01)       $ (0.54)        $ 0.04
                                                                         =======       ========        =======         ======

There were 95,000 stock options granted plus the assumption of 2,038,950 stock options outstanding under the PyX employee stock option plan in the quarter ended July 31, 2005. The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

For the periods ended,              Three months ended      Nine months ended
                                         July 31,                July 31,
                                    2005          2004      2005          2004
                                    ----          ----     ----          ----
Dividend yield                         0%            0%       0%            0%
Volatility                           115%          111%     115%          111%
Risk-free interest rate             3.87%         3.17%    3.87%         3.17%
Expected life - years                  4             4        4             4

9. Warranty Obligations and Other Guarantees:

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

The following table sets forth an analysis of our warranty reserve at (in thousands):

                                                                   July 31,
                                                               2005       2004
                                                               ----       ----

Warranty reserve at  beginning of period                       $ 20      $ 53
  Less: Cost to service warranty obligations                     (4)      (33)
  Plus: Increases to reserves                                     4        33
                                                                  -        --

Total warranty reserve included in other accrued expenses      $ 20      $ 20
                                                               ====      ====


The following is a summary of our agreements that we have determined are within the scope of the Financial Accounting Standards Board's ("FASB") Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45").

Indemnification Agreements:
We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of any future amount paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of July 31, 2005 and October 31, 2004.

We enter into agreements with other companies containing indemnification provisions in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often relate to representations made by us with regard to our intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2005 and October 31, 2004.

Other:
We are the secondary guarantor on the lease assignment of our previous headquarters that expires in 2006. We believe we will not have to make any payments as a result of this guarantee and thus have not recorded a liability at July 31, 2005.

10. Loan to Officer:

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

During the fourth quarter of fiscal 2003, the officer sold 139,400 shares of our common stock and used the proceeds from the stock sale to repay $362,800 of the loan. As a result of the fiscal 2003 loan payment, we recognized a benefit in the fourth quarter of 2003 of

$235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. In November 2003, the officer sold additional shares of our common stock and used the proceeds to repay the remaining loan balance in full. As a result, in our first quarter of fiscal 2004 we recorded a benefit of $239,000 resulting from the reversal of the remaining loan impairment charge.

11. Deferred Compensation:

On January 1, 2005, our retiring President and Chief Executive Officer was awarded options to purchase 75,000 shares of our common stock at a price of $4.00 per share (closing price on December 31, 2004). The fair value of this option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The $120,000 deferred compensation is amortized to general and administrative expense at the rate of $8,000 per month over the 15 month vesting period ending March 2006 based on his continued service as a director. As of July 31, 2005, $56,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense.

We assumed the PyX employee stock option plan as part of the July 26, 2005 acquisition of PyX and as a result an additional 2,038,950 shares of our common stock, with an exercise price of $2.17, will be issuable upon exercise of assumed stock options. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The $2,484,000 deferred compensation related to this transaction will be amortized to expense at the rate of $57,800 per month over the remaining 43 month vesting period beginning August 2005 and ending February 2009.

The estimated aggregate remaining amortization expense for each of the succeeding fiscal years is as follows (in thousands):

     2005           $   205
     2006               724
     2007               692
     2008               692
     2009               235
                    -------
     Total          $ 2,548
                    =======


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

Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

                          Risks Related to Our Business


We may not realize any anticipated benefits from the acquisition of PyX Technologies, Inc..

We acquired PyX Technologies, Inc. (`PyX") on July 26, 2005. While we believe that our opportunities are greater than our opportunities prior to the acquisition and that we will be able to create substantially more stockholder value, there is substantial risk that the synergies and benefits sought in the acquisition might not be fully achieved. There is no assurance that PyX's technology can be successfully integrated into our existing product platforms or that our financial results will meet or exceed the financial results that would have been achieved absent the acquisition. As a result, our operations and financial results may suffer and the market price of our common stock may decline.

If PyX's products contain undetected errors, we could incur significant unexpected expenses and experience product returns and lost sales.

The Internet Small Computer System Interface ("iSCSI") software products developed by PyX are highly technical and complex. While PyX's products have been tested, because of their nature, we can not be certain of their performance either as stand-alone products or when integrated with our existing product line. Because of PyX's short operating history, we have little information on the performance of its products. There can be no assurance that defects or errors may not arise or be discovered in the future. Any defects or errors in PyX's products discovered in the future could result in a loss of customers or decrease in net revenue and market share.

If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for the source code.

Source code, the detailed program commands for our iSCSI software programs, is one of the most significant asset we own. While we license certain portions of our source code to certain licensees, we take significant measures to protect the secrecy of large portions of our source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins.

We depend upon a small number of Original Equipment Manufacturers ("OEM") customers. The loss of any of these customers, or their failure to sell their products, could limit our ability to generate revenues. In particular, the Hewlett-Packard Company ("HP") ceased to be a significant customer of ours in the first quarter of fiscal 2005, and our success depends on being able to replace net sales previously attributable to HP with sales to other customers.

In the first three quarters of fiscal 2005 and 2004, sales of Versa Module Europa ("VME") products to HP accounted for 16% and 47%, respectively, of our net sales. We made our final shipment for $1.0 million of our VME products to HP in the first quarter of fiscal 2005. Our future success depends on being able to replace net sales previously attributable to HP with sales to other customers. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP or that we will become a qualified supplier with new OEM customers or remain a qualified supplier with existing OEM customers.

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

The development and marketing of our products is capital-intensive. We believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the foreseeable future. Declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing in fiscal 2006. In addition, should we experience a significant growth in customer orders or wish to make strategic acquisitions of a business or assets, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

Because of our dependence on single suppliers for some components, we may be unable to obtain an adequate supply of such components, or we may be required to pay higher prices or to purchase components of lesser quality.

The chip sets used in certain of our products are currently available only from a single supplier. If these suppliers discontinue or upgrade some of the components used in our products, we could be required to redesign a product to incorporate newer or alternative technology. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows. If enough components are unavailable, we may have to pay a premium in order to meet customer demand. Paying premiums for parts, building inventories of scarce parts and obsolesce of existing inventories could lower or eliminate our profit margin, reduce our cash flow and otherwise harm our business. To offset potential component shortages, we have in the past, and may in the future, carry an inventory of these components. As a result, our inventory of components parts may become obsolete and may result in write-downs.

If we fail to develop and produce new products, we may lose sales and our reputation may be harmed.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as Voice over IP ("VoIP"), third generation wireless services ("3G Wireless"), Serial ATA ("SATA"), iSCSI, Serial Attached SCSI ("SAS"), Gigabit Ethernet, 10 Gigabit Ethernet and TCP/IP Offload Engine ("TOE"). There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products obsolete.

We have focused a significant portion of our research and development, marketing and sales efforts on VoIP, HighWire, wide area network ("WAN") and local area network ("LAN") adapters, encryption, iSCSI and TOE products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies, market acceptance of our products and our ability to sell our products. If the VoIP, TOE, iSCSI, HighWire, encryption and adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

Our iSCSI and VoIP products will require a substantial product development investment by us and we may not realize any return on our investment.

The development of new or enhanced products is a complex and uncertain process. As we integrate the PyX products into our product line, our customers may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements, both to our existing product line as well as to the PyX products. Development costs and expenses are incurred before we generate any net revenue from sales of the products resulting from these efforts. We expect to incur substantial research and development expenses relating to the PyX product line, which could have a negative impact on our earnings in future periods.

The storage and embedded products market is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

We compete directly with traditional vendors of storage software and hardware devices, including Fibre Channel SAN products, open source "free" software, TCP/IP Offload Engines and application-specific storage solutions. We compete with communications suppliers of routers, switches, gateways, network interface cards and other products that connect to the Public Switched Telephone Network
(PSTN) and the Internet. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as Fibre Channel, switched digital telephone services, iSCSI, SAS, TOE, VoIP and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent that such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) and storage product providers (such as EMC Corporation, Network Appliance, Inc. and Qlogic Corporation).

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

We depend on our key personnel. If we are unable to retain our current personnel and hire additional qualified personnel as needed, our business will be harmed.

We are highly dependent on the technical, management, marketing and sales skills of a limited number of key employees. We do not have employment agreements with, or life insurance on the lives of, any of our key employees. The loss of the services of any key employees could adversely affect our business and operating results. Our future success will depend on our ability to continue to attract and retain highly talented personnel to the extent our business grows. Competition for qualified personnel in the networking and software industries, and in the San Francisco Bay Area, is intense. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required.

We may be unable to protect our intellectual property, which could reduce any competitive advantage we have.

Although we believe that our future success will depend primarily on continuing innovation, sales, marketing and technical expertise and the quality of product support and customer relations, we must also protect the proprietary technology contained in our products. We do not currently hold any patents and rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in our products. There can be no assurance that steps taken by us in this regard will be adequate to deter misappropriation or independent third-party development of our technology. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us.


               Risks Associated with Ownership of Our Common Stock

Our common stock has been at risk for delisting from the Nasdaq SmallCap Market. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. Our stockholders' equity as of July 31, 2005 was approximately $19.7 million and our closing bid price on July 29, 2005 was $3.46. Although we currently meet all the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price decline, our common stock could be subject to potential delisting from the Nasdaq SmallCap Market.

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

If we continue to experiences losses, we could experience difficulty meeting our business plan, and our stock price could be negatively affected.

We may experience operating losses and negative cash flow from operations as we develop and market the iSCSI software solution acquired in the PyX acquisition. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock. Historically, PyX has not been profitable on a quarterly or annual basis, and we expect that the combined company will incur net losses for the foreseeable future. We anticipate that we will continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues if we are to achieve and maintain profitability. A substantial failure to achieve profitability could make it difficult or impossible for us to grow our business. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase revenues would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Future sales of our common stock, including shares issued in the PyX acquisition and the private placement could cause the market price for our common stock to significantly decline.

Sales of substantial amounts of our common stock in the public market could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. In addition, the public perception that these sales might occur could have the same undesirable effects. The PyX shareholders who received shares of our common stock in the PyX acquisition entered into agreements that provide, in part, that, with respect to 95% of the shares of our common stock that the shareholder received in connection with the acquisition, the shareholder will not sell these shares until one year after the acquisition is completed. However, we are required to file a registration statement for the resale of all shares that we issued in the merger no later than 90 days after the acquisition was completed. In addition, we are required to register for sale all of the shares issued in the private placement no later than 60 days after the private placement was completed. The purchasers in the private placement are not subject to any lockup with respect to the shares they purchased in the private placement. Once the registration statement relating to such shares becomes effective, the shares issued in the private placement will generally be freely tradeable without restriction. Such free transferability could materially and adversely affect the market price of our common stock. We intend to register the shares issued in connection with the acquisition at the same time we register the shares issued in connection with the private placement. As a result, sales under the registration statement will include a very substantial number of shares and percentage of our common stock. Holders of approximately 44.3% of the outstanding shares of our common stock will have the right to sell their shares pursuant to these registration rights and holders of an additional approximately 5.7% of the outstanding shares of our common stock, assuming no further issuances of shares of our common stock, will have the right to sell their shares after the one year period has passed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We believe that the economy has largely recovered from the recession that began in 2001, caused primarily by "dot.com" companies exploiting the growth potential of the Internet as well as telecommunications companies over-building infrastructure. Today, capital spending in the United States has experienced two and a half years of growth and many analysts are optimistic about continued growth for several years. In addition, we believe that providers of computer solutions are increasingly outsourcing their product needs to companies like us, allowing these companies to respond faster with innovative new technology. By entering into these outsourcing arrangements, these companies are able to maintain a focus on their core competency while SBE provides the technical expertise in network connectivity.

Due to the worldwide acceptance of the TCP/IP as the core building block of the Internet, both consumers and businesses are converting vertical applications for use on the Internet. The primary reasons for the success of Internet Protocol ("IP") based solutions include enhanced functionality, reduced start-up costs, and lower cost of ownership. IP networking solutions address the expansion of the virtual workforce, globalization, explosive growth of communications traffic, and the increased need for business agility by breaking down distance barriers and enabling new ways to share information and collaborate in a global business environment. Consequently, these new solutions provide businesses a competitive edge with improved productivity and communication.

Many of our customers and prospects have indicated their intentions to support IP based software and hardware solutions. In order to realize our growth goals we've been making several moves to maximize opportunities in two dynamic markets, IP Storage and Voice over IP ("VoIP") communications. For example we recently acquired PyX Technologies, Inc., a technology company that develops software products for the Internet Small Computer System Interface ("iSCSI") enterprise storage market. iSCSI enables networked computers to access and store data using standard TCP/IP networks. Among the many features it offers, iSCSI provides remote access to secure multi-terabyte storage using desktops, laptops, PDAs, or other mobile devices, and offers significant cost savings over existing storage alternatives. In addition, our development of digital signal processor ("DSP") modules allows SBE to leverage our current products to enable existing customers to take advantage of a new and explosive market: VoIP.

Industry experts in IP storage and VoIP project growth trends that justify our efforts in these markets. Recent reports from International Data Corporation ("IDC") indicate that the iSCSI market grew from $18 million in 2003 to $113 million in 2004. Furthermore, IDC forecasts the IP storage area network ("SAN") market to reach $296 million in 2005 and $2.7 billion by 2008. Reports from Infonetics Research indicate that the market for VoIP products grew from $1 billion in 2003 to $2 billion in 2004. Furthermore, Infonetics Research forecasts the VoIP market to reach $3 billion in 2005 and $5 billion by 2007.

Following the PyX acquisition, we operate in two business units; Storage Business Unit and Embedded Business Unit.

The Storage Business Unit

Our Storage Business Unit is focused on providing storage networking OEM customers with scalable, reliable IP storage solutions. Our flagship storage product is our iSCSI target and initiator software enabling remote storage functionality on Linux host computers.

To date, the iSCSI software products have been successfully integrated into solutions serving a variety of applications, including security surveillance, storage virtualization, Network Attached Storage ("NAS"), and Remote Access Storage ("RAS"). Our newly-formed Storage Business Unit is proactively engaging in strategic initiatives to bring a broader spectrum of feature-rich IP storage solutions to market. Over the course of the next year these solutions will satisfy the growing and evolving requirements of the storage networking industry.

Storage Products

iSCSI is an end-to-end protocol for transporting block level storage data over the IP network. The protocol is used on servers (initiators), storage devices (targets), and protocol transfer gateway devices. iSCSI uses standard Ethernet switches and routers to move the data from the server to storage device. The initiator is typically a host (either a PC, server or laptop) that is running an iSCSI initiator driver that will be accessing storage on the IP SAN. The target is any storage system, including disk drives, RAID, CDROM's, DVD's, or tapes.

All of our iSCSI products conform to the iSCSI standard as ratified by the Internet Engineering Task Force ("IETF"). Fault tolerant features are inherent to the core architecture, therefore our solutions support port aggregation (the ability to dynamically add multiple ports together) and port failover (re-routes data traffic around failing ports and subnets) if desired. The iSCSI target software is "initiator agnostic" and is compatible with Microsoft Windows, Solaris, BSD, and most other initiators on the market today. The software is user friendly and features an intuitive graphical user interface ("GUI") for fast integration and configuration into Linux systems.

In addition to software products, we have a considerable investment in TCP/IP Offload Engine ("TOE") technology. Tuned with the iSCSI target and initiator drivers, the TOE offers a dual port gigabit Ethernet interface for powerful port aggregation and failover to the network. We intend to develop future products leveraging both the iSCSI and TOE technologies to the extent there is market demand.

Storage Business Unit Goals

We expect that the storage industry will begin to experience widespread iSCSI deployment in 2006. Thus far, 2005 has been a strategic growth year, resulting in several key OEM relationships including LSI Logic who bundles our iSCSI target software with their SATA RAID controller products. This higher level of integration adds value to large computer and storage OEM's as they respond to increasing demand for iSCSI products.

The Embedded Business Unit

The Embedded Business Unit provides board-level network communications solutions that are embedded in the computing equipment that OEM's sell to end users. Our solutions enable both data communications and telecommunications companies to rapidly deploy advanced networking products and services. We currently offer a broad selection of WAN interfaces such as T1 and T3 and LAN interfaces such as Gigabit Ethernet and programmable intelligent processor platforms for the embedded server market. These products perform critical computing and Input/Output ("I/O") functions in the embedded communications markets, including VoIP, routers, switches, SS7 gateways, WiMAX concentrators, and wireless base stations. Recently, we entered into a development and marketing alliance with Texas Instruments ("TI") focused on the introduction a series of new DSP modules. These modules are designed to enable the maximum number of voice channels given the PTMC form factor.

Embedded Products

On the highest level, we provide integrated blade-level solutions based on a flexible and programmable intelligent processor with user-defined combinations of modules attached. With DSP and 24-port modules running T1/Telogy's award-winning VoIP software, today's users can quickly and easily aggregate telephones into a VoIP network. Software tools and protocols are available to enhance the Linux operating system environment that controls the data pathway to each I/O module used (DSP, T1, E1, T3, etc.)

The intelligent processor platforms and DSP modules can be purchased separately and used for numerous applications ranging from military command and control to industrial processing. Based on engineering standards, the products are compatible with many third party products available.

The Embedded Business Unit continues to offer its WAN and LAN interface adapters. These adapters provide connections to outside networks and support a variety of clear channel T1/E1 and T3, or channelized access to individual DSOs, including DSU/CSU capability. Our Gigabit Ethernet adapters provide network access to either copper or fiber LAN's and offer connectivity and multi-port density to gateways or other host processors.

Embedded Business Unit Goals

We expect to continue shipping our products at roughly the same revenue level as 2005 throughout 2006, and expect revenues from VoIP and gateway products to grow in 2007.

We further expect that our marketing alliance with TI will result in more customers for our DSP based products.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods sold ("COGS") at the time of shipment. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. We, therefore do not recognize software revenue related to our hardware products separately from the hardware product sale.

When selling hardware, our agreements with OEMs, such as Data Connection Limited and Nortel Networks Corp., typically incorporate clauses reflecting the following understandings:

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

Our agreements with our distributors include certain product rotation and price protection rights. All distributors have the right to rotate slow moving products once each fiscal quarter. The maximum dollar value of inventory eligible for rotation is equal to 25% of our products purchased by the distributor during the previous quarter. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional products of ours equal to at least the dollar value of the products that they want to rotate.

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection at the time of the price reduction, thereby reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. We believe we are able to fully evaluate potential returns and adjustments and continue to recognize the sale based on shipment to our distributors. Reserves for the right of return and restocking are established based on the requirements of SFAS 48, "Revenue Recognition when Right of Return Exists."

During the quarter ended July 31, 2005, $173,000 or 10% of our sales were sold to distributors compared to $168,000 or 6% in the same quarter of fiscal 2004. During the nine months ended July 31, 2005, $426,000 or 7% of our sales were sold to distributors compared to $706,000 or 8% in the same period of fiscal 2004. Our reserves for distributor programs total approximately $22,000 as of July 31, 2005.

Software Products

With the acquisition of PyX, we will also derive future revenues from the following sources: (1) software, which includes new iSCSI Target and Initiator software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition". The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence ("VSOE") of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of our iSCSI software on a when-and-if-available basis, the fair value of which is recognized over the product's estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. We will defer all revenue related to the sale of our software products until such time that we are able to established VSOE for the undelivered elements related to our iSCSI software products or when we fulfill the undelivered elements.

For software license arrangements that do not require significant modification or customization of the underlying software, we will recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Substantially all of our new software license revenue will be recognized in this manner. No software license revenue has been recognized to date.

Certain software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

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

Deferred Taxes:

We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets as of July 31, 2005 and October 31, 2004, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Acquisitions:

The PyX acquisition has been accounted for using the purchase method of accounting and, accordingly, the statements of operations include the results of PyX since the date of acquisition, July 26, 2005. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We allocated the purchase price to the tangible assets and liabilities based on fair market value at the time of the acquisition and to intellectual property based on future expected cash flows to be derived from the acquired iSCSI software product line.

Intangible Assets:

We do not amortize goodwill from acquisitions, but do amortize other acquisition-related intangibles and costs in accordance with Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". All of the intangible assets that we currently own are intellectual property acquired in the PyX acquisition.

For intangible assets, we amortize the cost over the estimated useful life and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions are unfavorable.

New Accounting Pronouncements:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payments" ("SFAS 123R"), which amends Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," and requires public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. As modified in April 2004, we will be required to comply with the provisions of SFAS 123R as of the first interim period for the fiscal year beginning on or after June 15, 2005. Thus, we will be required to comply with SFAS 123R beginning with our quarter ending January 31, 2006. We currently have recorded compensation expense related to stock options awarded to our retired President and Chief Executive Officer. The value of these stock options were recorded as deferred compensation and are amortized to expense over the vesting period. We also recorded deferred compensation on the balance sheet related to the fair value of the stock options assumed in the acquisition of PyX. We will amortize this deferred compensation to expense over the future vesting period of these stock options beginning August 1, 2005. . We currently do not record compensation expense related to our other stock-based employee compensation plans in our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

In May 2005, the FASB issued SFAS No. 154, "Account Changes and Error Corrections." This new standard replaces APB Opinion 20, "Accounting Changes", and FASB No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of the provisions of SFAS No. 154 will not have a material impact on our results of operations, financial positions or liquidity..

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended July 31, 2005 and 2004. These operating results are not necessarily indicative of our operating results for any future period.

                                       Three Months Ended              Nine Months Ended
                                   --------------------------       --------------------------
                                            July 31,                         July 31,
                                            --------                         --------
                                       2005          2004               2005          2004
                                   -----------    -----------       -----------    -----------
Net sales                                  100%           100%              100%           100%
Cost of sales                               62             47                54             46
                                   -----------    -----------       -----------    -----------
 Gross profit                               38             53                46             54
                                   -----------    -----------       -----------    -----------
Product research and development            37             19                27             18
Sales and marketing                         30             19                26             18
General and administrative                  26             13                20             13
Loan loss recovery                         ---            ---               ---             (3)
                                   -----------    -----------       -----------    ------------
Total operating expenses                    93             51                73             46
                                   -----------    -----------       -----------    -----------

  Net income (loss)                        (55)%            3%              (27)%            8%
                                   ===========    ===========       ===========   ============

Net Sales

Net sales for the third quarter of fiscal 2005 were $1.7 million, a 41% decrease from $2.9 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, net sales were $6.2 million, which represented a 29% decrease over net sales of $8.8 million for the same period in fiscal 2004. This decrease was primarily attributable to a decrease in shipments to HP. We had no shipments to HP in the three months ended July 31, 2005 and $1.0 million in the nine months ending July 31, 2005, compared to $1.6 million and $4.2 million for the same periods of fiscal 2004. Sales to HP, consisting primarily of VME products, represented 0% and 16% of total sales for the three and nine months ended July 31, 2005, respectively, compared to 55% and 47% of total sales during the comparable periods in fiscal 2004. Data Connection Limited ("DCL") has partially filled the gap left by the termination of our OEM agreement with HP. DCL accounted for over 42% and 28% of our net sales for the three and nine month period ended July 31, 2005, respectively, compared to 11% and 6% of sales in the same periods of 2004. In addition, Nortel Networks accounted for 20% and 17% of our net sales for the quarter and nine months ended July 31, 2005, respectively, as compared to 6% and 13% of our net sales for the same periods in 2004.

Sales of our products acquired in the Antares acquisition in 2003 continue to decrease and were $173,000 and $426,000 for the three and nine months ended July 31, 2005, respectively, as compared to $203,000 and $1.0 million for the same periods in 2004. We expect to continue to see a degradation in the sales of these products as they reach the end of their technological lifecycle. Sales of our adapter products were $756,000 and $2.3 million for the three and nine months ended July 31, 2005, respectively, as compared to $1.1 million and $3.6 million for the same periods in fiscal 2004. Sales of our HighWire products were $703,000 and $1,994,000 for the three and nine months ended July 31, 2005, respectively, as compared to $401,000 and $876,000 for the same periods in fiscal 2004.

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

In the next few years, we expect our net sales will be generated primarily by sales of our iSCSI storage software products, followed by sales of our VoIP/HighWire products and with Linux software. We have begun to see market acceptance of our iSCSI software products and have signed software contracts with four OEM's in the storage marketplace including LSI Logic for use in conjunction with their newly introduced iMegaRAID(R) adapter product and OnStor for use in their Bobcat NAS gateway product. To date, our iSCSI software products have been successfully integrated into solutions serving a variety of applications, including security surveillance, storage virtualization, Network Attached Storage ("NAS"), and Remote Access Storage ("RAS"). Our most recent iSCSI customer is using our iSCSI software in conjunction with our TOE adapter card in a storage gateway switching product. Although we expect to see sales growth in our iSCSI products as these products continue to gain market acceptance, there can be no assurance that such an increase or adoption will occur. We also expect to see continued slowness in the sale of our adapter products, but are encouraged by the acceptance of our HighWire products and expect to see continued growth in these high margin products. In addition, we will continue to sell and support our older VME products, but expect sales for them to decline significantly as the OEM products in which they are embedded are phased out.


Our sales backlog at July 31, 2005 was $1.6 million compared to a backlog on July 31, 2004 of $3.9 million, including an HP order of VME products of $1.7 million. Our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated among a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

Gross Margin

Gross margin as a percentage of sales in the third quarter of fiscal 2005 was 38% compared to 53% for the third quarter of fiscal 2004. For the first nine months of fiscal 2005 our gross margin was 46% compared to 54% for the same period in fiscal 2004. The decrease in the gross margin is due primarily to the product mix of our sales. In the quarter ended July 31, 2005, we had no sales to HP as compared to net sales of $1.6 million in the same quarter of fiscal 2004 and in the nine months ended July 31, 2005, we had net sales of $1.0 million to HP as compared to $4.2 million in the same period last year. The gross margin on the HP sales was approximately 70% as compared to the average gross margin on HighWire products approximately 60% and adapter products approximately 55%. We also wrote down obsolete Antares inventory which contributed to the decline in our gross margin for the quarter. We expect our gross margin to range between 47% and 49% for fiscal 2005. We expect to see a significant improvement in our future gross margin as we begin to sell our iSCSI software and VoIP products. Software is a very high gross margin product and our VoIP products will have a 60% gross margin and as these product lines increase as a percentage of our total sales we will see a corresponding increase in our overall gross margin. However, if market and economic conditions, particularly in the communications and storage sectors, deteriorate or fail to recover, our gross margin may be lower than expected.

We recorded $12.2 million in intellectual property costs consist of the allocation of costs associated with the purchase of current and the design of future products from PyX on July 26, 2005. All capitalized intellectual property will be amortized to costs of goods expense over thirty-six months which is the expected useful life. The quarterly amortization expense will be approximately $1,015,000 and will commence on August 1, 2005.

Product Research and Development

Product research and development expenses for the three and nine months ended July 31, 2005 were $626,000 and $1.7 million, respectively, a slight increase from $548,000 and $1.6 million for the same periods in fiscal 2004. The increase resulted primarily from the salaries related to engineering staffing increases. We will continue to see increases in engineering expenses as a result of the PyX acquisition. As part of the acquisition we hired four PyX engineers and will continue to hire additional engineering resources, particularly software engineers and engineering support personnel to continue to develop the iSCSI storage software and VoIP products. We did not capitalize any internal software development costs in the nine-month period ended July 31, 2005.

Sales and Marketing

Sales and marketing expenses for the three and nine month periods ended July 31, 2005 were $520,000 and $1.6 million, respectively, a slight decrease from $539,000 and $1.6 million for the same periods in fiscal 2004. The decrease is primarily due to decreased commissions directly related to decrease sales. We will continue to increase our marketing program spending for iSCSI storage software and VoIP products, in addition to hiring new marketing and sales personnel. We hired a sales Vice President and an additional sales professional to sell our PyX iSCSI storage product and will hire additional product managers and a technical support engineers as required. We expect our sales and marketing expenses to continue to increase as we execute against our sales and marketing strategies in the coming year.

General and Administrative

General and administrative expenses for the three and nine months periods ended July 31, 2005 were $446,000 and $1.2 million, respectively, an increase from $376,000 and $1.1 million for the same periods of fiscal 2004. This increase was due to an increase in our reserves for uncollectible accounts receivable in the quarter ended July 31, 2005. In addition, we incurred considerable expense in our compliance efforts related to Section 404 of the Sarbanes-Oxley Act of 2002. We will continue to control our spending in the general and administrative side of the business and focus the majority of our spending on our product development and sales efforts.

We assumed the PyX employee stock option plan as part of the July 26, 2005 acquisition of PyX and recorded $2,484,000 of deferred compensation. The amortization expense related to the deferred compensation will be include in our general and administrative expense and will be amortized at the rate of $57,800 per month over the remaining 43 month vesting period beginning August 2005 and ending February 2009.

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

Net Income (Loss)

As a result of the factors discussed above, we recorded a net loss of $945,000 and $1.7 million in the three and nine months ended July 31, 2005, as compared to net income of $79,000 and $660,000 for the same periods in fiscal 2004.

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

At July 31, 2005, we had cash and cash equivalents of $5.0 million, as compared to $1.8 million at October 31, 2004. In the first nine months of fiscal 2005, $1.3 million of cash was used in operating activities primarily as a result of generating net losses of $1.7 million for the nine months ended July 31, 2005. The net loss for the period was partially offset by a decrease in our inventory and trade accounts receivable. We had a decrease in our accounts payable and other liabilities that served to use additional cash. The decrease in inventory is due to the shipment of VME products to HP in January 2005 with an inventory cost of approximately $300,000 that was held as inventory at October 31, 2004. We have also been carefully controlling our spending on inventory and are actively attempting to reduce our overall level of inventory. The decrease in trade accounts receivable is due to a general decrease in overall sales activity in fiscal 2005 as compared to the end of fiscal 2004. The decrease in accounts payable is related to payments to our contract manufacturers in the beginning of fiscal 2005 for finished goods inventory received at the end of October 2004. Working capital, comprised of our current assets less our current liabilities, at July 31, 2005 was $7.0 million, as compared to $3.9 million at October 31, 2004.

In the first nine months of fiscal 2005, we purchased $81,000 of fixed assets, consisting primarily of computer and engineering equipment and $173,000 in software, primarily for engineering and product design activities and payments related to the contract to design our VoIP products. Capital expenditures for the remaining quarter of fiscal 2005 is expected to range from $25,000 to $100,000.

We received $104,000 in the first nine months of fiscal 2005 from payments related to common stock purchases made by employees pursuant to our employee stock purchase plan and the exercise of employee stock options.

On July 27, 2005, we sold 2,060,000 shares of common stock plus warrants to purchase 1,030,000 shares of common stock for approximately $5.2 million in a private placement transaction with AIGH Investment Partners, LLC and other accredited investors. The net cash proceeds after expenses were approximately $5.0 million.

We cancelled our working capital line of credit with a Bank on its renewal date of May 14, 2005.

Our projected quarterly cash flow break-even point is approximately $3.3 million to $3.6 million in net sales at a gross margin of 75% to 77%. Although our current gross margin is significantly lower than the mid-70% range, we expect our gross margin to increase significantly as software sales become the dominant product in our product sales mix. We do expect to continue to increase our expenditures on engineering and sales and marketing activities to develop and market new and existing products, especially in the IP storage and communications markets. We will have significant non-cash expenses in the coming quarters and years related to the amortization of the intellectual property and deferred compensation recorded as a result of the PyX acquisition. Because of the non-cash expenses related to the PyX acquisition and anticipated increases in our expenditure levels, we expect to generate net losses for the foreseeable future. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. In addition, the markets for IP storage, particularly iSCSI NAS and SAN storage appliances, is a new market and may not gain acceptance as quickly as we predict. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis, principally money market instruments with maturities of less than three months. We have no other investments with significant interest rate risks. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2004, there has been no change in our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation as of July 31, 2005 was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarter ended July 31, 2005, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that the Company's disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of the Company's disclosure control system were met.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) A special meeting of stockholders was held on Tuesday, July 26, 2005, at our corporate offices located at 2305 Camino Ramon, Suite 200, San Ramon, California.

The stockholders approved the following two items:

      1. Approval of the merger agreement between the Company and PyX Technologies, Inc. and the issuance of 2,561,050 shares of the Company's common stock to PyX Technologies, Inc. shareholders, was 2,727,537 votes for to 38,540 votes against with 13,355 votes abstaining; on that basis, the merger agreement was ratified and approved.

      2. Approve the unit subscription agreement and the issuance of units consisting of one share of the Company's common stock and a warrant to purchase an additional one-half share of the Company's common stock for an aggregate gross proceeds of $5,150,000 in a private placement, was 2,723,452 votes for to 41,922 votes against with 14,058 votes abstaining; on that basis, the unit subscription agreement was ratified and approved.


Item 6. Exhibits

   Exhibit
   Number       Description
   -------      -----------

    2.1 (1) Asset Purchase Agreement dated August 8, 2003, by and between D.R. Barthol & Company and SBE, Inc.

    2.2 Agreement and Plan of Merger and Reorganization, dated March 28, 2005, by and among SBE, Inc., PyX Acquisition Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.

    3.1(2) Certificate of Incorporation, as amended through December 15, 1997.

    3.2(3)      Bylaws, as amended through December 8, 1998.

    4.1 Investor Rights Agreement, dated July 26, 2005, between SBE, Inc. and the investors listed on Exhibit A thereto.

    4.2         Form of warrant issued on July 26, 2005.

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

  10.13(9) Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price)

  10.14 Unit Subscription Agreement, dated May 4, 2005, by and between SBE, Inc. and the other parties thereto.

   31.1         Certification of Chief Executive Officer

   31.2         Certification of Chief Financial Officer

   32.1 Certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 31, 2005.


                                                SBE, Inc.
                                                ---------
                                                Registrant



Date: August 31, 2005                  By:      /s/ Daniel Grey
                                                ------------------
                                                Daniel Grey.
                                                Chief Executive Officer and
                                                President
                                                (Principal Executive Officer)


Date:  August 31, 2005                 By:      /s/ David W. Brunton
                                                ------------------------------
                                                David W. Brunton
                                                Chief Financial Officer,
                                                Vice President, Finance
                                                and Secretary
                                                (Principal Financial and
                                                Accounting Officer)