Form 10-K
period 2005-10-31
SBE INC
filed 2006-01-20
CIK 87050

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

For the fiscal year ended October 31, 2005

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

         4000 Executive Parkway, Suite 200, San Ramon, California 94583
              (Address of principal executive offices and Zip Code)

                                 (925) 355-2000
              (Registrant's Telephone Number, including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

      The approximate aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on April 30, 2005 as reported on the Nasdaq SmallCap Market, was $11,877,000. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

      The number of shares of the registrant's common stock outstanding as of December 31, 2005 was 9,892,347.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders, scheduled for March 21, 2006, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

                                    SBE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I

       Item 1    Business                                                      4
       Item 1A   Risk Factors                                                 15
       Item 2    Properties                                                   20
       Item 3    Legal Proceedings                                            20
       Item 4    Submission of Matters to a Vote of Security Holders          20

PART II

       Item 5    Market for Registrant's Common Equity,
                      Related Stockholder Matters and Issuer
                      Purchases of Equity Securities                          22
       Item 6    Selected Financial Data                                      23
       Item 7    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           23
       Item 7A   Quantitative and Qualitative Disclosures about Market Risk   38
       Item 8    Financial Statements and Supplementary Data                  38
       Item 9    Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                  38
       Item 9A   Controls and Procedures                                      38
       Item 9B   Other Information                                            39

PART III

       Item 10   Directors and Executive Officers of the Registrant           40
       Item 11   Executive Compensation                                       40
       Item 12   Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters          40
       Item 13   Certain Relationships and Related Transactions               40
       Item 14   Principal Accountant Fees and Services                       40

PART IV

       Item 15   Exhibits and Financial Statement Schedules                   41

SIGNATURES                                                                    44

                   SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements set forth in or incorporated by reference in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, our expectations regarding our sales of iSCSI software, our expectations regarding the market for client server networking products, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding our operations. Words such as "may," "will," "should," "believes," "anticipates," "expects," "intends," "plans," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Item 1A Risk Factors" on page 15 and elsewhere in this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Overview

SBE, Inc. engineers and provides standards based hardware and software products to original equipment manufacturers (OEMs) who embed our products into their systems to provide data storage and network connectivity solutions for the enterprise storage and telecommunications markets.

Our operations are organized into two business segments: Embedded and Storage Products. The Embedded Products segment designs and manufactures a broad range of embedded computing products including Voice over IP (VoIP), T1/T3 adapter cards and programmable intelligent processing platforms. Revenue from this business segment in 2005 was $8.1 million, representing 100% of our total sales. The Storage Products segment develops standards-based Internet Small Computer System Interface (iSCSI) software for a newly emerging Internet Protocol (IP) based storage market. The Storage business was purchased in July 2005 and had no revenues in 2005.

We believe that there is a continuing trend towards the use of IP based software and hardware solutions for storage and networking applications such as storage and communications over the Internet. Industry experts in IP storage and VoIP project growth trends that justify our efforts in these markets. Recent reports from International Data Corporation (IDC) indicate that the iSCSI based IP storage area networks (SAN) market will reach $296 million in 2005 and $2.7 billion by 2008. Reports from Infonetics Research indicate that the market for VoIP products will grow to $5 billion in 2007. In fiscal 2005 we made significant strategic moves to maximize our opportunities in the IP Storage and VoIP communications markets. (i)

      o We acquired PyX Technologies, Inc. (PyX), a privately-held software company that developed iSCSI products for the enterprise storage market. Developed by the Internet Engineering Task Force (IETF), iSCSI is a storage protocol that offers customers the consolidation, scalability, and management advantages of a SAN, without requiring the use of unfamiliar, complex, and expensive Fibre Channel network infrastructure. The iSCSI protocol is a block Input/Output (I/O) protocol implemented on industry standard TCP/IP, typically Ethernet-based, networks. Among the many features it offers, iSCSI provides remote access to secure multi-terabyte storage using desktops, laptops, personal digital assistant (PDA), or other mobile devices, and offers significant cost savings over existing storage alternatives. By merging PyX's iSCSI software with SBE's traditional embedded communications hardware, we believe that we now have the necessary hardware technology and software to create high-performance, cost-effective IP-based storage blades for use by our traditional telecommunications customers as well as by OEMs in the emerging IP SAN enterprise storage markets.

      o We developed our digital signal processor (DSP) adapters that allow us to leverage our current embedded adapter and intelligent carrier card products to enable our existing customers to take advantage of two significant markets: VoIP and Video over IP. A DSP is a specialized microprocessor uniquely designed to facilitate high speed audio and video processing. All of our DSP products can be combined with our intelligent carrier card hardware plus our I/O and connectivity modules to create a robust gateway on a blade that is a critical component for building VoIP or Video over IP networks.

Among the primary reasons for the success of IP-based solutions are enhanced functionality, reduced start-up costs, and lower cost of ownership. IP voice, data and networked storage solutions are designed to address the expansion of the virtual workforce, globalization, growth of communications traffic, and the increased need for business agility by breaking down distance barriers and enabling new ways to share and store information and collaborate in a global business environment. Consequently, these new solutions provide businesses a competitive edge with improved productivity and communication.

Our goal is to deliver exceptional value to our OEM customers by providing IP-based products and services that set the standard for interoperability, state-of-the-art functionality and ease of integration. Our unwavering focus on meeting this goal extends from product design and system operation through support and business operations. We believe this ultimately results in significant customer advantages, including:

o Accelerated time-to-deployment. We position ourselves as an extension of our customers' engineering teams, focusing on satisfying their price/performance and time-to-market challenges through product innovation, technological expertise, and comprehensive support. By doing so, we reinforce the advantages and efficiencies of outsourcing embedded hardware and software, and allow our customers to focus their resources on their core competencies and value-added services.

o Full Standards Compliance Solutions. We help ensure rapid application deployment and smooth integration into our customers' products by utilizing and supporting industry standards-compliant hardware and software development. We actively contribute and participate in key industry organizations, such as the Storage Networking Industry Association (SNIA), VME International Trade Association (VITA), and PCI Industrial Computers Manufacturers Group (PICMG). SNIA brings together vendors, resellers and consumers of data storage and storage networking products/services to deliver architectures, education, and services that will propel storage networking solutions into the broader market. VITA is the champion for open technology in the bus and board market. PICMG is a consortium of over 450 companies who collaboratively develop specifications that adapt Peripheral Component Interconnect, a local computer bus standard developed by Intel Corporation (PCI), technology for use in industrial and telecommunications computing applications. We plan to continue to adopt and design products in compliance with widely-accepted industry standards as it applies to new technologies, including 10 Gigabit Ethernet (10G), iSCSI, AdvancedTCA (ATCA) and AdvancedMC (AMC).

o Linux On Demand. We offer Linux Operating System (OS) support across all of our board level and storage software products. Many of our customers have and continue to develop on Linux platforms. Providing OEMs with Linux drivers and board support packages helps reduce development overhead, decrease deployment times and ensure successful product integration. We plan to expand future developments on Linux-based products as well as other emerging technologies that enable us to be well-positioned for integration into next generation networking applications.

o Strategic Alliances. Our goal is to deliver superior solutions to our OEM customers. We believe that partnerships with our OEM customers will enhance our ability to reduce implementation times, increase application availability, and provide the highest level of solution support to customers. Our partners are vital to our success in this area, and we have significant partner relationships with both hardware and software business application companies including:

      o LSI Logic, Inc. (LSI), a leading provider of application-specific integrated circuit (ASICs) and storage solutions to bundle our iSCSI software with their MegaRAID(R) 300-8X SATA RAID storage adapter. This combined product is sold and marketed under the name iMegaRAID by LSI.

      o Texas Instruments (TI), is a leading provider of DSPs. We partner with TI to supply the most advanced voice, video, and data components available for integration into our voice and video over IP solutions. We are a member of the TI TMS320(TM) third party program, With more than 650 independent companies and consultants, this program is one of the most extensive collection of global DSP development support in the industry. Through our partnership with TI, we believe that our customers have easy access to a broad range of application software, development hardware and software and consulting services.

      o HCL Technologies (HCL), is a leading global solutions provider in information technology (IT), IT infrastructure services and business process outsourcing (BPO). We believe that our partnership with HCL allows us to strengthen our ability to rapidly respond to a dynamic business environment, adapt to changing market conditions, and optimize technology resources for our storage software products.

      o NComm provides comprehensive wide area network (WAN) solutions coupling our high-performance WAN adapter cards with NComm's intelligent top-level software drivers. Portable to any of our customers' operating systems, NComm's Trunk Management Software
            (TMS) performs all aspects of connectivity with our adapter products, including alarming, performance monitoring and signaling. We believe that this joint solution results in significant cost savings for our customers and speeds up their time-to-market by 6-12 months.

      o We are collaborating with Signalogic, Inc., a Texas corporation, to develop our VoIP products featuring TI's programmable DSPs with Telogy Software(R) and Wintegra's WinPath network processor to enable integration of voice, data, and fax over IP.

      o We are an active member of Sun Microsystems' iForce and Solaris Ready Partner programs. In addition, we supply a variety of SCSI, Gigabit Ethernet and I/O adapters to Sun Professional Services and other Sun-based organizations.

Products & Technologies

Over the past several years we have witnessed a proliferation of new applications in the networking market relating to IP-based technologies. OEMs are placing a heavy emphasis on cost-effective, feature-rich, highly configurable, standards-based solutions that can be seamlessly integrated into their systems. As the way we do business continues to change and evolve in the face of new challenges, such as using the Internet for communications and storage applications, networking infrastructure must change and evolve to accommodate current business needs. IP technologies, such as iSCSI and VoIP, have been touted by many as being "disruptive" technologies that will not only create new industries, but will also change the way of life across the globe. Our embedded hardware and software solutions enable storage and networking OEMs to rapidly deploy next generation solutions in the storage, high-end enterprise class server, data communications, and telecommunications markets. In catering to both the IP storage and embedded markets, our solutions have been integrated into a multitude of applications worldwide, including network attached storage
(NAS)/SAN gateways, disaster recovery solutions, virtual private networks
(VPNs), remote access devices, data/voice convergence, voice conferencing, VoIP gateways, wireless networks, satellite communications, IP SANs, and mission critical data centers.

Storage Products

iSCSI Storage Software Management Solutions

Developed to extend the reach of SANs by enabling SAN functionality over the IP network, iSCSI technology uses the SCSI command set over TCP/IP, enabling any requesting node on the IP network (the initiator) to contact any remote storage server (the target) and perform block I/O on the target as if it was a local hard drive. Because of the ubiquity of IP networks, iSCSI can be used to transmit data over local area networks (LANs), WANs, or the Internet and can enable location independent data storage and retrieval. iSCSI has no distance limitations, can utilize existing network infrastructure, does not require specialized training, and takes advantage of Ethernet's economies of scale. With the immediate availability of 10G adapters and switches, we believe that iSCSI SANs can more than double the performance levels of leading-edge Fibre Channel implementations, while mass adoption continues to drive costs down. Specifically, the availability of 10G copper-based equipment will make 10G deployments even more affordable.

Managing storage is regarded as one of the most burdensome responsibilities of a company's data center management. In the direct-attached storage (DAS) environments that most small to mid-sized companies deploy, the process of managing storage is made more difficult by the number of physical connection points and the number of storage systems in the organization. Imagine an environment with ten computers, each with its own storage system. That creates ten storage systems that need to be managed and maintained, which then equates to ten times the effort normally required in order to handle storage expansion, reallocation and repairs. One of the main driving forces behind a transition from DAS to an IP SAN is often high data growth and the need for operations efficiency. In these circumstances the legacy DAS environment becomes increasingly complex, backup/restore operations become increasingly unreliable, and the storage environment is unable to support the demands of the business. On top of all that, regulatory compliance pressures, the need to integrate geographically dispersed data assets, and the availability of effective information life-cycle management solutions create further issues and serve as drivers behind the move to IP SANs. Another significant driver behind IP SANs is the availability of data center staff. Most smaller, regional, and departmental data centers have to operate with limited staff. Often, the decision to move to a SAN environment hinges on whether the existing staff can handle it. In these cases an IP SAN solution becomes a viable alternative, since it can almost always be more easily managed by existing staff and skill sets.

Designed for virtualizing physical media, iSCSI is ideal for storage applications serving databases, streaming audio/video servers, as well as clustered computing. iSCSI with full Error Recovery Level 2 (ERL2) enables robust disaster recovery, back-up, and replication over remote sites via existing IP WANs. Given its thin software layer, network administrators can turn almost any TCP-enabled device into an iSCSI initiator or target, giving near universal access to a network while preserving existing Ethernet investments.

Our iSCSI solution is scalable from Wi-Fi to 10G for IP SANs and we believe delivers the same level of reliability, quality of service and system robustness as alternative solutions, such as Fibre Channel, but at a fraction of the cost. We believe that the advanced features designed into the architecture of our PyX iSCSI protocol stack enables highly efficient and cost-effective storage transport by optimizing bandwidth usage, enabling unlimited storage to be attached to each target device, and leveraging existing network technologies.

Our iSCSI software provides multipathing I/O functionality for maximum redundancy and reliability, aggregation of bandwidth to reduce service costs, as well as multiple connections per session to increase bandwidth efficiency and data integrity. Enterprise-level quality of service functionality enables traffic to be consistently classified, prioritized, and queued at line rate. We believe that the ERL2 featured in our PyX iSCSI protocol stack increases system reliability, availability and adaptability. ERL2 supports active/active task migration, which prevents session and data loss. Our iSCSI stack is fully tested and compliant with IETF RFC-3720 iSCSI standards, including all mandatory and optional feature sets. Our PyX iSCSI target supports most Linux distributions and is compatible with any compliant iSCSI initiator under any OS distribution, including Linux, Windows and Solaris. An additional benefit of using iSCSI transport is its interoperability with any storage protocol (SCSI, Serial Attached SCSI (SAS), Serial ATA (SATA), Fiber Channel drives).

TCP/IP Offload Engine (TOE)

A TOE is a highly specialized TCP/IP protocol accelerator. Typically, in the form of a network interface card (NIC), it is designed to reduce the amount of host central processing unit (CPU) cycles required for TCP/IP processing and maximize Ethernet throughput. This is accomplished by offloading TCP/IP protocol processing from the host processor to the hardware on the TOE. Our TOE card is sold individually or bundled with our iSCSI software. It is designed to provide fast, reliable, and secure access to networked storage devices via the Internet without seriously impacting the host CPU.

Embedded Products

DSP and VoIP Gateways

DSP products have been used for years, performing accelerated number-crunching for digital-to-analog and analog-to-digital signal conversion in systems, used in audio, medical instrumentation, geological, military, and communications applications. Targeting the next-generation of DSP applications interfacing to the Internet, SBE recently announced two different products featuring TI's latest ASICs supporting both VoIP and video over IP. These modules are available as stand-alone solutions for existing systems or can be attached to our intelligent processor platform in conjunction with other SBE I/O modules - to create multifunction gateway "blades".

By building blades that are open-standards based and interoperable with third-party equipment, we help to minimize network infrastructure costs by facilitating seamless, multi-vendor environments for both media gateways and softswitch/media gateway controllers. Additionally, our high-density DSP products allow our customers to protect and leverage their investments in existing DSP code, allowing them to reduce the time to market and minimize risk by leveraging the scalability and programmability of our adapter's DSP farm with an extensive selection of optimized algorithms.

VoIP Products. VoIP first emerged in the early 1990s as a way to conduct voice conversations over the Internet without incurring telephone charges. Today, the capacity, speed and reach of data networks are expanding much faster than traditional circuit-switched voice networks. Voice over packet solutions, such as VoIP, leverage those data network resources and contemporary packet-switching technologies to generate new revenue opportunities and cost savings for both competitive voice service providers and existing telecommunications carriers. The result is that telecommunications companies are frantically investing in VoIP infrastructure equipment. And while proprietary VoIP systems initially helped establish the market, the trend is clearly toward open and interoperable VoIP platforms that easily permit equipment makers and carrier customers to add differentiable value.

Our VoIP module with unparalleled capacity, up to OC3, is based on the PTMC standard form factor, and supports up to 2304 premium carrier class voice channels. The TNET3010 DSPs are fully integrated with Telogy Software, the VoIP industry's most widely deployed VoIP software which supports features for compression, echo cancellation, voice activity detection, and many wireless codecs. In telecommunications, codecs (short for coder/decoder) is a device that encodes or decodes a signal. For example, telephone companies use codecs to convert binary signals transmitted on their digital networks to analog signals converted on their analog networks. In addition, a powerful on-board packet processor, built by Wintegra, converts the DSP packet into an IP-compatible packet.

Voice, video, and data. For customers not needing VoIP related software, our module based on TI's TMS6415 device provides a contemporary "triple play" solution. Using TI's TMS6415 device, which is the world's first Gigahertz DSP, translates into a new spectrum of application opportunities ranging from adaptive antenna arrays to smart cars to artificial vision while increasing the bandwidth and channel capacity of existing real-time applications, such as wireless base stations, IP-based video, high-speed broadband networking, medical diagnostics and radar.

Our 6415 product is based on the standard PTMC form factor, and is available with up to eight DSP devices per board. TI's 64xx software development tools allow Code Composer Studio, Chip Support Library and other libraries to operate with the board.

Network Interface Cards

Wide Area Networking Adapters. A wide area network is a computer or communications network that spans a relatively large geographical area. Computers attached to a WAN are often connected through dedicated networks, such as the telephone system, leased lines or satellites. Our series of WAN adapter products is designed to address the need for WAN interfaces in data communication products, such as those used in Internet and other communications routers, security firewalls, VPN servers and VoIP gateways. We provide a broad range of standards-based interfaces that can be easily integrated into our OEM customers' products.

Local Area Networking Adapters. A local area network is a computer network spanning a relatively small geographical area. Often confined to a single building or group of buildings, most LANs connect workstations and personal computers in an office environment. Each computer in the LAN is able to access data and devices, such as printers, located anywhere on the LAN. There are many different types of LANs but Ethernet is the one that is most commonly deployed. Ethernet LAN connectivity is utilized by virtually every market segment in both the embedded and enterprise space.

Our LAN adapter products are focused on LAN connectivity using high speed Ethernet technology. We offer single, dual or quad port LAN adapters that feature connectivity speeds of up to 10 Megabits (Mb)/second, 100 Mb/second or 1000 Mb/second. Our Gigabit Ethernet NICs include trunking and failover features. These features allow our customers' systems to take advantage of static load balancing and failure recovery within a user-defined communications trunk. Our Gigabit Ethernet NICs are designed to distribute traffic across the aggregated links, detect port failures, and increase throughput. In the event of a system failure, the software will automatically redistribute outgoing loads across the remaining links.

Storage Network Interface Cards. Our storage NICs are comprised of SCSI products. SCSI is a parallel interface standard used by personal computers and many UNIX systems for attaching peripheral devices, such as printers and disk drives, to computers. SCSI interfaces are designed to allow for faster transmission rates than standard serial ports, which transfer data one bit at a time, and parallel ports, which simultaneously transfer data more than one bit at a time. Our series of SCSI host bus adapters are specifically designed for the enterprise Sun UNIX market. With transfer rates ranging from 40 Megabytes
(MB)/sec to 320 MB/sec, our SCSI adapters have been utilized in data centers and enterprise environments within the financial, government, manufacturing, and healthcare sectors. These SCSI boards are also utilized in UNIX-based SCSI tape backup systems.

Encryption Adapters. Our securePMC series of high-performance security offload solutions is designed for integration into Linux-based systems. Advanced encryption processors accelerate SSL and IPsec cryptographic operations, significantly improving security, performance, and availability of networking applications. Designed to enable quick integration by OEMs, Value Added Resellers (VARs) and end users, our securePMC adapters can be used in a wide variety of networking equipment, including routers, switches, web servers, server load balancers, firewalls, SANs and VPN gateways.

Intelligent Communications Controllers

Our HighWire products are "intelligent," containing their own microprocessors and memory. This architecture allows our communications controllers to offload many of the lower-level communications tasks that would typically be performed by the host platform.

In the telecommunications market, the HighWire series of communications controller products provide high bandwidth intelligent connectivity to servers designed to act as gateways and signaling points within communication networks and network devices. The HighWire co-processing controllers enable operators of wireline and wireless networks to deliver Intelligent Network and Advanced Intelligent Network services such as Caller ID, voice messaging, personal number calling, Service Provider Local Number Portability, and customized routing and billing, as well as digital wireless services such as Personal Communications Systems (PCS) and Global System for Mobile Telecommunications (GSM). The HighWire products are designed for integration with standard server platforms that enable traditional carriers and new telecommunications entrants to pursue cost-reduced and performance-enhanced network architectures based on IP, broadband or other "packet" technologies.

Other

Although we continue to sell and manufacture legacy products such as Multibus, Versa Module Europa (VME)bus, and ISA, we emphasize four principal lines of products: iSCSI software, DSP products, WAN/LAN connectivity products, and carrier platforms (also known as our "HighWire" line).

The following table shows sales by major product type as a percentage of net sales for fiscal 2005, 2004 and 2003:

                                                 Year Ended October 31,
                                         2005             2004             2003
                                  ---------------------------------------------
                                            (percentage of net sales)

      VME                                  20%              43%              53%
      WAN Adapter                          39               34               30
      LAN Adapter                           8                8                5
      Storage NIC                           1                4                2
      HighWire                             32               11               10
                                  ---------------------------------------------
                                          100%             100%             100%
                                  =============================================

Distribution, Sales, and Marketing

We sell and license our products, both domestically and internationally, using a direct sales force as well as independent manufacturers' representatives, resellers, and distributors. We believe that our direct sales force is well suited to communicate how our products differ from those of our competitors. Since our products represent a complex and technical sale, our sales force is supported by field application engineers who provide customers with pre-sale technical assistance.

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

We have signed an agreement with LSI to bundle our iSCSI target software product with their MegaRAID SATA-II adapters, for a product LSI markets as "iMegaRAID". As the worldwide leader in SATA adapter boards, LSI will sell iMegaRAID directly and through their manufacturer's representatives. We will continue to support LSI and its sales channel to identify and cultivate future business opportunities.

We have focused our sales and marketing efforts in North America, Europe and Asia. All of our international sales are negotiated and executed in U.S. dollars. International sales constituted 37%, 12% and 12% of net sales in fiscal 2005, 2004 and 2003, respectively. Our international sales are primarily in Europe.

Our direct sales force is based in four locations in the United States and we conduct our marketing activities from our corporate headquarters in San Ramon, California.

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the storage and communications markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners. We actively support and contribute to standards development organizations and trade groups, which define and promote existing and emerging technologies for both the storage and communications arenas.

Our product development efforts are focused principally on our strategic product lines, providing high bandwidth connectivity, computing solutions and advanced iSCSI software features that serve a wide range of networking and storage applications. Leveraging our experience in iSCSI storage software and high-speed communications enables us to develop integrated hardware and software storage solutions for our customers. We believe that the development of new internetworking products, high-performance communications controllers and enabling storage software is essential to expanding our customer base, penetrating new markets, and retaining existing customers.

During fiscal 2005, we acquired PyX and continued development of the PyX iSCSI software products to bring a broader spectrum of IP storage solutions to market. During the year, we also continued to focus on further expanding our line of standards-based intelligent carrier platforms, two DSP products, upgrading/enhancing software drivers, and developing new products based on the emerging AMC form factor.

During fiscal 2005, 2004 and 2003, we incurred $2.7 million, $2.4 million and $1.3 million, respectively, in product research and development expenses.

Commitment to Quality

We have been an ISO certified supplier of communications products since 1991. In December 2001, we achieved certification to the internationally recognized ISO9001: 2000 Standard. As part of our ongoing commitment to quality, we are regularly inspected by an audit team from Bureau Veritas Quality International
(NA) Inc. These audits are deigned to ensure that our internal quality system meets internationally recognized quality management systems standards. We believe that our customers' success depends on the delivery of high-quality products and services. Our adherence to ISO standards and resulting quality practices is one of our many methods for assuring that we meet our customer expectations.

Manufacturing

We do not engage in any manufacturing operations. Instead, we utilize third-party manufacturers to build our embedded hardware products. We currently have non-exclusive manufacturing agreements with ProWorks, Inc. and Sonic Manufacturing Technology. We believe that ProWorks and Sonic are equipped to provide cost-efficient and timely product delivery, thus allowing us to focus on our core competencies of product development and technology innovation. The use of external manufacturing partners allows us to respond more quickly and effectively to fluctuations in customer demand.

Competition

The market for both storage and communications interface products is highly competitive. Many of our competitors have greater financial resources and are well established in the space. Competition within the communications market varies principally by application segment. Our iSCSI storage software product competes with products designed and/or manufactured by Wasabi Systems, StringBean Software, FalconStor Software and UNH. Our intelligent communications products compete with offerings from Radisys Corp, Performance Technologies, Interphase Corp, Artesyn Technologies, and Adax, along with various other platform and controller product providers. Our WAN/LAN products compete primarily with products from Performance Technologies, Motorola, Interphase Corp., Themis Computers, SBS Technologies and various other companies on a product-by-product basis. Our SCSI products compete with LSI, Adaptec, Qlogic and Sun Microsystems, Inc. Our TOE products compete with Qlogic and Adaptec. To compete and differentiate ourselves in our markets, we emphasize the functionality, engineering support, quality and price of our product in relation to the products of our competitors, as well as our ability to customize our products to meet the customers' specific application needs.

Additionally, we compete with the internal engineering resources of our customers. Typically, as our customers become successful with their products, they seek to reduce costs and integrate functions. To compete with the internal engineering resources of our customers, we position ourselves as an extension of our customers' engineering teams, focusing on satisfying their price/performance and time-to-market challenges through product innovation, technological expertise, and comprehensive support. By doing so, we emphasize the advantages and efficiencies of outsourcing embedded hardware and software, and keeping internal engineering resources focused on their core competencies and value-added services.

Intellectual Property

We believe that innovation in product engineering, sales, marketing, support, and customer relations, and protection of this proprietary technology and knowledge impacts our future success. We rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect our proprietary rights in our products. We typically enter into confidentiality agreements with our employees, strategic partners, channel partners and suppliers, and enforce strict limitations and access to our proprietary information.

Backlog

On October 31, 2005, we had a sales backlog of product orders of approximately $1.2 million, compared to a sales backlog of product orders of approximately $2.5 million, including $1.0 million in orders from the Hewlett Packard Company
(HP), as of October 31, 2004. Because customer purchase orders are subject to changes in customer delivery schedules, cancellation, or price changes, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period. We do not anticipate any problems in fulfilling our current backlog.

Employees

Our employees represent one of our most valuable assets. We believe that our future success will depend, in part, on our ability to attract and retain qualified technical (particularly engineering), marketing and management personnel. We promote employee-focused programs designed to foster a positive and productive work environment, including specialized training/development, in-house seminars, and team-building activities.

On December 31, 2005, we had 37 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

                          Risks Related to Our Business

We may not realize any anticipated benefits from the acquisition of PyX.

We acquired PyX on July 26, 2005. While we believe that our opportunities are greater than our opportunities prior to the acquisition and that we will be able to create substantially more stockholder value, there is substantial risk that the synergies and benefits sought in the acquisition might not be fully achieved. There is no assurance that PyX's technology can be successfully integrated into our existing product platforms or that our financial results will meet or exceed the financial results that would have been achieved absent the acquisition. As a result, our operations and financial results may suffer and the market price of our common stock may decline.

If PyX's products contain undetected errors, we could incur significant unexpected expenses and experience product returns and lost sales.

The iSCSI software products developed by PyX are highly technical and complex. While PyX's products have been tested, because of their nature, we can not be certain of their performance either as stand-alone products or when integrated with our existing product line. Because of PyX's short operating history, we have little information on the performance of its products. There can be no assurance that defects or errors may not arise or be discovered in the future. Any defects or errors in PyX's products discovered in the future could result in a loss of customers or decrease in net revenue and market share.

We depend upon a small number of OEM customers. The loss of any of these customers, or their failure to sell their products, could limit our ability to generate revenues. In particular, the HP ceased to be a significant customer of ours in the first quarter of fiscal 2005, and our success depends on being able to replace net sales previously attributable to HP with sales to other customers.

In fiscal 2005 and 2004, sales of VME products to HP accounted for 13% and 45%, respectively, of our net sales. We made our final shipment for $1.0 million of our VME products to HP in the first quarter of fiscal 2005. Our future success depends on being able to replace net sales previously attributable to HP with sales to other customers. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP or that we will become a qualified supplier with new OEM customers or remain a qualified supplier with existing OEM customers.

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

The chip sets used in some of our products are currently available only from a single supplier. If these suppliers discontinue or upgrade some of the components used in our products, we could be required to redesign a product to incorporate newer or alternative technology. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows. If enough components are unavailable, we may have to pay a premium in order to meet customer demand. Paying premiums for parts, building inventories of scarce parts and obsolescence of existing inventories could lower or eliminate our profit margin, reduce our cash flow and otherwise harm our business. To offset potential component shortages, we have in the past, and may in the future, carry an inventory of these components. As a result, our inventory of components parts may become obsolete and may result in write-downs.

If we fail to develop and produce new products, we may lose sales and our reputation may be harmed.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging technologies such as VoIP, third generation wireless services (3G Wireless), SATA, iSCSI, SAS, Gigabit Ethernet, 10G and TOE. There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products obsolete.

We have focused a significant portion of our research and development, marketing and sales efforts on VoIP, HighWire, WAN and LAN adapters, iSCSI and TOE products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies, market acceptance of our products and our ability to sell our products. If the VoIP, iSCSI, HighWire, TOE and adapter products or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

Our iSCSI and VoIP products will require a substantial product development investment by us and we may not realize any return on our investment.

The development of new or enhanced products is a complex and uncertain process. As we integrate the PyX iSCSI products into our product line, our customers may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements, both to our existing product line as well as to the PyX and VoIP products. Development costs and expenses are incurred before we generate any net revenue from sales of the products resulting from these efforts. We expect to incur substantial research and development expenses relating to the iSCSI and VoIP product lines, which could have a negative impact on our earnings in future periods.

The storage and embedded products market is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

We compete directly with traditional vendors of storage software and hardware devices, including Fibre Channel SAN products, open source "free" software, TOE and application-specific storage solutions. We compete with communications suppliers of routers, switches, gateways, network interface cards and other products that connect to the Public Switched Telephone Network (PSTN) and the Internet. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as Fibre Channel, switched digital telephone services, iSCSI, SAS, TOE, VoIP and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent that such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) and storage product providers (such as EMC Corporation, Network Appliance, Inc. and Qlogic Corporation).

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

We may be unable to protect our software, which could reduce any competitive advantage we have.

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

If we continue to experiences losses we could experience difficulty meeting our business plan, and our stock price could be negatively affected.

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

Sales of substantial amounts of our common stock in the public market could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. In addition, the public perception that these sales might occur could have the same undesirable effects. The PyX shareholders who received shares of our common stock in the PyX acquisition entered into agreements that provide, in part, that, with respect to 95% of the shares of our common stock that the shareholder received in connection with the acquisition, the shareholder will not sell these shares until one year after the acquisition is completed. We registered for the resale all of the shares that we issued in the merger and private placement effective November 14, 2005. The purchasers in the private placement are not subject to any lockup with respect to the shares they purchased in the private placement. As a result, sales under the registration statement will include a very substantial number of shares and percentage of our common stock. Holders of approximately 46.7% of the outstanding shares of our common stock will have the right to sell their shares pursuant to these registration rights and holders of an additional approximately 5.7% of the outstanding shares of our common stock, assuming no further issuances of shares of our common stock, will have the right to sell their shares after the one year period has passed. Such free transferability could materially and adversely affect the market price of our common stock.

Our common stock has been at risk for delisting from the Nasdaq SmallCap Market. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders' equity of $2.5 million. Our stockholders' equity as of October 31, 2005 was approximately $17.3 million and our closing bid price on October 31, 2005 was $2.60. Although we currently meet all of the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price decline, our common stock could be subject to potential delisting from the Nasdaq SmallCap Market.

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

ITEM 2. PROPERTIES

In October 2005, we relocated our engineering and administrative headquarters to 22,000 square feet of leased space located in San Ramon, California. The lease expires in 2010. We expect the facility to satisfy our anticipated needs for the foreseeable future. We terminated the lease for our 15,000 square foot engineering and headquarters that we previously occupied, effective September 2005 without penalty. In December 2001 we assigned the lease related to our former 63,000 square foot engineering and administrative headquarters to a third party. The third party has assumed payment of the remaining lease payments through the termination of the original lease term in March 2006 and we are a secondary guarantor.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders in the fourth quarter of 2005.

IDENTIFICATION OF EXECUTIVE OFFICERS

Our executive officers and their respective ages and positions as of October 31, 2005 are set forth in the following table. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

Name                    Age     Position
--------------------------------------------------------------------------------

Daniel Grey             50      President and Chief Executive Officer

David W. Brunton        55      Vice President, Finance, Chief Financial
                                Officer, Treasurer and Secretary

Andre Hedrick           39      Chief Technical Officer

Greg Yamamoto           49      Vice President and General Manager, Storage

Mr. Grey has served as President and Chief Executive Officer since January 1, 2005. He was the Company's Senior Vice President Sales and Marketing from May 2001 through his appointment as President and Chief Executive Officer. For the 18 months prior to joining SBE, Inc. (SBE), he was the Senior Vice President of Sales for SBS Technologies, Inc., a supplier of embedded systems to OEMs. From 1999 to 2000, Mr. Grey was Vice President of Sales for LAN Media Corporation, a company later acquired by SBE. Mr. Grey was the Western Regional Sales Manager from 1996 to 1999 for Performance Technologies, Inc., a supplier of embedded systems to OEMs. From 1989 to 1996, Mr. Grey served as the Director of Western Sales for SBE.

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

Mr. Hedrick joined SBE in July 2005 as Chief Technical Officer following SBE's acquisition of PyX Technologies. Prior to co-founding PyX in 2002, Mr. Hedrick served as Chief Technology Officer with ASL, Inc., a leading Linux-based workstation and server manufacturer in 2001. From 2000 to 2001 Mr. Hedrick was Director of Software Development for Atipa Inc.. Hedrick served as a maintainer of the Linux ATA/ATAPI Subsystem, and has been an active member of several well-recognized industry organizations, including the National Committee for Information Technology Standards T13 Technical Committee and the Serial ATA Working Group.

Mr. Yamamoto joined SBE as Vice President and General Manager of the Storage Group following the acquisition of PyX Technologies, Inc in July 2005, where he had served as Chief Executive Officer since January 2005. Prior to PyX, Mr. Yamamoto was Co-Founder and COO of DataPath Systems, Inc., a developer of mixed-signal communication integrated circuits, which was acquired by LSI Logic, Inc. in July 2000. Mr. Yamamoto was Senior Director of Business Development for the Storage and Communications Division of LSI Logic, Inc. from July 2000 until December 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol SBEI. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq SmallCap Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2005, there were approximately 394 holders of record of our common stock.

                                              Fiscal quarter ended
                               -------------------------------------------------
Fiscal 2005                    January 31     April 30      July 31   October 31
--------------------------------------------------------------------------------
    High                        $    4.59    $    3.55    $    3.65    $    3.50
    Low                              3.03         2.30         2.09         2.17
Fiscal 2004
    High                        $    8.49    $    7.34    $    4.08    $    3.19
    Low                              4.76         3.90         2.81         2.68

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

The following table includes information regarding our equity incentive plans as of the end of fiscal 2005.

                      Equity Compensation Plan Information

                                                                                           Number of securities
                                                                                         remaining available for
                                Number of securities to     Weighted-average exercise     future issuance under
                                be issued upon exercise       price of outstanding      equity compensation plans
                                of outstanding options,         options, warrants         (excluding securities
Plan category                     warrants and rights              and rights            reflected in column (a))
-------------                     -------------------              ----------            ------------------------
                                          (a)
Equity compensation plans
approved by security holders         4,871,664 (1)                    $2.80                       509,273
Equity compensation plans
not approved by security
holders                                512,040 (2)                    $2.49                        53,429
                                     ---------                        -----                       -------

   Total                             5,383,704                        $2.77                       562,702
                                     ---------                        -----                       -------

(1) Includes options to purchase 2,038,950 shares our common stock at $2.17 per share pursuant to the PyX 2005 Employee Stock Option Plan assumed by us as part of the PyX acquisition.
(2) See Footnote 11 "Stock Option and Stock Purchase Plans " to the SBE, Inc. financial statements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

For years ended October 31,
  and at October 31                            2005           2004           2003          2002           2001
----------------------------------------------------------------------------------------------------------------
(in thousands, except for per share amounts and number of employees)
Net sales                                  $    8,056     $   11,066     $    7,456    $    6,898     $    7,726

Net income (loss)                          $   (4,230)    $   (1,679)    $      563    $   (1,731)    $   (9,896)

Net income (loss) per share - basic        $    (0.66)    $    (0.33)    $     0.13    $    (0.46)    $    (2.92)

Net income (loss) per share - diluted      $    (0.66)    $    (0.33)    $     0.12    $    (0.46)    $    (2.92)

Product research and development           $    2,694     $    2,411     $    1,330    $    3,027     $    5,652
Expenses

Working capital                            $    5,520     $    3,939     $    3,945    $    2,985     $    7,595

Total assets                               $   18,832     $    6,173     $    6,975    $    5,321     $   10,690

Long-term liabilities                      $      241     $      139     $      217    $       10     $    4,870

Stockholders' equity                       $   17,348     $    4,303     $    5,387    $    3,696     $    4,119

Number of employees                                37             36             32            24             47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We engineer and provide standards-based hardware and software products to OEMs who embed our products into their systems to provide data storage and network connectivity solutions for the enterprise storage and telecommunications markets. Our products include iSCSI storage software, WAN and LAN adapters, intelligent carrier cards and TOE NICs. These products perform critical IP-based transport, computing, processing offload, I/O and storage tasks across both the enterprise server and embedded markets such as high-end enterprise level servers, Linux super-computing clusters, workstations, media gateways, routers, Internet access devices, communications network applications, NAS, SAN and remote storage devices and networks. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

Our operations are organized into two business segments: Embedded and Storage Products. The Embedded Products segment designs and manufactures a broad range of embedded computing products including VoIP, T1/T3 adapter cards and programmable intelligent processing platforms. Revenue from this business segment in 2005 was $8.1 million, representing 100% of our total sales. The Storage Products segment develops standards based iSCSI software for a newly emerging IP based storage market. The Storage business was purchased in July 2005 and had no revenues in 2005.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the communications and data storage markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. Data Connection Limited (DCL) was the largest of our customers representing 28% of our sales in fiscal 2005. HP has historically been one of our largest customer and represented 13%, 45% and 45% of net sales in fiscal 2005, 2004 and 2003, respectively. We shipped the last $1.0 million of VME products to HP in the first quarter of fiscal 2005. We do not expect to receive any future purchase orders from HP for our VME products.

During the year ended October 31, 2005, 2004 and 2003, $640,000, or 8% of sales, $874,000, or 8% of sales and $191,000 or 3% of our sales, respectively were sold to distributors. Our reserves for distributor programs totaled approximately $22,000 as of October 31, 2005 and 2004, respectively.

In the next few years, we expect our net sales will be generated primarily through licensing our iSCSI storage software products followed by sales of our DSP/HighWire VoIP gateway products with Linux software. We have begun to see market acceptance of our iSCSI software products and have signed software license contracts with four OEMs in the storage marketplace including LSI Logic, Inc for integration into their newly introduced iMegaRAID(R) adapter product and OnStor, Inc for use in their NAS/SAN storage gateway product. To date, our iSCSI software products have been successfully integrated into solutions serving a variety of applications, including security surveillance, storage virtualization, NAS, remote access server (RAS) and SAN storage systems. Our most recent iSCSI customer is using our iSCSI software in conjunction with our TOE NIC in a storage gateway switching product.

Although we expect to see sales growth in our iSCSI products as these products continue to gain market acceptance, there can be no assurance that such an increase or adoption will occur. We also expect to see continued slowness in the sale of our adapter products, but are encouraged by the acceptance of our HighWire products and expect to see continued growth in these high margin products. In addition, we will continue to sell and support our legacy VME products, but expect sales for them to decline significantly as the OEM products in which they are embedded are phased out.

In the future if any of our major customers reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

On October 31, 2005, we had a sales backlog of product orders of approximately $1.2 million compared to a sales backlog of product orders of approximately $2.5 million as of October 31, 2004. Included in the 2004 backlog are orders from HP of $1.0 million.

Critical Accounting Policies and Estimates

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods sold (COGS) at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

When selling hardware, our agreements with OEMs, such as DCL and Nortel Networks Corp. (Nortel), typically incorporate clauses reflecting the following understandings:

      -     all prices are fixed and determinable at the time of sale;
      - title and risk of loss pass at the time of shipment (FOB shipping point);
      - collectibility of the sales price is probable (the OEM is creditworthy, the OEM is obligated to pay and such obligation is not contingent on the ultimate sale of the OEM's integrated solution);
      - the OEM's obligation to us will not be changed in the event of theft or physical destruction or damage of the product;
      - we do not have significant obligations for future performance to directly assist in the resale of the product by the OEMs; and
      - there is no contractual right of return other than for defective products.

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

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection at the time of the price reduction, thereby reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. We believe we are able to fully evaluate potential returns and adjustments and continue to recognize the sale based on shipment to our distributors. Reserves for the right of return and restocking are established based on the requirements of Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) 48, Revenue Recognition when Right of Return Exists.

Software Products

With the acquisition of PyX, we will also derive future revenues from the following sources: (1) software, which includes new iSCSI target and initiator software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with SOP 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of our iSCSI software on a when-and-if-available basis, the fair value of which is recognized over the product's estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. We will defer all revenue related to the sale of our software products and amortize the deferred revenue over its estimated life.

For software license arrangements that do not require significant modification or customization of the underlying software, we will recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Substantially, all of our new software license revenue will be recognized in this manner. No software license revenue has been recognized to date.

As of October 31, 2005, we have deferred all license revenue related to software arrangements until the specified upgrade is delivered. Once the specified upgrade is delivered, revenues for the license will be recognized over the term of the contract or over the economic life of the product, whichever is shorter.. If there is significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

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

Allowance for Doubtful Accounts:

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account.

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

Inventories:

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. We utilize standard cost, which approximates actual costs for certain indirect costs.

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

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109) . SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of October 31, 2005 and 2004, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Acquisitions:

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of operations include the results of each acquired business since the date of acquisition. The assets acquired, including long-lived assets, and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. We consider a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired, including long-lived assets, and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

Long-lived Assets:

We assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a two-year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value. We amortize capitalized software to cost of sales on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line. It is our belief that no impairment to the software asset exists as of October 31, 2005.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS 123R, Share Based Payments (SFAS 123R), which amends SFAS 123, Accounting for Stock-Based Compensation, and requires public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. As modified in April 2005, we will be required to comply with the provisions of SFAS 123R as of the first interim period for the fiscal year beginning on or after June 15, 2005. Thus, we will be required to comply with SFAS 123R beginning with our quarter ending January 31, 2006. We currently have recorded compensation expense related to stock options awarded to our retired President and Chief Executive Officer and certain strategic business advisors. The value of these stock options were recorded as deferred compensation and are amortized to expense over the vesting period. We also recorded deferred compensation on the balance sheet related to the intrinsic value of the unvested stock options assumed in our acquisition of PyX. We are amortizing this deferred compensation to expense over the future vesting period of these stock options beginning August 1, 2005. We currently do not record compensation expense related to our other stock-based employee compensation plans in our financial statements. However, if we did record stock option expense pursuant to SFAS 123R, we estimate the total expense for fiscal 2005 would have been approximately $1.1 million based on our current analysis of variables used in our Black-Scholes model.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the valuation of inventory or operating results.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of the provisions of SFAS 154 will not have a material impact on our results of operations, financial positions or liquidity.

Results of Operations

The following table sets forth, as a percentage of net sales, certain statements of operations data for the fiscal years ended October 31, 2005, 2004 and 2003. These operating results are not necessarily indicative of our operating results for any future period.

                                                          Year Ended October 31,
                                                     2005          2004          2003
                                                   --------      --------      --------
  Net sales                                             100%          100%          100%
  Cost of sales                                          67            60            37
                                                   --------      --------      --------
     Gross profit                                        33            40            63
  Operating expenses:
     Product research and development                    33            22            18
     Sales and marketing                                 28            19            20
     General and administrative                          24            16            23
     Loan reserve (benefit)                              --            (2)           (3)
     Restructuring costs (benefit)                       --            --            (2)
                                                   --------      --------      --------
      Total operating expenses                           85            55            56
                                                   --------      --------      --------
Operating income (loss) before income taxes             (52)          (15)            7
  Income tax (provision) benefit                         --            --            --
                                                   --------      --------      --------
  Net income (loss)                                     (52)%         (15)%           7%
                                                   ========      ========      ========

                               SEGMENT INFORMATION

                                                          Year Ended October 31,
                                                     2005          2005          2005
                                                   --------      --------      --------
                                                   Embedded       Storage        Total
                                                   --------      --------      --------
  Net sales                                             100%          --%           100%
  Cost of sales                                          54            13            67
                                                   --------      --------      --------
     Gross profit                                        46           (13)           33
  Operating expenses:
     Product research and development                    28             5            33
     Sales and marketing                                 24             4            28
     General and administrative                          19             5            24
                                                   --------      --------      --------
Total operating expenses                                 71            14            85
                                                   --------      --------      --------
Operating income (loss) before income taxes             (25)          (27)          (52)
  Income tax (provision) benefit                         --            --            --
                                                   --------      --------      --------
  Net income (loss)                                     (25)%         (27)%         (52)%
                                                   ========      ========      ========

Net Sales

Revenue from our Embedded business segment in 2005 was $8.1 million, representing 100% of our total sales for the year. The Storage business segment was purchased in July 2005 and had no revenues in 2005. Our sales for 2005 represents a 27% decrease from $11.1 million in fiscal 2004. Net sales for fiscal 2004 represented a 48% increase from $7.5 million in fiscal 2003. The decrease in fiscal 2005 net sales as compared to fiscal 2004 was primarily attributable to a decrease in sales to what was our largest customer, HP. Sales to HP were $1.0 million in fiscal 2005 compared to $4.9 million in fiscal 2004. We shipped our final order for $1.0 million of VME products to HP in the first quarter of fiscal 2005. The increase in fiscal 2004 as compared to fiscal 2003 was primarily attributable to an increase in sales to numerous customers including our largest, HP. Net sales to HP were $4.9 million in fiscal 2004 as compared to $3.4 million for fiscal 2003. Sales to HP, primarily of VME products, represented 13% of net sales in fiscal 2005 compared to 45% of net sales for fiscal 2004 and 45% during fiscal 2003. At this time, we do not expect to receive any future orders for VME products from HP. Sales to other individual customers in excess of 10% of net sales for the year ended October 31, 2005 included sales to DCL of $2.2 million, or 28% of net sales and to Nortel of $1.4 million, or 18% of net sales. Sales to Nortel were $1.5 million, or 13% of net sales in fiscal 2004. HP was the only customer to represent more than 10% of sales in fiscal 2003.

Sales of our adapter products were $4.0 million for fiscal 2005, as compared to $4.9 million in fiscal 2004 and $2.6 million in fiscal 2003. Sales of our HighWire products were $2.5 million in fiscal 2005, as compared to $1.3 million in fiscal 2004 and $0.8 million in fiscal 2003. Our adapter products are used primarily in edge-of-the-network applications such as VPN and other routers, VoIP gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices.

We acquired PyX on July 26, 2005 and have recorded $138,000 of deferred revenue related to software licensing agreements. This deferred revenue will be recognized over the economic life of the customer product once there is no uncertainty as to the project completion.

In the next few years, we expect our net sales will be generated primarily by sales of our iSCSI storage software products, followed by sales of our VoIP/HighWire products with Linux software. We have begun to see market acceptance of our iSCSI software products and have signed software contracts with four OEMs in the storage marketplace including LSI for integration into their newly introduced iMegaRAID(R) adapter product and OnStor for use in their new NAS/SAN gateway product. To date, our iSCSI software products have been successfully integrated into solutions serving a variety of applications, including security surveillance, storage virtualization, NAS, RAS and SAN storage systems. Our most recent iSCSI customer is using our iSCSI software in conjunction with our TOE adapter card in a storage gateway switching product. Although we expect to see sales growth in our iSCSI products as these products continue to gain market acceptance, there can be no assurance that such an increase or adoption will occur. We also expect to see continued slowness in the sale of our adapter products, but are encouraged by the acceptance of our HighWire products and expect to see continued growth in these high margin products. In addition, we will continue to sell and support our legacy VME products, but expect sales for them to decline significantly as the OEM products in which they are embedded are phased out.

Our sales backlog at October 31, 2005 was $1.2 million compared to $2.5 million, including $1.0 million from HP, at October 31, 2004. While we anticipate an increase in our sales volume in our iSCSI, adapter and Highwire products over the course of fiscal 2006 and beyond as certain of our prior design wins go into production and we see continued sales growth from our iSCSI software products, there can be no assurances that such increase will occur. Our customers typically operate on a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer. In addition, that can be no assurance that our new iSCSI and VoIP products will gain market acceptance.

International sales constituted 37%, 12% and 12% of net sales in fiscal 2005, 2004 and 2003, respectively. International sales are primarily executed in Europe with 28% to customers in the United Kingdom. All international sales are executed in U.S. dollars.

Gross Profit

Gross profit as a percentage of net sales was 33%, 40% and 63% in fiscal 2005, 2004 and 2003, respectively. The decrease in our gross profit margin in fiscal 2005 as compared to 2004 is related to the reduction in sales of 70% gross margin products to HP. In fiscal 2004 we sold $4.9 million of product to HP and in fiscal 2005 we sold $1.0 million. Both periods include $1.0 million of non-cash amortization of intellectual property (IP) or software assets in cost of goods sold (COGS). In fiscal 2005, this $1.0 million of IP amortization expense is charged to our Storage business segment. Without this amortization expense, our gross profit margin in fiscal 2005 would have been 46%, which represents the gross profit margin for our Embedded business segment, compared to 55% in fiscal 2004.

The decrease in our gross profit margin in fiscal 2004 versus 2003 is due primarily to lower than expected gross margins from products purchased in August 2003 when we purchased Antares Microsystems, Inc. (the Antares products), the addition of $547,000 expense related to a valuation adjustment for slow moving and obsolete inventory and the inclusion of $1.1 million of recurring amortization expense and an impairment charge relating to the Antares IP asset.

Gross profit as a percentage of sales in fiscal 2003 included sales of $409,000 of inventory to HP that had been fully written down in fiscal 2002. Our gross profit in fiscal 2003 would have been 58% after excluding the effect of the HP inventory write-down.

We expect our gross profit to increase as a percentage of sales as the proportion of high margin iSCSI software sales becomes a larger portion of our product mix. However, if market and economic conditions, particularly in the newly emerging IP SAN storage market, deteriorate or fail to grow as expected, gross profit as a percentage of net sales may decline from the current level.

Amortization of Intangible and Long-Lived Assets to COGS

For the fiscal year ended October 31, 2005, amortization of intangible and long-lived assets was $1.0 million, compared to $1.1 million for fiscal 2004. Fiscal 2004 amortization expense consisted of $408,000 of regularly scheduled annual amortization expense plus $713,000 write-down related to the impairment of intellectual property intangible asset acquired when we purchased Antares Microsystems, Inc. in August 2003. This write-down plus the regularly scheduled amortization is included as an expense item in our cost of goods sold and is a component of our previously discussed gross profit margin. The $12.3 million software long-lived asset recorded when we acquired PyX is scheduled to be amortized to cost of goods expense of the Storage business segment over 12 quarters beginning with the fourth quarter of fiscal 2005 at the rate of $1.0 million per quarter.

Product Research and Development

Product research and development (R&D) expenses were $2.7 million in fiscal 2005, $2.4 million in fiscal 2004, and $1.3 million in fiscal 2003, representing 33%, 22% and 18% of net sales, respectively.

R&D expenses were $2.3 million and $0.4 million for our Embedded and Storage business segments, respectively. The Storage business segment R&D expenses were for one fiscal quarter.

The increase in R&D in fiscal 2005 as compared to fiscal 2004 is primarily the result of two factors:

      o the inclusion of increases related to our Storage business segment when we hired seven employees in conjunction with the PyX acquisition; and
      o an increase in engineering design project related expenditures related to the development of iSCSI software and VoIP/DSP gateway products.

The increase in R&D in fiscal 2004 as compared to fiscal 2003 is primarily the result of three factors:

      o the inclusion of three employees hired in conjunction with the Antares acquisition in late fiscal 2003;
      o     five additional design engineers hired during the year; and
      o     a 160% increase in expenditures for new product development.

During fiscal 2005, we continued the development of the next generation of our Highwire products, further development and release of our new TOE product and continued development of our PyX iSCSI storage software. We also continued to port our products to new versions of Linux. These hardware and software design efforts have enabled us to more effectively provide the software and hardware building blocks to our OEM customers in the communications and storage markets.

We will continue to see increases in engineering expenses as a result of the PyX acquisition. As part of the acquisition, we hired seven PyX engineers and will continue to hire additional engineering resources, particularly software engineers and engineering support personnel to continue to develop the iSCSI storage software and VoIP products. We did not capitalize any internal software development costs in fiscal 2005, 2004 or 2003.

Sales and Marketing

Sales and marketing expenses for fiscal 2005 were $2.3 million, a 5% increase over fiscal 2004. This increase is primarily related to an increase in headcount related to the acquisition of PyX and an increase travel and product marketing activities. We increased our marketing expenditures by 58% in fiscal 2005 as we attended more industry trade shows and increased our advertising and public relations efforts to reach our target prospects more effectively.

Sales and marketing expenses were $2.0 million and $0.3 million for our Embedded and Storage business segments, respectively. The Storage business segment sales and marketing expenses were for one fiscal quarter.

Fiscal 2004 sales and marketing expense was $2.2 million, a 47% increase over fiscal 2003. In fiscal 2004 we hired three sales and marketing employees and increased our participation in industry trade shows and product advertising.

Sales and marketing programs are focused on design wins with new customers and, therefore, as new customer sales increase, sales and marketing expenses will increase. New customers' product design sales cycles may span over periods as long as twenty-four months. We expect our sales and marketing expenses to continue to increase as we position the company to take advantage of new market opportunities especially for the VoIP and iSCSI products, and participate in more sales lead generation and branding initiatives, such as, industry trade events, public relations and direct marketing.

General and Administrative

General and administrative expenses for fiscal 2005 increased approximately $150,000 to $1.9 million as compared to fiscal 2004. Fiscal 2004 remained constant at $1.8 million as compared to fiscal 2003. We assumed the PyX employee stock option plan as part of our acquisition of PyX and recorded $2,484,000 of deferred compensation. The amortization expense related to the deferred compensation will be included in our general and administrative expense and will be amortized at the rate of $57,800 per month over the remaining 43 month vesting period beginning August 2005 and ending February 2009. We expect general and administrative expense for fiscal 2006 to increase from fiscal 2005 levels partly due to anticipated increases in our insurance, accounting, the expensing of employee stock options pursuant to the adoption of SFAS 123R and the addition of employees to run our expanding business General and administrative expenses are expected to range between 12% and 15% of sales for fiscal 2006.

Loan Reserve Benefit

On November 6, 1998, we made a loan to our former president and chief executive offer, who retired as of December 31, 2004. The loan was used by him to exercise an option to purchase 139,400 shares of our common stock and pay related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum and was due on December 14, 2003.

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

Restructuring Benefit

In response to the economic slowdown, we implemented restructuring plans in fiscal 2002 and recorded restructuring charges of $446,000. In the third quarter of fiscal 2003, we recognized a restructuring benefit of $154,000 after the final settlement of costs associated with prior real estate and equipment leases.

As of October 31, 2005 and 2004, $6,000 and $21,000 of the restructuring costs accruals were included in other current liabilities, respectively.

Income Taxes

On March 9, 2002, the Job Creation and Workers Assistance Act of 2002 extended the net operating loss carryback from two to five years for losses generated in tax years ending in 2001 and 2002. As a result, we recorded a $17,000 benefit for fiscal 2003. Our effective tax rate was 0% in fiscal 2005, 2004 and 2003, respectively. We recorded valuation allowances in fiscal 2005 and 2004 for deferred tax assets due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Income (Loss)

As a result of the factors discussed above, we recorded a net loss of $4.2 million in fiscal 2005 compared to a net loss of $1.7 million in fiscal 2004 and net income of $563,000 in fiscal 2003.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of October 31, 2005:

                                                   Payments due by period (in thousands)
                                 -------------------------------------------------------------------------
                                                  Less than          1-3            3-5         More than
Contractual Obligations             Total           1 year          Years          Years         5 Years
                                 -----------     -----------     -----------    -----------    -----------
Building leases                  $     2,947     $       724     $     1,160    $     1,063    $        --
Capital leases                           177              44             132              1             --
Reimbursements from lease
assignment                              (265)           (265)             --             --             --
                                 -----------     -----------     -----------    -----------    -----------

Total net lease payments         $     2,859     $       503     $     1,292    $     1,064    $        --
                                 ===========     ===========     ===========    ===========    ===========

In connection with the retirement of Mr. William Heye, Jr. as our President and Chief Executive Officer, we have been paying Mr. Heye $250,000 at the rate of $20,833 each month for the period January 1, 2005 through December 31, 2005. The commitment to pay $250,000 has been accrued as of October 31, 2004 and is included in General and Administrative expense and Accrued Payroll and Employee Benefits liability as of that date. The balance remaining to be paid as of October 31, 2005 is $42,000 and is included in Accrued Payroll and Employee Benefits liability.

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

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

      -     actual versus anticipated sales of our products;
      -     our actual versus anticipated operating expenses;

      - the timing of product shipments, which occur primarily during the last month of each quarter;
      -     our actual versus anticipated gross profit margin;
      -     our ability to raise additional capital, if necessary; and
      -     our ability to secure credit facilities, if necessary.

We had cash and cash equivalents of $3.6 million and $1.8 million on October 31, 2005 and October 31, 2004, respectively. In fiscal 2005, $2.4 million of cash was used by operating activities, primarily as a result of net losses. Our cash used was reduced by the inclusion of $1.0 million of amortization expense of the PyX software plus $194,000 of amortization and depreciation expense related to property and equipment and capitalized software and $258,000 amortization of deferred stock based compensation expense that are included in the $4.3 million net loss but did not require cash. Cash used was also reduced by a $113,000 decrease in our accounts receivable and a $643,000 decrease in our inventory. The decrease in trade accounts receivable is due to a general decrease in overall sales activity in fiscal 2005 as compared to the end of fiscal 2004. The decrease in inventory is due to the shipment of VME products to HP in January 2005 with an inventory cost of approximately $300,000 that was held as inventory at October 31, 2004. We have also been carefully controlling our spending on inventory and are actively attempting to reduce our overall level of inventory. Working capital (current assets less current liabilities) at October 31, 2005 was $5.2 million, as compared to $4.0 million at October 31, 2004.

In fiscal 2005, we purchased $337,000 of fixed assets, consisting primarily of computers and engineering equipment. Purchased software amounted to $207,000, primarily for engineering and product design activities and payments related to the contract to design our VoIP products. We expect to slightly increase our levels of capital expenditures in fiscal 2006 in order to purchase test and design equipment upgrades.

We received $130,000 in fiscal 2005 from proceeds associated with the exercise of employee stock options.

On July 27, 2005, we sold 2,060,000 shares of common stock plus warrants to purchase 1,030,000 shares of common stock for approximately $5.2 million in a private placement transaction with AIGH Investment Partners, LLC and other accredited investors. The net cash proceeds after offering expenses were approximately $5.0 million.

We did not renew our working capital line of credit with Silicon Valley Bank on its renewal date of May 14, 2005, because it was no longer necessary for our business.

In mid-January 2006 we took steps to reduce our cash flow break-even point. We changed the formula for paying all officers and employees and our Board of Directors for their services. Beginning with our January 31, 2006 payroll, officer and employee compensation will be paid 70% in cash and 30% in non-restricted shares of SBE common stock. Our Board of Directors fees will be paid 100% in non-restricted SBE common stock. Concurrent with our stock-for-pay program, we are controlling or eliminating other cash operating expenses. These cost cutting measures will reduce our quarterly operating cash expenses by approximately $550,000 and reduced our projected cash break-even point to approximately $8.5 to $9.5 million from approximately $11.5 million to $12.5 million in net sales at a gross margin of 75% to 77%. Although our current gross margin is significantly lower than the mid-70% range, we expect our gross margin to increase significantly as software sales become the dominant product in our product sales mix. We do expect to continue to increase our expenditures on engineering and sales and marketing activities to develop and market new and existing products, especially in the IP storage and communications markets. We will have significant non-cash expenses in the coming quarters and years related to the amortization of the software and deferred compensation recorded as a result of the PyX acquisition and the adoption of SFAS 123R beginning November 1, 2005. Because of the non-cash expenses related to the PyX acquisition, expensing of employee stock options and anticipated increases in our expenditure levels, we expect to generate net losses for the foreseeable future. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. In addition, the markets for IP storage, particularly iSCSI NAS and SAN storage appliances, is a new market and may not gain acceptance as quickly as we predict. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at October 31, 2005 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income (loss) related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency and all sales are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      An evaluation as of October 31, 2005 was carried out under the supervision of and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. In the Company's financial reporting process, the Company's Chief Financial Officer in discussions with its independent registered public accounting firm identified a certain "material weakness" (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls. As a result of this material weakness, the Company's Chief Executive Officer and Chief Financial Officer has determined that the Company's internal controls are ineffective.

      The material weakness identified is related to managements inadequate technical expertise with respect to income tax accounting and income tax disclosure in the 2005 financial statements. The lack of technical expertise is related to the Company's accounting and disclosure of deferred income tax liability for long-lived assets capitalized in the PyX acquisition. Although the lack of technical expertise did not result in any net changes to the balance sheets, statements of operations or cash flows, during 2005 it did result in an adjustment to the disclosures related to deferred income tax assets and liability in the notes to the financial statements. The Company will utilize the assistance of income tax reporting specialists in future periods.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors; Audit Committee Financial Expert; Section 16(a) Beneficial Ownership Reporting Compliance; Code of Ethics

The information required by Item 10 concerning our executive officers is set forth in the section entitled "Identification of Executive Officers" appearing in Part I of this annual report. The information required by Item 10 concerning our directors is incorporated by reference from the information in the section entitled "Election of Directors" appearing in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for March 21, 2006 (the 2006 Proxy Statement). The information required by Item 10 concerning the compliance of certain persons with the beneficial ownership reporting requirements of Section 16(a) of the Act is incorporated by reference from the information in the section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" appearing in the 2006 Proxy Statement. The information required by Item 10 concerning the disclosure of the existence of an audit committee financial expert sitting on the Audit Committee is incorporated by reference from the information in the section entitled "Audit Committee Financial Expert" appearing in the 2006 Proxy Statement. The information required by Item 10 concerning the adoption of a code of ethics is incorporated by reference from the information in the section entitled "Code of Ethics" appearing in the 2006 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information in the section entitled "Executive Compensation" appearing in the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is found under the heading "Equity Compensation Plan Information" in Item 5 of this report and otherwise is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information in the sections entitled "Certain Transactions" and "Executive Compensation" appearing in the 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information in the section entitled "Ratification Of Selection Of Independent Auditors" appearing in the 2006 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this Report:

(a)(1)   Financial Statements
                                                                            Page

         Report of Independent Registered Public Accounting Firm              46

         Balance Sheets at October 31, 2005 and 2004                          47

         Statements of Operations for fiscal years 2005, 2004
               and 2003                                                       48

         Statements of Stockholders' Equity for fiscal years 2005,
               2004 and 2003                                                  49

         Statements of Cash Flows for fiscal years 2005, 2004
               and 2003                                                       50

         Notes to Financial Statements                                        51

(a)(2)   Financial Statement Schedule

         Schedule II -- Valuation and Qualifying Accounts                     74

         All other schedules are omitted as the required information is not applicable or has been included in the financial statements or the notes thereto.

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

      3.2(2)            Bylaws, as amended through December 8, 1998.

      10.1(3)*          1996 Stock Option Plan, as amended.

      10.2(4)* 1991 Non-Employee Directors' Stock Option Plan, as amended.

      10.3(5)           1992 Employee Stock Purchase Plan, as amended.

      10.4(5)           1998 Non-Officer Stock Option Plan as amended.

      10.5(6)           2005 PyX Technologies Stock Option Plan .

      10.6 Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 between the Company and Alexander Properties Company.

      10.7(5)*          Full Recourse Promissory Note executed by William B.
                        Heye, Jr. in favor of the Company dated November 6, 1998, as amended and restated on December 14, 2001.

      10.8(5)+ Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation

      10.9(7) Stock subscription agreement and warrant to purchase 111,111 of SBE, Inc. Common Stock dated April 30, 2002 between SBE, Inc. and Stonestreet Limited Partnership.

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

      10.13(9)          Form of warrant issued to associates of Puglisi & Co.
                        ($1.75 and $2.00 exercise price)

      10.14(10)         Unit Subscription Agreement, dated May 4, 2005, by and
                        between SBE, Inc. and the other parties thereto.

      10.15(10)         Agreement and Plan of Merger and Reorganization, dated
                        March 28, 2005, by and among SBE, Inc., PyX Acquisition
                        Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.

      10.16(10)         Investor Rights Agreement, dated July 26, 2005, between
                        SBE, Inc. and the investors listed on Exhibit A thereto.

      10.17(10)         Form of warrant issued on July 26, 2005.

      23.1 Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

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

      (6) Filed as an exhibit to Registration Statement on Form S-8 dated September 20, 2005 and incorporated herein by reference.

      (7) Filed as an exhibit to Registration Statement on Form S-3 dated May 23, 2002 and incorporated herein by reference.

      (8) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.

      (9) Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.

      (10) Filed as an exhibit to Proxy Statement on Form 14A dated June 24, 2005 and incorporated herein by reference.

(b)      Exhibits Required by Item 601

         Please refer to Part IV, Item 15(a)(3).

(c)      Financial Statements

         Please refer to Part IV, Item 15(a)(2).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SBE, Inc.


Date: January 20, 2006                         By: /s/ Daniel Grey
                                                   ------------------
                                                   Daniel Grey
                                                   Chief Executive Officer and
                                                   President
                                                   (Principal Executive Officer)

Date: January 20, 2006                         By: /s/ David W. Brunton
                                                   ----------------------------
                                                   David W. Brunton
                                                   Chief Financial Officer,
                                                   Vice President, Finance
                                                   and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant constitutes and appoints, jointly and severally, Daniel Grey and David W. Brunton, and each of them, as lawful attorneys-in-fact and agents for the undersigned and for each of them, each with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or any of their substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, as of January 20, 2006.

        Signature                                       Title
        ---------                                       -----

/s/ Daniel Grey
---------------
Daniel Grey                             Chief Executive Officer and President
                                        (Principal Executive Officer)

/s/ David W. Brunton
--------------------
David W. Brunton                        Chief Financial Officer, Vice President,
                                        Finance and Secretary (Principal
                                        Financial and Accounting Officer)

/s/ Ronald J. Ritchie
---------------------
Ronald J. Ritchie                       Director, Chairman of the Board

/s/ John Reardon
----------------
John Reardon                            Director

/s/ Marion M. Stuckey                   Director
---------------------
Marion M. Stuckey

/s/ William B. Heye, Jr.                Director
------------------------
William B. Heye, Jr.

             Report of Independent Registered Public Accounting Firm

Board of Directors
SBE, Inc.
San Ramon, California

We have audited the accompanying balance sheets of SBE, Inc. as of October 31, 2005 and 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBE, Inc. as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material effects, the information set forth therein.


/s/ BDO Seidman, LLP

December 2, 2005, except for Note 18 to the financial statements which is as of January 12, 2006.
San Francisco, California

SBE, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

October 31                                                                 2005           2004
------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                          $    3,632     $    1,849
    Trade accounts receivable, net of allowance for
     doubtful accounts of $54 and $42                                       1,555          1,668
    Inventories                                                             1,283          1,926
    Other                                                                     293            227
                                                                       ----------     ----------
             Total current assets                                           6,763          5,670

Property and equipment, net                                                   563            427
Capitalized software costs, net                                            11,424             48
Other                                                                          82             28
                                                                       ----------     ----------

             Total assets                                              $   18,832     $    6,173
                                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                             $      743     $      856
    Accrued payroll and employee benefits                                     155            391
    Capital lease obligations - current portion                                29             25
    Deferred software revenue                                                 138             --
    Other                                                                     178            459
                                                                       ----------     ----------
             Total current liabilities                                      1,243          1,731

Capital lease obligations and long term liabilities,
  net of current portion                                                      241            139
                                                                       ----------     ----------

                  Total liabilities                                         1,484          1,870
                                                                       ----------     ----------

Commitments  (Notes 9, 10 and 13)

Stockholders' equity:
    Convertible preferred stock:
             $0.001 par value; authorized  2,000,000 shares; none
              outstanding                                                      --             --
    Common stock and additional paid-in capital
             $0.001 par value; authorized 25,000,000 shares;
              issued and outstanding 9,892,347 and 5,094,118               35,431         15,755
    Deferred compensation                                                  (2,401)            --
    Accumulated  deficit                                                  (15,682)       (11,452)
                                                                       ----------     ----------

                  Total stockholders' equity                               17,348          4,303
                                                                       ----------     ----------

                  Total liabilities and stockholders' equity           $   18,832     $    6,173
                                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

SBE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

For the years ended October 31,                  2005           2004           2003
--------------------------------------------------------------------------------------
Net sales                                     $    8,056     $   11,066     $    7,456
Cost of sales                                      5,404          6,646          2,749
                                              ----------     ----------     ----------

     Gross profit                                  2,652          4,420          4,707
                                              ----------     ----------     ----------

Product research and development                   2,694          2,411          1,330
Sales and marketing                                2,293          2,177          1,484
General and administrative                         1,906          1,755          1,752
Loan loss recovery                                    --           (239)          (235)
Restructuring benefit                                 --             --           (154)
                                              ----------     ----------     ----------

     Total operating expenses                      6,893          6,104          4,177
                                              ----------     ----------     ----------

     Operating income (loss)                      (4,241)        (1,684)           530

Interest income                                       22              5             26
Other expense                                         (6)            --            (10)
                                              ----------     ----------     ----------
     Income (loss) before income taxes            (4,225)        (1,679)           546

Income tax benefit (provision)                        (5)            --             17
                                              ----------     ----------     ----------

Net income (loss)                             $   (4,230)    $   (1,679)    $      563
                                              ==========     ==========     ==========

Basic earnings (loss) per common share        $    (0.66)    $    (0.33)    $     0.13
                                              ==========     ==========     ==========

Diluted earnings (loss) per common share      $    (0.66)    $    (0.33)    $     0.12
                                              ==========     ==========     ==========

Basic - Shares used in per share
     computations                                  6,439          5,022          4,259
                                              ==========     ==========     ==========

Diluted - Shares used in per share
     computations                                  6,439          5,022          4,709
                                              ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

SBE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

                                                                           Common Stock            Note
                                                                          and Additional        Receivable        Treasury
                                                                         Paid-in Capital           from            Stock
                                                                                                Stockholder
                                                                      Shares        Amount                         Shares
                                                                   -------------------------------------------------------
Balance, October 31, 2002                                           4,137,612     $   14,711     $     (270)        79,500
                                                                   -------------------------------------------------------
Stock issued in connection with stock purchase plan                    11,012             12             --             --
Stock and warrant issued in connection with private placement         500,000            464             --             --
Stock issued to Directors in lieu of cash payments                     37,787             43             --             --
Stock issued in connection with the acquisition of Antares             90,628            259             --             --
Stock issued in connection with warrant exercise                      111,111            222             --             --
Retirement of treasury stock                                          (79,500)          (409)            --        (79,500
Reversal of valuation allowance on note receivable from officer            --             --            128             --
Net income                                                                 --             --             --             --
                                                                   -------------------------------------------------------
Balance, October 31, 2003                                           4,808,650         15,302           (142)            --
                                                                   -------------------------------------------------------
Stock issued in connection with stock purchase plan                     9,903             18             --             --
Stock issued in connection with Stock Option Plans                    164,136            233             --             --
Stock issued in connection with warrant exercise                       81,429            116             --             --
Stock issued in connection with the acquisition of Antares             30,000             86             --             --
Reversal of valuation allowance on note receivable from officer            --             --           (239)            --
Collection of note receivable from officer                                 --             --            381             --
Net loss                                                                   --             --             --             --
                                                                   -------------------------------------------------------
Balance, October 31, 2004                                           5,094,118         15,755             --             --
                                                                   -------------------------------------------------------
Stock issued in connection with Stock Option Plans                    108,234            130             --             --
Stock issued in connection with the acquisition of Antares             68,945            197             --             --
Stock issued in connection with the acquisition of PyX              2,561,050         11,714             --             --
Stock issued in connection with private placement                   2,060,000          4,975             --             --
financing, net of financing costs of $175
Deferred compensation related to Stock Option Plans                        --          2,660             --             --
Deferred compensation expense related to Stock Option Plans                --             --             --             --
Net loss                                                                   --             --             --             --
                                                                   -------------------------------------------------------
Balance, October 31, 2005                                           9,892,347     $   35,431     $       --             --
                                                                   =======================================================

                                                                   Treasury       Deferred       Retained
                                                                    Stock       Compensation     Earnings
                                                                                               (Accumulated
                                                                    Amount                        deficit)        Total
                                                                  -------------------------------------------------------
Balance, October 31, 2002                                         $     (409)    $       --     $  (10,336)    $    3,696
                                                                  -------------------------------------------------------
Stock issued in connection with stock purchase plan                       --             --             --             12
Stock and warrant issued in connection with private placement             --             --             --            464
Stock issued to Directors in lieu of cash payments                        --             --             --             43
Stock issued in connection with the acquisition of Antares                --             --             --            259
Stock issued in connection with warrant exercise                          --             --             --            222
Retirement of treasury stock                                             409             --             --             --
Reversal of valuation allowance on note receivable from officer           --             --             --            128
Net income                                                                --             --            563            563
                                                                  -------------------------------------------------------
Balance, October 31, 2003                                                 --             --         (9,773)         5,387
                                                                  -------------------------------------------------------
Stock issued in connection with stock purchase plan                       --             --             --             18
Stock issued in connection with Stock Option Plans                        --             --             --            233
Stock issued in connection with warrant exercise                          --             --             --            116
Stock issued in connection with the acquisition of Antares                --             --             --             86
Reversal of valuation allowance on note receivable from officer           --             --             --           (239)
Collection of note receivable from officer                                --             --                           381
Net loss                                                                  --             --         (1,679)        (1,679)
                                                                  -------------------------------------------------------
Balance, October 31, 2004                                                 --             --        (11,452)         4,303
                                                                  -------------------------------------------------------
Stock issued in connection with Stock Option Plans                        --             --             --            130
Stock issued in connection with the acquisition of Antares                --             --             --            197
Stock issued in connection with the acquisition of PyX                    --             --             --         11,714
Stock issued in connection with private placement                         --             --             --          4,975
financing, net of financing costs of $175
Deferred compensation related to Stock Option Plans                       --         (2,660)            --             --
Deferred compensation expense related to Stock Option Plans               --            259             --            259
Net loss                                                                  --             --         (4,230)        (4,230)
                                                                  -------------------------------------------------------
Balance, October 31, 2005                                         $       --     $   (2,401)    $  (15,682)    $   17,348
                                                                  =======================================================

   The accompanying notes are an integral part of these financial statements.

SBE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended October 31                                                           2005           2004           2003
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net income (loss)                                                             $   (4,230)    $   (1,679)    $      563

       Adjustments to reconcile net income (loss) to net cash
               provided by (used in) operating activities:
            Depreciation and amortization                                                 1,241            829            443
            Impairment of  intellectual property                                             --            713             --
            Non-cash restructuring (benefit)                                                 --             --           (154)
            Stock-based compensation expense                                                259             21             --
            Non-cash valuation allowance (recovery) on loan from                             --           (240)          (142)
            officer
            Loss on sale of assets                                                            6             --             13
            Changes in operating assets and liabilities:
                    Trade accounts receivable                                               113            150           (930)
                    Inventories                                                             643            (46)            30
                    Other assets                                                           (121)            13             30
                    Trade accounts payable                                                 (113)           160            (57)
                    Other current liabilities                                              (184)          (319)           (61)
                    Non-current liabilities                                                 102             --             (4)
                                                                                     ----------     ----------     ----------

                         Net cash used in operating activities                           (2,419)          (140)           (84)
                                                                                     ----------     ----------     ----------

Cash flows from investing activities:
            Purchases of property and equipment                                            (337)           (87)          (172)
            Cash payments related to purchase of PyX, net of cash                          (359)            --             --
            received
            Cash payments related to purchase of Antares assets                              --             --           (868)
            Purchased software                                                             (207)          (136)           (48)
                                                                                     ----------     ----------     ----------

                         Net cash used in investing activities                             (903)          (223)        (1,088)
                                                                                     ----------     ----------     ----------

Cash flows from financing activities:
            Proceeds from stock plans                                                       130            251             12
            Proceeds from issuance of common stock and warrants, net                      4,975            202            686
            Proceeds from repayment of shareholder note                                      --            382            270
                                                                                     ----------     ----------     ----------
                         Net cash provided by financing activities                        5,105            834            968
                                                                                     ----------     ----------     ----------

                    Net increase (decrease) in cash and cash equivalents                  1,783            471           (204)


Cash and cash equivalents at beginning of year                                            1,849          1,378          1,582
                                                                                     ----------     ----------     ----------

Cash and cash equivalents at end of year                                             $    3,632     $    1,849     $    1,378
                                                                                     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
       Income taxes                                                                  $        5     $        1     $        1
                                                                                     ==========     ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Assets acquired under capital leases                                                 $       --     $      164     $       --
                                                                                     ==========     ==========     ==========
Non-cash stock portion of PyX purchase price                                         $   11,714     $       --     $       --
                                                                                     ==========     ==========     ==========
Non-cash stock portion of Antares purchase price                                     $      197     $       86     $      542
                                                                                     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Basis of Presentation:

SBE, Inc., headquartered in San Ramon, California, engineers and provides standards based hardware and software products to original equipment manufacturers (OEMs) who embed our products into their networking or storage systems to provide network connectivity and data storage solutions for the telecommunications and enterprise storage markets. Our products include Internet Small Computer System Interface (iSCSI) software, wide area network (WAN), local area network (LAN) and storage network interface cards (NICS) and programmable intelligent carrier cards. These products perform critical storage, computing and Input/Output (I/O) tasks across both the embedded server and data storage markets such as high-end enterprise level servers, Linux super computing clusters, workstations, media gateways, routers, Internet access devices, network communications applications, network attached storage (NAS) and storage area networks (SANs). Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. Our business falls within two industry segment - embedded and storage products.

Use of Estimates:

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

Inventories:

Inventories are stated at the lower of cost, using the first-in, first-out method, or market value. We utilize standard costs, which approximates actual cost, for certain indirect costs.

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

Long-lived Assets:

We assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a two-year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value. We amortize capitalized software to cost of sales on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line. It is our belief that no impairment to the software asset exists as of October 31, 2005.

Acquisitions:

All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. We consider a number of factors, including third-party valuations or appraisals, when making these determinations. We finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods sold (COGS) at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

When selling hardware, our agreements with OEMs, such as Data Connection Limited
(DCL) and Nortel Networks Corp. (Nortel), typically incorporate clauses reflecting the following understandings:

      -     all prices are fixed and determinable at the time of sale;
      - title and risk of loss pass at the time of shipment (FOB shipping point);
      - collectibility of the sales price is probable (the OEM is creditworthy, the OEM is obligated to pay and such obligation is not contingent on the ultimate sale of the OEM's integrated solution);
      - the OEM's obligation to us will not be changed in the event of theft or physical destruction or damage of the product;
      - we do not have significant obligations for future performance to directly assist in the resale of the product by the OEMs; and
      - there is no contractual right of return other than for defective products.

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

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection at the time of the price reduction, thereby reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. We believe we are able to fully evaluate potential returns and adjustments and continue to recognize the sale based on shipment to our distributors. Reserves for the right of return and restocking are established based on the requirements of SFAS 48, Revenue Recognition when Right of Return Exists.

During the year ended October 31, 2005, $640,000 or 8% of our sales were sold to distributors compared to $874,000 or 8% and $191,000 or 3% in fiscal 2004 and 2003, respectively. Our reserves for distributor programs total approximately $22,000 as of October 31, 2005 and 2004, respectively.

Software Products

With the acquisition of PyX, we will also derive future revenues from the following sources: (1) software, which includes new iSCSI target and initiator software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with SOP 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of our iSCSI software on a when-and-if-available basis, the fair value of which is recognized over the product's estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. We will defer all revenue related to the sale of our software products and amortize the deferred revenue over its estimated life.

For software license arrangements that do not require significant modification or customization of the underlying software, we will recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Substantially, all of our new software license revenue will be recognized in this manner. No software license revenue has been recognized to date.

As of October 31, 2005, we have deferred all license revenue related to software arrangements until the specified upgrade is delivered. Once the specifed upgrade is delivered, revenues for the license will be recognized over the term of the contract or over the economic life of the product, whichever is shorter.. If there is significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

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

Product Warranty:

Our embedded products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally 12 months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements related to our embedded products at the time that revenue is recognized. We believe that our recorded liabilities are adequate to cover our future cost of materials, labor and overhead for the servicing of our embedded products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Allowance for Doubtful Accounts:

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, significant deterioration in the customer's operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover and should all collection efforts fail, will write-off the account.

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

Product Research and Development Expenditures:

Product research and development (R&D) expenditures, other than certain software development costs, are charged to expense as incurred. Contractual reimbursements for R&D expenditures under joint R&D contracts with customers are accounted for as revenue when received.

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a two-year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value. No internal software development costs were capitalized in the years ended October 31, 2005, 2004 and 2003.

Stock-based Compensation:

We account for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option.

Had compensation cost for these plans been determined pursuant to the provisions of SFAS No. 123, our pro forma net income (loss) would have been as follows (in thousands):

                                                  For the Year Ended October 31,
                                            -------------------------------------------
                                               2005            2004            2003
                                            -----------     -----------     -----------
Net income (loss) - as reported ......      $    (4,230)    $    (1,679)    $       563
Stock based employee compensation
  expense included in reported
  net loss, net of related tax effects              168              --              --
Less total stock based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects ............................           (1,237)         (1,177)           (231)
                                            -----------     -----------     -----------

Pro forma net income (loss) ..........      $    (5,299)    $    (2,856)    $       332
                                            ===========     ===========     ===========

Income (loss) per share:
Basic - as reported ..................      $     (0.66)    $     (0.33)    $      0.13
Basic - pro forma ....................      $     (0.82)    $     (0.57)    $      0.08
Diluted - as reported ................      $     (0.66)    $     (0.33)    $      0.12
Diluted - pro forma ..................      $     (0.82)    $     (0.57)    $      0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in years ended October 31       2005         2004          2003
-------------------------------------------------------------------------------
Expected life (in years)                        4.00         4.00          5.00
Risk-free interest rate                         4.25%        3.29%         2.00%
Volatility                                     99.88%      120.20%       126.00%
Dividend yield                                  0.00%        0.00%         0.00%

The weighted average fair value of options granted during 2005, 2004, and 2003 was $2.91, $2.93 and $1.79 per option, respectively.

Advertising Costs:

Advertising and marketing expenditures are expensed as incurred. Advertising and marketing costs were $324,000, $204,000 and $79,000 in fiscal 2005, 2004 and
2003, respectively.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Comprehensive Income:

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2005, we have not had any transactions that were required to be reported in other comprehensive income and, accordingly, comprehensive income (loss) is the same as net income (loss).

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R, Share Based Payments (SFAS
123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and requires public entities (other than those filing as small business issuers) to report stock-based employee compensation in their financial statements. As modified in April 2004, we will be required to comply with the provisions of SFAS 123R as of the first interim period for the fiscal year beginning on or after June 15, 2005. Thus, we will be required to comply with SFAS 123R beginning with our quarter ending January 31, 2006. We have recorded compensation expense related to stock options awarded to our retired President and Chief Executive Officer and to certain strategic business advisors. The value of these stock options were recorded as deferred compensation, remeasured quarterly, and are amortized to expense over the vesting period varying from 1 to 4 years. We also recorded deferred compensation on the balance sheet related to the fair value of the stock options assumed in the acquisition of PyX. We amortize this deferred compensation to expense over the future 43 month vesting period beginning August 1, 2005. We currently do not record compensation expense related to our other stock-based employee compensation plans in our financial statements. If we had adopted SFAS 123R, the stock based compensation expense for fiscal 2005 related to unvested outstanding employee stock options would have been approximately $1.1 million.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented on a new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of the provisions of SFAS 154 will not have a material impact on our results of operations, financial positions or liquidity.

2. INVENTORIES

Inventories at October 31, are comprised of the following (in thousands):

                                                    2005                 2004
--------------------------------------------------------------------------------
      Finished goods                             $      815           $    1,343
      Parts and materials                               468                  583
                                                 ----------           ----------

      Total inventory                            $    1,283           $    1,926
                                                 ==========           ==========

In the fourth quarter of fiscal 2004, we recorded a $547,000 reserve on specific obsolete and slow moving products. This increase in our inventory reserve is included in our cost of goods expense. The total reserve for slow moving and obsolete inventory is $2,313,000 and $2,171,000 at October 31, 2005 and 2004, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment at October 31, are comprised of the following (in thousands):

                                                     2005             2004
-----------------------------------------------------------------------------

      Machinery and equipment                    $     3,476      $     4,708
      Furniture and fixtures                             226              284
      Leasehold improvements                             145              118
                                                 -----------      -----------
                                                       3,847            5,110
      Less accumulated depreciation
        and amortization                              (3,284)          (4,683)
                                                 -----------      -----------

                                                 $       563      $       427
                                                 ===========      ===========

Depreciation and amortization expense totaled $194,000, $213,000 and $303,000 for the years ended October 31, 2005, 2004 and 2003, respectively. Depreciation expense on capital leases in fiscal 2005 and 2004 was $25,000 and $0, respectively.

4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 2005 and 2004 comprise the following (in thousands):

                                                     2005             2004
-----------------------------------------------------------------------------
      Purchased software                        $     14,177     $      1,065
      Less accumulated amortization                   (2,753)          (1,017)
                                                ------------     ------------
                                                $     11,424     $         48
                                                ============     ============

We capitalized $12,424,000, $136,000 and $48,000 of purchased software costs in 2005, 2004, and 2003 respectively. Amortization of capitalized software costs totaled $1,048,000, $208,000, and $38,000 for the years ended October 31, 2005,
2004, and 2003, respectively. Capitalized software costs consist of the allocation of the software relating to current products and the design of future iSCSI software products acquired in connection with our acquisition of PyX on July 26, 2005. We amortize capitalized software to cost of sales expense on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and which does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line. The amortization expense is included in the Cost of Sales. Included in the $208,000 software amortization expense for fiscal 2004 is $126,000 related to valuation write-downs of capitalized software during the fourth quarter of fiscal 2004.

5. INTANGIBLE ASSETS

Antares

At the end of fiscal 2004 we completed our asset impairment review and we determined that the estimated fair market value of the balance of the intellectual property acquired when we purchased certain assets of Antares Microsystems, Inc. (Antares), a California corporation, was nominal. As a result, we recorded an impairment charge of $713,000 thus writing off the remaining value, at October 31, 2004, of the intellectual property asset recorded when we acquired Antares in August 2003.

The non-cash amortization expense related to the Antares intellectual property in fiscal 2004 was $1.1 million and consisted of $408,000 of regularly scheduled annual amortization expense plus $713,000 write down related to the Antares impairment valuation analysis. This write-down plus the regularly scheduled amortization is included as an expense item in our cost of goods sold for fiscal 2004. The amortization expense related to the intellectual property for the one quarter that we owned Antares in fiscal 2003 was approximately $102,000.

6. STOCKHOLDERS' EQUITY

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

On April 30, 2002, we completed a private placement of 555,556 shares of common stock at $1.80 per share plus a warrant to purchase 111,111 shares of common stock, resulting in net cash proceeds of approximately $0.8 million. The equity investment was made by Stonestreet L.P., of Ontario, Canada. Stonestreet L.P. exercised its warrant to purchase 111,111 shares of our common stock on October 9, 2003 for cash consideration of $222,222.

In connection with the private placement we paid Vintage Partners a finder's fee of $60,000 and warrants to purchase 21,429 shares of common stock. The warrants have a three year term and are exercisable at $3.50 per share. During fiscal 2004, Vintage Partners exercised a portion of their warrants and purchased 11,429 shares of common stock for a total purchase price of $40,001. We registered for resale all of the shares of common stock sold in this offering and the shares subject to sale pursuant to the exercise of the warrants with the Securities and Exchange Commission. The remaining warrant to purchase 10,000 shares of common stock expires on October 9, 2006.

On June 27, 2003, we completed a private placement of 500,000 shares of common stock plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of $550,000 and net cash proceeds of approximately $464,000. The warrant has a term of five years with an exercise price of $1.50 per share subject to certain adjustment provisions.

In connection with the private placement we paid Puglisi & Co. and its associates a placement fee of $33,000 and warrants to purchase 150,000 shares of common stock. The warrants have a five-year term with exercise prices between $1.50 and $2.00 per share, subject to certain adjustment provisions. The warrants to purchase a total of 200,000 shares of common stock have a calculated fair value of approximately $225,000. This value was derived using the "Black-Scholes" pricing model based on the following assumptions,1) expected life: 5 years, 2) risk free interest rate: 3%, 3) volatility: 121.71. We registered for resale all of the shares of common stock sold in this offering and the shares subject to sale pursuant to the exercise of the warrants with the Securities and Exchange Commission. During fiscal 2004, Puglisi exercised a portion of their warrants and purchased 70,000 shares of common stock for a total purchase price of $116,000.

During fiscal 2003, we issued 37,787 shares of our common stock to the non-employee members of our Board of Directors in lieu of 50% of their cash compensation. The value of the common stock of $43,000 was recorded as a general and administrative expense.

During fiscal 2003, we issued 90,628 shares of our common stock to one of the owners of Antares pursuant to the original purchase agreement. The value of the common stock was $259,000.

During fiscal 2005 and 2004, we issued 68,945 and 30,000 shares of our common stock, respectively, to an employee who was one of the owners of Antares pursuant to the original purchase agreement. The value of the common stock was $282,982.

In fiscal year 2004 and 2003, 9,903 and 11,012 shares of common stock were issued under the Employee Stock Purchase Plan, respectively.

On July 26, 2005, we closed a private placement with AIGH Investment Partners, LLC and other accredited investors providing for the sales and issuance of shares of our common stock and warrants to purchase shares of our common stock, with gross proceeds to us of $5,150,000. The investors invested $5,150,000 in purchasing units consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock. The price per unit was $2.50 with aggregate proceeds to us of $5,150,000. We issued 2,060,000 shares of our common stock and warrants to purchase an additional 1,030,000 shares of our common stock in the future in connection with the private placement.

The warrants issued in connection with the private placement have a term of five years and are exercisable at $3.33 per share, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like. The warrants also contain a cashless exercise feature.

We registered for resale all of the shares of common stock sold in this offering and the shares subject to sale pursuant to the exercise of the warrants with the Securities and Exchange Commission effective November 14, 2005.

On July 26, 2005, we acquired PyX for a total purchase price of $11,714,000 paid to the selling shareholders of PyX in the form of shares of our common stock and the assumption of PyX's employee stock option plan plus cash expenses totaling $359,000 for legal, accounting and valuation services. A total of 2,561,050 shares of our common stock has been issued in respect of outstanding PyX common stock. We registered for resale all of the shares of common stock issued to the selling shareholders of PyX with the Securities and Exchange Commission effective November 14, 2005 (see Note 15).

7. DEFERRED COMPENSATION

On January 1, 2005, our retiring President and Chief Executive Officer was awarded options to purchase 75,000 shares of our common stock at a price of $4.00 per share (closing price on December 31, 2004). The fair value of this option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The $120,000 deferred compensation is amortized to general and administrative expense at the rate of $8,000 per month over the 15 month vesting period ending March 2006 based on his continued service as a director. As of October 31, 2005, $80,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense.

We awarded stock option grants to certain non-employee strategic business advisors as a part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The deferred compensation balance is recalculated on a quarterly basis based on market price. The $56,000 deferred compensation is amortized to general and administrative expense at the rate of $2,000 per month over the vesting period of the grants. As of October 31, 2005, $6,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense.

We assumed the PyX employee stock option plan as part of the July 26, 2005 acquisition of PyX and as a result an additional 2,038,950 shares of our common stock, with an exercise price of $2.17, will be issuable upon exercise of assumed stock options. The intrinsic value of the unvested portion of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The $2,484,000 deferred compensation related to this transaction is amortized to expense at the rate of $57,800 per month over the 43 month vesting period beginning August 2005 and ending February 2009. As of October 31, 2005, $173,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense.

The estimated aggregate remaining amortization expense for each of the succeeding fiscal years is as follows (in thousands):

     2006         $   758
     2007             713
     2008             698
     2009             233
                  -------

     Total        $ 2,402
                  =======

8. INCOME TAXES

The components of the benefit for income taxes for the years ended October 31, 2005, 2004 and 2003, comprised of the following:

                                                              2005         2004         2003
---------------------------------------------------------------------------------------------
      Federal:
           Current                                         $     --     $     --     $    (18)
           Deferred                                              --           --           --
      State:
           Current                                                5           --            1
           Deferred                                              --           --           --
                                                           --------     --------     --------
                Net income tax (benefit) provision         $      5     $     --     $    (17)
                                                           ========     ========     ========

We recorded a tax benefit of $18,000 in fiscal 2003 due to refunds of federal income taxes related to the Job Creation and Workers Assistance Act of 2002 which extended the net operating loss carryback period from two to five years for losses generated in tax years ending in 2002.

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

                                                   2005          2004          2003
------------------------------------------------------------------------------------
      Statutory federal income tax rate           (34.0)%        (34.0)%       (34.0)%
      Basis difference in acquisition             104.5             --            --
      Change in valuation allowance               (95.3)          34.0          34.0
      True-up of prior year and other              24.8             --            --
                                               --------       --------      --------
                                                     (0)%           (0)%          (0)%
                                               ========       ========      ========

Significant components of our deferred tax balances as of October 31, 2005 and 2004 are as follows:

                                                                  2005            2004
-----------------------------------------------------------------------------------------
      Deferred tax assets:
          Current
                Accrued employee benefits                     $        32     $        25
                Inventory allowances                                  926             924
                Allowance for doubtful accounts                        21              17
                Warranty accruals and other assets                     11              --
                Distributor reserves                                    8               8
                Stock compensation                                    103              --

          Noncurrent
                   Deferred rent                                       87              --
                R&D credit carryforward                             2,859           2,663
                Net operating loss carryforwards                    5,437           4,569
                Reserve on shareholder note receivable                 --             313
                Depreciation and amortization, net                     --             416
                Restructuring costs                                    10               9
                                                              -----------     -----------
                   Total deferred tax assets                        9,494           8,944
      Less: Deferred tax asset valuation allowance                 (4,923)         (8,944)
                                                              -----------     -----------
      Net deferred tax asset                                        4,571              --
      Deferred tax liability - acquired software                   (4,461)             --
      Deferred tax liability - capitalized assets                    (110)             --
                                                              -----------     -----------
          Net deferred tax assets                             $        --     $        --
                                                              ===========     ===========

Valuation allowances are recorded to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance decreased by $4.0 million in fiscal 2005 primarily as a result of a deferred tax liability of $4.5 million recorded in connection with the amortizable software assets recorded in connection with the acquisition of PyX. This liability have been partially offset by an increases in inventory allowances, warranty and other accruals, deferred stock compensation, deferred rent, R&D tax credit carryforwards and operating loss carryforwards. At October 31, 2005, we have research and experimentation tax credit carryforwards of $2.0 million and $1.4 million for federal and state tax purposes, respectively. These carryforwards expire in the periods ending 2012 through 2025. The State R&D tax credits do not expire. We have net operating loss carryforwards for federal and state income tax purposes of approximately $15.4 million and $4.1 million, respectively, which expire in periods ending 2006 through 2025.

In connection with the acquisition of PyX in 2005, a deferred tax liability of approximately $4.5 million and a deferred tax asset of approximately $50,000 were recorded with a full valuation allowance. The deferred tax liability is the result of the book/tax basis difference on the acquired software. The deferred tax assets consists of $4.4 million related to acquired software and $0.01 million related to other acquired assets. When recognized, the tax benefits of such deferred tax asset will be applied, first, to reduce to zero other non-current assets related to this acquisition; and second, to reduce income tax expense.

Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards are limited as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Usage of net operating loss carryforwards is limited based on the Company's capital at the date of change times a risk-free interest rate.

9. WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation (FIN) No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.

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

The following table sets forth an analysis of our warranty reserve at October 31 (in thousands):

                                                                         2005         2004         2003
                                                                       --------     --------     --------
      Warranty reserve at beginning of period                          $     20     $     53     $     55
          Less: Cost to service warranty obligations                        (12)         (33)         (13)
          Plus: Increases to reserves                                        14           --           11
                                                                       --------     --------     --------
      Total warranty reserve included in other accrued expenses        $     22     $     20     $     53
                                                                       ========     ========     ========

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of October 31, 2005 and 2004, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to software rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2005 and 2004, respectively.

As discussed below, we are the secondary guarantor on the sublease of our previous headquarters. This lease and related sublease matures March 2006. We believe we will have no liabilities on this guarantee and have not recorded a liability at October 31, 2005.

10. COMMITMENTS

We lease our buildings under noncancelable operating leases which expire at various dates through the year 2010. Additionally, we have acquired assets with capital lease obligations. Future minimum lease payments under noncancelable operating leases and capital leases, are as follows (in thousands):

                                                          Operating        Capital
                                                         -----------     -----------
Year ending October 31:
              2006                                       $       724     $        44
              2007                                               580              44
              2008                                               580              44
              2009                                               580              44
              2010 and thereafter                                483               1
                                                         -----------     -----------
                                                               2,947             177
              Less: total expected reimbursements
                    from sublease or interest                   (265)            (37)
                                                         -----------     -----------
              Total minimum lease payments               $     2,682     $       140
                                                         ===========     ===========

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 2005: (in thousands)

Year ending October 31:
                    2006                              $      44
                    2007                                     44
                    2008                                     44
                    2009                                     44
                    2010                                      1
Total minimum lease payments                                177

Less: Amount representing interest(1)                       (37)
                                                      ---------

Present value of net minimum lease payments(2)        $     140
                                                      =========

      (1)Amount necessary to reduce net minimum lease payments to present value calculated at the actual lease interest rate of 12% per annum at the inception of the leases.
      (2) Reflected in the balance sheet as other current liabilities and other long-term liabilities of $29,000 and $111,000, respectively.

In October 2005, we entered into a facilities lease for our engineering and administrative headquarters located in San Ramon, California. The lease expires in 2010. We expect our current facility to satisfy our anticipated needs through the foreseeable future. Additionally, we assigned the lease related to our former 63,000 square foot engineering and administrative headquarters facility to a third-party corporation. The third party has assumed payment of the remaining lease payments though the termination of the original lease in March 2006 and we are a secondary guarantor.

Our rent expense under all operating leases, net of reimbursements for subleases, for the years ended October 31, 2005, 2004 and 2003 totaled $381,000, $384,000 and $434,000, respectively. We had reimbursements of sublease proceeds of $637,000, $637,000 and $713,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

In connection with the retirement of Mr. William Heye, Jr. as our President and Chief Executive Officer, we have been paying Mr. Heye $250,000 at the rate of $20,833 each month for the period January 1, 2005 through December 31, 2005. The commitment to pay $250,000 has been accrued as of October 31, 2004 and is included in General and Administrative expense and Accrued Payroll and Employee Benefits liability as of that date. The balance remaining to be paid as of October 31, 2005 is $42,000 and is included in Accrued Payroll and Employee Benefits liability.

At October 31, 2005, we have three stock-based employee compensation plans, including the PyX employee stock option plan assumed as part of the acquisition of PyX on July 26, 2005, and one stock-based director compensation plan. as more fully described in Note 11. We account for these plans under the recognition and measurement principles of APB No. 25 and related interpretations. With the exception of those instances more fully described in Note 7, stock-based employee compensation costs are not reflected in net income when options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As discussed earlier, should we have determined compensation cost utilizing the fair value approach, recorded stock compensation expense would have been approximately $1.1 million, $1.2 million and $231,000 in each of the years ended October 31, 2005, 2004 and 2003, respectively. During fiscal 2005 we acquired PyX and recorded $2,484,000 of deferred compensation related to the PyX employee stock option plan that we assumed, as more fully described in Note 7. During fiscal 2005 we amortized $173,000 of the deferred compensation related to the PyX stock option plan to compensation expense.

We awarded stock option grants to certain non-employee strategic business advisors as a part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The $56,000 deferred compensation is amortized to general and administrative expense at the rate of $2,000 per month over the vesting period of the grants with quarterly remeasurements. As of October 31, 2005, $6,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense.

11. STOCK OPTION AND STOCK PURCHASE PLANS

We sponsor three employee stock option plans, the 1996 Stock Option Plan (the 1996 Plan), the 1998 Non-Officer Stock Option Plan (the 1998 Plan) and the PyX 2005 Stock Option Plan (the PyX Plan). A total of 2,730,000 shares of Common Stock were reserved under the 1996 Plan at October 31, 2005. A total of 650,000 shares of Common Stock are reserved under the 1998 Plan and a total of 2,038,950 shares of Common Stock are reserved under the PyX Plan at October 31, 2005, respectively. Stock options granted under the 1996, 1998 and PyX Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of Common Stock on the date of grant.

Additionally, in 1991, stockholders approved a Non-Employee Director Stock Option Plan (the Director Plan). A total of 340,000 shares of Common Stock are reserved for issuance under the Director Plan. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value at the date of grant.

At October 31, 2005 and 2004, 361,523 and 903,516 shares of Common Stock, respectively, were available for grant under the 1996 Plan. A total of 53,429 and 26,250 shares of Common Stock were available for grant under the 1998 Plan at October 31, 2005 and 2004, respectively. No shares of Common Stock were available for grant under the PyX Plan at October 31, 2005. A total of 147,750 and 187,750 shares of Common Stock were available for grant under the Director Plan at October 31, 2005 and 2004, respectively.

A summary of the combined activity under all of the stock option plans is set forth below:

                                         Weighted
                                          Average              Exercise
                                         Number of             Price Per                  Exercise
                                           Shares                Share                     Price
--------------------------------------------------------------------------------------------------
      Outstanding at
          October 31, 2002               1,769,243           $0.90--$19.81                $  3.32

      Granted                              140,500            $0.70--$2.86                $  1.90
      Cancelled or expired                (285,238)          $0.51--$19.81                $  5.13
                                        ---------------------------------------------------------
      Outstanding at
          October 31, 2003               1,624,505           $0.70--$19.41                $  2.90

      Granted                              422,500            $2.86--$7.13                $  4.99
      Cancelled or expired                 (67,874)           $2.86--$7.00                $  3.98
      Exercised                           (182,012)           $0.90--$5.13                $  1.69
                                        ---------------------------------------------------------
      Outstanding at
          October 31, 2004               1,797,119           $0.70--$19.41                $  3.48

      Granted                              856,154            $2.17--$4.00                $  3.48
      PyX Plan assumed                   2,038,950            $2.17--$2.17                $  2.17
      Cancelled or expired                (301,340)           $0.90--$7.13                $  4.03
      Exercised                           (177,179)           $0.70--$2.86                $  1.84
                                        ---------------------------------------------------------
      Outstanding at
          October 31, 2005               4,213,704           $0.70--$18,38                $  3.05
                                        =========================================================

The following table summarizes information with respect to all options to purchase shares of Common Stock outstanding under the 1996 Plan, the 1998 Plan, the PyX Plan and the Director Plan at October 31, 2005:

                                 Options Outstanding                        Options Exercisable
=====================================================================================================
                                      Weighted
                                       Average           Weighted                          Weighted
                      Number          Remaining           Average         Number            Average
   Range of        Outstanding    Contractual Life       Exercise       Exercisable        Exercise
Exercise Price     at 10/31/05         (years)             Price        at 10/31/05          Price
--------------    --------------  ----------------     -----------     -------------      -----------
$ 0.00 - $  .90        516,900             4.0           $  0.90            504,690         $  0.90
$ .91 -  $ 1.50        130,000             3.6           $  1.11            108,124         $  1.07
$ 1.51 - $ 2.50      2,137,326             6.2           $  2.16             73,376         $  1.65
$ 2.51 - $ 3.50        644,000             5.4           $  2.86            176,082         $  2.67
$ 3.51 - $ 4.50        376,000             5.8           $  4.20            140,045         $  4.27
$ 4.51 - $ 5.50        219,376             2.2           $  5.06            219,376         $  5.06
$ 5.51 - $ 8.50        149,102             1.4           $  7.49            137,704         $  7.54
$ 8.51 - $10.50         40,000             1.3           $  8.63             40,000         $  8.63
$10.51 - $20.00          1,000             1.4           $ 17.28              1,000         $ 17.28
                    ----------                                           ----------
                     4,213,704                                            1,400,397
                    ==========                                           ==========

We sponsor an Employee Stock Purchase Plan (the Purchase Plan) under which 300,000 shares of Common Stock were reserved for issuance at October 31, 2005. The Purchase Plan allows participating employees to purchase, through payroll deductions, shares of our Common Stock at 85 percent of the fair market value of the shares at specified dates. At October 31, 2005, 35 employees were eligible to participate in the Purchase Plan and 58,559 shares were available for issuance. In fiscal year 2005, no shares of Common Stock were issued under the Purchase Plan compared to 9,903 and 11,012 shares of Common Stock issued in fiscal 2004 and 2003, respectively.

12. NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share for the years ended October 31, 2005, 2004 and 2003 was computed by dividing the net income (loss) for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents relate to stock options and warrants included in the calculation of common stock and common stock equivalents for the year ended October 31, 2003 include:

      o     397,000 employee options to purchase common stock;
      o     23,000 shares of common stock; and
      o     30,000 warrants to purchase common stock.

Common stock equivalents of approximately 937,000 and 792,000 options are excluded from the diluted earnings per share calculation for fiscal 2005 and 2004, respectively, due to their anti-dilutive effect.

(in thousands, except per share amou                      Years ended October 31
                                               -------------------------------------------
                                                   2005            2004           2003
                                                   ----            ----           ----
Basic earnings per share:

Net income (loss)                              $    (4,230)    $    (1,679)    $       563

Number of shares for computation of
earnings per share                                   6,439           5,022           4,259
                                               ===========================================

Basic earnings (loss) per share                $     (0.66)    $     (0.33)    $      0.13
                                               ===========================================

Diluted earnings per share:

Weighted average number of common
shares outstanding during the year                   6,439           5,022           4,259

Assumed issuance of stock under warrant
plus stock issued the employee and
non-employee stock option plans                        (a)             (a)             450
                                               -------------------------------------------

Number of shares for computation of
earnings per share                                   6,439           5,022           4,709
                                               ===========================================

Diluted earnings (loss) per share              $     (0.66)    $     (0.33)    $      0.12
                                               ===========================================

(a) In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

13. EMPLOYEE SAVINGS AND INVESTMENT PLAN

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

For the years ended October 31, 2005, 2004 and 2003, total expense under the employee savings and investment plan was $87,918, $90,099 and $61,730, respectively.

14. CONCENTRATION OF CREDIT AND BUSINESS RISKS

Our trade accounts receivable are concentrated among a small number of customers, principally located in the United States and Europe. Two customers accounted for 41% of our outstanding accounts receivable at October 31, 2005 compared to two customers who accounted for more than 61% of total accounts receivable at October 31, 2004. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. We maintain an allowance for doubtful accounts for potential credit losses. Actual bad debt losses have not been material and have not exceeded our expectations. Trade accounts receivable are recorded net of an allowance for doubtful accounts of $54,000 and $42,000 at October 31, 2005 and 2004, respectively.

Sales to individual customers in excess of 10% of net sales for the year ended October 31, 2005 included sales to DCL located in the United Kingdom of $2.2 million, or 28% of net sales, Nortel of $1.4 million, or 18% of net sales and HP of $1.0 million, or 13% of net sales compared to sales to HP in fiscal 2004 of $4.9 million, or 45% and Nortel of $1.5 million, or 13% of net sales, and sales to HP of $3.1 million, or 45% of net sales, in fiscal 2003.

International sales constituted 37%, 12% and 12% of net sales in fiscal 2005, 2004 and 2003, respectively. International sales are primarily executed in Europe with 28% to customers in the United Kingdom. All international sales are executed in U.S. dollars.

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

Substantially all of our manufacturing process is subcontracted to two independent companies. The chipsets used in some of our hardware products are currently available from single source suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, could have a material adverse effect on our business, operating results, financial condition and cash flows.

15. ACQUISITION OF PYX TECHNOLOGIES, INC.

Effective July 26, 2005, we acquired PyX for a total purchase price of $11,714,000 paid to the selling shareholders of PyX in the form of shares of our common stock and the assumption of PyX's employee stock option plan, plus cash expenses totaling $359,000 for legal, accounting and valuation services. A total of 2,561,050 shares of our common stock has been issued in respect of outstanding PyX common stock. We registered these shares for resale with the Securities and Exchange Commission. A total of 95% of the shares issued in connection with the merger will be subject to a one-year market standoff, such that only 128,053 of such shares will be available to trade prior to July 26, 2006. An additional 2,038,950 shares of our common stock will be issuable upon exercise of assumed stock options for services of selling shareholders who became our employees. The option shares are issuable upon exercise of options, subject to vesting restrictions that do not begin to lapse until February 2006, except that if an optionee's employment is terminated without cause or the optionee resigns for certain specified reasons, the vesting on the option will accelerate and become fully vested.

The acquisition enabled us to obtain iSCSI software which we consider to be complementary to our business. While this product has reached technological feasibility and is being capitalized, we will continue to customize it to meet our specific customer needs.

A summary of the assets acquired and consideration paid is as follows:

Tangible assets acquired                      $     31,000
Software                                        12,217,000
                                              ------------
Total assets acquired                           12,248,000
Liabilities assumed                                534,000
                                              ------------
Net assets acquired                           $ 11,714,000
                                              ============

Fair value of common stock provided           $  9,040,000
  Fair value of stock options assumed            5,158,000
  Less: value of deferred compensation
          related to stock options              (2,484,000)
                                              ------------
Total consideration                           $ 11,714,000
                                              ============

We used the purchase method of accounting for the acquisition and combined PyX results of operations beginning July 26, 2005. The fair value of the common stock provided to the PyX shareholders was calculated as the value of the 2,561,050 shares of common stock multiplied by the closing price of our common stock on July 26, 2005 ($3.53 per share). The fair value of the vested portion of the 2,038,950 PyX stock options assumed by us was calculated using the Black-Scholes valuation model and included in the purchase price. The intrinsic value of the unvested portion of the 2,038,950 PyX stock options assumed by us was recorded as deferred compensation (see Note 7) and is amortized to compensation expense over the remaining 43 month vesting period. We allocated the purchase price to the tangible assets and liabilities based on fair market value at the time of the acquisition and to software based on future expected cash flows to be derived from the acquired iSCSI software product line.

The unaudited pro forma results are provided for comparison purposes only and are not necessarily indicative of what actual results would have been had the PyX acquisition been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period. Had we acquired PyX at the beginning of the prior period, our results of operations would have been as follows (in thousands, except per share amounts):

For the fiscal years ended October 31,

                                2005             2004
                              --------         --------
Revenues                      $  8,056         $ 11,066
Net loss                        (8,721)          (7,653)
Basic and diluted loss
per common share              $  (0.89)        $  (0.79)

We amortize the software acquired in the PyX acquisition to cost of sales expense over 36 months which is the estimated useful life at the time of acquisition.

16. SEGMENT FINANCIAL DATA

Our operations are organized into two business segments: Embedded and Storage Products. The Embedded Products segment designs and manufactures a broad range of embedded computing products including VoIP, T1/T3 adapter cards and programmable intelligent processing platforms. Revenue from this business segment in 2005 was $8.1 million, representing 100% of our total sales. The Storage Products segment develops standards based iSCSI software for a newly emerging IP based storage market. The Storage business was purchased in July 2005 and had no revenues in 2005. All software relates to the storage business. Prior to July 2005, we operated in one segment. Sales of adaptor cards, high-wire products and all other products represented approximately $4.0 million, $2.5 million and $1.5 million in 2005.

International sales accounted for 37%, 12% and 12% of total sales during fiscal 2005, 2004 and 2003, respectively. Our international sales are primarily to customers in Europe with 28% of sales to customers in the United Kingdom.

The following is a discussion of sales to external customers and segment profit
(loss) for each reportable segment. We measure the results of operations for segments (Segment Profit (Loss)) based on income (loss) before income taxes, interest income or expense and other income or expense.

                                          Embedded         Storage         Corporate &
(in thousands)                             Group            Group          Unallocated        Total
                                           -----            -----          -----------        -----
Years ended October 31:
Gross Sales                   2005      $    8,056               --               --       $    8,056

Interest and other
 Income, net                  2005      $       --               --               16       $       16

Amortization                  2005      $       --            1,014              486       $    1,500

Segment (loss)
  before taxes                2005      $   (1,559)          (2,201)            (470)      $   (4,230)

As of October 31:
Total assets                  2005      $       --           11,199            7,633       $   18,832

17. LOAN TO OFFICER

On November 6, 1998, we made a loan to our prior president and CEO which was used by him to exercise an option to purchase 139,400 shares of our common stock and related taxes. The loan, as amended, was collateralized by shares of our common stock, bore interest at a rate of 2.48% per annum, due on December 14, 2003.

On October 31, 2002, due to the market value of the stock collateral, we determined that it was probable that we would be unable to fully recover the balance of the loan on its due date of December 14, 2003. Accordingly, a valuation allowance of $474,000 was recorded against the loan at October 31, 2002.

During the fourth quarter of fiscal 2003, the market value of the stock collateral recovered sufficiently and the officer repaid $362,800 of the loan and as a result, we recognized a benefit of $235,000 related to the reversal of the loan impairment charge taken by us in fiscal 2002. During the first quarter of fiscal 2004, the officer repaid the remaining loan balance in full and as a result, we recorded a benefit of $239,000 relating to the reversal of the remaining loan impairment charge.

18. SUBSEQUENT EVENTS

On January 12, 2006 we took steps to reduce our cash flow break-even point. We changed the formula for paying all officers and employees and our Board of Directors for their services. Beginning with our January 31, 2006 payroll, all officer and employee payroll compensation will be paid approximately 70% in cash and approximately 30% in non-restricted shares of SBE common stock. Our Board of Directors fees will be paid 100% in non-restricted SBE common stock. The cash reduction efforts are expected to reduce our quarterly cash use rate by approximately $550,000 and will result in the issuance of additional shares of SBE common stock. We will issue a total of approximately 264,000 shares of SBE common stock to employees and directors during the period January 31, 2006 through March 31, 2006, based on the market price of the common stock on the date of issue. After that time the Board of Directors will review our financial position each quarter and make a determination as to the continuation of the stock-for-pay program and the number of shares of SBE common stock to be issued.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except                          First       Second         Third        Fourth
per share amounts)                           Quarter      Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------------
     2005:   Net sales                      $   2,815    $   1,706     $   1,720     $   1,815
             Gross profit                       1,585          630           648          (212)
             Net income (loss)                    177         (936)         (945)       (2,526)
             Basic income (loss) per
             common share                   $    0.03    $   (0.18)    $   (0.17)    $   (0.26)
             Diluted income (loss) per
             common share                   $    0.03    $   (0.18)    $   (0.17)    $   (0.26)

     2004:   Net sales                      $   2,970    $   2,977     $   2,899     $   2,220
             Gross profit                       1,645        1,560         1,540          (325)
             Net income (loss)                    527           54            79        (2,339)
             Basic income (loss) per
             common share                   $    0.11    $    0.01     $    0.02     $   (0.47)
             Diluted income (loss) per
             common share                   $    0.09    $    0.01     $    0.01     $   (0.47)

                                    SBE, Inc.
                 Schedule II - Valuation and Qualifying Accounts
               For the Years Ended October 31, 2005, 2004 and 2003
                             (amounts in thousands)

            Column A                      Column B       Column C        Column D        Column E
            --------                      --------       --------        --------        --------
                                         Balance at      Additions                        Balance
                                          Beginning  charged to costs                     End of
            Description                   of Period    and expenses     Deductions        Period
--------------------------------------------------------------------------------------------------
Year ended October 31, 2005

Allowance for Doubtful Accounts
 and sales programs                      $        42    $        27    $       (15)    $        54
Allowance for Warranty Claims                     20             14            (12)             22
Allowance for Deferred Tax Assets              8,944             --         (4,021)          4,923

Year ended October 31, 2004

Allowance for Doubtful Accounts
 and sales programs                      $        90    $        --    $       (48)    $        42
Allowance for Warranty Claims                     53             --            (33)             20
Allowance for Deferred Tax Assets              8,662            282             --           8,944
Allowance for Stockholder Loan                   239             --           (239)             --

Year ended October 31, 2003

Allowance for Doubtful Accounts
 and sales programs                      $        93    $        11    $       (14)    $        90
Allowance for Warranty Claims                     55             11            (13)             53
Allowance for Deferred Tax Assets              8,593             69             --           8,662
Allowance for Stockholder Loan                   474             --           (235)            239