Form 10-Q
period 2006-01-31
SBE INC
filed 2006-03-06
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

 ☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

 ☐Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 0-8419

SBE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of registrant's common stock outstanding as of January 31, 2006 was 9,955,158.

SBE, INC.

PART I.  Financial Information

Item 1.  Financial Statements

SBE, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	January 31,	October 31,
	2006	2005 (A)
	(unaudited)
Current assets:
Cash and cash equivalents	$2,764	$3,632
Trade accounts receivable, net	1,059	1,555
Inventories	1,633	1,283
Other	240	293
Total current assets	5,696	6,763

Property, plant and equipment, net	648	563
Capitalized software costs, net	10,422	11,424
Other	53	82
Total assets	$16,819	$18,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$933	$743
Accrued payroll and employee benefits	116	155
Capital lease obligations - current portion	50	29
Deferred software revenue	178	138
Other accrued expenses	169	178

Total current liabilities	1,446	1,243

Capital lease obligations and deferred rent, net of current portion	322	241

Total liabilities	1,768	1,484

Commitments (note 7)
Stockholders' equity:
Common stock	33,460	35,431
Deferred compensation	—	(2,401)
Accumulated deficit	(18,409)	(15,682)
Total stockholders' equity	15,051	17,348
Total liabilities and stockholders' equity	$16,819	$18,832

(A) Derived from audited financial statements

See notes to condensed consolidated financial statements.

SBE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	January 31,
	2006	2005
Net sales	$1,400	$2,815
Cost of sales	1,825	1,230
Gross profit (loss)	(425)	1,585
Product research and development	946	473
Sales and marketing	598	559
General and administrative	771	369
Total operating expenses	2,315	1,401
Operating income (loss)	(2,740)	184
Interest and other income (expense)	18	(2)
Income (loss) before income taxes	(2,722)	182
Provision for income taxes	5	5
Net income (loss)	$(2,727)	$177
Basic earnings (loss) per share	$(0.28)	$0.03
Diluted earnings (loss) per share	$(0.28)	$0.03
Shares used in per share computations:
Basic	9,895	5,136
Diluted	9,895	5,869

See notes to condensed consolidated financial statements.

SBE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	January 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,727)	$177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	445	—
Depreciation and amortization	1,086	72
Changes in operating assets and liabilities:
Trade accounts receivable	496	(380)
Inventories	(350)	288
Other assets	82	(53)
Trade accounts payable	190	(330)
Other current liabilities	(6)	(98)
Other non-current liabilities	81	7
Net cash used in operating activities	(703)	(317)

Cash flows from investing activities:
Purchases of property and equipment	(148)	(38)
Purchased software	(20)	(9)
Net cash used in investing activities	(168)	(47)

Cash flows from financing activities:
Stock offering expense	(2)	—
Proceeds from stock plans	5	79
Net cash provided by financing activities	3	79

Net decrease in cash and cash equivalents	(868)	(285)

Cash and cash equivalents at beginning of period	3,632	1,849
Cash and cash equivalents at end of period	$2,764	$1,564

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Non-cash stock portion of Antares purchase price	$—	$114

See notes to condensed consolidated financial statements.

SBE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Interim Period Reporting:

These condensed financial statements of SBE, Inc. are unaudited, and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended January 31, 2006 are not necessarily indicative of expected results for the full 2006 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2005.

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

Stock Based Compensation

Effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (SFAS 123R) using the modified prospective method. See Note 4 for additional information regarding stock based compensation.

Segment Information

After we acquired PyX on July 26, 2005 we organized our operations into two business segments: Embedded and Storage Products. In the quarter ended January 31, 2006 we reorganized the company to one industry segment by combining the previously segmented engineering, sales, marketing groups to focus on delivering IP-based hardware and software products that are embedded in both communications and storage servers. We now have only one chief operating decision maker and analyze financial information on a single segment basis.

2. Inventories:

Inventories comprise the following (in thousands):

	January 31,	October 31,
	2006	2005
Finished goods	$1,166	$815
Parts and materials	467	468
	$1,633	$1,283

The total reserve for slow moving and obsolete inventory is $2,310,000 and $2,313,000 at January 31, 2006 and October 31, 2005, respectively.

3. Capitalized Software:

Capitalized software costs comprise the following (in thousands):

	January 31,	October 31,
	2006	2005
Purchased software	$14,197	$14,177
Less accumulated amortization	(3,775)	(2,753)
	$10,422	$11,424

We capitalized $20,000, $9,000 and $12,424,000 of purchased software costs in the three months ended January 31, 2006 and 2005 and for the fiscal year ended October, 31, 2005, respectively. Amortization of capitalized software costs totaled $1,022,000 and $16,000 for the three months ended January 31, 2006 and 2005, respectively. Capitalized software costs consist of the allocation of the software relating to current products and the design of future iSCSI software products acquired in connection with our acquisition of PyX on July 26, 2005. We amortize capitalized software to cost of sales expense on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and which does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line.  It is our belief that no impairment to the software asset exists as of January 31, 2006.

4. Net Income (Loss) Per Share:

Basic income (loss) per common share for the three months ended January 31, 2006 and 2005 was computed by dividing the net income (loss) for such period by the weighted average number of shares of common stock outstanding for such period. Common stock equivalents for the three months ended January 31, 2006 were anti-dilutive and as such are not included in the calculation of diluted net loss per share. Common stock equivalents for the three months ended January 31, 2005 have been included in the calculation of diluted net income per share (in thousands).

Common Stock Equivalents	Three months ended
	January 31,
	2006	2005
Employee stock options	504	635
Common Stock issued relating to purchase of Antares	—	28
Warrants to purchase common stock	—	70
Common stock equivalents	504	733

	Three months ended
	January 31,
	2006	2005
Basic	(in thousands, except per share amounts)

Weighted average number of common shares outstanding	9,895	5,136
Number of shares for computation of net income (loss) per share	9,895	5,136
Net income (loss)	$(2,727)	$177
Net income (loss) per share	$(0.28)	$0.03

Diluted

Weighted average number of common shares outstanding	9,895	5,136
Shares issuable pursuant to options granted under stock option plans and warrants granted, less assumed repurchase at the average fair market value for the period	(a )	733
Number of shares for computation of net income (loss) per share	9,895	5,869
Net income (loss)	$(2,727)	$177
Net income (loss) per share	$(0.28)	$0.03

(a)	In loss periods, all common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

5. Stock Based Compensation:

Effective November 1, 2005, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123 as amended by SFAS 148 with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows; whereby, the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previously reported.

We have several Board and shareholder approved stock option plans for which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options as vesting for all outstanding option grants was based only on continued service as an employee of the Company. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

We sponsor three employee stock option plans, the 1996 Stock Option Plan (the 1996 Plan), the 1998 Non-Officer Stock Option Plan (the 1998 Plan) and the PyX 2005 Stock Option Plan (the PyX Plan). A total of 2,730,000 shares of common stock were reserved under the 1996 Plan at October 31, 2005. The 1996 Plan terminated effective January 31, 2006 and although we can no longer issue stock options out of the plan, the outstanding options at the date of termination will continue to vest. A total of 650,000 shares of common stock are reserved under the 1998 Plan and a total of 2,038,950 shares of our common stock will be issuable upon exercise of the assumed PyX Plan stock options at January 31, 2006, respectively. Stock options granted under the 1996, 1998 and PyX Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Additionally, in 2001, stockholders approved a Non-Employee Director Stock Option Plan (the Director Plan). A total of 340,000 shares of Common Stock are reserved for issuance under the Director Plan. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value at the date of grant.

On the date of adoption of SFAS 123R, there were 4,213,704 outstanding stock options, of which 1,400,397 were fully vested. We granted 265,000 stock options to employees during the three month period ended January 31, 2006. Included in the outstanding stock options are 2,038,950 stock options related to the PyX 2005 Stock Option Plan that was assumed by us in our acquisition of PyX Technologies, Inc. (PyX) on July 27, 2005. The fair value related to the unvested portion of the PyX stock options assumed by us totaled $2,484,000 and was recorded as deferred compensation in the fourth quarter of fiscal 2005. On the date of adoption of SFAS 123R, we reduced deferred compensation and common stock by $2,311,000, which was the value of the unamortized balance of the deferred compensation recorded when we purchased PyX. We will record compensation expense at the rate of $173,000 per quarter over the remaining 13 quarterly vesting periods and record an increase to our common stock as required by SFAS 123R. The $173,000 per quarter compensation expense is included in General and Administrative expense.

We awarded stock option grants to certain non-employee strategic business advisors as a part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is recalculated on a quarterly basis based on market price. For the three month period ended January 31, 2006, $35,000, of compensation expense is included in General and Administrative expense.

For the three months ended January 31, 2006, we recorded approximately $146,000 of stock-based compensation expense associated with outstanding unvested employee stock options in the accompanying statements of operations. The fair value of the unearned portion of stock-based compensation related to the unvested employee stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options. We recognized no net deferred tax impact on the adoption of SFAS 123R. As of January 31, 2006, there was approximately $1.5 million of remaining unamortized stock-based compensation expense associated with unvested employee stock options which will be expensed over the remaining service period through September 2009. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended January 31, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Unvested Options On November 1,	Options Granted During Three Months Ended January 31,
	2005	2006
Expected life (in years)	4.19	4.00
Risk-free interest rate	2.65% - 4.36%	4.375%
Volatility	53.76% -151.22%	97.46%
Dividend yield	0.00%	0.00%
Forfeiture rate	6.71%	5.47%

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The following table summarizes our stock option and restricted stock activity in fiscal 2006:

	Weighted	Average
	Number of	Exercise
	options	Price
Outstanding at October 31, 2005	4,213,704	$2.66
Granted	523,483	1.94
Exercised	60,658	1.50
Cancelled	119,436	7.19
Outstanding at January 31, 2006	4,557,093	$2.48
As of January 31, 2006:
Options exercisable	1,368,394	$2.73
Shares available for grant	151,868

The weighted average grant-date fair value of options granted during the three months ended January 31, 2006 and 2005 was $1.94 and $3.88, respectively. The total intrinsic value of options exercised during the quarter ended January 31, 2006 and 2005 was $3,400 and $76,834 respectively.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Stock Option Plan (the 1996 Plan), the 1998 Non-Officer Stock Option Plan (the 1998 Plan) and the PyX 2005 Stock Option Plan (the PyX Plan) and the Non-Employee Director Stock Option Plan (the Director Plan) at January 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 1/31/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 1/31/06	Weighted Average Exercise Price
$ 0.00 - $ 1.00	583,566	3.4	$0.91	581,232	$0.91
$ 1.01 - $ 2.50	2,459,651	6.0	$2.07	104,625	$1.55
$ 2.51 - $ 3.50	839,500	5.5	$2.80	184,308	$2.67
$ 3.51 - $ 4.50	376,000	5.5	$4.20	209,940	$4.22
$ 4.51 - $ 6.50	219,376	1.9	$5.06	219,376	$5.06
$ 6.51 - $ 8.50	38,000	4.7	$7.01	27,913	$7.03
$ 8.51 - $10.50	40,000	1.0	$8.63	40,000	$8.63
$10.51 - $18.50	1,000	1.2	$17.28	1,000	$17.28
	4,557,093	5.3	$2.48	1,368,394	$2.73

Restricted Stock Awards

On January 12, 2006, our Board of Directors (Board) approved a company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board also approved restricted stock grants to all of our employees pursuant to the 1996 Stock Option Plan. A total of 227,301 shares of our common stock will be issued pursuant to such restricted stock grants. Such stock grants will vest in five ratable semi-monthly installments, for so long as the employees continue to act as employees, with the first installment vested on January 31, 2006. In addition, the Board also approved the suspension of all cash Board and Board committee fees, indefinitely. In place of such cash payments, the Board made a restricted stock grant of 30,681 shares to non-employee members of the Board. Such stock grants will vest in three equal monthly installments, for so long as the directors continue to act as directors, with the first installment vested on January 31, 2006. For the three months ended January 31, 2006, we recorded approximately $91,000, of stock-based compensation and director expense associated with these restricted stock awards.

A summary of the status of the Company’s restricted stock units as of January 31, 2006 and changed during the three months ended January 31, 2006 is as follows:

	Number of	Weighted Average
	Shares	Grant-Date
Nonvested Restricted Stock Units	(in Thousands)	Fair Value
Nonvested at November 1, 2005	—	—
Granted	264	$1.55
Vested	(66)	1.38
Cancelled	—	—
Nonvested at January 31, 2006	198	$1.34

Prior to November 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Our practice is to award employee stock options with an exercise price equal to the market price on the date of the award. Accordingly, no stock-based employee compensation cost has previously been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of SFAS 123, our net income and income per share would have been as follows:

Three Months Ended January 31, 2005
(in thousands, except per share amounts)

Net income, as reported	$177
Add: Total stock-based compensation expense (benefit) included in the net income determined under the recognition and measurement principles of APB Opinion 25	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(640)
Pro forma net loss	$(463)
Net income (loss) per share:
Basic - as reported	$0.03
Basic - pro forma	$(0.09)
Diluted - as reported	$0.03
Diluted - pro forma	$(0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in three months ended January 31	2005
Expected life (in years)	5.00
Risk-free interest rate	3.00%
Volatility	76.29%
Dividend yield	0.00%

The following table summarizes stock-based compensation expense related to employee stock options - under SFAS 123(R), restricted stock awards and non-employee consultant and PyX stock based compensation expense for the three months ended January 31, 2006 which was allocated to product costs and operating expense as follows (in thousands):

Three Months Ended
January 31, 2006
Cost of goods sold	$5
Product research and development	37
Sales and Marketing	56
General and administrative	347

Total	$445

6. Revenue Recognition and Concentration of Risk:

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

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. We will defer all revenue related to the sale of our software products until such time that we are able to established VSOE for the undelivered elements related to our iSCSI software products or when we fulfill the undelivered elements.

 Deferred revenue represents post-delivery engineering support and the right to receive specified upgrades/enhancements of our iSCSI software on a when-and-if-available basis.

In the first three months of fiscal 2006 and 2005, most of our sales were attributable to sales of wireless communications products and were derived from a limited number of Original Equipment Manufacturer (OEM) customers. Sales to The Hewlett-Packard Company (HP) accounted for 0% and 36% of our net sales in the first three months of fiscal 2006 and 2005, respectively, and sales to Data Connection Limited (DCL) , Nortel Networks (Nortel) and True Position, Inc. accounted for 41%, 12% and 10% of our net sales for the quarter ended January 31, 2006, respectively as compared to DCL and Nortel accounting for 15% and 14% of our net sales for the same quarter ended January 31, 2005, respectively. No other customer accounted for more than 10% of our net sales in either quarter. DCL and Nortel combined accounted for 65% of our accounts receivable at January 31, 2006. A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

International sales constituted 58% and 20% of net sales for the three month periods ended January 31, 2006 and 2005, respectively. International sales are primarily executed in Europe with 44% to customers in the United Kingdom. All international sales are executed in U.S. dollars.

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

The following table sets forth an analysis of our warranty reserve (in thousands):

	January 31,	January 31,
	2006	2005
Warranty reserve at beginning of period	$22	$20
Less: Cost to service warranty obligations	(1)	(4)
Plus: Increases to reserves	1	4
Total warranty reserve included in other accrued expenses	$22	$20

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of January 31, 2006 and October 31, 2005, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2006 and October 31, 2005, respectively.

As discussed below, we are the secondary guarantor on the sublease of our previous headquarters. We believe we will have no liabilities on this guarantee and have not recorded a liability at January 31, 2006.

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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2005.

Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to Our Business

We may not realize any anticipated benefits from the acquisition of PyX.

We acquired PyX on July 26, 2005. While we believe that our opportunities are greater than our opportunities prior to the acquisition and that we will be able to create substantially more stockholder value, there is substantial risk that the synergies and benefits sought in the acquisition might not be fully achieved. There is no assurance that PyX’s technology can be successfully integrated into our existing product platforms or that our financial results will meet or exceed the financial results that would have been achieved absent the acquisition. As a result, our operations and financial results may suffer and the market price of our common stock may decline.

If PyX’s products contain undetected errors, we could incur significant unexpected expenses and experience product returns and lost sales.

The iSCSI software products developed by PyX are highly technical and complex. While PyX’s products have been tested, because of their nature, we can not be certain of their performance either as stand-alone products or when integrated with our existing product line. Because of PyX’s short operating history, we have little information on the performance of its products. There can be no assurance that defects or errors may not arise or be discovered in the future. Any defects or errors in PyX's products discovered in the future could result in a loss of customers or decrease in net revenue and market share.

We depend upon a small number of Original Equipment Manufacturer (OEM) customers. The loss of any of these customers, or their failure to sell their products, could limit our ability to generate revenues. In particular, the Hewlett Packard Company (HP) ceased to be a significant customer of ours in the first quarter of fiscal 2005, and our success depends on being able to replace net sales previously attributable to HP with sales to other customers.

In the first quarter of fiscal 2005, sales of VME products to HP accounted for 36% of our net sales. We made our final shipment for $1.0 million of our VME products to HP in the first quarter of fiscal 2005. Our future success depends on being able to replace net sales previously attributable to HP with sales to other customers. We can provide no assurance that we will succeed in obtaining new orders from existing or new customers sufficient to replace or exceed the net sales previously attributable to HP or that we will become a qualified supplier with new OEM customers or remain a qualified supplier with existing OEM customers.

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

We compete directly with traditional vendors of storage software and hardware devices, including Fibre Channel SAN products, open source “free” software, TOE and application-specific storage solutions. We compete with communications suppliers of routers, switches, gateways, network interface cards and other products that connect to the Public Switched Telephone Network (PSTN) and the Internet. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as Fibre Channel, switched digital telephone services, iSCSI, SAS, TOE, VoIP and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent that such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) and storage product providers (such as EMC Corporation, Network Appliance, Inc. and Qlogic Corporation).

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

We are highly dependent on the technical, management, marketing and sales skills of a limited number of key employees. We do not have employment agreements with, or life insurance on the lives of, any of our key employees. The loss of the services of any key employees could adversely affect our business and operating results. Our future success will depend on our ability to continue to attract and retain highly talented personnel to the extent our business grows. Competition for qualified personnel in the networking and software industries, and in the San Francisco Bay Area, is intense. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. None of our employees are covered by life insurance that names the Company as beneficiary.

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

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders’ equity of $2.5 million. Our stockholders’ equity as of January 31, 2006 was approximately $15.1 million and our closing bid price on January 31, 2006 was $1.33. Although we currently meet all of the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price decline, our common stock could be subject to potential delisting from the Nasdaq SmallCap Market.

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

Management’s Discussion and Analysis

Overview

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

After we acquired PyX on July 26, 2005 we organized our operations into two business segments: Embedded and Storage Products. In the quarter ended January 31, 2006 we reorganized the company to one industry segment by combining the previously segmented engineering, sales, marketing groups to focus on delivering IP-based hardware and software products that are embedded in both communications and storage servers. We now have only one chief operating decision maker and analyze financial information on a single segment basis.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the communications and data storage markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. DCL was the largest of our customers representing 41% of our sales in the first quarter of fiscal 2006. HP has historically been one of our largest customer and represented 36% of net sales in the quarter ended January 31, 2005. We shipped the last $1.0 million of VME products to HP in that quarter and have not received and do not expect to receive any future purchase orders from HP for our VME products.

During the quarter ended January 31, 2006 and 2005, $78,000, or 5% of sales and $173,000 or 6% of our sales, respectively were sold to distributors. Our reserves for distributor programs totaled approximately $22,000 as of January 31, 2006 and 2005, respectively.

On January 31, 2006, we had a sales backlog of product orders of approximately $1.0 million compared to a sales backlog of product orders of approximately $1.2 million at October 31, 2005.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of goods sold (COGS) at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

When selling hardware, our agreements with OEMs, such as DCL and Nortel, typically incorporate clauses reflecting the following understandings:

-	all prices are fixed and determinable at the time of sale;
-	title and risk of loss pass at the time of shipment (FOB shipping point);
-	collectibility of the sales price is probable (the OEM is creditworthy, the OEM is obligated to pay and such obligation is not contingent on the ultimate sale of the OEM’s integrated solution);
-	the OEM’s obligation to us will not be changed in the event of theft or physical destruction or damage of the product;
-	we do not have significant obligations for future performance to directly assist in the resale of the product by the OEMs; and
-	there is no contractual right of return other than for defective products.

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

Software Products

With the acquisition of PyX, we will also derive future revenues from the following sources: (1) software, which includes new iSCSI target and initiator software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with SOP 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of our iSCSI software on a when-and-if-available basis, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. We will defer all revenue related to the bundled sale of our software products for which we do not have VSOE and amortize the deferred revenue over its estimated life.

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

As of January 31, 2006, we have deferred all license revenue related to software arrangements until the specified upgrade is delivered. Once the specified upgrade is delivered, revenues for the license will be recognized over the term of the contract or over the economic life of the product, whichever is shorter. If there is significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

Certain software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. For the three months ended January 31, 2006, we recognized $10,000 of software consulting revenue.

Allowance for Doubtful Accounts:

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account.

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

Stock-Based Compensation:

Effective November 1, 2005, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123, Accounting for Stock Based Compensation , as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows; whereby, the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previously reported.

We have several Board and shareholder approved stock option plans for which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any option as vesting for all outstanding option grants was based only on continued service as an employee of SBE. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

On the date of adoption of SFAS 123R, there were 4,213,704 outstanding stock options, of which 1,400,397 were fully vested. We granted 265,000 stock options to employees during the three month period ended January 31, 2006. Included in the outstanding stock options are 2,038,950 stock options related to the PyX 2005 Stock Option Plan that was assumed by us in our acquisition of PyX Technologies, Inc. (PyX) on July 27, 2005.

For the three months ended January 31, 2006, we recorded approximately $354,000 of stock-based compensation expense associated with outstanding unvested employee stock options, employee stock options granted during the three months ended January 31, 2006 and stock options issued to non-employee advisors. As of January 31, 2006, there was approximately $3.9 million of remaining unamortized stock-based compensation expense associated with unvested employee stock options, employee stock options granted during the three months ended January 31, 2006 and stock options issued to non-employee advisors which will be expensed over the remaining service period through September 2009. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended January 31, 2005.

Restricted Stock Awards

On January 12, 2006, our Board of Directors (Board) approved a company-wide reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board also approved restricted stock grants to all of our employees pursuant to the 1996 Stock Option Plan. A total of 233,381 shares of the our common stock will be issued pursuant to such restricted stock grants. Such stock grants will vest in five ratable semi-monthly installments, for so long as the employees continue to act as employees, with the first installment vested on January 31, 2006. In addition, the Board also approved the suspension of all cash Board and Board committee fees, indefinitely. In place of such cash payments, the Board made a restricted stock grant of 30,681 shares to non-employee members of the Board. Such stock grants will vest in three equal monthly installments, for so long as the directors continue to act as directors, with the first installment vested on January 31, 2006. For the three months ended January 31, 2006, we recorded approximately $91,000 of stock-based compensation and director expense associated with these restricted stock awards.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109) . SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of January 31, 2006 and October 31, 2005, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Long-lived Asset Impairment:

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a three-year estimated useful life. We amortize capitalized software acquired from PyX to cost of sales on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line. We assess any impairment anytime events may indicate we have impairment and at least annually by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. It is our belief that no impairment to the software asset exists as of January 31, 2006.

New Accounting Pronouncements:

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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three month period ended January 31, 2006 and 2005. These operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	January 31,
	2006	2005
Net sales	100%	100%
Cost of sales	130	44
Gross profit (loss)	(30)	56
Product research and development	68	17
Sales and marketing	43	20
General and administrative	55	13
Total operating expenses	166	50
Operating income (loss)	(196)	6
Interest income and provision for income taxes	1	—
Net income (loss)	(195)%	6%

Net Sales

Net sales for the first quarter of fiscal 2006 was $1.4 million, a 50% decrease from $2.8 million in the first quarter of fiscal 2005. This decrease was primarily attributable to a decrease in shipments to HP and our adapter products. There were no sales to HP in the first quarter of fiscal 2006, compared to $1.0 million for the first quarter of fiscal 2005. Sales to HP, primarily of VME products, represented 36% of total sales for the first quarter of fiscal 2005 after we shipped our final order of VME products to HP. Data Connection Limited (DCL) , Nortel Networks (Nortel) and True Position, Inc. accounted for 41%, 12% and 10% of our net sales for the quarter ended January 31, 2006, respectively. For the quarter ended January 31, 2005, our top three customers accounted for 65% of our total sales including the aforementioned 36% related to HP in addition to 15% and 14% attributed to Nortel and DCL, respectively.

Sales of our adapter products were $737,000 for the first quarter of fiscal 2006, as compared to $965,000 for the same quarter in fiscal 2005. Sales of our HighWire products were $592,000 in the quarter ended January 31, 2006, as compared to $585,000 in the same quarter in fiscal 2005. Our adapter products are used primarily in edge-of-the-network applications such as Virtual Private Network (VPN) and other routers, Voice over Internet Protocol (VoIP) gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices. During the quarter we shipped a small number of TOE adapters to customers who will use the TOE to facilitate CPU acceleration for use in iSCSI storage applications. We continue to test our TOE and iSCSI products at customer sites and expect customer adoption of these new technologies to begin during fiscal 2006.

In the short term, our net sales will continue to be generated by sales of our adapter and Highwire products as we transition from our legacy embedded products to software and hardware products directed at the IP SAN storage market. Over the next few quarters, we do expect to see an increase in our software sales as the storage OEMs who have selected our iSCSI software begin to complete their product design phase and begin to roll-out their storage products to end-users. Over the next few years, we expect our net sales will be generated primarily by sales of our iSCSI storage software products, followed by sales of our VoIP/HighWire products. We have begun to see market acceptance of our iSCSI software products and as of January 31, 2006 have signed software contracts with nine storage OEMs. Although we expect to see sales growth in our iSCSI products as these OEMs products are completed and released to the marketplace, there can be no assurance that our OEM customers will be successful in selling their products incorporating our iSCSI software to end-user customers. In addition, we will continue to sell and support our legacy VME products, but expect sales for them to decline significantly as the OEM products in which they are embedded are phased out.

International sales constituted 58% and 20% of net sales for the three month periods ended January 31, 2006 and 2005, respectively. International sales are primarily executed in Europe with 44% to customers in the United Kingdom. All international sales are executed in U.S. dollars.

Our sales backlog at January 31, 2006 was $1.0 million, compared to $1.4 million at January 31, 2005 and $1.2 million at October 31, 2005. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

Gross Margin

Gross margin as a percentage of sales in the first quarter of fiscal 2006 was negative 30% compared to 56% during the first quarter of fiscal 2005. The decrease in our gross profit margin for the quarter ended January 31, 2006 as compared to the same quarter in 2005 is related to the reduction in sales of 70% gross margin products to HP and the inclusion of non-cash amortization expense in 2006 combined with a lower sales volume that did not efficiently absorb the overhead costs of our production department. In the first quarter of fiscal 2005 we sold $1.0 million of product to HP compared to none in the quarter 2006 just ended.

For the fiscal quarter ended January 31, 2006 cost of goods sold (COGS) includes, amortization expense of intangible and long-lived assets related to the PyX acquisition of $1.0 million, compared to none for the same quarter of fiscal 2005. The $12.3 million software long-lived asset recorded when we acquired PyX is scheduled to be amortized to COGS expense over 13 quarters beginning with the fourth quarter of fiscal 2005 at the rate of $1.0 million per quarter.

Product Research and Development

Product research and development (R&D) expense representing engineering salaries and benefits, contract services and other costs to develop and enhance our products were $946,000 in the first quarter of fiscal 2006, an increase of 100% from $473,000 in the first quarter of fiscal 2005. The increase is related to a combination of new employees and an increase in our spending on new product development projects. When we acquired PyX we hired six new employees in our engineering group. We remain committed to the development and enhancement of new and existing products, particularly, iSCSI and VoIP products and as result saw a $264,000 or 713% increase in our funding for new product development projects, primarily iSCSI software and a VoIP gateway products. Included in R&D expense is $37,000 of non-cash stock based compensation expense related to the adoption of SFAS 123R and the issuance of restricted stock to employees in-lieu of cash compensation in the first quarter of fiscal 2006 compared to none in 2005. We did not capitalize any internal software development costs in the first quarter of fiscal 2005.

Sales and Marketing

Sales and marketing expenses for the first quarter of fiscal 2006 were $598,000, an increase of 7% from $559,000 in the first quarter of fiscal 2005. The increase is primarily due to the addition of one salesperson and increased marketing program spending for our new iSCSI products. Sales and Marketing expense includes $56,000 of non-cash stock based compensation expense related to the adoption of SFAS 123R and the issuance of restricted stock to employees in-lieu of cash compensation in the first quarter of fiscal 2006 compared to none in 2005. Our iSCSI software is at the early stages of storage market acceptance and we will continue to increase our spending on marketing activities to capture market share in the emerging market space.

General and Administrative

General and administrative expenses were $771,000 for the first quarter of fiscal 2006, an increase of 109% from $369,000 in the first quarter of 2005. This increase is primarily due to the $333,000 of non-cash stock based compensation expense related to the adoption of SFAS 123R in the first quarter of fiscal 2006 compared to none in 2005. The 2006 quarter also includes $14,000 of non-cash compensation expense related the issuance of restricted stock to employees in-lieu of cash compensation.

Net Income (Loss)

As a result of the factors discussed above, we recorded a net loss of $2.7 million in the first quarter of fiscal 2006, as compared to net income of $177,000 in the first quarter of fiscal 2005.

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

At January 31, 2006, we had cash and cash equivalents of $2.8 million, as compared to $3.6 million at October 31, 2005. In the first three months of fiscal 2006, $703,000 of cash was used in operating activities primarily as a result of cash related net operating losses and an increase in our inventory. These decreases in cash were partially offset by a decrease in accounts receivable and increases in our current and long-term liabilities. Working capital, comprised of our current assets less our current liabilities, at January 31, 2006 was $4.2 million, as compared to $5.5 million at October 31, 2005.

In the first three months of fiscal 2006, we purchased $148,000 of fixed assets, consisting primarily of computer and engineering equipment. We also purchased $20,000 of capitalized software during the quarter. Capital expenditures for each of the remaining quarters of fiscal 2006 are expected to range from $25,000 to $100,000 per quarter.

In mid-January 2006 we took steps to reduce our cash flow break-even point. We changed the formula for paying all officers and employees and our Board of Directors for their services. Beginning with our January 31, 2006 payroll, officer and employee compensation will be paid 70% in cash and 30% in restricted shares of SBE common stock. Our Board of Directors fees will be paid 100% in restricted SBE common stock. Concurrent with our stock-for-pay program, we are controlling or eliminating other cash operating expenses. These cost cutting measures will reduce our quarterly operating cash expenses by approximately $550,000 and reduced our projected cash break-even point to approximately $8.5 to $9.5 million from approximately $11.5 million to $12.5 million in net sales at a gross margin of 75% to 77%. Although our current gross margin is significantly lower than the mid-70% range, we expect our gross margin to increase significantly as software sales become the dominant product in our product sales mix. We do expect to continue to increase our expenditures on engineering and sales and marketing activities to develop and market new and existing products, especially in the IP storage and communications markets. We will have significant non-cash expenses in the coming quarters and years related to the amortization of the software and deferred compensation recorded as a result of the PyX acquisition and the adoption of SFAS 123R on November 1, 2005. Because of the non-cash expenses related to the PyX acquisition, expensing of employee stock options and anticipated increases in our expenditure levels, we expect to generate net losses for the foreseeable future. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. In addition, the markets for IP storage, particularly iSCSI NAS and SAN storage appliances, is a new market and may not gain acceptance as quickly as we predict. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If additional funds are raised through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis, principally money market instruments with maturities of less than three months. We have no other investments with significant interest rate risks. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2005, there has been no change in our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of January 31, 2006 was carried out under the supervision of and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. In the Company's financial reporting process, the Company's Chief Financial Officer in discussions with its independent registered public accounting firm identified a certain “material weakness” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls.    As a result of this material weakness, the Company's Chief Executive Officer and Chief Financial Officer has determined that the Company's internal controls are ineffective.

The material weakness identified is related to management’s inadequate technical expertise with respect to income tax accounting and income tax disclosure in the 2005 financial statements. The lack of technical expertise is related to the Company’s accounting and disclosure of deferred income tax liability for long-lived assets capitalized in the PyX acquisition. Although the lack of technical expertise did not result in any net changes to the balance sheets, statements of operations or cash flows, during 2005 it did result in an adjustment to the disclosures related to deferred income tax assets and liability in the notes to the financial statements. The Company will utilize the assistance of income tax reporting specialists in future periods.

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

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)(3) List of Exhibits

Exhibit Number	Description

3.1(1)	Certificate of Incorporation, as amended through December 15, 1997.

3.2(2)	Bylaws, as amended through December 8, 1998.

10.1(3)*	1996 Stock Option Plan, as amended.

10.2(4)*	1991 Non-Employee Directors' Stock Option Plan, as amended.

10.3(5)	1992 Employee Stock Purchase Plan, as amended.

10.4(5)	1998 Non-Officer Stock Option Plan as amended.

10.5(6)	2005 PyX Technologies Stock Option Plan.

10.6	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 between the Company and Alexander Properties Company.

10.7(5)*	Full Recourse Promissory Note executed by William B. Heye, Jr. in favor of the Company dated November 6, 1998, as amended and restated on December 14, 2001.

10.8(5)+	Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation

10.9(7)	Stock subscription agreement and warrant to purchase 111,111 of SBE, Inc. Common Stock dated April 30, 2002 between SBE, Inc. and Stonestreet Limited Partnership.

10.10(8)	Amendment dated August 22, 2002 to stock subscription agreement dated April 20, 2002 between SBE, Inc. and Stonestreet LP.

10.11(9)	Securities Purchase Agreement, dated July 27, 2003, between SBE, Inc. and purchasers of SBE’s common stock thereunder, including form of warrant issued thereunder

10.12(9)	Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price)

10.13(9)	Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price)

10.14(10)	Unit Subscription Agreement, dated May 4, 2005, by and between SBE, Inc. and the other parties thereto.

10.15(10)	Agreement and Plan of Merger and Reorganization, dated March 28, 2005, by and among SBE, Inc., PyX Acquisition Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.

10.16(10)	Investor Rights Agreement, dated July 26, 2005, between SBE, Inc. and the investors listed on Exhibit A thereto.

10.17(10)	Form of warrant issued on July 26, 2005.

31.1	Certification of Chief Executive Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation SK.

+	Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.

(1)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.

(6)	Filed as an exhibit to Registration Statement on Form S-8 dated September 20, 2005 and incorporated herein by reference.

(7)	Filed as an exhibit to Registration Statement on Form S-3 dated May 23, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to Proxy Statement on Form 14A dated June 24, 2005 and incorporated herein by reference.

(b) Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on January 13, 2006. The report provided information regarding the granting of restricted common stock to certain officers and directors on January 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 6, 2006.

SBE, Inc. Registrant

Date: March 6, 2006	By:	/s/ Kenneth Yamamoto
Kenneth Yamamoto Chief Executive Officer and President (Principal Executive Officer)

Date: March 6, 2006	By:	/s/ David W. Brunton
David W. Brunton Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)