Form 10-Q
period 2006-04-30
SBE INC
filed 2006-06-13
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

☐ Transition report pursuant to section 13 or 15(d) of the
Securities and Exchange Act of 1934

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of registrant's common stock outstanding as of June 7, 2006 was 10,334,186.

SBE, INC.

PART I.	Financial Information

Item 1.	Financial Statements

SBE, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	April 30,	October 31,
	2006	2005 (A)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,643	$3,632
Trade accounts receivable, net	1,586	1,555
Inventories	1,188	1,283
Other	248	293
Total current assets	4,665	6,763

Property, plant and equipment, net	610	563
Capitalized software costs, net	9,163	11,424
Other	53	82
Total assets	$14,491	$18,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$917	$743
Accrued payroll and employee benefits	125	155
Capital lease obligations - current portion	51	29
Deferred revenues	211	138
Other accrued expenses	169	178
Total current liabilities	1,473	1,243

Capital lease obligations and deferred rent net of current portion	300	241
Total liabilities	1,773	1,484

Commitments (note 7)

Stockholders' equity:
Common stock	34,157	35,431
Deferred compensation	---	(2,401)
Accumulated deficit	(21,439)	(15,682)
Total stockholders' equity	12,718	17,348
Total liabilities and stockholders' equity	$14,491	$18,832

(A)	Derived from audited financial statements

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	April 30,		April 30,
	2006	2005	2006	2005

Net sales	$1,816	$1,706	$3,216	$4,520
Amortization of capitalized software	1,023	5	2,046	20
Cost of sales	1,280	1,071	2,083	2,285
Gross profit (loss)	(487)	630	(913)	2,215

Operating expenses
Product research and development	1,147	573	2,094	1,046
Sales and marketing	651	567	1,236	1,126
General and administrative	756	426	1,538	795
Total operating expenses	2,554	1,566	4,868	2,967

Operating loss	(3,041)	(936)	(5,781)	(752)

Interest income (expense)	12	---	29	(3)

Loss before income taxes	(3,029)	(936)	(5,752)	(755)

Income tax provision	---	---	5	5
Net loss	$(3,029)	$(936)	$(5,757)	$(760)

Basic and diluted loss per share	$(0.30)	$(0.18)	$(0.58)	$(0.15)

Basic and diluted - weighted average shares used in per share computations	10,123	5,207	10,008	5,175

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	April 30,
	2006		2005

Cash flows from operating activities:
Net loss		$(5,757)	$(760)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity based compensation expense		1,108	32
Depreciation and amortization		2,165	125
Impairment of capitalized software		256	---
Changes in operating assets and liabilities:
Accounts receivable		(31)	69
Inventories		95	451
Other assets		74	(294)
Trade accounts payable		174	(2)
Other accrued liabilities		97	(163)
Net cash used by operating activities		(1,819)	(542)

Cash flows from investing activities:
Purchases of property, plant and equipment		(167)	(70)
Capitalized software costs		(40)	(120)
Net cash used in investing activities		(207)	(190)

Cash flows from financing activities:
Stock offering expense		(2)	---
Proceeds from exercise of stock options		39	104
Net cash provided by financing activities		37	104

Net increase (decrease) in cash and cash equivalents		(1,989)	(628)

Cash and cash equivalents at beginning of period		3,632	1,849
Cash and cash equivalents at end of period		$1,643	$1,221

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Non-cash stock portion of Antares purchase price	$	---	$196

See notes to condensed financial statements.

SBE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Period Reporting:

These condensed consolidated financial statements of SBE, Inc. (the Company) are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six months ended April 30, 2006 are not necessarily indicative of expected results for the full 2006 fiscal year.

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

Stock-Based Compensation

Effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (SFAS 123R) using the modified prospective method. See Note 5 for additional information regarding stock-based compensation.

Segment Information

After we acquired PyX Technologies, Inc. (PyX) on July 26, 2005 we organized our operations into two business segments: Embedded Products and Storage Products. During the quarter ended January 31, 2006 we reorganized the Company to one industry segment by combining the previously segmented engineering, sales and marketing groups to focus on delivering IP-based hardware and software products that are embedded in data storage systems. Although we continue to support customers using our legacy products, our overall sales and product development focus is on the IP based data storage markets. We now have only one chief operating decision maker and analyze financial information on a single segment basis and our financial reporting is done a combined basis.

2. Inventories:

Inventories comprised the following (in thousands):

	April 30,	October 31,
	2006	2005
Finished goods	$616	$815
Parts and materials	572	468
	$1,188	$1,283

The total reserve for slow moving and obsolete inventory was $2,472,000 and $2,313,000 at April 30, 2006 and October 31, 2005, respectively.

3. Capitalized Software:

Capitalized software costs comprised the following (in thousands):

	April 30,	October 31,
	2006	2005
Purchased software	$14,217	$14,177
Less accumulated amortization	(5,054)	(2,753)
	$9,163	$11,424

Capitalized software costs consist of software relating to current products and the design of future Internet Small Computer System Interface (iSCSI) software products acquired with our acquisition of PyX on July 26, 2005. We capitalized $40,000, $121,000 and $12,424,000 of purchased software costs in the six months ended April 30, 2006 and 2005 and for the fiscal year ended October, 31, 2005, respectively. Amortization of capitalized software costs totaled $1,279,000 and $2,301,000 for the three and six months ended April 30, 2006 and $4,700 and $20,300 for the three and six months ended April 30, 2005, respectively. Of the $1,279,000 and $2,301,000 of amortization in the three and six months ended April, 30, 2006, $1,023,000 and $2,046,000, respectively, were amortized to cost of goods sold. In addition, in the three months ended April 30, 2006, we wrote-off $256,000 of capitalized software development costs related to our discontinued Voice over IP (VoIP) products. This write-off is included in our product research and development expense for the three and six months ended April 30, 2006. We amortize capitalized software related to the acquisition of PyX to cost of sales expense on a straight line basis over 36 months, beginning August 1, 2005, which is the expected useful life and which does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line.  It is our belief that no impairment to the PyX software asset existed as of April 30, 2006.

4. Net Loss Per Share:

Basic loss per common share for the three and six months ended April 30, 2006 and 2005 was computed by dividing the net loss for such period by the weighted average number of shares of common stock outstanding for such period. Common stock equivalents for the three months and six months ended April 30, 2006 and 2005 were anti-dilutive and as such were not included in the calculation of diluted net income per share.

	Three Months Ended		Six Months Ended
(in thousands)	April 30,		April 30,
	2006	2005	2006	2005
Common Stock Equivalents
Employee stock options	463	867	492	1,007
Common Stock issued relating to purchase of Antares	---	69	---	69
Warrants to purchase common stock	---	91	---	98
Common stock equivalents	463	1,027	492	1,174

Earnings per share is calculated as follows:

	Three months ended		Six months ended
(in thousands, except per share amounts)	April 30,		April 30,
	2006	2005	2006	2005
BASIC
Weighted average number of common shares outstanding	10,123	5,207	10,008	5,175
Number of shares for computation of
net loss per share	10,123	5,207	10,008	5,175
Net loss	$(3,029)	$(936)	$(5,757)	$(760)
Net loss per share	$(0.30)	$(0.18)	$(0.58)	$(0.15)

DILUTED
Weighted average number of common shares outstanding	10,123	5,207	10,008	5,175
Shares issuable pursuant to options granted under stock option plans and warrants granted,
less assumed repurchase at the average fair market value for the period	(a )	(a )	(a )	(a )
Number of shares for computation of net loss per share	10,123	5,207	10,008	5,175
Net loss	$(3,029)	$(936)	$(5,757)	$(760)
Net loss per share	$(0.30)	$(0.18)	$(0.58)	$(0.15)

(a)	In loss periods, all common share equivalents would had an anti-dilutive effect on net loss per share and therefore were excluded.

5. Stock-Based Compensation:

Effective November 1, 2005, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under

SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated method under SFAS 123R.

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123 as amended by SFAS 148 with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previously reported.

We have several approved stock option plans for which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based only on continued service as an employee of the Company. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

We sponsor four employee stock option plans, the 1996 Stock Option Plan (the 1996 Plan), the 1998 Non-Officer Stock Option Plan (the 1998 Plan), the PyX 2005 Stock Option Plan (the PyX Plan) and the 2006 Equity Incentive Plan (the 2006 Plan). A total of 2,730,000 shares of common stock were reserved under the 1996 Plan at October 31, 2005. The 1996 Plan terminated effective January 17, 2006 and although we can no longer issue stock options out of the plan, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Stock options to purchase 1,620,336 shares of our common stock granted under our 1996 Plan were outstanding as of April 30, 2006, of which 1,097,305 were vested. A total of 650,000 shares of common stock are reserved under the 1998 Plan, a total of 1,500,000 shares of common stock are reserved under the 2006 Plan and a total of 1,021,200 shares of our common stock will be issuable upon exercise of the assumed PyX Plan stock options at April 30, 2006, respectively. Additionally, in 2001, stockholders approved a Non-Employee Director Stock Option Plan (the Director Plan). A total of 340,000 shares of Common Stock are reserved for issuance under the Director Plan. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value at the date of grant. Stock options granted under the 1996, 1998, 2006 and PyX Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

On the date of adoption of SFAS 123R, there were options to purchase 4,213,704 shares of our common stock outstanding, of which 1,400,397 were fully vested. Included in the outstanding stock options on the date of adoption are options to purchase 2,038,950 shares of our common stock related to the PyX 2005 Stock Option Plan that was assumed by us in our acquisition of PyX. The fair value related to the unvested portion of the PyX stock options assumed totaled $2,484,000 and was recorded as deferred compensation in the fourth quarter of fiscal 2005. On the date of adoption of SFAS 123R, we reduced deferred compensation and common stock by $2,311,000, the value of the unamortized balance of the deferred compensation. We recorded compensation expense related to the PyX options at the rate of $159,000 and $332,000 for the three and six months periods ended April 30, 2006, respectively. In April 2006, we cancelled options to purchase 1,017,750 shares of our common stock that were assumed by us in the PyX acquisition and were issued to two employees who terminated their employment with us. After the cancellation of the options held by the terminated employees, the future compensation expense required by SFAS 123R related to the PyX stock options has been reduced to $87,000 per quarter over the remaining 12-quarter vesting period.

We awarded stock option grants to certain non-employee strategic business advisors as a part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is recalculated on a quarterly basis based on market price until vested. For the three and six month periods ended April 30, 2006 we recorded, $13,500 and $49,000, respectively, of compensation expense related to non-employee stock options, respectively.

For the three and six months ended April 30, 2006, we recorded approximately $134,000 and $275,000, respectively, of stock-based compensation expense in the accompanying statements of operations that is associated with unvested employee stock options outstanding at the date of adoption of SFAS 123R. The fair value of the unearned portion of stock-based compensation related to the unvested employee stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options. We recognized no net deferred tax impact on the adoption of SFAS 123R. As of April 30, 2006, there was approximately $890,000 of remaining unamortized stock-based compensation expense associated with unvested employee stock options outstanding at the date of adoption of SFAS 123R which will be expensed over the remaining service period through September 2009. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended April 30, 2005, respectively.

We granted options to purchase 495,000 and 730,000 shares of our common stock to employees and members of the Board of Directors during the three and six month periods ended April 30, 2006, respectively. For the three and six months ended April 30, 2006, we recorded approximately $35,000 and $41,000, respectively, of stock-based compensation expense in the accompanying statements of operations associated with employee and director stock options that were granted during the six months ended April 30, 2006. The fair value of the unearned portion of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options. As of April 30, 2006, there was approximately $679,000 of remaining unamortized stock-based compensation expense associated with the stock options granted to employees and directors during the six months ended April 30, 2006, which will be expensed over the remaining service period through September 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

		Options Granted
	Unvested Options	During Six Months
	On November 1,	Ended April 30,
	2005	2006
Expected life (in years)	4.19	3.36 - 4.00
Risk-free interest rate	2.65% - 4.36%	4.375%
Volatility	53.76% -151.22%	97.46% - 97.75%
Dividend yield	0.00%	0.00%
Forfeiture rate	6.71%	5.47%

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The Company grants unrestricted and restricted stock out of its 1996 and 2006 stock option plans to employees and members of its Board of Directors in-lieu of a portion of their compensation. The following table summarizes our stock option, stock for pay and restricted stock activity in fiscal 2006:

	Weighted	Average
	Number of	Exercise
	options	Price
Outstanding at October 31, 2005	4,213,704	$2.66
Granted Stock Options	765,120	0.89
Granted Restricted Stock	277,000	1.05
Granted Stock for Pay	322,123	1.15
Exercised	(364,345)	0.33
Cancelled	(1,311,381)	2.78
Outstanding at April 30, 2006	3,902,221	$2.22

As of April 30, 2006:
Options exercisable	1,777,471	$2.71
Shares available for grant	848,244

As of April 30, 2006 the stock options and restricted stock outstanding out of the stock option plans are as follows:

	Stock Options	Restricted Stock	Total
PyX stock options	1,021,200	---	1,021,200
Employee stock options	2,339,021	---	2,339,021
Board of Director stock options	185,000	---	185,000
Advisor stock options	80,000		80,000
Restricted stock to employees	---	277,000	277,000
Total	3,625,221	277,000	3,902,221

The weighted average grant-date fair value of options granted during the six months ended April 30, 2006 and 2005 was $0.89 and $3.88, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2006 and 2005 was $16,798 and $120,114, respectively.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the PyX Plan and the Director Plan at April 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Price	at 4/30/06	(years)	Price	at 4/30/06	Price

$ 0.00 - $ 1.00	1,182,900	5.0	$0.73	544,066	$0.91
$ 1.01 - $ 2.00	328,000	5.1	$1.34	107,374	$1.54
$ 2.01 - $ 3.00	1,689,076	5.3	$2.39	580,133	$2.44
$ 3.01 - $ 4.00	237,249	4.9	$3.61	139,955	$3.90
$ 4.01 - $ 5.00	250,246	3.9	$4.53	199,966	$4.55
$ 5.01 - $ 6.00	135,750	1.7	$5.29	135,750	$5.29
$ 6.01 - $ 7.00	13,000	3.9	$6.87	8,603	$6.84
$ 7.01 - $ 8.00	25,000	4.7	$7.09	20,624	$7.10
$ 8.01 -$ 9.00	40,000	0.8	$8.63	40,000	$8.63
$ 9.01 - $20.00	1,000	0.6	$17.28	1,000	$17.28
	3,902,221	4.9	$2.22	1,777,471	$2.71

Restricted Stock Awards

On March 21, 2006, our Board of Directors (Board) approved restricted stock grants to all employees in order to continue to motivate and retain our employees. The shares of restricted stock granted under the plan vests 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. A total of 277,000 restricted shares of our common stock have been issued to employees under the restricted stock grants with initial vesting dates of April 1, 2007 through April 24, 2007. The total fair value of the restricted stock grants on the date of issuance is $291,000 and will be amortized over the 18-month vesting period at the rate of $16,200 per month. For the three and six month periods ended April 30, 2006 we recorded $9,200 of amortization expense related to the restricted stock grants.

	Weighted Average
	Shares	Grant-Date
	Unvested Stock Units	Fair Value

Unvested at November 1, 2005	---	---
Granted	534,982	$1.29
Vested	(254,619)	1.55
Cancelled	(3,363)	1.55
Unvested at April 30, 2006	277,000	$1.05

Stock For Pay Plan

On January 12, 2006, our Board of Directors (Board) approved a company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board also approved stock grants to all of our employees pursuant to the 1996 Stock Option Plan and 2006 Plan. Effective April 1, 2006, the Board modified the 30% across the board reduction in employee base salaries to a cash salary reduction ranging from 10% to 20% of the employees base salaries. The level of the reduction of the cash portion of the salary for each employee is dependent on their respective position and base salary and employees with lower salaries generally have lower reductions. A total of 278,465 shares of our common stock have been issued since January 1, 2006 pursuant to the stock for pay plan. For the three and six months ended April 30, 2006, we recorded approximately $261,000 and $320,000, of stock-based compensation associated with such stock grants.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees, until further notice. A total of 43,658 shares of our common stock has been issued to Board members under the stock for fee plan since January 1, 2006. For the three and six months ended April 30, 2006, we recorded approximately $39,000 and $71,000, of stock-based compensation and director expense associated with the stock for fee plan.

Prior Year

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

	Three Months	Six Months
	Ended April 30,	Ended April 30,
	2005	2005

Net loss, as reported	$(936)	$(760)
Add: Total stock-based compensation expense (benefit) included in the net loss determined under the recognition and measurement principles of APB 25	---	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	388	1,139
Pro forma net loss	$(1,324)	$(1,899)

Loss per share:
Basic - as reported	$(0.18)	$(0.15)
Basic - pro forma	$(0.25)	$(0.37)
Diluted - as reported	$(0.18)	$(0.15)
Diluted - pro forma	$(0.25)	$(0.37)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in three months ended April 30, 2005
Expected life (in years)	4.00
Risk-free interest rate	3.01%
Volatility	121.5%
Dividend yield	0.00%

The following table summarizes stock-based compensation expense related to employee stock options - under SFAS 123(R), restricted stock awards, stock for pay and non-employee consultant and PyX stock based compensation expense for the three and six months ended April 30, 2006 which was allocated to product costs and operating expense as follows (in thousands):

	Three Months	Six Months
	April 30, 2006	April 20, 2006

Cost of goods sold	$16	$20
Product research and development	125	164
Sales and Marketing	122	166
General and administrative	387	758
Total	$650	$1,108

6. Revenue Recognition and Concentration of Risk:

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission, or SEC.

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. We will defer all revenues related to the sale of our software products until such time that we are able to established VSOE for the undelivered elements related to our iSCSI software products or when we fulfill the undelivered elements. Deferred revenues represent post-delivery engineering support and the right to receive specified upgrades/enhancements of our iSCSI software on a when-and-if-available basis.

In the first three and six months of fiscal 2006 and 2005, most of our sales were attributable to sales of wireless communications products and were derived from a limited number of original equipment manufacturer (OEM) customers. In our second quarter of fiscal 2006, we had sales to three customers that each represented greater than 10% of our net sales for the quarter and collectively they represented 67% of net sales during the second quarter of fiscal 2006. Raytheon, 29%, Data Connection Limited (DCL), 19% and Nortel, 19% of our sales for the three months ended April 30, 2006. In the three months ended April 30, 2005, we had three customers that each represented greater than 10% of our net sales and collectively represented 64% of our net sales. HP, 34%, DCL, 20% and Lucent,10% of our sales for the three months ended April 30, 2005.

In the first six months of fiscal 2006, we had sales to three customers that were each greater than 10% of our sales for that period and they collectively represented 64% of net sales during the first two quarters of fiscal 2006. DCL, 29%, Raytheon, 19% and Nortel,16% of our sales for the six months ended April 30, 2006. In the first six months of fiscal 2005, we had sales to three customers that individually represented greater than 10% of our net sales for that period and collectively represented 61% of our net sales for the first two quarters of fiscal 2005. HP represented 23%, DCL represented 22% and Nortel represented 16% of our sales for the six months ended April 30, 2005.

Three customers: Raytheon, 30%, DCL, 22% and Nortel,16%, combined accounted for 68% of our accounts receivable at April 30, 2006.

A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

International sales constituted 29% and 41% of net sales for the three and six month periods ended April 30, 2006 compared to 6% and 15% of net sales for the three and six month periods ended April 30, 2005, respectively. International sales are primarily executed with customers in the United Kingdom and represented 25% and 35% of our sales for the three and six month periods ended April 30, 2006, respectively. All international sales are executed in U.S. dollars.

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

The following table sets forth an analysis of our warranty reserve (in thousands):

	April 30,	April 30,
	2006	2005
Warranty reserve at beginning of period	$22	$20
Less: Cost to service warranty obligations	(1)	(4)
Plus: Increases to reserves	1	4
Total warranty reserve included in other accrued expenses	$22	$20

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of April 30, 2006 and October 31, 2005, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2006 and October 31, 2005, respectively.

Our commitment as the secondary guarantor on the sublease of our previous headquarters terminated in March 2006.

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

Management’s Discussion and Analysis

Overview

We develop, manufacture and sell standards-based storage software and communications products to OEMs who embed our products into their systems to provide data storage and network connectivity solutions for the enterprise storage and telecommunications markets. Our products include iSCSI storage software, wide area network (WAN) and local area network (LAN) network interface cards (NICs) and central processor units (CPUs). Our products perform critical Internet Protocol (IP)-based storage, computing and, Input/Output (I/O) tasks in diverse markets such as IP storage area network (SAN) and network attached storage (NAS) storage networks, high-end enterprise level computing servers, Linux super-computing clusters, workstations, media gateways, routers and Internet access devices. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

After we acquired PyX Technologies, Inc. (PyX) in July 2005 we organized our operations into two business segments: Embedded Products and Storage Products. During the quarter ended January 31, 2006 we reorganized the company to one industry segment by combining the previously segmented engineering, sales, marketing groups to focus on delivering IP-based hardware and software products that are embedded in both storage and communications networks. Although we continue to support customers using our legacy products, our overall sales and product development focus is on the IP based data storage markets. We now have only one chief operating decision maker and analyze financial information on a single segment basis and our financial reporting is done a combined basis.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the data storage and telecommunications markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. Data Connections Limited (DCL), Nortel Networks Corporation, (Nortel) and Raytheon Company (Raytheon) are our largest customers representing a combined total of 67% and 64% of our sales in the three and six months ended April 30, 2006, respectively.

During the three and six months ended April 30, 2006, $72,000, or 4% of sales and $151,000 or 5% of our sales, compared to $79,000, or 5% of sales and $253,000, or 6% of sales for the three and six months ended April 30, 2005, respectively were sold to distributors. Our reserves for distributor programs totaled approximately $22,000 and $22,000 as of April 30, 2006 and 2005, respectively.

On April 30, 2006, we had a sales backlog of product orders of approximately $1.0 million compared to a sales backlog of product orders of approximately $1.2 million at October 31, 2005.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenues and cost of goods sold (COGS) at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

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

Software Products

With the acquisition of PyX, we will also derive future revenues from the following sources: (1) software, which includes new iSCSI target and initiator software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with SOP 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of our iSCSI software on a when-and-if-available basis, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenues. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. We will defer all revenue related to the bundled sale of our software products for which we do not have VSOE and amortize the deferred revenues over its estimated life.

For software license arrangements that do not require significant modification or customization of the underlying software, we will recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Substantially all of our new software license revenue will be recognized in this manner. No software license revenue has been recognized to date.

As of April 30, 2006, we have deferred all license revenues related to software arrangements until the specified upgrade is delivered. Once the specified upgrade is delivered, revenues for the license will be recognized over the term of the contract or over the economic life of the product, whichever is shorter. If there is significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

Certain software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. For the six months ended April 30, 2006, we recognized $10,000 of software consulting revenue.

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

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123, Accounting for Stock Based Compensation , as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a periodic basis. SFAS 123R also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previously reported.

We have several approved stock option plans for which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any option as vesting for all outstanding option grants was based only on continued service as an employee of SBE. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

On the date of adoption of SFAS 123R, there were options to purchase 4,213,704 shares of common stock outstanding, of which 1,400,397 were fully vested. Included in the outstanding stock options on the date of adoption are options to purchase 2,038,950 shares of common stock related to the PyX 2005 Stock Option Plan that were assumed by us in our acquisition of PyX in July 2005. We granted 730,000 stock options to employees and members of our Board of Directors during the six-month period ended April 30, 2006

For the three and six months ended April 30, 2006, we recorded approximately $341,000 and $697,000, respectively, of stock-based compensation expense, respectively, associated with outstanding unvested employee stock options, employee and Board of Directors stock options granted during the six months ended April 30, 2006 and stock options issued to non-employee advisors. As of April 30, 2006, there was approximately $2.6 million of remaining unamortized stock-based compensation expense associated with unvested employee stock options that were outstanding on November 1, 2005 (the date of adoption of SFAS 123R), unvested employee and Board of Directors stock options granted during the six months ended April 30, 2006 and unvested stock options issued to non-employee advisors that will be expensed over the remaining service period through September 2009. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended April 30, 2005.

Stock For Pay Awards

On January 12, 2006, our Board approved a company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board also approved stock grants to all of our employees pursuant to the 1996 Stock Option Plan and 2006 Plan. Effective April 1, 2006, the Board modified the 30% reduction in employee base salaries to a cash salary reduction ranging from 10% to 20% of the employee’s base salaries. The level of the reduction of the cash portion of the salary for each employee is dependent on their respective position and base salary and employees with lower salaries generally have lower reductions. A total of 278,465 shares of our common stock have been issued since January 1, 2006 pursuant to the stock for pay plan. The stock issued to employees in-lieu of a portion of their cash compensation is valued at the market price on the date of issuance and is included in compensation expense. For the three and six months ended April 30, 2006, we recorded approximately $261,000 and $320,000 of stock-based compensation associated with the stock for pay plan.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees, until further notice. A total of 43,658 shares of our common stock has been issued to Board members under the stock for fee plan since January 1, 2006. The stock issued to Board member in-lieu of a of their cash compensation is valued at the market price on the date of issuance and is included in General and Administrative expense. For the three and six months ended April 30, 2006, we recorded approximately $39,000 and $71,000, of stock-based compensation and director expense associated with such stock grants.

Restricted Stock Awards

On March 21, 2006, our Board approved restricted stock grants to all employees in order to continue to motivate and retain our employees. The shares of restricted stock granted under the plan vest 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. A total of 277,000 restricted shares of our common stock have been issued to employees under the restricted stock grants with initial vesting dates of April 1, 2007 through April 24, 2007. The total fair value of the restricted stock grants on the date of issuance is $291,000 and will be amortized over the 18 month vesting period at the rate of $16,200 per month. Included in operating expense for the three and six month periods ended April 30, 2006 is $9,200 of amortization expense related to the restricted stock grants.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109) . SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of April 30, 2006 and October 31, 2005, respectively. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Long-lived Asset Impairment:

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a three-year estimated useful life. We amortize capitalized software acquired from PyX to cost of sales on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line. We assess any impairment when events may indicate we have impairment and at least annually by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. It is our belief that no impairment to the software asset exists as of April 30, 2006.

Impairment of Capitalized Software:

During the three months ended April 30, 2006, we wrote-off $256,000 of capitalized software development costs related to our discontinued VoIP products. This write-off is included in our Product Research and Development expense for the three and six months ended April 30, 2006.

New Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). This new standard replaces APB Opinion 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of the provisions of SFAS 154 will not have a material impact on our results of operations, financial positions or liquidity.

Results of Operations

The following table sets forth, as a percentage of net sales, our consolidated statements of operations data for the three and six months ended April 30, 2006 and 2005. These operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Amortization of software	56	---	63	---
Cost of sales	71	63	65	51
Gross profit (loss)	(27)	37	(28)	49
Product research and development	63	34	65	23
Sales and marketing	36	33	38	25
General and administrative	42	25	48	18
Total operating expenses	141	92	151	66
Operating and net loss	(168)%	(55)%	(179)%	(17)%

Net Sales

Net sales for the second quarter of fiscal 2006 were $1.8 million, a 6% increase from $1.7 million in the second quarter of fiscal 2005. For the first six months of fiscal 2006, net sales were $3.2 million, which represented a 29% decrease over net sales of $4.5 million for the same period in fiscal 2005. This decrease was primarily attributable to a decline in shipments to the Hewlett Packard Company (HP). Sales to HP was $1.0 million in the six months ended April 30, 2005 compared to no sales for the same period of fiscal 2006. Sales to HP, primarily of VME products, represented 0% and 23% of total sales for the three and six months ended April 30, 2005 as compared to no sales during the comparable periods in fiscal 2006. We shipped our final order of VME products to HP in the first fiscal quarter of 2005. Data Connection Limited (DCL) represented 19% and 29%, Nortel Networks (Nortel) represented 19% and 16% and Raytheon represented 29% and 19% of our net sales for the three months and six months ended April 30, 2006, respectively. DCL represented 34% and 22%, and Nortel represented 20% and !6% and Lucent represented 10% and less than 10% of our sales in the three and six month periods ended April 30, 2005, respectively.

Sales of our adapter products were $1.2 million and $2.0 million for the three and six months ended April 30, 2006, respectively, as compared to $812,000 and $1.7 million for the same periods in fiscal 2005, respectively. Sales of our HighWire products were $379,000 and $970,000 for the three and six months ended April 30, 2006, respectively, as compared to $707,000 and $1.3 million for the same periods in fiscal 2005, respectively. Our adapter products are used primarily in edge-of-the-network applications such as Virtual Private Network (VPN) and other routers, VoIP gateways and security devices. Our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices and VoIP providers.

In the short term, our net sales will continue to be generated by sales of our adapter and Highwire products as we transition from our legacy embedded products to software and hardware products directed at the IP SAN storage market. Over the next few quarters, we expect to see an increase in our software sales as the storage OEMs who have selected our iSCSI software begin to complete their product design phase and begin to roll-out their storage products to end-users. In the three months ended April 30, 2006, we licensed over 400 copies of our iSCSI storage software to our OEM customers compared to none in the previous quarters. These software licenses generated over $65,000 in deferred revenues. Over the next few years, we expect our net sales will be generated primarily by sales of our iSCSI storage software products that facilitate backup and disaster recover functions as well and iSCSI gateway products as we transition away from our traditional base of telecommunications-based hardware connectivity products. We have begun to see market acceptance of our iSCSI software products and as of April 30, 2006 have signed software contracts with 14 storage OEMs. Although we expect to see sales growth in our iSCSI products as these OEMs products are completed and released to the marketplace, there can be no assurance that our OEM customers will be successful in selling their products incorporating our iSCSI software to end-user customers. In addition, we will continue to sell and support our legacy Adapter, Highwire and VME products, but we expect sales for them to decline significantly as the OEM products in which they are embedded are phased out.

International sales constituted 29% and 41% of net sales for the three and six month periods ended April 30, 2006 compared to 6% and 15% of net sales for the three and six month periods ended April 30, 2005, respectively. International sales are primarily executed with customers in the United Kingdom and represented 25% and 35% of our sales for the three and six month periods ended April 30, 2006, respectively. All international sales are executed in U.S. dollars.

Our sales backlog at April 30, 2006 was $1.0 million, compared to $1.2 million at October 31, 2005. Because our sales are generally concentrated with a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

Cost of Goods Sold

Cost of Goods Sold (COGS) includes direct material cost, manufacturing cost, internal production department cost and amortization of product related software costs. For the three and six months ended April 30, 2006 COGS includes, amortization expense of intangible and long-lived assets related to the PyX acquisition of $1.0 million and $2.0 million, respectively, compared to none for the same periods of fiscal 2005. The $12.3 million software long-lived asset recorded when we acquired PyX is scheduled to be amortized to COGS expense over 13 quarters beginning with the fourth quarter of fiscal 2005 at the rate of $1.0 million per quarter. Included in COGS expense for the three and six months ended April 30, 2006 is $16,000 and $20,000 of non-cash stock based compensation expense related to the Stock for Pay program, stock option expense per SFAS 123R and the issuance of restricted stock to employees compared to none in 2005.

Gross Margin

Gross margin as a percentage of sales in the second quarter of fiscal 2006 was a negative

27% as compared to a positive 37% for the second quarter of fiscal 2005. For the first six months of fiscal 2006, our gross margin was a negative 28% as compared to positive 49% for the same period in fiscal 2005. The decrease in our gross profit margin for the quarter ended April 30, 2006 is related to a combination of the inclusion of $1.0 million of amortization expense related to the acquired PyX software asset and an inventory write-down related to the cancellation of our VoIP product development program totaling $297,000 in the quarter just ended. The decrease in our gross profit margin for the six months ended April 30, 2006 is related to a combination of the reduction in sales of $1.0 million of 70% gross margin products to HP and the inclusion of $2.0 million of amortization expense related to the acquired PyX software asset and an inventory write-down related to the cancellation of our VoIP product development program totaling $297,000 in the six months ended April 30, 2006.

Product Research and Development

Product research and development (R&D) expenses for the three and six month periods ended April 30, 2006 were $1.1 million and $2.1 million, respectively, a 100% increase from $573,000 and $1.0 million, respectively, for the three and six month periods ended April 30, 2005. The increase is related to a combination of new employees and an increase in our spending on new product development projects. When we acquired PyX in July 2005 we hired six new employees in our engineering group. The three and six months ended April 30, 2006 includes $687,000 and $833,000 of direct development project related development expense including $255,000 of amortization of previously capitalized VoIP development expense that was amortized to expense due to the cancellation of the VoIP development project. We remain committed to the development and enhancement of new and existing IP storage software and hardware products, particularly, iSCSI. Included in R&D expense for the three and six months ended April 30, 2006 is $125,000 and $164,000 of non-cash stock based compensation expense related to the Stock for Pay program, stock option expense per SFAS 123R and the issuance of restricted stock to employees compared to none in 2005. We did not capitalize any internal software development costs in the six months ended April 30, 2006.

Sales and Marketing

Sales and marketing expenses for the three and six month periods ended April 30, 2006 were $651,000 and $1.2 million, respectively, compared to $567,000 and $1.1 million for the same periods in fiscal 2005. Included in sales and marketing expense for the three and six months ended April 30, 2006 is $122,000 and $166,000 of non-cash stock based compensation expense related to the Stock for Pay program, stock option expense per SFAS 123R and the issuance of restricted stock to employees compared to none in 2005. We expect our sales and marketing expenses to increase over the remainder of fiscal 2006 as we continue to accelerate our product marketing efforts and attend an increasing number of industry-specific trade shows, especially for our iSCSI and other related storage products.

General and Administrative

General and administrative expenses for the three and six months periods ended April 30, 2006 were $756,000 and $1.5 million, respectively, an increase from $426,000 and

$795,000 for the same periods in fiscal 2005. Included in general and administrative expense for the three and six months ended April 30, 2006 is $387,000 and $758,000 of non-cash stock based compensation expense related to the Stock for Pay program, Stock for fee for the Board of Directors, stock option expense related to the assumption of the PyX stock options, stock option expense per SFAS 123R and the issuance of restricted stock to employees compared to none in 2005.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.0 million and $5.8 million in the three and six month periods ended April 30, 2006, as compared to a net loss of $936,000 and $760,000 for the same periods in fiscal 2005.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We also do not engage in leasing, hedging, research and development services or other relationships that could expose us to liability that is not reflected on the face of the financial statements.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

-	actual versus anticipated increase in sales of our products;
-	ongoing cost control actions and expenses, including, for example, inventory costs, research and development expenses and capital expenditures;
-	timing of product shipments, which occur primarily during the last month of the quarter;
-	our gross profit margin;
-	our ability to raise additional capital, if necessary; and
-	our ability to secure credit facilities, if necessary.

At April 30, 2006, we had cash and cash equivalents of $1.6 million, as compared to $3.6 million at October 31, 2005. In the first six months of fiscal 2006, $1.8 million of cash was used in operating activities, primarily as a result of our net loss. The loss was partially offset by an increase in liabilities and a decrease in inventory and other assets. Working capital, consisting of our current assets less our current liabilities, at April 30, 2006 was $3.2 million, as compared to $5.5 million at October 31, 2005.

In the first six months of fiscal 2006, we purchased $167,000 of fixed assets, consisting primarily of computer and engineering equipment, and $40,000 in software, primarily for engineering and product design activities and payments related to the contract to design our VoIP products. Capital expenditures for each of the remaining quarters of fiscal 2006 are expected to range from $25,000 to $100,000 per quarter.

We received $37,000, net of expenses, in the first six months of fiscal 2006 from payments related to common stock purchases made by employees pursuant to the exercise of employee stock options.

In mid-January 2006 we took steps to reduce our cash flow break-even point. We changed the formula for paying all officers and employees and our Board of Directors for their services. For the January 31, 2006 through March 31, 2006 payrolls, officer and employee compensation were paid 70% in cash and 30% in shares of our common stock. Beginning with our April 15, 2006 payroll the formula was changed to a range of 80% to 90% in cash and 10% to 20% in shares of our common stock. Our Board of Directors’ monthly fees are paid entirely in our common stock. Concurrent with our stock-for-pay program, we are controlling or eliminating other cash operating expenses. These cost cutting measures have reduced our quarterly operating cash expenses by approximately $550,000 and reduced our projected quarterly cash break-even point to approximately $2.5 to $2.7 million from approximately $3.5 million to $3.8 million in net sales at a cash gross margin of 50% to 55%. Although our current gross margin is significantly lower than the mid-50% range, we expect our gross margin to increase significantly as software sales become the dominant product in our product sales mix.

We expect to continue to increase our expenditures on engineering and sales and marketing activities to develop and market new and existing products, especially in the IP storage markets for data back-up and disaster recovery. We will have significant non-cash expenses in the coming quarters and years related to the amortization of the software and deferred compensation recorded as a result of the PyX acquisition and the adoption of SFAS 123R on November 1, 2005. Because of the non-cash expenses related to the PyX acquisition, expensing of employee stock options and anticipated increases in our expenditure levels, we expect to generate net losses for the foreseeable future. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. In addition, the market for IP storage, particularly iSCSI NAS and SAN storage appliances, is new and may not gain acceptance as quickly as we predict.

As of April 30, 2006, we had $1.6 million in cash and we are not operating at cash breakeven. Unless we are able to increase our sales to get to cash breakeven, we will not have sufficient cash generated from our business activities to support our operations for the next twelve months. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis in instruments having a maturity of less than three months. Our financial instrument holdings at April 30, 2006 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2005, there has been no change in our exposure to market risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of April 30, 2006 was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. In our financial reporting process, our Chief Financial Officer, in discussions with our independent registered public accounting firm, identified a certain “material weakness” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in disclosure controls and procedures.    As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are ineffective.

The material weakness identified is related to our management’s inadequate technical expertise with respect to income tax accounting and income tax disclosure in the 2005 financial statements. The lack of technical expertise is related to our accounting and disclosure of deferred income tax liability for long-lived assets capitalized in the PyX acquisition. Although the lack of technical expertise did not result in any net changes to the balance sheets, statements of operations or cash flows, it did result in an adjustment to the disclosures related to deferred income tax assets and liability in the notes to the 2005 financial statements. We have retained income tax reporting specialists for assistance in future periods.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company, if any, have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management intends to take steps to remediate the material weakness described above.

PART II.	Other Information

Item 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to Our Business

We may not realize any anticipated benefits from the acquisition of PyX Technologies, Inc. (PyX).

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

Our iSCSI products will require a substantial product development investment by us and we may not realize any return on our investment.

The development of new or enhanced products is a complex and uncertain process. As we integrate the PyX iSCSI products into our product line, our customers may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements, both to our existing product line as well as to the PyX products. Development costs and expenses are incurred before we generate any net revenue from sales of the products resulting from these efforts. We expect to incur substantial research and development expenses relating to the iSCSI product lines, which could have a negative impact on our earnings in future periods.

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

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging storage technologies such as, SATA, iSCSI, SAS, Gigabit Ethernet, 10G and TOE. There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products obsolete.

In the past, we have focused a significant portion of our research and development, marketing and sales efforts on telecommunication connectivity products such as Voice over IP (VoIP), HighWire, WAN and LAN adapter products. In the future, we will focus our research and development activities developing products for the storage markets, in particular the IP SAN storage market serviced by iSCSI software and related hardware products. The success of these storage products is dependent on several factors, including timely completion of new product designs, achievement of acceptable software and hardware manufacturing quality and yields, introduction of competitive products by other companies, market acceptance of our products and our ability to sell our products. If our new storage products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

The storage and embedded products market is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

We compete directly with traditional vendors of storage software and hardware devices, including Fibre Channel SAN products, open source “free” software, and application specific storage solutions. We compete with communications suppliers of routers, switches, gateways, network interface cards and other products that connect to the Public Switched Telephone Network (PSTN) and the Internet. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as Fibre Channel, iSCSI, SAS and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent that such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) and storage product providers (such as EMC Corporation, Network Appliance, Inc. and Qlogic Corporation).

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

Sales of substantial amounts of our common stock in the public market could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. In addition, the public perception that these sales might occur could have the same undesirable effects. The PyX shareholders who received shares of our common stock in the PyX acquisition entered into agreements that provide, in part, that, with respect to 95% of the shares of our common stock that the shareholders received in connection with the acquisition, the shareholders can not sell these shares until July 27, 2006. We registered for the resale all of the shares that we issued in the merger and private placement effective November 14, 2005. The purchasers in the private placement are not subject to any lockup with respect to the shares they purchased in the private placement. As a result, sales under the registration statement will include a very substantial number of shares and percentage of our common stock. Holders of approximately 46.7% of the outstanding shares of our common stock will have the right to sell their shares pursuant to these registration rights and holders of an additional approximately 5.7% of the outstanding shares of our common stock, assuming no further issuances of shares of our common stock, will have the right to sell their shares after the one year period has passed. Such free transferability could materially and adversely affect the market price of our common stock.

Our common stock has been at risk for delisting from the Nasdaq SmallCap Market. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders’ equity of $2.5 million. Our stockholders’ equity as of April 30, 2006 was approximately $12.7 million and our closing bid price on April 30, 2006 was $1.07. Although we currently meet all of the minimum continued listing requirements for the Nasdaq SmallCap Market, should our stock price decline, our common stock could be subject to potential delisting from the Nasdaq SmallCap Market.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on Tuesday, March 21, 2006, at our corporate offices located at 4000 Executive Parkway, Suite 200, San Ramon, California.

The stockholders approved the following three items:

(i)	The election of one director to hold office until the 2009 Annual Meeting of Stockholders:

	For	Withhold
William B. Heye, Jr.	5,542,497	1,406,454

The following are the other directors whose terms of office as directors continued after the annual meeting of stockholders: Marion M. Stuckey, John Reardon and Ronald J. Ritchie. On March 3, 2006, Greg Yamamoto was appointed to the Board of Directors, and on April 24, 2006, we announced the appointment of John D’Errico to the Board of Directors.

(ii)	The approval of our 2006 Equity Incentive Plan and the reservation of 1,500,000 shares of common stock for issuance under the Plan.

For	Against	Abstain
3,102,386	782,836	15,155

(iii)	The ratification of the selection of BDO Seidman LLP as our independent auditors for the fiscal year ending October 31, 2006.

For	Against	Abstain
6,729,519	216,636	2,796

Item 6.	Exhibits

List of Exhibits

Exhibit
Number	Description
3.1(1)	Certificate of Incorporation, as amended through December 15, 1997.
3.2(2)	Bylaws, as amended through December 8, 1998.
10.1(3)*	1996 Stock Option Plan, as amended.
10.2(3)*	2001 Non-Employee Directors' Stock Option Plan, as amended.
10.3(3)	1992 Employee Stock Purchase Plan, as amended.

10.4(3)	1998 Non-Officer Stock Option Plan as amended.
10.5(4)	2005 PyX Technologies Stock Option Plan.
10.6(5)	2006 Equity Incentive Plan.
10.6(6)	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 between the Company and Alexander Properties Company.
10.7(3)*	Full Recourse Promissory Note executed by William B. Heye, Jr. in favor of the Company dated November 6, 1998, as amended and restated on December 14, 2001.
10.8([_])+
Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation.

10.9(7)	Securities Purchase Agreement, dated July 27, 2003, between SBE, Inc. and purchasers of SBE’s common stock thereunder, including form of warrant issued thereunder.
10.10(7)	Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price).
10.11(7)	Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price).
10.12(8)	Unit Subscription Agreement, dated May 4, 2005, by and between SBE, Inc. and the other parties thereto.
10.13(8)	Agreement and Plan of Merger and Reorganization, dated March 28, 2005, by and among SBE, Inc., PyX Acquisition Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.
10.14(8)	Investor Rights Agreement, dated July 26, 2005, between SBE, Inc. and the investors listed on Exhibit A thereto.
10.15(8)	Form of warrant issued on July 26, 2005.
10.16(9)	Executive Severance Benefits Agreement between the Company and Leo Fang, dated May 24, 2006.
10.17	Executive Severance Benefits Agreement between the Company and Kenneth G. Yamamoto, dated March 15, 2006.
10.18(10)	Executive Severance Benefits Agreement between the Company and David W. Brunton, dated April 12, 2004.
10.19(10)	Executive Severance Benefits Agreement between the Company and Kirk Anderson, dated April 12, 2004.

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation SK.
+	Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.
(1)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.
(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement on Form S-8 dated September 20, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to Registration Statement on Form S-8 dated March 24, 2006 and incorporated herein by reference.
(6)	.Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.
(7)	Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to Proxy Statement on Form 14A dated June 24, 2005 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K dated May 26, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 12, 2006.

SBE, INC. (Registrant)

Date: June 12, 2006	By:	/s/ KENNETH G. YAMAMOTO

Name: Kenneth G. Yamamoto Title: Chief Executive Officer and President (Principal Executive Officer)

Date: June 12, 2006	By:	/s/ DAVID W. BRUNTON

Name: David W. Brunton Title: Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)