Form 10-Q
period 2006-07-31
SBE INC
filed 2006-08-31
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

The number of shares of Registrant's Common Stock outstanding as of August 24, 2006 was 10,750,524.

SBE, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

SBE, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	July 31,	October 31,
	2006	2005 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,362	$3,632
Trade accounts receivable, net	1,055	1,555
Inventories	973	1,283
Other	304	293
Total current assets	3,694	6,763

Property, plant and equipment, net	560	563
Capitalized software costs, net	2,645	11,424
Other	54	82
Total assets	$6,953	$18,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$560	$743
Accrued payroll and employee benefits	90	155
Capital lease obligations - current portion	53	29
Deferred revenue	376	138
Other accrued liabilities	172	178
Total current liabilities	1,251	1,243

Capital lease obligations and long-term liabilities, net of current portion	277	241
Total liabilities	1,528	1,484

Commitments (Note 7)

Stockholders' equity:
Common stock	34,705	35,431
Deferred compensation	---	(2,401)
Accumulated deficit	(29,280)	(15,682)
Total stockholders' equity	5,425	17,348
Total liabilities and stockholders' equity	$6,953	$18,832

(A)	Derived from audited financial statements

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	July 31,		July 31,
	2006	2005	2006	2005

Net Sales	$1,552	$1,720	$4,768	$6,241

Operating Expenses:
Amortization and impairment of
purchased software	6,518	5	8,564	25
Cost of hardware products and other revenue	1,044	1,067	3,123	3,353
Product research and development	815	626	3,164	1,672
Sales and marketing	473	520	1,747	1,646
General and administrative	552	446	1,801	1,241
Total operating expenses	9,402	2,664	18,399	7,937

Operating loss	(7,850)	(944)	(13,631)	(1,696)

Interest income (expense)	9	(1)	38	(3)

Loss before income taxes	(7,841)	(945)	(13,593)	(1,699)

Income tax provision	1	---	7	5

Net loss	$(7,842)	$(945)	$(13,600)	$(1,704)

Basic and diluted loss per share	$(0.76)	$(0.17)	$(1.34)	$(0.32)

Basic and diluted - weighted average
shares used in per share computations	10,386	5,477	10,135	5,276

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	July 31,
	2006		2005

Cash flows from operating activities:
Net loss		$(13,600)	$(1,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		1,660	56
Depreciation and amortization:
Property, equipment and software		3,239	167
Software asset impairment		5,756	---
Changes in operating assets and liabilities:
Trade accounts receivable		500	291
Inventories		310	479
Other current and non-current assets		17	(29)
Trade accounts payable		(183)	(400)
Other accrued liabilities and deferred revenue		208	(198)
Net cash used in operating activities		(2,093)	(1,338)

Cash flows from investing activities:
Purchases of property, plant and equipment		(174)	(81)
Cash payments related to the purchase of PyX		---	(359)
Capitalized software costs		(40)	(173)
Net cash used in investing activities		(214)	(613)

Cash flows from financing activities:
Proceeds from the sale of common stock and the
exercise of warrants, net		---	4,999
Proceeds from exercise of stock options, net		37	104
Net cash provided by financing activities		37	5,103

Net increase (decrease) in cash and cash equivalents		(2,270)	3,152

Cash and cash equivalents at beginning of period		3,632	1,849
Cash and cash equivalents at end of period		$1,362	$5,001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Non-cash stock portion of Antares purchase price	$	---	$197
Non-cash stock portion of PyX purchase price	$	---	$11,714

See notes to condensed financial statements.

SBE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Period Reporting:

These condensed financial statements of SBE, Inc. are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended July 31, 2006 are not necessarily indicative of expected results for the full 2006 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2005.

Liquidity

The accompanying financial statements have been prepared on a going concern basis,  which  contemplates  the  realization  of assets and the  settlement  of liabilities  and  commitments in the normal course of business.  As reflected in the accompanying financial statements,  as of July 31, 2006, we had cash and cash equivalents on hand of $1.4 million with cash used in operations of approximately $2 million in the nine months ended July 31, 2006 and an accumulated deficit of approximately $29.3 million.  Our ability to continue as a going concern is dependent on our ability to raise  additional  funds and implement our business plan.

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

Segment Information

After we acquired PyX Technologies, Inc. (PyX) on July 26, 2005, we organized our operations into two business segments: Embedded Products and Storage Products. During the quarter ended January 31, 2006, we reorganized the Company to one industry segment by combining the previously segmented engineering, sales and marketing groups to focus on delivering IP-based hardware and software products that are embedded in data storage systems. Although we continue to support customers using our legacy products, our overall sales and product development focus is on the IP based data storage markets. We now have only one chief operating decision maker and analyze financial information on a single segment basis. In addition, our financial reporting is done on a combined basis.

2. Inventories:

Inventories were comprised of the following (in thousands):

	July 31,	October 31,
	2006	2005
Finished goods	$599	$815
Parts and materials	374	468
	$973	$1,283

The total reserve for slow moving and obsolete inventory was $2,591,000 and $2,313,000 at July 31, 2006 and October 31, 2005, respectively.

3. Capitalized Software:

Capitalized software costs comprised the following (in thousands):

	July 31,	October 31,
	2006	2005
Purchased software	$14,217	$14,177
Less accumulated amortization and impairment	(11,572)	(2,753)
	$2,645	$11,424

Capitalized software costs consist of software relating to current products and the design of future Internet Small Computer System Interface (iSCSI) software products acquired with our acquisition of PyX on July 26, 2005. We capitalized $40,000 and $12,597,000 of purchased software costs in the nine months ended July 31, 2006 and 2005, respectively. We amortized capitalized software related to the acquisition of PyX on a straight line basis over 36 months at the rate of $339,000 per month, beginning August 1, 2005. Recurring amortization of capitalized software costs totaled $1,018,000 and $3,319,000 for the three and nine months ended July 31, 2006, respectively, and $4,700 and $25,000 for the three and nine months ended July 31, 2005, respectively. Of the $1,018,000 and $3,319,000 of amortization in the three and nine months ended July 31, 2006, $1,018,000 and $3,063,000, respectively, is included in Amortization and Impairment of Purchased Software in the Condensed Statements of Operations.

In the nine months ended July 31, 2006 we discontinued our Voice over IP (VoIP) product development and, as a result, wrote-off $256,000 of capitalized software development costs related to the VoIP products. This write-off is included in our Product Research and Development expense in the Condensed Statements of Operations for the nine months ended July 31, 2006.

In the three months ended July 31, 2006, we recorded an asset impairment charge of $5.5 million against our earnings for the period, reducing our PyX software asset to $2.6 million. This asset impairment charge is included in Amortization of Purchased Software in the Condensed Statements of Operations for the three and nine months ended July 31, 2006. Prior to the write-down, we amortized the PyX software over 36 months at the rate of $339,000 per month. We will amortize the remaining $2.6 million software asset over the remaining 24-month amortization period at the rate of $108,000 per month.

4. Net Loss Per Share:

Basic loss per common share for the three and nine months ended July 31, 2006 and 2005 was computed by dividing the net loss for such period by the weighted average number of shares of common stock outstanding for such period. The following common stock equivalents for the three months and nine months ended July 31, 2006 and 2005 were anti-dilutive and as such were not included in the calculation of diluted net income per share.

	Three Months Ended		Nine Months Ended
(in thousands)	July 31,		July 31,
	2006	2005	2006	2005
Common Stock Equivalents
Employee stock options	---	475	189	554
Warrants to purchase common stock	---	47	---	57
Common stock equivalents	---	522	189	611

Earnings per share is calculated as follows:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	July 31,		July 31,
	2006	2005	2006	2005
BASIC
Weighted average number of
common shares outstanding	10,386	5,477	10,135	5,276
Number of shares for computation of
net loss per share	10,386	5,477	10,135	5,276
Net loss	$(7,842)	$(945)	$(13,600)	$(1,704))
Net loss per share	$(0.76)	$(0.17)	$(1.34)	$(0.32)

DILUTED
Weighted average number of
common shares outstanding	10,386	5,477	10,135	5,276

Shares issuable pursuant to options granted under stock option plans and warrants granted, less assumed repurchase at the average fair market value for the period	(a)	(a)	(a)	(a)

Number of shares for computation of net loss per share	10,386	5,477	10,135	5,276
Net loss	$(7,842)	$(945)	$(13,600)	$(1,704)
Net loss per share	$(0.76)	$(0.17)	$(1.34)	$(0.32)

(a)	In loss periods, all common share equivalents would have an anti-dilutive effect on net loss per share and therefore were excluded.

5. Stock-Based Compensation:

Effective November 1, 2005, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes-Merton valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight line method under SFAS 123R.

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123, as amended by SFAS 148 with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123R also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as financing cash flow rather than an operating cash flow as previously reported.

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

Stock Options

We sponsor four employee stock option plans:

•	The 1996 Stock Option Plan (the 1996 Plan), terminated January 17, 2006;
•	the 1998 Non-Officer Stock Option Plan (the 1998 Plan);
•	the PyX 2005 Stock Option Plan (the PyX Plan); and
•	the 2006 Equity Incentive Plan (the 2006 Plan).

We also sponsor one non-employee stock option plan:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the options to purchase shares pursuant to each plan at July 31, 2006:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	2,730,000	1,186,819	---	803,043
1998 Plan	650,000	315,185	79,299	268,219
PyX Plan	2,038,950	1,021,200	---	361,671
2006 Plan	1,500,000	365,000	474,433	---
Director Plan	340,000	185,000	98,750	120,000
Total	7,258,950	3,073,204	652,482	1,552,933

The 1996 Plan terminated effective January 17, 2006 and although we can no longer issue stock options out of the plan, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting, market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998, 2006 and PyX Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

On November 1, 2005, the date of adoption of SFAS 123R, there were options to purchase 4,213,704 shares of our common stock outstanding, of which 1,400,397 were fully vested. The fair value of the unearned portion of stock-based compensation related to the unvested employee stock options outstanding on November 1, 2005 is calculated using the Black-Scholes-Merton option pricing model as of the grant date of the underlying stock options. We recognized no net deferred tax impact on the adoption of SFAS 123R. The remaining unamortized stock-based compensation expense associated with unvested employee stock options outstanding on November 1, 2005 is expensed over the remaining service period through September 2009.

Included in the outstanding but unvested stock options on November 1, 2005, are options to purchase 2,038,950 shares of our common stock related to the PyX 2005 Stock Option Plan that was assumed by us in our acquisition of PyX. The fair value related to the unvested portion of the PyX stock options totaled $2,484,000 and was recorded as deferred compensation in the fourth quarter of fiscal 2005. In connection with the adoption of SFAS 123R, we reduced deferred compensation and common stock by $2,311,000, the value of the unamortized balance of the deferred PyX compensation as of November 1, 2005. Pursuant to the provisions of SFAS 123R, we began amortizing the remaining $2,311,000 to compensation expense beginning November 1, 2005 at the rate of $57,770 per month for the remaining vesting period of 40 months. In April 2006 two former PyX employees terminated their employment with us and we cancelled PyX stock options to purchase 1,017,750 shares of our common stock. The cancellation of these stock options reduced our monthly amortization expense related to the PyX Plan from $57,770 to $29,000 for the remaining 34-month amortization period beginning April 2006.

We granted options to purchase 37,000 and 797,500 shares of our common stock to employees and members of the Board of Directors during the three and nine month ended July 31, 2006, respectively. The fair value of the unearned portion of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes-Merton option pricing model as of the grant date of the underlying stock options. The stock-based compensation expense associated with the stock options granted to employees and directors during the three and nine months ended July 31, 2006, will be expensed over the remaining service period through September 2010.

Employee and Director stock-based compensation expense related to stock options in the accompanying condensed statements of operations (in thousands):

	Three Months Ended July 31, 2006	Nine Months Ended July31, 2006	Remaining Unamortized Expense
Stock option compensation	$301	$998	$2,975

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Options Granted
	Unvested Options	During Nine Months
	On November 1,	Ended July 31,
	2005	2006
Expected life (in years)	4.19	5.15
Risk-free interest rate	2.65% - 4.36%	4.25% - 4.75%
Volatility	53.76% -151.22%	102.9% - 112.5%
Dividend yield	0.00%	0.00%
Forfeiture rate	6.71%	6.01%

The fair value of stock-based awards to employees is calculated using the Black-Scholes-Merton option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the our stock options. The Black-Scholes-Merton model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended July 31, 2005.

We award stock option grants to certain non-employee strategic business advisors as part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and is recalculated on a monthly basis based on market price until vested. For the three and nine months ended July 31, 2006 we recorded $2,900 and $51,900, respectively, of compensation expense related to non-employee stock options.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the PyX Plan and the Director Plan at July 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Price	at 7/31/06	(years)	Price	at 7/31/06	Price

$ 0.00 - $ 1.00	810,900	4.6	$0.94	444,566	$0.91
$ 1.01 - $ 2.00	191,457	2.9	$1.34	109,457	$1.53
$ 2.01 - $ 3.00	1,429,076	5.6	$2.34	496,557	$2.34
$ 3.01 - $ 4.00	206,000	5.4	$3.55	111,769	$3.85
$ 4.01 -$ 5.00	233,271	3.7	$4.53	195,545	$4.55
$ 5.01 - $ 6.00	124,000	0.8	$5.28	124,000	$5.28
$ 6.01 - $ 7.00	13,000	3.7	$6.87	9,290	$6.84
$ 7.01 - $ 8.00	25,000	4.4	$7.09	21,249	$7.10
$ 8.01 - $ 9.00	40,000	0.1	$8.63	40,000	$8.63
$ 9.01 - $20.00	500	0.8	$18.38	500	$18.38
	3,073,204	4.7	$2.42	1,552,933	$2.76

The following table summarizes our stock option activity in the nine months ended July 31, 2006:

	Weighted	Weighted Average
	Number of	Exercise
	options	Price
Outstanding at October 31, 2005	4,213,704	$2.66
Granted Stock Options	797,500	1.44
Exercised	(42,666)	0.90
Cancelled	(1,895,334)	2.59
Outstanding at July 31, 2006	3,073,204	$2.42

As of July 31, 2006:
Options exercisable	1,552,933	$2.76
Shares available for grant	652,482

The weighted average grant-date fair value of options granted during the three and nine months ended July 31, 2006 $0.71 and $1.44 compared to $2.80 and $2.46 for the same periods in fiscal 2005, respectively. The total intrinsic value of options exercised during the three and nine months ended July 31, 2006 was $0 and $38,400 compared to $0 and $103,750 for the same periods in fiscal 2005, respectively.

Restricted Stock Awards

On March 21, 2006, our Board of Directors (Board) approved restricted stock grants to all employees in order to continue to motivate and retain our employees. The shares of restricted stock granted vest 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. A total of 290,000 restricted shares of our common stock have been issued to employees under the restricted stock grants with initial vesting to commence between April 1, 2007 and June 19, 2007. A total of 52,000 restricted shares issued to employees who have terminated their employment prior to vesting have been cancelled. The total fair value of the restricted stock grants on the date of issuance is $301,000 and will be amortized over the 18-month vesting period. For the three and nine month ended July 31, 2006, we recorded $44,100 and $53,400, respectively, of amortization expense related to the restricted stock grants.

	Weighted Average
	Shares	Average
	Unvested Stock Units	Grant Date Fair Value

Unvested at November 1, 2005	---	---
Granted	290,000	$1.04
Vested	---	---
Cancelled	(52,000)	1.04
Unvested at July 31, 2006	238,000	$1.04

Stock For Pay Plan

On January 12, 2006, our Board approved a company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board approved stock grants to all of our employees pursuant to the 1996 Plan and 2006 Plan. Effective April 1, 2006, the Board modified the 30% across the board reduction in employee base salaries to a cash salary reduction ranging from 10% to 38% of the employees base salaries. The level of reduction of the cash portion of the salary for each employee is dependent on their respective position and base salary, and employees with lower salaries generally have lower reductions. A total of 566,642 shares of our common stock have been issued since January 1, 2006 pursuant to the stock-for-pay plan. For the three and nine months ended July 31, 2006, we recorded approximately $144,000 and $463,000, respectively, of stock-based compensation associated with such stock grants.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees, until further notice. A total of 113,360 shares of our common stock has been issued to Board members in lieu of such fees under the stock-for-pay plan since

January 1, 2006. For the three and nine months ended July 31, 2006, we recorded approximately $43,000 and $114,000, respectively, of stock-based compensation and director expense associated with the stock-for-pay plan.

On August 21, 2006, the Board suspended the stock-for-pay program for all members of the Board and officers of SBE. The suspension is effective as of August 1, 2006 for all members of the Board and August 16, 2006 for all affected officers. Despite suspension of the stock-for-pay program, the previously-announced salary reductions for the affected officers and cessation of cash compensation for the Board will remain in effect until such time as the Board shall determine. The Board anticipates that it will adopt a bonus plan for the affected individuals that will pay a prescribed amount of cash or stock upon SBE’s completion one of a number of specified milestones to be set forth in a written bonus plan, provided that the affected individual remains employed by the Company or a member of the Board at the time such milestone is achieved. SBE will make an announcement of such bonus plan at the time it is adopted by the Board. All non-officer employees remain on the stock-for-pay plan until such time as the Board shall determine.

Prior Year

Prior to November 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and related interpretations. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Our practice is to award employee stock options with an exercise price equal to the market price on the date of the award. Accordingly, no stock-based employee compensation cost has previously been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of SFAS 123, our net income and income per share would have been as follows (in thousands):

	Three Months	Nine Months
	Ended July 31,	Ended July 31,
	2005	2005

Net income loss, as reported	$(945)	$(1,704)

Add: Total stock-based compensation expense (benefit) included in the net income determined under the recognition and measurement principles of APB Opinion 25	---	---

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	124	1,130

Pro forma net loss	$(1,069)	$(2,834)
Loss per share:
Basic and diluted - as reported	$(0.17)	$(0.32)
Basic and diluted - pro forma	$(0.20)	$(0.54)

There were 95,000 stock options granted plus the assumption of 2,038,950 stock options outstanding under the PyX employee stock option plan in the three months ended July 31, 2005. The terms regarding the annual vesting of stock options were 25% per year for options granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
	2005	2005
Dividend yield	0%	0%
Volatility	115%	115%
Risk-free interest rate	3.87%	3.87%
Expected life - years	4	4

The following table summarizes stock-based compensation expense related to employee stock options - under SFAS 123(R), restricted stock awards, stock-for-pay and non-employee consultant and PyX stock based compensation expense for the three and nine months ended July 31, 2006 which was allocated to product costs and operating expense as follows (in thousands):

	Three Months	Nine Months
	July 31, 2006	July 31, 2006

Cost of hardware products and other revenue	$28	$55
Product research and development	203	632
Sales and Marketing	46	249
General and administrative	274	724
Total	$551	$1,660

6. Revenue Recognition and Concentration of Risk:

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. Where applicable, our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission, or SEC.

We also account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Prior to July 2006 we deferred all revenues related to the sale of our software products. During the three month period ended July 2006 we obtained sufficient evidence that we are able to established VSOE for the undelivered elements related to our a portion of our iSCSI software products. For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36-months beginning in the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36-months beginning with the month the software license is activated. In the three months ended July 31, 2006, we recognized $8,000 of software license fees to this customer and $13,000 of deferred revenue related to engineering services to this customer.

We typically charge software maintenance equal to 20% of the software license fees. We will continue to defer all revenue related to the software license agreement until such time that we establish VSOE for all undelivered elements of the arrangement, such as the software license and software maintenance. We will also continue to defer revenues that represent post-delivery engineering support until the engineering support has been completed and the software product is accepted.

In the three and nine months ended July 31, 2006 and 2005, most of our sales were attributable to sales of wireless communications products and were derived from a limited number of original equipment manufacturer (OEM) customers. In our third quarter of fiscal 2006, we had sales to two customers that each represented greater than 10% of our net sales for the quarter and collectively represented 55% of net sales during the quarter. Data Connection Limited (DCL) represented 34% and Nortel Networks (Nortel) represented 21% of our sales for the three months ended July 31, 2006. In the three months ended July 31, 2005, these two customers each represented greater than 10% of our net sales and collectively represented 62% of our net sales. DCL represented 42% and Nortel represented 20% of our sales for the three months ended July 31, 2005.

In the nine months ended July 31, 2006, we had sales to three customers that were each greater than 10% of our sales for that period. They collectively represented 64% of net sales during the nine months ended July 31, 2006. DCL represented 31%, Nortel represented 18% and Raytheon Company represented 15% of our sales for the nine months ended July 31, 2006. In the nine months ended July 31, 2005, we had sales to three customers that individually represented greater than 10% of our net sales for that period and collectively represented 61% of our net sales for the nine months ended July 31, 2005. DCL represented 28%, Nortel represented 17% and the Hewlett-Packard Company (HP) represented 16% of our sales for the nine months ended July 31, 2005.

Two customers: DCL and Nortel together accounted for 67% of our accounts receivable, with 48% and 19%, respectively, at July 31, 2006.

A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

International sales constituted 40% of our net sales for the three and nine months ended July 31, 2006 compared to 53% and 43% of our net sales for the three and nine months ended July 31, 2005, respectively. International sales are primarily executed with customers in the United Kingdom which represented 31% and 42% of our sales for the three and nine months ended July 31, 2006, respectively. All international sales are executed in U.S. dollars.

7. Warranty Obligations and Other Guarantees:

Warranty Reserve:
Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of our products to our customers. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual may increase, resulting in decreased gross margin.

The following table sets forth an analysis of our warranty reserve (in thousands):

	July 31,
	2006	2005
Warranty reserve at beginning of period	$22	$20
Less: Cost to service warranty obligations	(10)	(4)
Plus: Increases to reserves	1	4
Total warranty reserve included in other accrued expenses	$13	$20

The following is a summary of our agreements that we have determined are within the scope of the Financial Accounting Standards Board’s (FASB) Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees (FIN 45).

Indemnification Agreements:
We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amount paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of July 31, 2006 and October 31, 2005.

We enter into agreements with other companies containing indemnification provisions in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally agree to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often relate to representations made by us with regard to our intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2006 and October 31, 2005.

Other:
Our commitment as the secondary guarantor on the sublease of our previous headquarters terminated in March 2006.

8. Nasdaq Notice of Non-Compliance:

On July 14, 2006, we received a notice from The Nasdaq Stock Market (Nasdaq) indicating that for the last 30 consecutive business days, the bid price of our common stock has closed below the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4310(c)(4) (the Rule). The notice states that we will be provided 180 calendar days, or until January 10, 2007, to regain compliance with the Rule. The notice further states that if we are not in compliance with the Rule by January 10, 2007, the Nasdaq staff will determine whether we meet The Nasdaq Capital Market initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Nasdaq staff will notify us that we have been granted an additional 180 calendar day compliance period. If the we are not eligible for an additional compliance period, the Nasdaq staff will provide us written notification that our securities will be delisted from the Nasdaq Capital Market, and at that time we may appeal the staff’s determination to a Listings Qualifications Panel.

9. New Accounting Pronouncements:

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

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2005.

Management’s Discussion and Analysis

Overview

SBE designs and provides iSCSI-based storage networking solutions for an extensive range of business critical applications, including Disk-to-Disk Back-up and Disaster Recovery. We deliver an affordable, expandable, and easy-to-use portfolio of software solutions designed to enable optimal performance and rapid deployment across a wide range of next generation storage systems We sell standards-based storage software solutions to original equipment manufacturers (OEMs), system integrators and value added resellers (VARs) who embed our software into their IP storage area network (IPSAN) and network attached storage (NAS) systems to provide data storage solutions for the small and medium business (SMB) enterprise storage markets.

We also manufacture and sell hardware products including wide area network (WAN) and local area network (LAN) network interface cards (NICs) and central processor units (CPUs) to OEMs who embed our hardware products into their products for the telecommunications markets. Our hardware products perform critical, computing and, Input/Output (I/O) tasks in diverse markets such as high-end enterprise level computing servers, Linux super-computing clusters, workstations, media gateways, routers and Internet access devices.

Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and VARs.

After we acquired PyX Technologies, Inc. (PyX) in July 2005 we organized our operations into two business segments: Embedded Products and Storage Products. During the quarter ended January 31, 2006 we reorganized to one industry segment by combining the previously segmented engineering, sales, marketing groups to focus on delivering IP based hardware and software products that are embedded in both storage and communications networks. Although we continue to support customers using our legacy products, our overall sales and product development focus is on the IP based data storage markets. We now have only one chief operating decision maker and analyze financial information on a single segment basis. In addition, our financial reporting is done on a combined basis.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the data storage and telecommunications markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. Data Connections Limited (DCL), Nortel Networks Corporation (Nortel) and Raytheon Company (Raytheon) are our largest customers representing a combined total of 64% of our sales in both the three and nine months ended July 31, 2006, respectively.

During the three and nine months ended July 31, 2006, $42,000, or 2% of sales and $246,000 or 5% of our sales respectively, were sold to distributors, compared to $79,000, or 5% of sales and $253,000, or 6% of sales for the three and nine months ended July 31, 2005, respectively. Our reserves for distributor programs totaled approximately $9,000 and $22,000 as of July 31, 2006 and 2005, respectively.

On July 31, 2006, we had a sales backlog of product orders of approximately $1.4 million compared to a sales backlog of product orders of approximately $1.2 million at October 31, 2005.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenues and cost of hardware products and other revenue at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

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

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection at the time of the price reduction, thereby reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. We believe we are able to fully evaluate potential returns and adjustments and continue to recognize the sale based on shipment to our distributors. Reserves for the right of return and restocking are established based on the requirements of Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition when Right of Return Exists (SFAS 48).

Software Products

With the acquisition of PyX, we will also derive future revenues from the following sources: (1) software, which includes new iSCSI software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with of American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2

(SOP 97-2), Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of our iSCSI software on a when-and-if-available basis, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenues. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. We typically charge software maintenance equal to 20% of the software license fees. We will continue to defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for these elements of our software products. We will also continue to defer revenues that represent post-delivery engineering support until the engineering support has been completed and the software product is accepted.

For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36-months beginning in the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36-months beginning with the month the software license is activated. In the three months ended July 31, 2006, we recognized $8,000 of software license fees to this customer and $13,000 of deferred revenue related to engineering services to this customer.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Substantially all of our new software license revenue will be recognized in this manner, assuming we already have VSOE for any undelivered elements.

Certain software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. For the nine months ended July 31, 2006, we recognized $10,000 of software consulting revenue.

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

Inventories:

Inventories are stated at the lower of cost or market value using the first-in, first-out method,. We utilize standard cost, which approximates actual costs for certain indirect costs.

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

Stock-Based Compensation:

Effective November 1, 2005, we adopted the provisions of SFAS 123R, Share-Based Payment (SFAS 123R), using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

The fair value method under SFAS 123R is similar to the fair value method under SFAS 123, Accounting for Stock Based Compensation (SFAS 123), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148) with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123R requires us to estimate future forfeitures and adjust our estimate on a periodic basis. SFAS 123R also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previously reported.

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

Stock For Pay Awards

On January 12, 2006, our Board of Directors (Board) approved a Company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board also approved stock grants to all of our employees pursuant to the 1996 Stock Option Plan and 2006 Equity Incentive Plan. Effective April 1, 2006, the Board modified the 30% reduction in employee base salaries to a cash salary reduction ranging from 10% to 38% of the employee’s base salaries. The level of reduction of the cash portion of the salary for each employee is dependent on their respective position and base salary. Employees with lower salaries generally have lower reductions. The stock issued to employees in-lieu of a portion of their cash compensation is valued at a 15% reduction from the market price on the date of issuance and is included in compensation expense.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees until further notice. The stock issued to Board member in-lieu of their cash compensation is valued at a 15% reduction from the market price on the date of issuance and is included in General and Administrative expense.

On August 21, 2006, the Board suspended the stock-for-pay program for all members of the Board and officers of SBE. The suspension is effective as of August 1, 2006 for all members of the Board and August 16, 2006 for all affected officers. Despite suspension of the stock-for-pay program, the previously-announced salary reductions for the affected officers and cessation of cash compensation for the Board will remain in effect until such time as the Board shall determine. The Board anticipates that it will adopt a bonus plan for the affected individuals that will pay a prescribed amount of cash or stock upon SBE’s completion one of a number of specified milestones to be set forth in a written bonus plan, provided that the affected individual remains employed by the Company or a member of the Board at the time such milestone is achieved. SBE will make an announcement of such bonus plan at the time it is adopted by the Board. All non-officer employees remain on the stock-for-pay plan until such time as the Board shall determine.

Restricted Stock Awards

On March 21, 2006, our Board approved restricted stock grants to all employees in order to continue to motivate and retain our employees. The shares of restricted stock granted under the plan vest 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. The total fair value of the restricted stock grants is calculated on the date of issuance and is amortized on a straight-line basis to expense over the 18-month vesting period.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109) . SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of July 31, 2006 and October 31, 2005. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Long-lived Asset Impairment:

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to Amortization of Purchased Software based on a straight-line method over a three-year estimated useful life. We amortize capitalized software acquired from PyX on a straight line basis over thirty-six months, beginning August 1, 2005, which is the expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired PyX product line. We assess any impairment when events may indicate we have impairment and at least annually by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. It is our belief that $2.6 million unamortized balance of the software asset as of July 31, 2006 is realizable.

During the three months ended July 31, 2006 we recorded a $5.5 million asset impairment write-down related to the PyX software asset. This write-down is included in our Amortization and Impairment of Purchased Software expense for the three and nine months ended July 31, 2006.

During the nine months ended July 31, 2006, we wrote-off $256,000 of capitalized software development costs related to our discontinued VoIP products. This write-off is included in our Product Research and Development expense for the nine months ended July 31, 2006.

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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended July 31, 2006 and 2005. These operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Amortization and impairment of purchased software	420	---	180	---
Cost of hardware products and other revenue	67	62	65	54
Product research and development	53	37	66	27
Sales and marketing	30	30	37	26
General and administrative	36	26	38	20
Total operating expenses	606	155	386	127

Net loss	(506)%	(55)%	(286)%	(27)%

Net Sales

Net sales for the third quarter of fiscal 2006 were $1.6 million, a 9% decrease from the third quarter of fiscal 2005 at $1.7 million. For the first nine months of fiscal 2006, net sales were $4.8 million, which represented a 24% decrease from net sales of $6.2 million for the same period in fiscal 2005. This decrease in total sales for the comparable three and nine month periods was primarily attributable to a decrease in shipments of hardware products to several large customers including HP, DCL and Lucent. Shipments to these three customers decreased by $1.7 million in the nine months ended July 31, 2006 compared to the same period in 2005. These decreases were partially offset by sales of hardware and software license fees to new customers.

During the three months ended July 31, 2006 we began to recognize previously deferred software license and engineering services revenue related to one customer. In the three months ended July 31, 2006, we recognized $8,000 of software license fees to this customer and $13,000 of deferred revenue related to engineering services to this customer. We will amortize the engineering services revenue and license fee revenue over 36-months which approximates the expected life of the product. In the three months ended July 31, 2006 we activated approximately 275 licenses for our iSCSI based storage software and during the period between April and July 2006 we activated approximately 700 software licenses. With the exception of the customer for which we are amortizing existing and future software license to revenue over 36-months, we continue to defer all other software license and software maintenance fees until such time that we can establish adequate VSOE for the two elements (license fees and maintenance fees) of our software products.

In our third quarter of fiscal 2006, we had hardware sales to two customers that each represented greater than 10% of our net sales for the quarter and collectively they represented 55% of net sales during the quarter. DCL represented 34% and Nortel represented 21% of our sales for the three months ended July 31, 2006. In the three months ended July 31, 2005, the same two customers each represented greater than 10% of our net sales and collectively represented 62% of our net sales. DCL represented 42% and Nortel represented 20% of our sales for the three months ended July 31, 2005.

In the first nine months of fiscal 2006, we had hardware sales to three customers that were each greater than 10% of our sales for that period and they collectively represented 64% of net sales during the first three quarters of fiscal 2006. DCL represented 31%, Nortel represented 18% and Raytheon represented 15% of our sales for the nine months ended July 31, 2006. In the first nine months of fiscal 2005, we had sales to three customers that individually represented greater than 10% of our net sales for that period and collectively represented 61% of our net sales for the first three quarters of fiscal 2005. DCL represented

28%, Nortel represented 17% and HP represented 16% of our sales for the nine months ended July 31, 2005.

Sales of our hardware products acquired in the Antares acquisition in 2003 increased due to a $671,000 order from Raytheon that was shipped in the second and third quarter of fiscal 2006. Total sales of Antares hardware products were $343,000 and $1.0 million for the three and nine months ended July 31, 2006, respectively, as compared to $168,000 and $499,000 for the same periods in 2005, respectively. We expect to see a degradation in the sales of these products as they reach the end of their technological lifecycle. Sales of our adapter products were $584,000 and $2.1 million for the three and nine months ended July 31, 2006, respectively, as compared to $818,000 and $3.7 million for the same periods in fiscal 2005. Sales of our HighWire products were $601,000 and $1.6 million for the three and nine months ended July 31, 2006, respectively, as compared to $730,000 and $2.0 million for the same periods in fiscal 2005.

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

In the next few quarters, we expect our net sales will be generated primarily by sales of our hardware products until such time as our existing and new iSCSI storage software solutions are completed and gain market traction. We have begun to see limited market acceptance of our current iSCSI transport software products and have signed software contracts with 15 OEMs in the storage marketplace. Currently five of these OEMs are shipping product and licensing our software under the terms of their software license agreements. Our customers are in various stages of releasing their products that incorporate our software and we expect other customers to begin release their products to market over the coming months. As the IPSAN market adopts, we have limited visibility into our customer’s actual sales and product release dates and this hampers our ability to accurately forecast future storage solution software license sales. Although we expect to see sales growth in our iSCSI products as these products continue to gain market acceptance, there can be no assurance that such an increase or adoption will occur. We also expect to see continued slowness in the sale of our Antares, adapter and HighWire hardware products. In addition, we will continue to sell and support our older VME products, but expect sales for them to decline significantly as the OEM products in which they are embedded are phased out.

Our sales backlog at July 31, 2006 was $1.4 million compared to a sales backlog of $1.2 million on October 31, 2005. Our customers typically require a "just-in-time" ordering and delivery cycle where they will place a purchase order with us after they receive an order from their customer. This "just-in-time" inventory purchase cycle by our customers has made forecasting of our future sales volumes very difficult. Because our sales are generally concentrated among a small group of OEM customers, we could experience significant fluctuations in our quarterly sales volumes due to fluctuating demand from any major customer or delay in the rollout of any significant new product by a major customer.

Amortization and Impairment of Purchased Software

We recorded a software asset totaling $12.4 million when we acquired PyX and capitalized $256,000 related to the development of the now discontinued VoIP products. We also continually upgrade our software by enhancing the existing features of our products and by adding new features and products. We often evaluate whether to develop these new offerings in-house or whether we can achieve a greater return on investment by purchasing or licensing software from third parties. Based on our evaluations we have purchased or licensed various software for resale since 1996.

Recurring amortization of capitalized software costs totaled $1,018,000 and $3,319,000 for the three and nine months ended July 31, 2006, respectively, and $4,700 and $25,000 for the three and nine months ended July 31, 2005, respectively. Of the $1,018,000 and $3,319,000 of amortization in the three and nine months ended July, 31, 2006, $1,018,000 and $3,063,000, respectively, is included in Amortization and Impairment of Purchased Software in the Condensed Statements of Operations.

In the nine months ended July 31, 2006 we discontinued our Voice over IP (VoIP) product development and as a result wrote-off $256,000 of capitalized software development costs related to the VoIP products. This write-off is included in our Product Research and Development expense in the Condensed Statements of Operations for the nine months ended July 31, 2006.

In the quarter ended July 31, 2006, we recorded an asset impairment charge of $5.5 million against our earnings for the quarter, reducing our PyX software asset to $2.6 million. This asset impairment charge is included in Amortization and Impairment of Purchased Software in the Condensed Statements of Operations for the three and nine months ended July 31, 2006. Prior to the write-down, we amortized the PyX software over 36 months at the rate of $339,000 per month. We will amortize the remaining $2.6 million software asset over the remaining 24 month amortization period at the rate of $108,000 per month.

Cost of Hardware Products and Other Revenue

Cost of hardware products and other revenues consists of the direct and indirect costs of our manufactured hardware products and the cost of personnel in our operations and production departments including, share-based payment compensation expense associated with the implementation of SFAS No. 123(R). Cost of hardware products and other revenues for the three months ended July 31, 2006 decreased by 2% to $1.044 million compared with $1.067 million for the three months ended July 31, 2005. Cost of hardware products and other revenues for the nine months ended July 31, 2006 decreased by 7% to $3.1 million compared with $3.4 million for the nine months ended July 31, 2005. The decrease in cost of hardware products and other revenue in absolute dollars for both the comparative three and nine month periods was principally due to a lower volume of hardware sales that decreased the total direct and indirect cost of our manufactured products.

Included in cost of hardware products and other revenue expense for the three and nine months ended July 31, 2006 is $28,000 and $55,000, respectively, of non-cash stock based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123R and the issuance of restricted stock to employees compared to none in 2005.

Gross profit with out the amortization and impairment of purchased software for the three months ended July 31, 2006 was $508,000 or 33% of revenue compared to $653,000 million or 38% of revenue for the three months ended July 31, 2005. The decrease in gross profit was mainly related to the product mix of our sales and a lower sales volume not efficiently absorbing our second line production costs. Gross profit was for the nine months ended July 31, 2006 was $1.6 million or 34% of revenue compared to $2.9 million or 46% of revenue for the three months ended July 31, 2005. The decrease in gross margin was mainly related to the product mix of our sales. In the nine months ended July 31, 2005, we had net sales of $1.0 million to HP as compared to none in 2006. The gross profit on the HP sales was approximately 70% as compared to the average gross profit on HighWire products, which was approximately 60%, and adapter products, which was approximately 55%.

We expect to see a significant improvement in our future gross profit as we begin to sell our iSCSI software storage solutions. Software is a very high gross profit product and as these product gain market traction and become a larger percentage of our total sales, we will see a corresponding increase in our overall gross margin. However, if market and economic conditions, particularly in the storage sectors, deteriorate, our gross profits may be lower than expected.

Product Research and Development

Product research and development (R&D) expenses for the three and nine months ended July 31, 2006 were $815,000 and $3.2 million, respectively, a 30% and 89% increase from $626,000 and $1.7 million for the same periods in fiscal 2005. The increase resulted primarily from the salaries related to engineering staffing increases. As part of the PyX acquisition we hired four software engineers who previously worked for PyX and we hired four additional software engineers to continue to develop our storage software products. The three and nine months ended July 31, 2006 includes $90,000 and $924,000, respectively, of direct development project related development expense including a $256,000 asset impairment write-off of previously capitalized VoIP development expense that was written-off to expense in the second quarter of fiscal 2006 due to the cancellation of the VoIP development project. The three and nine months ended July 31, 2005 included $166,000 and $294,000 of direct development project related development expense.

Included in R&D expense for the three and nine months ended July 31, 2006 is $203,000 and $632,000, respectively, of non-cash stock based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123R and the issuance of restricted stock to employees compared to none in 2005. We did not capitalize any internal software development costs in the nine months ended July 31, 2006.

Sales and Marketing

Sales and marketing expenses for the three and nine month periods ended July 31, 2006 were $473,000 and $1.7 million, respectively, a 9% decrease from the $520,000 in the comparable three month period in fiscal 2005 and a 4% increase from $1.6 million for the same nine month period in fiscal 2005. The decrease is primarily due to a decrease of three employees in sales and marketing and decreased commissions directly related to decrease sales combined with a decrease in our product marketing expenditures.

Included in sales and marketing expense for the three and nine months ended July 31, 2006 is $46,000 and $249,000, respectively, of non-cash stock based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123R and the issuance of restricted stock to employees compared to none in 2005.

General and Administrative

General and administrative expenses for the three and nine months periods ended July 31, 2006 were $552,000 and $1.8 million, respectively, a 24% and 45% increase from $446,000 and $1.2 million for the same periods of fiscal 2005. We will continue to control our cash spending in the general and administrative side of the business and focus the majority of our spending on our product development and sales efforts. The increase in overall expense for both the three and nine months ended July 31, 2006 is related to non-cash based compensation expense. Included in general and administrative expense for the three and nine months ended July 31, 2006 is $274,000 and $724,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense related to the assumption of the PyX stock options, stock option expense under SFAS 123R and the issuance of restricted stock to employees compared to none in 2005.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $7.8 million and $13.6 million in the three and nine months ended July 31, 2006, respectively, as compared to a net loss of $945,000 and $1.7 million for the same periods in fiscal 2005. Included in the loss for the three and nine months ended July 31, 2006 is $7.0 million and $10.8 million, respectively, related to non-cash amortization expense, compensation expense and asset impairment write-downs.

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

-	the actual versus anticipated increase in sales of our products;
-	ongoing cost control actions and expenses, including, for example, inventory, research and development and capital expenditures;
-	timing of product shipments which occur primarily during the last month of the quarter;
-	the gross profit margin;
-	the ability to raise additional capital, if necessary; and
-	the ability to secure credit facilities, if necessary.

At July 31, 2006, we had cash and cash equivalents of $1.4 million, as compared to $3.6 million at October 31, 2005. In the first nine months of fiscal 2006, $2.1 million of cash was used in operating activities primarily as a result of generating net losses of $13.6 million for the nine months ended July 31, 2006. The net loss for the period was partially offset by a decrease in our inventory and trade accounts receivable. The net loss for the nine month also includes $10.8 million of non-cash amortization, compensation and asset impairment write-downs. We had a decrease in our accounts payable and other liabilities that served to use additional cash. We have also been carefully controlling our spending on inventory and are actively attempting to reduce our overall level of inventory. The decrease in trade accounts receivable is due to a general decrease in overall sales activity in fiscal 2006 as compared to the end of fiscal 2005. Working capital, comprised of our current assets less our current liabilities, was $2.4 million at July 31, 2006, as compared to $5.5 million at October 31, 2005.

In the first nine months of fiscal 2006, we purchased $174,000 of fixed assets, consisting primarily of computer and engineering equipment and $40,000 in software, primarily for engineering and product design activities and payments related to the contract to design our VoIP products. Capital expenditures for the remaining quarter of fiscal 2006 are expected to be less than $10,000.

We received $37,000 in the first nine months of fiscal 2006 from payments related to common stock purchases made by employees pursuant to the exercise of employee stock options.

In mid-January 2006 we took steps to reduce our cash flow break-even point. We changed the formula for paying all officers and employees and our Board of Directors (Board) for their services. For the January 31, 2006 through March 31, 2006 payrolls, officer and employee were paid 70% in cash and 30% in shares of our common stock. Beginning with our April 15, 2006 payroll the formula was changed to a range of 62% to 90% in cash and 10% to 38% in shares of our common stock. Our Board’s monthly fees were paid entirely in our common stock. On August 21, 2006, the Board suspended the stock-for-pay program for all members of the Board and the Company’s officers. The suspension was effective August 1, 2006 for all members of the board and effective August 16, 2006 for all affected officers. Despite the suspension of the stock-for-pay program, the previously-announced salary reductions for officers and cessation of cash Board compensation will remain in effect until such time as the Board shall determine. The stock-for-pay program will continue for the Company’s non-officer employees.

Concurrent with our stock-for-pay program, we continue to control or eliminate other cash operating expenses. These cost cutting measures have reduced our cash break-even point to approximately $2.5 to $2.7 million from approximately $3.5 million to $3.8 million in net sales at a cash gross margin of 50% to 55%. Although our current gross margin is significantly lower than the mid-50% range, we expect our gross margin to increase significantly as software sales become the dominant product in our product sales mix.

In the future, as we gain product acceptance, we expect to increase our expenditures on engineering and sales and marketing activities to develop and market new and existing products, especially in the IP storage markets for data back-up and disaster recovery. We will have significant non-cash expenses in the coming quarters and years related to the amortization of the software and deferred compensation recorded as a result of the PyX acquisition and the adoption of SFAS 123R. Because of the non-cash expenses related to the PyX acquisition, expensing of employee stock options and anticipated increases in our expenditure levels, we expect to generate net losses for the foreseeable future. Our projected sales are to a limited number of new and existing OEM customers and are based on internal and customer-provided estimates of future demand, not firm customer orders. In addition, the market for IP storage, particularly iSCSI NAS and SAN storage appliances, is new and may not gain acceptance as quickly as we predict.

As of July 31, 2006, we had $1.4 million in cash and we are not operating at cash breakeven. Unless we are able to increase our sales to get to cash breakeven, we will not have sufficient cash generated from our business activities to support our operations for the next twelve months. If our projected sales do not materialize, we may need to reduce expenses and raise additional capital through customer prepayments or the issuance of debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis in instruments having a maturity of less than three months. Our financial instrument holdings at July 31, 2006 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2005, there has been no change in our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of July 31, 2006 was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. In our financial reporting process, our Chief Financial Officer, in discussions with our independent registered public accounting firm, identified a certain “material weakness” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in disclosure controls and procedures.    As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are ineffective.

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

During the quarter ended July 31, 2006, our independent registered public accounting firm communicated to management and the audit committee a material weakness arising out of an adjustment to revenue related to our software contracts which they identified during their review of our interim condensed consolidated financial statements. The material weakness identified pertains to our revenue recognition policies and procedures for software arrangements, which is new to the Company, and not adequately robust to identify vendor specific objective evidence and separate multiple element arrangements.  We are working to establish policies and procedures in this area.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management intends to take steps to remediate the material weakness described above.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to Our Business

Our future capital needs may exceed our ability to raise capital.

The accompanying financial statements have been prepared on a going concern basis,  which  contemplates  the  realization  of assets and the  settlement  of liabilities  and  commitments in the normal course of business.  As reflected in the accompanying financial statements,  as of July 31, 2006, we had cash and cash equivalents on hand of $1.4 million with cash used in operations of approximately $2 million in the nine months ended July 31, 2006 and an accumulated deficit of approximately $29.3 million.  Our ability to continue as a going concern is dependent on our ability to raise  additional  funds and implement our business plan.

The development and marketing of our products is capital-intensive. We believe that our existing cash balances and our anticipated cash flow from operations will satisfy our working capital needs for the next 6 months. Declines in our sales or a failure to keep expenses in line with revenues could require us to seek additional financing in early fiscal 2007. In addition, should we experience a significant growth in customer orders or wish to make strategic acquisitions of a business or assets, we may be required to seek additional capital to meet our working capital needs. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

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

Our storage software products will require a substantial product development investment by us and we may not realize any return on our investment.

The development of new or enhanced products is a complex and uncertain process. As we integrate the storage software products into our product line, our customers may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements, both to our existing product line as well as to the storage software products. Development costs and expenses are incurred before we generate any net revenue from sales of the products resulting from these efforts. We expect to incur substantial research and development expenses relating to the storage software product lines, which could have a negative impact on our earnings in future periods.

If our storage software products contain undetected errors, we could incur significant unexpected expenses and experience product returns and lost sales.

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

The chip sets used in some of our hardware products are currently available only from a single supplier. If these suppliers discontinue or upgrade some of the components used in our hardware products, we could be required to redesign a product to incorporate newer or alternative technology. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows. If enough components are unavailable, we may have to pay a premium in order to meet customer demand. Paying premiums for parts, building inventories of scarce parts and obsolescence of existing inventories could lower or eliminate our profit margin, reduce our cash flow and otherwise harm our business. To offset potential component shortages, we have in the past, and may in the future, carry an inventory of these components. As a result, our inventory of components parts may become obsolete and may result in write-downs.

If we fail to develop and produce new software products, we may lose sales and our reputation may be harmed.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our future success will depend on our ability to enhance our existing products and to introduce new products and features to meet and adapt to changing customer requirements and emerging storage technologies such as, software based disaster recover features SATA, iSCSI, SAS, Gigabit Ethernet and 10G. There can be no assurance that we will be successful in identifying, developing, manufacturing and marketing new products or enhancing our existing products. In addition, there can be no assurance that services, products or technologies developed by others will not render our products obsolete.

In the past, we have focused a significant portion of our research and development, marketing and sales efforts on telecommunication connectivity hardware products such as VoIP, HighWire, WAN and LAN adapter products. In the future, we will focus our research and development activities developing software products for the storage markets, in particular the IP SAN storage market serviced by iSCSI software and related hardware products. The success of these storage products is dependent on several factors, including timely completion of new product designs, achievement of acceptable software and hardware manufacturing quality and yields, introduction of competitive products by other companies, market acceptance of our products and our ability to sell our products. If our new storage products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

The storage and embedded products market is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

We compete directly with traditional vendors of storage software and hardware devices, including Fibre Channel SAN products, open source “free” software, and application-specific storage solutions. We compete with communications suppliers of routers, switches, gateways, network interface cards and other products that connect to the Public Switched Telephone Network (PSTN) and the Internet. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as Fibre Channel, iSCSI, SAS and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent that such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) and storage product providers (such as EMC Corporation, Network Appliance, Inc. and Qlogic Corporation).

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

Sales of substantial amounts of our common stock in the public market could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. In addition, the public perception that these sales might occur could have the same undesirable effects. The

PyX shareholders who received shares of our common stock in the PyX acquisition entered into agreements that provide, in part, that, with respect to 95% of the shares of our common stock that the shareholders received in connection with the acquisition, the shareholders could not sell these shares until July 27, 2006. We registered for the resale all of the shares that we issued in the merger and private placement effective November 14, 2005. The purchasers in the private placement are not subject to any lockup with respect to the shares they purchased in the private placement. As a result, sales under the registration statement will include a very substantial number of shares and percentage of our common stock. Holders of approximately 43% of the outstanding shares of our common stock have the right to sell their shares pursuant to these registration rights and holders of an additional approximately 5.7% of the outstanding shares of our common stock. Such free transferability could materially and adversely affect the market price of our common stock.

Our common stock has been at risk for delisting from the Nasdaq Capital Market. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders’ equity of $2.5 million. Our stockholders’ equity as of July 31, 2006 was approximately $5.6 million and our closing bid price on July 31, 2006 was $0.37. The bid price of our common stock closed below $1.00 per share for over 30 consecutive days. Therefore, we do not meet the minimum continued listing requirements for the Nasdaq Capital Market and our common stock could be subject to potential delisting from the Nasdaq Capital Market. We will regain compliance when our common stock bid price closes above $1.00 for 10 consecutive days. We have 180 days, or until January 10, 2007, to regain compliance. If by January 10, 2007, we have not regained compliance but we meet the Nasdaq Capital Market initial listing requirements, except for the bid price, we will be granted an additional 180 days to regain compliance.

If we fail to maintain the standards necessary to be quoted on the Nasdaq Capital Market and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the Nasdaq Capital Market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

Item 6. Exhibits

List of Exhibits

Exhibit Number	Description

3.1(1)	Certificate of Incorporation, as amended through December 15, 1997.

3.2(2)	Bylaws, as amended through December 8, 1998.

3.3	Certificate of Amendment of Certificate of Incorporation, dated March 26, 2004.

10.1(3)*	1996 Stock Option Plan, as amended.

10.2(3)*	2001 Non-Employee Directors' Stock Option Plan, as amended.

10.3(3)	1992 Employee Stock Purchase Plan, as amended.

10.4(3)	1998 Non-Officer Stock Option Plan as amended.

10.5(4)	2005 PyX Technologies Stock Option Plan.

10.6(5)	2006 Equity Incentive Plan.

10.6(6)	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 between the Company and Alexander Properties Company.

10.8+
Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation.

10.10(7)	Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price).

10.11(7)	Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price).
10.12(8)	Unit Subscription Agreement, dated May 4, 2005, by and between SBE, Inc. and the other parties thereto.

10.13(8)	Agreement and Plan of Merger and Reorganization, dated March 28, 2005, by and among SBE, Inc., PyX Acquisition Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.

10.14(8)	Investor Rights Agreement, dated July 26, 2005, between SBE, Inc. and the investors listed on Exhibit A thereto.

10.15(8)	Form of warrant issued on July 26, 2005.

10.16(9)	Executive Severance Benefits Agreement between the Company and Leo Fang, dated May 24, 2006.

10.17	Executive Severance Benefits Agreement between the Company and Kenneth G. Yamamoto, dated March 15, 2006.

10.18(10)	Executive Severance Benefits Agreement between the Company and David W. Brunton, dated April 12, 2004.

10.19(10)	Executive Severance Benefits Agreement between the Company and Kirk Anderson, dated April 12, 2004.

11	Executive Severance Benefits Agreement between the Company and Nelson Abal, dated August 4, 2006.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation SK.
+	Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.
(1)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.
(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement on Form S-8 dated September 20, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to Registration Statement on Form S-8 dated March 24, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.
(7)	Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to Proxy Statement on Form 14A dated June 24, 2005 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K dated May 26, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.
(11)	Filed as an exhibit to Current Report on Form 8-K dated August 7, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 31, 2006.

SBE, Inc.
Registrant

Date: August 31, 2006
By:  /s/ Kenneth G. Yamamoto

Kenneth G. Yamamoto
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 31, 2006
By:  /s/ David W. Brunton

David W. Brunton
Chief Financial Officer, Vice President,
Finance and Secretary
(Principal Financial and Accounting Officer)