Form 10-K
period 2006-10-31
SBE INC
filed 2007-01-29
CIK 87050

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The approximate aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on April 30, 2006 as reported on the Nasdaq Capital Markets, was $8,336,445. Shares of Common Stock held by each executive officer, director and stockholder whose ownership exceeds five percent of Common Stock outstanding have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares of the registrant's common stock outstanding as of January 23, 2007 was 11,130,831.

SBE, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1	Business	4
Item 1A	Risk Factors	12
Item 2	Properties	17
Item 3	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5	Market for Registrant's Common Equity,
	Related Stockholder Matters and Issuer
	Purchases of Equity Securities	19
Item 6	Selected Financial Data	20
Item 7	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	20
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	34
Item 8	Financial Statements and Supplementary Data	35
Item 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	35
Item 9A	Controls and Procedures	35
Item 9B	Other Information	36

PART III

Item 10	Directors and Executive Officers of the Registrant	37
Item 11	Executive Compensation	42
Item 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	46
Item 13	Certain Relationships and Related Transactions	47
Item 14	Principal Accountant Fees and Services	48

PART IV

Item 15	Exhibits and Financial Statement Schedules	50

SIGNATURES		54

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements set forth in or incorporated by reference in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, our expectations regarding our sales of storage software, our expectations regarding the market for client server networking products, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding our operations. Words such as “may,” “will,” “should,” "believes," "anticipates," "expects," "intends," ”plans,” "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Item 1A Risk Factors" on page 12 and elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

SBE designs, manufactures and sells embedded hardware products including wide area network (WAN) and local area network (LAN) network interface cards (NICs) and central processing units (CPUs) to OEMs who embed our hardware products into their products for the communications markets. Our embedded hardware products perform critical, computing and Input/Output (I/O) tasks in diverse markets such as high-end enterprise level computing servers, Linux super-computing clusters, workstations, media gateways, routers and Internet access devices.

We also design and provide software based storage networking solutions for an extensive range of business critical applications, including Disk-to-Disk Back-up and Disaster Recovery. We deliver an affordable, expandable, and easy-to-use portfolio of software solutions designed to enable optimal performance and rapid deployment across a wide range of next generation storage systems We sell standards-based storage software solutions to original equipment manufacturers (OEMs), system integrators and value added resellers (VARs) who embed our software into their IP storage area network (IP SAN) and network attached storage (NAS) systems to provide data storage solutions for the small and medium business (SMB) enterprise storage markets.

We experienced a decline in our sales volume of our embedded hardware products and a lack of market acceptance for our storage software that dramatically effected our operating cash flow for fiscal 2006. Because of the continuing decline of our cash balance, we have been evaluating strategic alternatives to return the company to cash flow positive and unlock value for our shareholders. In September 2006, our Board of Directors and management believed that the best course of action was to consider selling our embedded hardware and storage software businesses and to consider seeking a viable merger candidate.

On January 11, 2007, we signed an asset purchase agreement with One Stop Systems, Inc., a private California corporation, to purchase our embedded hardware business for $2.2 million cash plus the assumption of our corporate headquarters office lease and a lease for certain engineering equipment. When the divesture of our embedded hardware business is completed we will no longer participate in the embedded hardware markets. We will transfer all our inventor and the engineering and test equipment associated with the embedded hardware business to One Stop.

On January 19, 2007, we entered into an Agreement and Plan of Merger and Reorganization, with Neonode Inc., a Delaware corporation. Neonode is a Swedish based developer and manufacturer of multimedia mobile handsets. With over five years of research and development Neonode is today a leader and trendsetter in buttonless touch screen mobile phones and gesture-based user interfaces. Neonode mobile phones are based on patented technologies. With Neonode's open Microsoft based platform consumers can themselves upgrade and customize their handsets similar to a PC. It is anticipated that our name will be changed to “Neonode Inc.” in connection with the completion of the merger.

We intend to file a proxy statement in connection with the merger with Neonode.  The proxy statement, when it becomes available, will contain important information about the merger transaction.  Free copies of the proxy statement will be available at the SEC's web site at www.sec.gov.

We are evaluating strategic alternatives regarding our storage software business.

Products & Technologies

Storage Products

Storage Software Management Solutions

Managing, growing, and protecting storage is regarded as one of the most burdensome and expensive responsibilities of a company’s data center management. In the direct-attached storage (DAS) environments that most small to mid-sized companies deploy, the process of managing storage is made more difficult by the number of physical connection points and the number of storage systems in the organization. Imagine an environment with ten computers, each with its own storage system. That creates ten storage systems that need to be managed and maintained, which then equates to ten times the effort normally required in order to handle storage expansion, reallocation and repairs. One of the main driving forces behind a transition from DAS to a SAN is often high data growth and the need for operations efficiency. In these circumstances the legacy DAS environment becomes increasingly complex, backup/restore operations become increasingly unreliable, and the storage environment is unable to support the demands of the business.

Developed to extend the reach of SANs by enabling SAN functionality over the IP network, Internet Small Computer System Interface (iSCSI) technology uses the SCSI command set over Transmission Control Protocol/ Internet Protocol (TCP/IP), enabling any requesting node on the IP network (the initiator) to contact any remote storage server (the target) and perform block I/O on the target as if it was a local hard drive. Because of the ubiquity of IP networks, iSCSI can be used to transmit data over LANs, WANs, or the Internet and can enable location independent data storage and retrieval. iSCSI has no distance limitations, can utilize existing network infrastructure, does not require specialized training, and takes advantage of Ethernet’s economies of scale. With the immediate availability of 10G adapters and switches, we believe that iSCSI SANs can more than double the performance levels of leading-edge Fibre Channel implementations, while mass adoption continues to drive costs down.

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

Our IP SAN Director Suite addresses the need for easy-to-manage, inexpensive storage and data protection through our iSCSI transport stack, storage management features, and data protection modules.

The iSCSI transport stack is the foundation of our IP SAN Director Suite and is scalable from Wi-Fi to 10 Gigabit Ethernet. It delivers the same level of reliability, quality of service and system robustness as alternative solutions, such as Fibre Channel, but at a fraction of the cost. We believe that the advanced features designed into the architecture of our iSCSI protocol stack enables highly efficient and cost-effective storage transport by optimizing bandwidth usage, enabling unlimited storage to be attached to each target device, and leveraging existing network technologies.

Our iSCSI protocol stack provides multipathing I/O functionality for maximum redundancy and reliability, aggregation of bandwidth to reduce service costs, as well as multiple connections per session to increase bandwidth efficiency and data integrity. Enterprise-level quality of service functionality enables traffic to be consistently classified, prioritized, and queued at line rate. We believe that the Error Recovery Level 2 (ERL2) featured in our iSCSI protocol stack increases system reliability, availability and adaptability. ERL2 supports active/active task migration, which prevents session and data loss. Our iSCSI stack is fully tested and compliant with IETF RFC-3720 iSCSI standards, including all mandatory and optional feature sets. Our SBE iSCSI target supports most Linux distributions and is compatible with any compliant iSCSI initiator under any OS distribution, including Linux, Windows and Solaris. An additional benefit of using iSCSI transport is its interoperability with any storage protocol disk drive interfaces (SCSI, Serial Attached SCSI (SAS), Serial ATA (SATA), Fiber Channel drives).

On top of our foundation iSCSI protocol stack, we have developed and manufactured a wide variety of storage management features and data protection modules. While the iSCSI protocol stack provides for a robust, inexpensive, and highly scalable transport infrastructure, modules included in our IP SAN Director Suite such as iSNS (Internet Storage Name Service), SNMP (Simple Network Management Protocol), Snapshot, High Availability, and Replication seamlessly address the needs and requirements of today’s IT storage managers.

The iSNS feature set provides similar functionality as a DHCP (Dynamic Host Configuration Protocol) server. As new storage subsystems are brought online, iSNS allows automatically names and adds them to the storage pool. Consistent with our integrated approach to system design, both an iSNS client and iSNS server are provided. To further ease the burdens of large-scan storage administration, the SNMP module allows the user to monitor the status of a large SAN from a single console.

As a component of our IP SAN Director Suite, the Snapshot add-in module provides critical data protection by creating point-in-time images of iSCSI data volumes. As a standalone application the snapshot module provides maximum protection; users may access data at discrete times in history when a combination of application error and user error overwrites, or corrupts critical data. In the event of a catastrophic event such as virus infection, the rollback feature allows the IT administrator to recover the entire data volume to a previously known healthy state. The Snapshot module conjoined with backup software running on an application server allows mainline, primary data access to continue, while the backup process copies the snapshot image to a secondary and offline storage.

Replication across storage subsystems is a critical part of any IP SAN data protection solution. Multiple versions of replication exist and are required for different purposes and application environments. To effectively address the wide spectrum of needs, we are developing 3 distinct Replication add-in modules that are seamlessly integrated into our IP SAN Director Suite. The first two add-in modules in our Replication portfolio address the need for data mirrors for primary storage within a SAN. With the Synchronous Online Replication module, both the local target and remote target must complete any writes from iSCSI initiators before an acknowledgment is sent. This guarantees data integrity and works well in low-latency SAN environments for primary storage.

There are some instances where performance is the top priority. In these cases, the Asynchronous Online Replication module is appropriate. Writes completed on the primary target are immediately acknowledged in parallel with writes that are sent to the mirror target, thus the latency associated with waiting for the mirror target to acknowledge a write are avoided. This is also beneficial in higher latency environments for backup when the mirror target may be on a WAN connection.

In a disaster recovery scenario, the mirror target is often located several hundred miles from the primary target and accessible only through a bandwidth-limited WAN connection. In this situation, the Offline Replication module is most appropriate. This module allows the system administrator to schedule replication events during discrete periods of time.

A complete IP SAN solution requires data availability and access features as well as data protection features. While SBE’s Snapshot and Replication add-in modules support data protection, SBE is proud to offer High Availability as an additional module to directly address the need for uninterruptible access to missing critical data. In the event of failure at the primary storage director, the mirror storage director automatically takes over with no disruption and interruption of service to the initiators accessing the underlying storage. The high availability functionality is transparent to the initiators requiring zero additional configuration.

Hardware Products

Upon closing the sale of our embedded hardware business to One Stop Systems, estimated to take place in the second quarter of fiscal 2007, we will no longer have a hardware product line and the terms and conditions of the asset sale agreement prohibit us from competing in the embedded hardware markets for at least four year after the transaction is completed.

Network Interface Cards

Wide Area Networking Adapters. A WANis a computer or communications network that spans a relatively large geographical area. Computers attached to a WAN are often connected through dedicated networks, such as the telephone system, leased lines or satellites. Our series of WAN adapter products is designed to address the need for WAN interfaces in data communication products, such as those used in Internet and other communications routers, security firewalls, Virtual Private Network (VPN) servers and Voice over Internet Protocol (VoIP) gateways. We provide a broad range of standards-based interfaces that can be easily integrated into our OEM customers’ products.

Local Area Networking Adapters. A LAN is a computer network spanning a relatively small geographical area. Often confined to a single building or group of buildings, most LANs connect workstations and personal computers in an office environment. Each computer in the LAN is able to access data and devices, such as printers, located anywhere on the LAN. There are many different types of LANs but Ethernet is the one that is most commonly deployed. Ethernet LAN connectivity is utilized by virtually every market segment in both the embedded and enterprise space.

Our LAN adapter products are focused on LAN connectivity using high speed Ethernet technology. We offer single, dual or quad port LAN adapters that feature connectivity speeds of up to 10 Megabits (Mb)/second, 100 Mb/second or 1000 Mb/second. Our Gigabit Ethernet NICs include trunking and failover features. These features allow our customers’ systems to take advantage of static load balancing and failure recovery within a user-defined communications trunk. Our Gigabit Ethernet NICs are designed to distribute traffic across the aggregated links, detect port failures, and increase throughput. In the event of a system failure, the software will automatically redistribute outgoing loads across the remaining links.

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

Encryption Adapters. Our securePMC series of high-performance security offload solutions is designed for integration into Linux-based systems. Advanced encryption processors accelerate SSL and IPsec cryptographic operations, significantly improving security, performance, and availability of networking applications. Designed to enable quick integration by OEMs, VARs and end users, our securePMC adapters can be used in a wide variety of networking equipment, including routers, switches, web servers, server load balancers, firewalls, SANs and VPN gateways.

TCP/IP Offload Engine (TOE). A TOE is a highly specialized TCP/IP protocol accelerator. Typically, in the form of a NIC, it is designed to reduce the amount of host CPU cycles required for TCP/IP processing and maximize Ethernet throughput. This is accomplished by offloading TCP/IP protocol processing from the host processor to the hardware on the TOE. It is designed to provide fast, reliable, and secure access to networked storage devices via the Internet without seriously impacting the host CPU.

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

Other

Although we continue to sell and manufacture legacy products such as Multibus, Versa Module Europa (VME) bus, and ISA, we emphasize three principal lines of products: storage software solutions, WAN/LAN adapter products, and carrier platforms (also known as our “HighWire” line).

The following table shows sales by major product type as a percentage of net sales for fiscal 2006, 2005 and 2004:

	Year Ended October 31,
	2006	2005	2004
	(percentage of net sales)

VME	8%	20%	43%
Adapters	59	48	46
HighWire	32	32	11
Storage Software	1	---	---
100%	100%	100%

Distribution, Sales, and Marketing

We sell and license our products, both domestically and internationally, using a direct sales force as well as independent manufacturers' representatives, resellers, and distributors. We have a network of 8 manufacturers’ representatives covering the United States and Canada. In addition, we have 12 distributors and resellers covering the United States, Canada, Western and Eastern Europe and Asia. We believe that our direct sales force is well suited to communicate how our products differ from those of our competitors. Since our products represent a complex and technical sale, our sales force is supported by field application engineers who provide customers with pre-sale technical assistance.

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

We have focused our sales and marketing efforts in North America, Europe and Asia. All of our international sales are negotiated and executed in U.S. dollars. International sales constituted 43%, 37% and 12% of net sales in fiscal 2006, 2005 and 2004, respectively. . International sales are primarily executed in Europe with 31% to customers in the United Kingdom.

Our direct sales force is based in three locations in the United States and we conduct our marketing activities from our corporate headquarters in San Ramon, California.

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the storage software market. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners. Our product development efforts are focused principally on our storage software products, providing advanced storage software features.

Subsequent to year-end, we entered into an Agreement for the Purchase and Sale of Assets with One Stop Systems, Inc., a manufacturer of industrial-grade computing systems and components, pursuant to which we agreed to sell all of the assets associated with our embedded hardware business. In addition, we entered into an Agreement and Plan of Merger and Reorganization, with Neonode Inc., a designer and manufacturer of mobile telephones in which we agreed to merge the two companies.

Although we are evaluating strategic alternatives for our storage software business including selling the business, we continued development of our storage software products to bring a broader spectrum of IP storage solutions to market. In fiscal 2006, we completed the development of some key storage networking solutions that enable an extensive range of business critical applications, including Disk-to-Disk Back-up and Disaster Recovery to complement our iSCSI based transport software.

During fiscal 2006, 2005 and 2004, we incurred $3.9 million, $2.7 million and $2.4 million, respectively, in product research and development expenses.

Manufacturing

We do not engage in any manufacturing operations. Instead, we utilize third-party manufacturers to build our embedded hardware products. We currently have non-exclusive manufacturing agreements with ProWorks, Inc., United Manufacturing, Inc. and Sonic Manufacturing Technology. We believe that ProWorks, United and Sonic are equipped to provide cost-efficient and timely product delivery, thus allowing us to focus on our core competencies of product development and technology innovation. The use of external manufacturing partners allows us to respond more quickly and effectively to fluctuations in customer demand.

Competition

The market for both storage and communications interface products is highly competitive. Many of our competitors have greater financial resources and are well established in the space. Competition within the communications market varies principally by application segment. Our storage software product competes with products designed and/or manufactured by Lefthand Networks, Wasabi Systems, OpenE Software, FalconStor Software and UNH. Our intelligent communications products compete with offerings from Radisys Corp, Performance Technologies, Interphase Corp, Artesyn Technologies, and Adax, along with various other platform and controller product providers. Our WAN/LAN products compete primarily with products from Performance Technologies, Motorola, Interphase Corp., Themis Computers, GE Fanuc and various other companies on a product-by-product basis. Our SCSI products compete with LSI, Adaptec, Qlogic and Sun Microsystems, Inc. Our TOE products compete with Qlogic and Adaptec. To compete and differentiate ourselves in our markets, we emphasize the functionality, engineering support, quality and price of our products in relation to the products of our competitors, as well as our ability to customize our products to meet the customers’ specific application needs.

Additionally, we compete with the internal engineering resources of our customers. Typically, as our customers become successful with their products, they seek to reduce costs and integrate functions. To compete with the internal engineering resources of our customers, we position ourselves as an extension of our customers’ engineering teams, focusing on satisfying their price/performance and time-to-market challenges through product innovation, technological expertise, and comprehensive support. By doing so, we emphasize the advantages and efficiencies of outsourcing embedded hardware and software, and keeping internal engineering resources focused on their core competencies and value-added services.

Intellectual Property

We believe that innovation in product engineering, sales, marketing, support, and customer relations, and protection of this proprietary technology and knowledge impacts our future success. Subsequent to year-end we entered into separate agreements to sell our embedded hardware business and to merge with a designer of mobile telephones. We rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect our proprietary rights in our products. We typically enter into confidentiality agreements with our employees, strategic partners, channel partners and suppliers, and enforce strict limitations and access to our proprietary information.

Backlog

On October 31, 2006, we had a sales backlog of product orders of approximately $1.1 million, compared to a sales backlog of product orders of approximately $1.2 million as of October 31, 2005. Because customer purchase orders are subject to changes in customer delivery schedules, cancellation, or price changes, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period. We do not anticipate any problems in fulfilling our current backlog.

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

On December 31, 2006, we had 34 employees. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to Our Business

Our future capital needs will require us to seek a merger partner and sell all or portions of our operating assets.

Our existing cash balances and our anticipated cash flow from operations will not satisfy our working capital needs for the foreseeable future. Because of the decline in our sales volume and the lack of market acceptance for our storage software, we evaluated strategic alternatives to enhance shareholder value. As a result of our evaluation, we entered into an agreement to sell our embedded hardware business to One Stop Systems, Inc. for $2.2 million in cash and the assumption of the lease on our headquarters building. We also signed an agreement to merge with Neonode, Inc. Both of these transactions are subject to the approval of our shareholders. After the sale of the embedded business and merger transactions are completed, we will no longer be active in the embedded hardware business and will change our name to “Neonode, Inc” and be active in the design and manufacturing of mobile telephones. Historically, the overwhelming majority of our cash flow from operations has been generated from our embedded hardware business that we are selling and after the sale of that business our future cash flow will be wholly dependent on Neonode’s ability to execute on its business plan.

Our future capital needs may exceed our ability to raise capital.

We do not believe that our existing cash balances and our anticipated cash flow from our currently operations will satisfy our working capital needs for the foreseeable future. Failure to sell our embedded hardware business to One Stop Systems and merge with Neonode will require us to seek additional financing in fiscal 2007. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

If our storage software products contain undetected errors, we could incur significant unexpected expenses and experience product returns and lost sales.

Our storage software products are highly technical and complex. While our storage software products have been tested, because of their nature, we can not be certain of their performance either as stand-alone products or when integrated with our customer’s product lines. There can be no assurance that defects or errors may not arise or be discovered in the future. Any defects or errors in our storage software products discovered in the future could result in a loss of customers or decrease in net revenue and market share.

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

Because of our dependence on single suppliers for some components, we may be unable to obtain an adequate supply of such components, or we may be required to pay higher prices or purchase components of lesser quality.

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

We have focused a significant portion of our research and development, marketing and sales efforts on HighWire, WAN and LAN adapters and storage software products. The success of these products is dependent on several factors, including timely completion of new product designs, achievement of acceptable manufacturing quality and yields, introduction of competitive products by other companies, market acceptance of our products and our ability to sell our products. If the HighWire, adapter products, storage software or other new products developed by us do not gain market acceptance, our business, operating results, financial condition and cash flows would be materially adversely affected.

Our storage software products will require a substantial product development investment by us and we may not realize any return on our investment.

The development of new or enhanced products is a complex and uncertain process. As we develop new features for our storage software, our customers may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate any net revenue from sales of the products resulting from these efforts. We expect to incur additional research and development expenses relating to our storage software product lines, which could have a negative impact on our earnings in future periods.

The storage and embedded products market is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

We compete directly with traditional vendors of storage software and hardware devices, including Fibre Channel SAN products, open source “free” software, TOE and application-specific storage solutions. We compete with communications suppliers of routers, switches, gateways, NICs and other products that connect to the Public Switched Telephone Network (PSTN) and the Internet. In the future, we expect competition from companies offering client/server access solutions based on emerging technologies such as Fibre Channel, switched digital telephone services, iSCSI, SAS, TOE and other technologies. In addition, we may encounter increased competition from operating system and network operating system vendors to the extent that such vendors include full communications and storage capabilities in their products. We may also encounter future competition from telephony service providers (such as AT&T or the regional Bell operating companies) and storage product providers (such as EMC Corporation, Network Appliance, Inc. and Qlogic Corporation).

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

We signed an agreement to sell our embedded hardware business and that business generates substantially all our revenue and gross margin. We also risk the loss of customers for our embedded hardware products by announcing the sale of the embedded hardware business.

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

If we continue to experience losses we could experience difficulty meeting our business plan, and our stock price could be negatively affected.

We experienced a decline in our sales volume of our embedded hardware products and a lack of market acceptance for our storage software that dramatically effected our operating cash flow for fiscal 2006. If we are unable to gain market acceptance of tour storage software solutions, we will experience continuing operating losses and negative cash flow from our operations. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock. We anticipate that we will continue to incur product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues if we are to achieve and maintain profitability. A substantial failure to achieve profitability could make it difficult or impossible for us to grow our business. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase revenues would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our merger with Neonode, Inc. may not produce the desired results.

In September 2006, our Board of Directors and management believed the best course of action was to consider selling our embedded hardware and storage software businesses and to consider seeking a viable merger candidate. On January 11, 2007, we signed an asset purchase agreement with One Stop Systems, Inc., a private California corporation, to purchase our embedded hardware business for $2.2 million cash plus the assumption of our corporate headquarters office lease and a lease for certain engineering equipment. When the divesture of our embedded hardware business is completed we will no longer participate in the embedded hardware markets. On January 19, 2007, we entered into an Agreement and Plan of Merger and Reorganization, with Neonode Inc., a Delaware corporation. Neonode is a Swedish based developer and manufacturer of multimedia mobile handsets. It is anticipated that our name will be changed to “Neonode Inc.” in connection with the completion of the merger.

There can be no assurance that we will be successful in obtaining the required approval of our shareholders, and if we do, we may not be successful in increasing shareholder value and our stock price may be negatively affected.

Our common stock is at risk for delisting from the Nasdaq Capital Market. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders’ equity of $2.5 million. Our stockholders’ equity as of October 31, 2006 was approximately $3.3 million and our closing bid price on October 31, 2006 was $0.37.

On July 14, 2006, we received a notice from The Nasdaq Stock Market (Nasdaq) indicating that for 30 consecutive business days prior to the notification date, the bid price of our common stock closed below the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4310(c)(4) (the Rule). On January 11, 2007, we received a notice from Nasdaq that our stock is subject to delisting and that we would not be given an additional 180 day compliance period indicating that we did not meet Nasdaq’s initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c). Our shareholders’ equity is less than the required $5.0 million and the market value of our public float is less than the required $5.0 million. We filed an appeal of the staff’s determination to a Listings Qualifications Panel (Panel). Delisting of our stock from Nasdaq is stayed pending the determination of the Listings Qualifications Panel. We have an appeals hearing with the Panel scheduled for February 22, 2007.

If we fail to regain compliance with the standards necessary to be quoted on Nasdaq or we are unsuccessful in our appeal of the delisting determination and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than Nasdaq, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

ITEM 2.  PROPERTIES

We lease 22,000 square feet of office space to house our engineering and administrative headquarters located in San Ramon, California. The lease expires in 2010. . In connection with the sale of our hardware business, on January 10, 2007, we signed a definitive agreement providing for the assumption of the lease of our San Ramon office space effective with the closing of the transaction. We will continue to be secondary guarantor on the lease for the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders in the fourth quarter of 2006.

IDENTIFICATION OF EXECUTIVE OFFICERS

Our executive officers and their respective ages and positions as of October 31, 2006 are set forth in the following table. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

Name	Age	Position

Kenneth G. Yamamoto	51	President and Chief Executive Officer

David W. Brunton	56	Vice President, Finance, Chief Financial
		Officer, Treasurer and Secretary

Leo Fang	35	Executive Vice President

Nelson Abal	49	Vice President, Sales

Mr. Yamamoto was appointed President and CEO on March 3, 2006. Mr. Yamamoto joined SBE as Vice President and General Manager of the Storage Group following the acquisition of PyX Technologies, Inc in July 2005, where he had served as Chief Executive Officer since January 2005. Prior to PyX Technologies, Mr. Yamamoto was Co-Founder and COO of DataPath Systems, Inc., a developer of mixed-signal communication integrated circuits, which was acquired by LSI Logic, Inc. in July 2000. Mr. Yamamoto was Senior Director of Business Development for the Storage and Communications Division of LSI Logic, Inc. from July 2000 until December 2004.

Mr. Brunton joined us in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. From 1997 to 2000, Mr. Brunton was the Chief Financial Officer and Senior Vice President - Operations for ReSourcePhoenix.com, a financial services outsource provider. From 1987 to 1997, Mr. Brunton was the Corporate Controller for the Phoenix American Companies, an equipment leasing, cable TV, telecommunications and software development company. Mr. Brunton is a certified public accountant.

Mr. Fang was appointed Executive Vice President on May 22, 2007. He joined SBE as Vice President, Engineering following the acquisition of PyX Technologies in August 2005, where Mr. Fang served as COO. From 2000 through 2005, Mr. Fang was Director of SERDES and USB Development at LSI Logic, where he led a large, multi-disciplinary engineering department that developed an industry-leading transceiver product line. Before LSI Logic, Mr. Fang held several senior design engineering positions within storage-centric companies such as Quantum Corporation and DataPath Systems, Inc.

Mr. Abal joined us in November 2003 a our Western Region Sales Manager. Mr. Abal was appointed Vice President, Sales in July 2005. Prior to joining us, from 2001 to 2002, Mr. Abal was self employed as a network consultant. Prior to 2001 Mr. Abal was Director of Strategic Development for Peak XV, a network consulting business.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER
                 PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Capital Market under the symbol SBEI. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq Capital Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2006, there were approximately 427 holders of record of our common stock.

Fiscal quarter ended
Fiscal 2006	January 31	April 30	July 31	October 31
High	$1.44	$1.08	$0.40	$0.38
Low	1.33	1.05	0.36	0.35
Fiscal 2005
High	$4.59	$3.55	$3.65	$3.50
Low	3.03	2.30	2.09	2.17

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

The following table includes information regarding our equity incentive plans as of the end of fiscal 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	3,661,087(1)	$2.53	108,750
Equity compensation plans not approved by security holders	388,785(2)	$2.24	135,699
Total	4,049,872	$2.50	244,449

(1)	Includes options to purchase 1,021,200 shares our common stock at $2.17 per share pursuant to the PyX 2005 Employee Stock Option Plan assumed by us as part of the PyX acquisition.
(2)	See Footnote 11 “Stock Option and Stock Purchase Plans“ to the SBE, Inc. financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

For years ended October 31,
and at October 31	2006	2005	2004	2003	2002
(in thousands, except for per share amounts and number of employees)

Net sales	$6,127	$8,056	$11,066	$7,456	$6,898

Net income (loss)	$(16,183)	$(4,230)	$(1,679)	$563	$(1,731)

Net income (loss) per share - basic	$(1.57)	$(0.66)	$(0.33)	$0.13	$(0.46)

Net income (loss) per share - diluted	$(1.57)	$(0.66)	$(0.33)	$0.12	$(0.46)

Product research and development	$3,979	$2,694	$2,411	$1,330	$3,027
Expenses

Working capital	$1,701	$5,520	$3,939	$3,945	$2,985

Total assets	$4,868	$18,832	$6,173	$6,975	$5,321

Long-term liabilities	$255	$241	$139	$217	$10

Stockholders' equity	$3,321	$17,348	$4,303	$5,387	$3,696

Number of employees	34	37	36	32	24

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a decline in our sales volume of our embedded hardware products and a lack of market acceptance for our storage software that dramatically effected our operating cash flow for fiscal 2006. Because of the continuing decline of our cash balance, we have been evaluating strategic alternatives to return the company to cash flow positive and unlock value for our shareholders. In September 2006, our Board of Directors and management believed that the best course of action was to consider selling our embedded hardware and storage software businesses and to consider seeking a viable merger candidate.

We design, manufacture and sell embedded hardware products including wide area network (WAN) and local area network (LAN) network interface cards (NICs) and central processor units (CPUs) to OEMs who embed our hardware products into their products for the communications markets. Our hardware products perform critical, computing and, Input/Output (I/O) tasks in diverse markets such as high-end enterprise level computing servers, Linux super-computing clusters, workstations, media gateways, routers and Internet access devices.

We also design and provide software based storage networking solutions for an extensive range of business critical applications, including Disk-to-Disk Back-up and Disaster Recovery. We deliver an affordable, expandable and easy-to-use portfolio of software solutions designed to enable optimal performance and rapid deployment across a wide range of next generation storage systems. We sell standards-based storage software solutions to original equipment manufacturers (OEMs), system integrators and value added resellers (VARs) who embed our software into their IP storage area network (IP SAN) and network attached storage (NAS) systems to provide data storage solutions for the small and medium business (SMB) enterprise storage markets.

Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the communications and data storage markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. Data Connection Limited (DCL) was the largest of our customers representing 31% of our sales in fiscal 2006. The Hewlett Packard Company (HP) has historically been one of our largest customer and represented 13% and 45% of net sales in fiscal 2005 and 2004 respectively. We shipped the last $1.0 million of VME products to HP in the first quarter of fiscal 2005. We do not expect to receive any future purchase orders from HP.

During the year ended October 31, 2006, $257,000 or 4% of our sales were sold to distributors compared to $640,000 or 8% and $874,000 or 8% in fiscal 2005 and 2004, respectively. Our reserves for distributor programs total approximately $13,000 and $22,000 as of October 31, 2006 and 2005, respectively.

On January 11, 2007, we entered into an asset purchase Agreement for the Purchase and Sale of Assets (the Purchase Agreement) with One Stop Systems, Inc., a manufacturer of industrial-grade computing systems and components (One Stop), pursuant to which we agreed to sell all of the assets associated with our embedded hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop for approximately $2.2 million in cash plus One Stop’s assumption of the lease of our corporate headquarters building and certain equipment leases. Substantially all our revenue has been generated from our embedded hardware business. Upon closing the sale of our embedded hardware business to One Stop Systems we will no longer have a hardware product line and the terms and conditions of the asset sale agreement prohibit us from competing in the embedded hardware markets for at least four year after the transaction is completed.

On January 19, 2007, we entered into an Agreement and Plan of Merger and Reorganization, with Neonode Inc., a Delaware corporation. Neonode is a Swedish based developer and manufacturer of multimedia mobile handsets. With over five years of research and development, Neonode is today a leader and trendsetter in buttonless touch screen mobile phones and gesture based user interfaces. Neonode mobile phones are based on patented technologies. With Neonode's open Microsoft based platform, consumers can themselves upgrade and customize their handsets similar to a PC. It is anticipated that our name will be changed to “Neonode Inc.” in connection with the completion of the merger.

We intend to file a proxy statement in connection with the merger with Neonode.  The proxy statement, when it becomes available, will contain important information about the merger transaction.  Free copies of the proxy statement will be available at the SEC's web site at www.sec.gov.

We are evaluating strategic alternatives regarding our storage software business.

In the future, if any of our major customers reduces orders for our products, we could lose revenues and suffer damage to our business reputation. Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions.

On October 31, 2006, we had a sales backlog of product orders of approximately $1.1 million compared to a sales backlog of product orders of approximately $1.2 million as of October 31, 2005.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

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

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection at the time of the price reduction, thereby reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. We believe we are able to fully evaluate potential returns and adjustments and continue to recognize the sale based on shipment to our distributors. Reserves for the right of return and restocking are established based on the requirements of Statement of Financial Accounting Standards (SFAS) SFAS 48, Revenue Recognition when Right of Return Exists.

During the year ended October 31, 2006, $257,000 or 4% of our sales were sold to distributors compared to $640,000 or 8% and $874,000 or 8% in fiscal 2005 and 2004, respectively. Our reserves for distributor programs total approximately $13,000 and $22,000 as of October 31, 2006 and 2005, respectively.

Software Products

We derive revenues from the following sources: (1) software, which includes new iSCSI software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades and similar services. We typically charge software maintenance equal to 20% of the software license fees.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We initially defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for these elements of our software products. Revenue deferred under these arrangements is recognized to revenue over the expected contract term. We will also continue to defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted.

For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36-months beginning in March 2006, which was the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36-months beginning with the month the software license is activated. In the fiscal year ended October 31, 2006, we recognized $16,800 of software license fees for this customer and $26,000 of deferred revenue related to engineering services to this customer.

Certain software arrangements include consulting implementation services sold separately under consulting engagement contracts. For the fiscal year ended October 31, 2006, we recognized $10,000 of software consulting revenue.

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

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of October 31, 2006 and 2005. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Long-lived Assets:

We assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over the estimated useful life, generally two to three years. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value.

During fiscal 2006, we evaluated the current expected cash flow from the sale of storage software and determined that the net book value was in excess of the net realizable value. In the year ended October 31, 2006, we recorded asset impairment charges of $6.5 million against our earnings for the period, reducing our capitalized storage software asset to $1.3 million, which represents the present value of the expected future sales of our storage software products less costs. This asset impairment charge is included in amortization of purchased software in the Statements of Operations for the fiscal year ended October 31, 2006. Prior to the write-down, we amortized our storage software over 36 months at the rate of $339,000 per month. We will amortize the remaining $1.3 million software asset over the remaining 21-month amortization period at the rate of $63,000 per month.

New Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning November 1, 2007. We are currently evaluating this interpretation to determine if it will have a material impact on our financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for the year beginning November 1, 2006. The cumulative effect of the initial application of SAB 108 will be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting balance to retained earnings. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our financial statements.

Results of Operations

The following table sets forth, as a percentage of net sales, certain statements of operations data for the fiscal years ended October 31, 2006, 2005 and 2004. These operating results are not necessarily indicative of our operating results for any future period.

	Year Ended October 31,
	2006	2005	2004
Net sales	100%	100%	100%

Operating expenses:
Amortization and impairment of acquired
software and intellectual property	161	13	11
Cost of hardware and other revenue	66	54	49
Product research and development	65	33	22
Sales and marketing	36	28	19
General and administrative	37	24	16
Loan loss recovery	---	---	(2)
Total operating expenses	365	85	55
Operating loss before income taxes	(265)	(52)	(15)
Income tax (provision) benefit	---	---	---
Net loss	(265)%	(52)%	(15)%

Net Sales

Net sales for fiscal 2006 were $6.1 million, a 25% decrease from $8.1 million in fiscal 2005. Our net sales for fiscal 2005 represents a 27% decrease from $11.1 million in fiscal 2004. The decrease in fiscal 2006 sales as compared to fiscal 2005 were primarily attributable to a decrease in sales to what was our largest customer, HP. We did not have any sales to HP in fiscal 2006 compared to $1.0 million in fiscal 2005. In addition, sales to other customers also decreased in fiscal 2006 as compared to 2005, most notably a $400,000 reduction in the sales of our Antares products to our distributors, a $300,000 year over year reduction in sales to DCL and a $100,000 reduction in sales to Nortel The decrease in fiscal 2005 net sales as compared to fiscal 2004 was primarily attributable to a decrease in sales to HP. Sales to HP were $1.0 million in fiscal 2005 compared to $4.9 million in fiscal 2004. We shipped our final order for $1.0 million of VME products to HP in the first quarter of fiscal 2005. Sales to HP, primarily of VME products, represented 0% of net sales in fiscal 2006 compared to 13% of net sales for fiscal 2005 and 45% during fiscal 2004. Sales to individual customers in excess of 10% of net sales for the year ended October 31, 2006 included sales to DCL located in the United Kingdom of $1.9 million, or 31% of net sales, Nortel of $1.3 million, or 21% of net sales and Raytheon of $750,000, or 12% of net sales. In fiscal 2005, sales to DCL were $2.2 million, or 28% of net sales and to were Nortel of $1.4 million, or 18% of net sales. Sales to Nortel were $1.5 million, or 13% of net sales in fiscal 2004.

Sales of our adapter products were $4.0 million for fiscal 2006, as compared to $4.0 million in fiscal 2005 and $4.9 million in fiscal 2004. Sales of our HighWire products were $2.0 million in fiscal 2006, as compared to $2.5 million in fiscal 2005 and $1.3 million in fiscal 2004. Our adapter products are used primarily in edge-of-the-network applications such as VPN and other routers, VoIP gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices.

Revenue from software license fees was $16,700 and from software consulting services $36,100 in fiscal 2006 compared to none in prior years.

Our sales backlog at October 31, 2006 was $1.1 million compared to $1.2 million at October 31, 2005. Most of our backlog at October 31, 2006 will be shipped to customers in the first quarter of fiscal 2007.

While we anticipated an increase in the sales volume of our storage software, adapter and HighWire products over the course of fiscal 2006 as certain of our prior design wins went into production and our software products gained market acceptance, the expected sales growth did not occur. Because of the decline in our sales volume and the lack of market acceptance for our storage software, we evaluated strategic alternatives to enhance shareholder value. As a result of our evaluation, we entered into an agreement to sell our embedded hardware business to One Stop Systems, Inc., a manufacturer of industrial-grade computing systems and components and an agreement to merge the company with Neonode, Inc., a designer and manufacturer of mobile multi-media telephones. After the sale of the embedded business and merger transactions are completed, we will no longer be active in the embedded hardware business and will change our name to “Neonode, Inc” and be active in the design and manufacturing of mobile multi-media telephones with patented buttonless touch screen mobile phones and gesture-based user interfaces.

We are evaluating strategic alternatives regarding our storage software business.

International sales constituted 43%, 37% and 12% of net sales in fiscal 2006, 2005 and 2004, respectively. International sales are primarily executed in Europe with 31% to customers in the United Kingdom. All international sales are executed in U.S. dollars.

Amortization and Impairment of Purchased Software and Intellectual Property

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

Recurring amortization of capitalized software and intellectual property costs totaled $3.4 million for the fiscal year ended October 31, 2006 compared to $1.0 million for the fiscal year ended October 31, 2005 and $408,000 for the fiscal year ended October 31, 2004 and is included in amortization of purchased software and intellectual property in our Statements of Operations. The increase in 2006 over 205 and 2004 was due to the amortization of the software asset acquired in the PyX acquisition.

In the fiscal year ended October 31, 2006 we discontinued our VoIP product development and as a result wrote-off $256,000 of capitalized software development costs related to the VoIP products. This write-off is included in our product research and development expense in our Statements of Operations.

In the fiscal year ended October 31, 2006, we recorded an asset impairment charge of $6.5 million against our earnings for the year, reducing our storage software asset to $1.3 million. This asset impairment charge is included in amortization and impairment of purchased software and intellectual property in our Statements of Operations. Prior to the write-down, we amortized our storage software over 36 months at the rate of $339,000 per month. We will amortize the remaining $1.3 million software asset over the remaining 21 month amortization period at the rate of $63,000 per month.

In the fiscal ended October 31, 2004 we recorded an asset impairment charge of $713,000 against our earnings for the year. We wrote off the remaining balance of the intellectual property asset related to our acquisition of Antares Microsystems, Inc. This asset impairment charge is included in amortization and impairment of purchased software and intellectual property in our Statements of Operations.

Cost of Hardware Products and Other Revenue

Cost of hardware products and other revenues consists of the direct and indirect costs of our manufactured hardware products and the cost of personnel in our operations and production departments including share-based payment compensation expense associated with the implementation of SFAS No. 123(R) Share Based Payment. Cost of hardware products and other revenues for the year ended October 31, 2006 decreased by 7% to $4.0 million compared with $4.4 million for the fiscal year ended October 31, 2005. Cost of hardware products and other revenues for the fiscal year ended October 31, 2005 decreased by 19.8% compared with $5.4 million the fiscal year ended October 31, 2004. The decrease in cost of hardware products and other revenue in absolute dollars for both the comparative fiscal periods was principally due to a lower volume of hardware sales that decreased the total direct and indirect cost of our manufactured products.

Included in cost of hardware products and other revenue expense for the fiscal year ended October 31, 2006 is $80,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123R and the issuance of restricted stock to employees compared to none in 2005 and 2004.

Gross profit is calculated as net sales less the cost of hardware and other revenue. Gross profit as a percentage of net sales was 34%, 46% and 51% in fiscal 2006, 2005 and 2004, respectively. The decrease in our gross profit margin in fiscal 2006 as compared to 2005 is related to the reduction in sales of higher gross margin products to HP combined with a change to the product mix of our sales and a lower sales volume not efficiently absorbing our second line production costs. The decrease in our gross profit margin in fiscal 2005 as compared to 2004 is related to the reduction in sales of higher gross margin products to HP. In fiscal 2004 we sold $4.9 million of product to HP and in fiscal 2005 we sold $1.0 million. The gross profit on the HP sales was approximately 70% as compared to the average gross profit on HighWire products, which was approximately 60%, and adapter products, which was approximately 55%.

Product Research and Development

Product research and development (R&D) expenses were $3.9 million, a 48% increase over $2.7 million in fiscal 2006. R&D expense for fiscal 2005 increased by 11% over $2.4 million in fiscal 2004.

The increase in R&D in fiscal 2006 as compared to fiscal 2005 is primarily the result of three factors:

•	the inclusion of $543,300 of non-cash compensation expense related to stock option expense under SFAS 123(R) compared to none in 2005 and 2004;
•	an increase in engineering design projects related expenditures related to the development of our storage software; and
•	a $256,000 asset impairment write-off of previously capitalized VoIP development expense that was written-off to expense in fiscal 2006 due to the cancellation of the VoIP development project.

The increase in R&D in fiscal 2005 as compared to fiscal 2004 is primarily the result of two factors:

•	the inclusion of increases related to our Storage business segment when we hired seven employees in conjunction with the PyX acquisition; and
•	an increase in engineering design project related expenditures related to the development of our storage software and VoIP/DSP gateway products.

In fiscal 2006, we continued development of our PyX storage software. During fiscal 2006 we developed a wide variety of storage software management features and data protection modules. While the iSCSI protocol stack provides for a robust, inexpensive, and highly scalable transport infrastructure, modules included in our IP SAN Director Suite such as iSNS (Internet Storage Name Service), SNMP (Simple Network Management Protocol), Snapshot, High Availability, and Replication seamlessly address the needs and requirements of today’s IT storage managers.

Included in R&D expense for the fiscal year ended October 31, 2006, in addition to the $543,300 stock option expense previously mentioned, is $282,000 of non-cash stock-based compensation expense related to the stock-for-pay program and the issuance of restricted stock to employees compared to none in 2005 and 2004.

With the planned sale of our embedded hardware business and lack of market acceptance for our storage software products, we reduced our R&D budget significantly and have focused our R&D efforts on key storage management features to enhance the value of our storage software business.

We did not capitalize any internal software development costs in fiscal 2006, 2005 or 2004 and do not expect to capitalize internal software development costs in the future .

Sales and Marketing

Sales and marketing expenses for fiscal 2006 were $2.3 million, a 5% decrease from fiscal 2005. This decrease is primarily related to a decrease in headcount and decreased travel and product marketing activities. We decreased our marketing expenditures by 30% in fiscal 2006 as we reduce cash expenditures across the company.

Fiscal 2005 sales and marketing expense was $2.2 million, a 5% increase over fiscal 2004. This increase is primarily related to an increase in headcount due to the acquisition of PyX and an increase travel and product marketing activities. We increased our marketing expenditures by 58% in fiscal 2005 as we attended more industry trade shows and increased our advertising and public relations efforts to reach our target prospects more effectively.

Included in sales and marketing expense for the fiscal year ended October 31, 2006 is $234,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123(R) and the issuance of restricted stock to employees compared to none in 2005 and 2004.

We are not currently planning to attend trade shows or engage in product marketing activities other than via our Web site and word of mouth.

General and Administrative

General and administrative expenses for fiscal 2006 increased approximately $340,000 to $2.2 million in fiscal 2005. General and administrative expenses for fiscal 2006 include $592,000 of non-cash compensation expense related to stock option expense under SFAS 123(R) compared to none in 2005 and 2004. General and administrative expenses for fiscal 2005 increased approximately $150,000 to $1.9 million as compared to fiscal 2004. We assumed the PyX employee stock option plan as part of our acquisition of PyX and recorded $2,484,000 of deferred compensation. Included in general and administrative expense for fiscal 2005 is $173,000 amortization expense related to the deferred compensation.

Included in general and administrative expense for the fiscal year ended October 31, 2006, in addition to the $592,000 stock option expense previously mentioned, is $357,000 of non-cash stock-based compensation expense related to the stock-for-pay program and the issuance of restricted stock to employees compared to none in 2005 and 2004.

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

Income Taxes

Our effective tax rate was 0% in fiscal 2006, 2005 and 2004, respectively. We recorded valuation allowances in fiscal 2006 and 2005 for deferred tax assets due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $16.2 million in fiscal 2006 compared to a net loss of $4.2 million in fiscal 2005 and $1.7 in fiscal 2004.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of October 31, 2006:

	Payments due by period (in thousands)
		Less than	1-2	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Building leases	$2,223	$580	$1,160	$483	$—
Capital leases	255	74	149	32	—
Total net lease payments	$2,478	$654	$1,309	$515	$—

One Stop Systems, Inc. agreed to the assumption of our corporate headquarters office lease and a lease for certain engineering equipment as part of the consideration related to the purchase of our embedded hardware business. One Stop will assume approximately $2.2 million of future lease payments. The sale transaction to One Stop is expected to be completed in our second quarter of fiscal 2007.

In addition to salary, each of our directors and executive officers is eligible to receive a bonus pursuant to our Director and Officer Bonus Plan adopted September 21, 2006 and each of our executive officers have severance agreements that provide for 6 months salary and accelerated vesting of all unvested stock options upon certain events triggered by a change in control. The total estimated amounts due under the Bonus and severance agreements is approximately $530,000. The amounts due will be paid to the directors and executive officers upon completion of the asset sale and merger.

Substantially all our sales backlog at October 31, 2007 of $1.1 million is scheduled for shipment to customers prior to the projected closing of the sale of our embedded hardware business to One Stop Systems, Inc.

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

Liquidity and Capital Resources

We experienced a decline in our sales volume of our embedded hardware products and a lack of market acceptance for our storage software that dramatically effected our operating cash flow for fiscal 2006. Because of the continuing decline of our cash balance, we have been evaluating strategic alternatives to return the company to cash flow positive. We determined the best way to enhance shareholder value and preserve the remaining cash balance was to sell our embedded hardware business to One Stop Systems, Inc. and to merge with Neonode, Inc. The sale of the embedded hardware business will provide cash of $2.2 million plus relieve us of a $2.2 million real estate lease burden. After the sale of the embedded business and merger transactions are completed, we will no longer be active in the embedded hardware business and future cash will have to be derived from the operations of Neonode.

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity after the merger with Neonode is completed will be affected by, among other things:

-	actual versus anticipated sales of Neonode’s products;
-	our actual versus anticipated operating expenses;
-	the timing of Neonode’s product shipments;
-	our actual versus anticipated Neonode’s gross profit margin;
-	our ability to raise additional capital, if necessary; and
-	our ability to secure credit facilities, if necessary.

We had cash and cash equivalents of $1.2 million and $3.6 million on October 31, 2006 and October 31, 2005, respectively. In fiscal 2006, $2.3 million of cash was used by operating activities, primarily as a result of net losses. Our cash used was reduced by the inclusion of $6.5 million impairment write-down of the PyX software plus $3.9 million of amortization and depreciation expense related to property and equipment and capitalized software and $2.1 million of stock based compensation expense that are included in the $16.2 million net loss but did not require cash. Cash was generated by a $625,000 decrease in our accounts receivable and a $544,000 decrease in our inventory. The decrease in trade accounts receivable is due to a general decrease in overall sales activity in fiscal 2006 as compared to the end of fiscal 2005. The decrease in inventory is due to reducing our inventory from $1.3 million at the beginning of the year to $740,000 at year-end. The current inventory level better matches our current sales levels. Our working capital (current assets less current liabilities) at October 31, 2006 was $1.7 million, as compared to $5.2 million at October 31, 2005.

In fiscal 2006, we purchased $176,000 of fixed assets, consisting primarily of computers and engineering equipment. Purchased software amounted to $40,000, primarily for engineering and product design activities and payments related to our cancelled VoIP products.

We received $37,000 in fiscal 2006 from proceeds associated with the exercise of employee stock options.

In mid-January 2006, we took steps to reduce our cash flow break-even point. We changed the formula for paying all officers and employees and our Board of Directors (Board) for their services. For the January 31, 2006 through March 31, 2006 payrolls, officer and employees were paid 70% in cash and 30% in shares of our common stock. Beginning with our April 15, 2006 payroll, the formula was changed to a range of 62% to 90% in cash and 10% to 38% in shares of our common stock. Our Board’s monthly fees were paid entirely in our common stock. On August 21, 2006, the Board suspended the stock-for-pay program for all members of the Board and officers. The suspension was effective August 1, 2006 for members of the board and effective August 16, 2006 for officers. Despite the suspension of the stock-for-pay program, the previously-announced salary reductions for officers and cessation of cash Board compensation will remain in effect until such time as the Board shall determine. The stock-for-pay program has continued for our non-officer employees.

As of October 31, 2006, we had $1.2 million in cash and we are not operating at cash breakeven. Unless we are able to increase our sales to get to cash breakeven, we will not have sufficient cash generated from our business activities to support our operations for the next twelve months. We have embarked on a strategy to sell all or a portion of our business and signed a definitive agreement to sell our embedded hardware business. The overwhelming majority of our cash flow from operations has been generated from the embedded hardware business that we are selling. We expect to close the sale of our embedded hardware business in our second quarter of fiscal 2007. We also signed a definitive agreement to merge with Neonode and have been reducing our staffing levels and other cash expenditures to sustainable levels. We expect the $2.2 million cash proceeds from the sale of our embedded hardware business to be sufficient to support our remaining operations until the merger transaction closes, or for at least the next twelve months if the merger is delayed. We are also seeking other strategic alternatives including selling our storage software business.

If our projected sales of our storage software products do not materialize or we are unable to consummate the sale of our embedded hardware business and the merger transaction, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at October 31, 2006 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency and all sales are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under Item 8 are provided under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation as of October 31, 2006 was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within required time periods. In our financial reporting process, our Chief Financial Officer, in discussions with our independent registered public accounting firm, identified a certain “material weakness” (as such term is defined under Public Company Accounting Oversight Board Auditing Standard No. 2) in disclosure controls and procedures.    As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are ineffective.

During the year ended October 31, 2006, our independent registered public accounting firm communicated to management and the audit committee a material weakness arising out of an adjustment to revenue related to our software contracts which they identified during their review of our interim condensed consolidated financial statements. The material weakness identified pertains to our revenue recognition policies and procedures for software arrangements, which is new to us, and not adequately robust to identify vendor specific objective evidence and separate multiple element arrangements.  We are working to establish policies and procedures in this area.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company, if any, have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this annual report on Form 10-K, that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Board of Directors

The Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class shall serve for the remainder of the full term of that class, and until the director’s successor is elected and qualified. This includes vacancies created by an increase in the number of directors.

The Board presently has five members. The following is a brief biography of each director

Kenneth G. Yamamoto

Mr. Yamamoto, 51, was appointed as President, CEO and director on March 3, 2006. Mr. Yamamoto joined SBE as Vice President and General Manager of the Storage Group following the acquisition of PyX Technologies, Inc in July 2005, where he had served as Chief Executive Officer since January 2005. Prior to PyX, Mr. Yamamoto was Co-Founder and COO of DataPath Systems, Inc., a developer of mixed-signal communication integrated circuits, which was acquired by LSI Logic, Inc. in July 2000. Mr. Yamamoto was Senior Director of Business Development for the Storage and Communications Division of LSI Logic, Inc. from July 2000 until December 2004.

Ronald J. Ritchie

Mr. Ritchie, 64, has served as a director since 1997 and as Chairman since 2004. Mr. Ritchie has served as president of Ritchie Associates, a business and management consulting firm. From October 1999 to June 2002, Mr. Ritchie also served as director of PixTech, Inc., a provider of field emission displays to worldwide customers, and he served as interim Chief Executive Officer of PixTech from August 2001 to June 2002. Mr. Ritchie served as Chairman of the Board of VXI Electronics, Inc., a supplier of power conversion components, from February 1998 until its acquisition by Celestica Inc. in September 1999. Mr. Ritchie was President and CEO of Akashic Memories Corporation, a firm supplying thin film hard disk media to manufacturers of disk drive products, from November 1996 to January 1998. From May 1994 to November 1996, Mr. Ritchie also served as President of Ritchie Associates. From August 1992 to April 1994, Mr. Ritchie was President and Chief Operating Officer of Computer Products, Inc., a supplier of power conversion components and system applications for the computer and networking industry.

Marion M. (Mel) Stuckey

Mr. Stuckey, 66, has served as a director since December 2003. Since 2003, Mr. Stuckey has served as Chief Executive Officer of the DECAF Company LLC, a high-tech polymer company. Since 2001, Mr. Stuckey has served as Chief Executive Officer of CEO Jumpstart LLC, a management consulting firm. From 1983 to 2001, Mr. Stuckey was the Chairman of the Board and Chief Executive Officer of Fourth Shift Corporation, a provider of supply chain and customer management software. From 1978 to 1982, Mr. Stuckey was the President of the CPI subsidiary of Control Data Corporation. From 1962 to 1978, Mr. Stuckey held various IBM prior to being named the Northern California and Nevada Manager for IBM Corporation.

John Reardon

Mr. Reardon, 44, has served as a director since February 2004. Mr. Reardon has served as President and member of the Board of Directors of The RTC Group, a technical publishing company since 1990. In 1994, Mr. Reardon founded a Dutch corporation, AEE, to expand the activities of The RTC Group into Europe. Mr. Reardon continues to serve on the Board of Directors of One Stop Systems, Inc., a computing systems and manufacturing company.

John D’Errico

Mr. D’Errico has served as a director since April 2006.  Mr. D’Errico is the former Executive Vice President of LSI Logic Corp’s Storage Component Business, a business unit providing solutions for the storage market. Mr. D’Errico began his career at LSI Logic in 1984 in LSI’s worldwide manufacturing organization. During his 21 year career at LSI, Mr. D’Errico served as Vice-President of U.S. Manufacturing, Vice-President and General Manager of LSI Logic’s Japanese subsidiary and Vice-President and General Manager of LSI Logic’s Pan Asia Marketing and Sales. From 1998 to 2003 he was a member of the Colorado Governor’s Commission on Science and Technology.

Information Regarding the Board of Directors and its Committees

Independence of the Board of Directors

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and SBE, our senior management and its independent auditors, the Board affirmatively has determined that all of our directors are our independent directors within the meaning of the applicable Nasdaq listing standards.

Board Committees

The Board has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee.

Audit Committee. The Audit Committee of the Board oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. Three directors comprise the Audit Committee: Messrs. Stuckey, Reardon and Ritchie. The Audit Committee has adopted a written Audit Committee Charter.

The Board annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). All members of the Audit Committee meet Nasdaq’s audit committee financial sophistication requirements. We do not have an “audit committee financial expert” (as defined in the rules of the SEC) serving on the Audit Committee but the Board believes that the background and financial sophistication of its members are sufficient to satisfy the requirements of Rule 4350(d)(z)(A) of the Nasdaq listing standards and to fulfill the duties of the Audit Committee. Nasdaq does not currently require that audit committees include an “audit committee financial expert” Only that they meet certain requirements as to financial sophistication.

Compensation Committee. The Compensation Committee of the Board reviews and approves our overall compensation strategy and policies. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer; reviews and approves the compensation and other terms of employment of the other executive officers; and administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. Three directors comprise the Compensation Committee: Messrs. Stuckey, Reardon and Ritchie. All members of the our Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards.

Nominating and Governance Committee. The Nominating and Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as our directors (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board and making recommendations to the Board regarding the membership of the committees of the Board. Our Nominating and Governance Committee charter can be found on our corporate website at www.sbei.com. Three directors comprise the Nominating and Governance Committee: Messrs. Stuckey, Reardon and Ritchie. All members of the Nominating and Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards).

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board, SBE, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Governance Committee reviews such directors’ overall service to SBE during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the committee also determines whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. To date, the Nominating and Governance Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates.

Compensation of Directors

In January 2006, as part of a company-wide reduction in salaries and other expenses, we revised our director compensation policy to suspend all cash fees and retainers payable to our directors. The Board approved a Stock-for-Pay plan that included all our employees as well as members of the Board. The number of shares of stock issued to employees and Board member in-lieu of their cash compensation is calculated at a 15% reduction from the market price on the date of issuance. Effective August 1, 2006, the Board approved the suspension of all cash payments of Board and Board committee fees, until further notice. A total of 158,295 shares of our common stock has been issued to Board members in lieu of such fees under the stock-for-pay plan since January 1, 2006. For the fiscal year ended October 31, 2006, we recorded approximately $126,000 of stock-based compensation and director expense associated with the stock-for-pay plan.

Prior to adoption of the company-wide reduction in salaries and other expenses, each of our non-employee directors received an annual retainer of $30,000, payable monthly in arrears. The Chairman of the Board received an annual retainer of $45,000, payable monthly in arrears. No director has been entitled to receive a per-meeting fee since March 2004, when our director compensation policy was revised to eliminate such fees and replace them with the annual retainers described above. In the fiscal year ended October 31, 2006, the total cash compensation paid to non-employee directors was $33,750. The members of the Board are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.

Each of our non-employee directors also receives stock option grants under the 2001 Directors’ Stock Option Plan (Directors’ Plan). Only our non-employee directors are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan do not qualify as incentive stock options under the Internal Revenue Code. Option grants under the Directors’ Plan are non-discretionary. Upon a non-employee director’s initial appointment or election to the Board, he or she is automatically granted an option to purchase 15,000 shares of common stock under the Directors’ Plan. On April 1 of each year (or the next business day if that date is a legal holiday), each non-employee director is automatically granted an additional option to purchase 10,000 shares of common stock under the Directors’ Plan. No other options may be granted at any time under the Directors’ Plan. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of the common stock subject to the option on the date of the option grant. Options granted under the Directors’ Plan may not be exercised until the date upon which the optionee (or the affiliate of the optionee) has provided one year of continuous service as a non-employee director following the date of grant of such option, at which point 100% of the option becomes exercisable. The options will fully vest upon a change of control, as defined in the Directors’ Plan, unless the acquiring company assumes the options or substitutes similar options. The term of options granted under the Directors’ Plan is seven years.

During the last fiscal year, we granted options covering 65,000 shares to our non-employee directors, of which 40,000 were granted at an exercise price of $1.08 per share and 25,000 were granted at an exercise price of $1.10 per share. The fair market value of such common stock on the dates of grant was $1.08 and $1.10 per share, respectively (based on the closing sales price reported on Nasdaq for the date of grant).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code Of Ethics

We have adopted the SBE, Inc. Code of Business Conduct that applies to all officers, directors and employees. All of our employees must carry out their duties in accordance with the policies set forth in the Code of Business Conduct and with applicable laws and regulations. The Code of Business Conduct contains a separate Code of Ethics that applies specifically to our Chief Executive Officer and senior financial officers. The Code of Business Conduct and Code of Ethics is available on our website at www.sbei.com. If we make any substantive amendments to the Code of Business Conduct or grants any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following table shows for the fiscal years ended October 31, 2004, 2005 and 2006, compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers at October 31, 2006 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)(1)	Stock Awards (#)(8)	Securities Underlying Options (#)	All Other Compen-sation ($)(2)

Mr. Kenneth Yamamoto President and Chief Executive Officer (7)	2006 2005 2004	143,617 75,104 --	-- -- --	708 -- --	74,088 -- --	100,000 -- --	1,094 -- --

Mr. Leo Fang Executive Vice President(6)	2006 2005 2004	143,643 75,104 --	-- -- --	242 -- --	62,562 -- --	25,000 -- --	1,094 -- --

Mr. David Brunton Vice President, Finance and Chief Financial Officer	2006 2005 2004	144,649 170,000 167,500	-- -- --	1,103 1,058 541	49,683 -- --	25,000 100,000 25,000	425 3,613 4,875

Mr. Kirk Anderson Vice President, Operations	2006 2005 2004	136,740 132,888 130,000	-- -- --	324 270 263	45,502 -- --	75,000 -- --	853 3,879 3,828

Mr. Nelson Abal Vice President of Sales (10)	2006 2005 2004	118,789 105,416 100,000	13,599 37,677 61,315	185 128 121	29,791 -- --	20,000 70,000 --	813 3,163 2,250

Mr. Daniel Grey President and Chief Executive Officer (3)	2006 2005 2004	77,492 200,000 200,904	-- -- --	317 4,052 4,052	13,286 -- --	-- 250,000 25,000	625 2,875 6,000

Mr. Steve Nester Vice President of Business Development(11)	2006 2005 2004	82,132 158,583 105,849	-- 11,500 --	521 883 269	25,072 -- --	5,000 50,000 --	1,062 4,413 3,532

Ms. Yee-Ling Chin Vice President, Marketing (9)	2006 2005 2004	67,725 120,000 120,000	-- -- --	83 125 94	9,795 -- --	10,000 25,000 --	750 3,600 3,600

Mr. William B. Heye, Jr. President and Chief Executive Officer (4)	2006 2005 2004	-- -- 250,000	-- -- --	-- -- 4,968	30,545 -- --	10,000 75,000 125,000	-- 208,333 6,000

Mr. Ignacio C. Munio Vice President, Engineering (5)	2006 2005 2004	-- 168,767 175,000	-- -- 25,000	-- 870 1,099	-- 195,896 85,800(5)	-- 28,945 --	-- 5,075 5,250

(1)
Includes $708, $242, $317, $1,103, $185, $521, $324 and $83 attributable in fiscal 2006 to Messrs. Yamamoto, Fang, Grey, Brunton, Abal, Nester, Anderson and Ms. Chin, respectively, $693, $1,058, $128, $883, $270, $125 and $870 attributable in fiscal 2005 to Messrs. Grey, Brunton, Abal, Nester, Anderson, Ms. Chin and Mr. Munio, respectively, $4,052, $541,$121,$269, $263, $94, $4,968 and $1,099 attributable in fiscal 2004 to Messrs. Grey, Brunton, Abal, Nester, Anderson, Ms. Chin and Messrs. Heye and Munio, respectively, for premiums paid by us for group term life insurance. Also includes $3,600 attributable in each of fiscal 2004 to Mr. Grey for an automobile allowance.

(2)
The sum for each Named Executive Officer was paid by us as matching and profit sharing contributions to our Savings and Investment Plan and Trust. The sum of $208,333 was paid to Mr. Heye and we granted Mr. Heye an option to purchase 75,000 shares of common stock at an exercise price of $4.00 per share as severance in connection with his retirement as President and Chief Executive Officer effective December 31, 2004.

(3)
Mr. Grey was Vice President, Sales prior to being promoted to the office of President and Chief Executive Officer effective January 1, 2005. Mr. Grey resigned as President and Chief Executive officer on March 3, 2006.

(4)	Mr. Heye retired on December 31, 2004. Mr. Heye retired from the Board of Directors on October 31, 2006.

(5)	Mr. Munio left the Company on October 4, 2005.

(6)	Mr. Fang was promoted to Executive Vice President on May 22, 2006.

(7)	Mr. Yamamoto was Vice President of Storage Software prior to being promoted to the office of President and Chief Executive Officer effective March 3, 2006.

(8)	Stock granted to executive officers as part of our wide salary reductions and Stock-For-Pay program instituted in January 2006.

(9)	Ms. Chin left the company on June 23, 2006.

(10)	Mr. Abal was appointed to his current position in July 2005.

(11)	Mr. Nester left the Company on May 31, 2006.

Stock Option Grants And Exercises

We grant options to our executive officers under its 1996 Stock Option Plan (the “1996 Plan”, 1998 Stock Option Plan (the “1998 Plan”) and 2006 Equity Inventive Plan (the “2006 Plan”). As of October 31, 2006, options to purchase a total of 1,693,672 shares were outstanding under the foregoing plans and 135,699 shares remained available for grant under the foregoing plans. Options granted under the foregoing plans during the year ended October 31, 2006 vest over a 4 year period, 25% after one year and 2% to 3% monthly thereafter. The options will fully vest upon a change of control, as defined in the plans, unless the acquiring company assumes the options or substitutes similar options. The term of options granted under the plans is generally seven years. The following tables show for the fiscal year ended October 31, 2006, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Mr. Kenneth Yamamoto	100,000	12.2%	1.00	03/21/2013	140,710	194,871
Mr. David Brunton	25,000	3.1%	1.00	03/21/2013	35,177	48,717
Mr. Leo Fang	25,000	3.1%	1.00	03/21/2013	35,177	48,717
Mr. Kirk Anderson	75,000	9.2%	1.00	03/21/2013	105,532	146,153
Mr. Nelson Abal	20,000	2.5%	1.00	03/21/2013	28,142	38,974
_____________

(1)
The potential realizable value is based on the term of the option at the time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect our estimate or projection of future stock price performance or take into account any taxes that may be payable in connection with the transaction. Actual gains, if any, are dependent on the actual future performance of our common stock and no gain to the optionee is possible unless the stock price increases after the date of grant, which increase, if any, would benefit all stockholders.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable(2)(3)	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable(2)(4)
Mr. Kenneth Yamamoto	--	--	143,747/301,253	0/0
Mr. David Brunton	--	--	230,187/89,813	0/0
Mr. Leo Fang	--	--	95/831/159,169	0/0
Mr. Kirk Anderson	--	--	117,000/75,000	0/0
Mr. Nelson Abal	--	--	39,761/50,239	0/0
______________
(1)
Value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price without taking into account any taxes that may be payable in connection with the transaction.

(2)	Reflects shares vested and unvested at October 31, 2006.

(3)	Includes both “in the money” and “out of the money” options. “In the money” options are options with exercise prices below the market price of our common stock at October 31, 2006 ($0.37).

(4)	Fair market value of our common stock at October 31, 2006 ($0.37) minus the exercise price of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of January 10, 2007 by: (i) each director and nominee for director; (ii) each of our “named executive officers,” as defined in Item 402 under Regulation S-K promulgated by the Securities and Exchange Commission; (iii) all executive officers and directors of SBE as a group; and (iv) all those known by us to be beneficial owners of more than five percent of its common stock. The address for each of the persons and entities set forth below is c/o SBE, Inc., 4000 Executive Parkway, Suite 200, San Ramon, California 94583.
	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total(2)

AIGH Investment Partners LLC 6006 Berkeley Avenue Baltimore, MD 21209	788,120	7.1%

Mr. Andre Hedrick 4419 Sugarland Court Concord, CA 94521	1,436,943	12.9%

Mr. Kenneth G. Yamamoto (3)(6)	853,031	7.7%

Mr. John Reardon (3)	75,545	0.07%

Mr. Ronald J. Ritchie (3)	95,817	0.09%

Mr. Marion M. (Mel) Stuckey (3)	75,545	0.07%

Mr. John D’Errico (3)	70,863	0.06%

Mr. David Brunton (3)	453,982	4.1%

Mr. Kirk Anderson (3)	244,392	2.2%

Mr. Nelson Abal (3)	132,271	1.2%

Mr. Leo Fang (3)	354,251	3.2%

All executive officers and directors as a group (10 persons) (3)	2,355,697	21.2%

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 11,101,554 shares outstanding on January 10, 2007, adjusted as required by rules promulgated by the SEC.

(3)
Includes, 445,000, 45,000, 35,000, 45,000, 50,000, 320,000, 202,000, 110,000 and 255,000 shares that Messrs. Yamamoto, Reardon, Ritchie, Stuckey, D’Errico, Brunton, Anderson, Abal and Fang, respectively, have the right to acquire within 60 days after the date of this table under outstanding stock options.

(4)	Includes 60,000 shares held by UTMA as Custodian for Melanie Yamamoto and 60,000 shares held by UTMA as Custodian for Nicholas Yamamoto, the children of Mr. Yamamoto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

In January 2006, we approved and announced a company-wide reduction in employee base cash salaries effective January 16, 2006 and a corresponding increase in stock grants to all employees, including officers, pursuant to our 1996 Plan. The number of shares of stock issued to employees and Board member in-lieu of their cash compensation is calculated at a 15% reduction from the market price on the date of issuance. Through October 31, 2006, a total of 1,016,335 shares of our common stock have been issued pursuant to such stock grants of which 310,452 were issued to executive officers. The cash salary reductions will remain in effect until such time as the Board determines to increase them.

On August 21, 2006, the Board suspended the stock-for-pay program for all members of the Board and officers. The suspension is effective as of August 1, 2006 for all members of the Board and August 16, 2006 for our officers. Despite suspension of the stock-for-pay program, the previously-announced salary reductions for all officers and cessation of cash compensation for the Board will remain in effect until such time as the Board shall determine. The Board adopted a bonus plan for the affected individuals that will pay a prescribed amount of cash or stock upon our completion of one of a number of specified milestones set forth in the plan, provided that the affected individual remains employed by us or a member of the Board at the time such milestone is achieved. All non-officer employees remain on the stock-for-pay plan until such time as the Board shall determine.

We compensate our directors as described under “Compensation of Directors” above. We compensated our named executive officers in fiscal 2006 as described under “Compensation of Executive Officers” above. Prior to the salary reduction, our executive officers received annual salaries at the following rates:

	Prior to Reduction	After Reduction

Kenneth Yamamoto	$225,000	$140,000
David Brunton	$180,000	$142,000
Leo Fang	$200,000	$140,000
Kirk Anderson	$165,000	$132,000
Nelson Abal	$140,000	$126,000

In addition to salary, each of our directors and executive officers is eligible to receive a bonus pursuant to our Director and Officer Bonus Plan adopted September 21, 2006 and stock option and other grants as may be made in the sole discretion of the Compensation Committee. We entered into severance and change in control arrangements with our executive officers that provide for six months salary and accelerated vesting of all unvested stock options upon certain events triggered by a change in control.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board has selected BDO Seidman, LLP as our independent auditors for the fiscal year ending October 31, 2006. BDO Seidman, LLP has audited our financial statements since 2003.

Independent Auditors’ Fees

The following table represents aggregate fees billed to us for fiscal years ended October 31, 2006 and 2005, by BDO Seidman, LLP, our principal accountant.

	Fiscal Year Ended (in thousands)
	2006	2005
Audit Fees	$137	$116
Audit-related Fees (1)	0	36
Tax Fees (2)	12	12
All Other Fees	0	0
Total Fees	$149	$164

_______________
(1)	Fees paid in relation to our acquisition of PyX Technologies, Inc.
(2)	Fees paid for preparation and filing of our federal and state income tax returns.

All fees described above were approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services separate from the audit services by BDO Seidman, LLP is compatible with maintaining the principal accountant’s independence.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has not approved any formal policy concerning pre-approval of the auditors to perform both audit and non-audit services (services other than audit, review and attest services). Instead, on a case by case basis, any audit or non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the Audit Committee in advance of the performance of such services. All of the fees earned by BDO Seidman, LLP described above were attributable to services pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this Report:

(a)(1) Financial Statements
Page

Report of Independent Registered Public Accounting Firm	56

Balance Sheets at October 31, 2006 and 2005	57

Statements of Operations for fiscal years 2006, 2005
and 2004	58

Statements of Stockholders' Equity for fiscal years 2006,
2005 and 2004	59

Statements of Cash Flows for fiscal years 2006, 2005
and 2004	60

Notes to Financial Statements	61

(a)(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	87

All other schedules are omitted as the required information is not applicable or has been included in the financial statements or the notes thereto.

(a)(3) List of Exhibits

Exhibit
Number	Description

3.1(1)	Certificate of Incorporation, as amended through December 15, 1997.

3.2(2)	Bylaws, as amended through December 8, 1998.

3.3	Certificate of Amendment of Certificate of Incorporation, dated March 26, 2004.

10.1(3)*	1996 Stock Option Plan, as amended.

10.2(3)*	2001 Non-Employee Directors' Stock Option Plan, as amended.

10.3(3)	1992 Employee Stock Purchase Plan, as amended.

10.4(3)	1998 Non-Officer Stock Option Plan as amended.

10.5(4)	2005 PyX Technologies Stock Option Plan.

10.6(5)	2006 Equity Incentive Plan.

10.6(6)	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 between the Company and Alexander Properties Company.

10.8+
Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation.

10.10(7)	Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price).

10.11(7)	Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price).

10.12(8)	Unit Subscription Agreement, dated May 4, 2005, by and between SBE, Inc. and the other parties thereto.

10.13(8)	Agreement and Plan of Merger and Reorganization, dated March 28, 2005, by and among SBE, Inc., PyX Acquisition Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.

10.14(8)	Investor Rights Agreement, dated July 26, 2005, between SBE, Inc. and the investors listed on Exhibit A thereto.

10.15(8)	Form of warrant issued on July 26, 2005.

10.16(9)	Executive Severance Benefits Agreement between the Company and Leo Fang, dated May 24, 2006.

10.17	Executive Severance Benefits Agreement between the Company and Kenneth G. Yamamoto, dated March 15, 2006.

10.18(10)	Executive Severance Benefits Agreement between the Company and David W. Brunton, dated April 12, 2004.

10.19(10)	Executive Severance Benefits Agreement between the Company and Kirk Anderson, dated April 12, 2004.

11	Executive Severance Benefits Agreement between the Company and Nelson Abal, dated August 4, 2006.

12	Director and Officer Bonus Plan, dated September 21, 2006

13	Asset purchase agreement with One Stop Systems, Inc., dated January 11, 2007.

14	Agreement and Plan of Merger and Reorganization, with Neonode Inc., dated January 19, 2007

23.1	Consent of BDO Seidman LLP Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation SK.

+	Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.

(1)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

(2)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to Registration Statement on Form S-8 dated September 20, 2005 and incorporated herein by reference.

(5)	Filed as an exhibit to Registration Statement on Form S-8 dated March 24, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.

(7)	Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.

(8)	Filed as an exhibit to Proxy Statement on Form 14A dated June 24, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to Current Report on Form 8-K dated May 26, 2006 and incorporated herein by reference.

(10)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(11)	Filed as an exhibit to Current Report on Form 8-K dated August 7, 2006 and incorporated herein by reference.

(12)	Filed as an exhibit to Current Report on Form 8-K dated September 21, 2006 and incorporated herein by reference

(13)	Filed as an exhibit to Current Report on Form 8-K dated January 12, 2007 and incorporated herein by reference.

(14)	Filed as an exhibit to Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference.

(b)    Exhibits Required by Item 601

         Please refer to Part IV, Item 15(a)(3).

(c)    Financial Statements

         Please refer to Part IV, Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBE, Inc.

Date: January 26, 2007	By:	/s/ Kenneth G. Yamamoto
Kenneth G. Yamamoto
Chief Executive Officer and
President
(Principal Executive Officer)

Date: January 26, 2007	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant constitutes and appoints, jointly and severally, Kenneth G. Yamamoto and David W. Brunton, and each of them, as lawful attorneys-in-fact and agents for the undersigned and for each of them, each with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or any of their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, as of January 26, 2007.

Signature	Title

/s/ Kenneth G. Yamamoto
Kenneth G. Yamamoto	Chief Executive Officer and President
(Principal Executive Officer)

/s/ David W. Brunton
David W. Brunton	Chief Financial Officer, Vice President,
Finance and Secretary (Principal Financial and Accounting Officer)

/s/ Ronald J. Ritchie
Ronald J. Ritchie	Director, Chairman of the Board

/s/ John Reardon
John Reardon	Director

/s/ Marion M. Stuckey	Director
Marion M. Stuckey

/s/ John D’Errico	Director
John D’Errico

Report of Independent Registered Public Accounting Firm

Board of Directors
SBE, Inc.
San Ramon, California

We have audited the accompanying balance sheets of SBE, Inc. as of October 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period October 31, 2006. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBE, Inc. at October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material effects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

December 21, 2006, except for Note 1.a. and 17 to the financial statements which is as of January 24, 2007.

San Francisco, California

SBE, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

October 31	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$1,147	$3,632
Trade accounts receivable, net of allowance for
doubtful accounts of $26 and $54	930	1,555
Inventories	739	1,283
Other	177	293
Total current assets	2,993	6,763
Property and equipment, net	508	563
Capitalized software costs, net	1,314	11,424
Other	53	82

Total assets	$4,868	$18,832

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$557	$743
Accrued payroll and employee benefits	105	155
Capital lease obligations - current portion	54	29
Deferred software revenue	432	138
Other	144	178
Total current liabilities	1,292	1,243

Capital lease obligations	158	111
Deferred rent	97	130

Total long-term liabilities	255	241

Total liabilities	1,547	1,484

Commitments (Notes 9, 10 and 13)

Stockholders' equity:
Convertible preferred stock:
$0.001 par value; authorized 2,000,000 shares; none
outstanding	---	---
Common stock and additional paid-in capital:
$0.001 par value; authorized 25,000,000 shares;
issued and outstanding 10,951,348 and 9,892,347	35,186	35,431
Deferred compensation	---	(2,401)
Accumulated deficit	(31,865)	(15,682)

Total stockholders' equity	3,321	17,348

Total liabilities and stockholders' equity	$4,868	$18,832

The accompanying notes are an integral part of these financial statements.

SBE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

For the years ended October 31,	2006	2005	2004

Net sales	$6,127	$8,056	$11,066

Operating expenses:
Amortization and impairment of acquired
software and intellectual property	9,894	1,048	1,213
Cost of hardware and other revenue	4,046	4,356	5,433
Product research and development	3,979	2,694	2,411
Sales and marketing	2,180	2,293	2,177
General and administrative	2,246	1,906	1,755
Loan loss recovery	---	---	(239)

Total operating expenses	22,345	12,297	12,750

Operating loss	(16,218)	(4,241)	(1,684)

Interest income	42	22	5
Other expense	---	(6)	---
Loss before income taxes	(16,176)	(4,225)	(1,679)

Income tax benefit (provision)	7	(5)	---

Net loss	$(16,183)	$(4,230)	$(1,679)

Basic and diluted loss per common share	$(1.57)	$(0.66)	$(0.33)

Basic and diluted - Shares used in per share
computations	10,304	6,439	5,022

The accompanying notes are an integral part of these financial statements.

SBE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

	Common Stock and Additional Paid-in Capital		Note Receivable from	Deferred	Retained Earnings (Accumulated
	Shares	Amount	Stockholder	Compensation	deficit)	Total
Balance, October 31, 2003	4,808,650	15,302	(142)	-	(9,773)	5,387
Stock issued in connection with stock purchase plan	9,903	18	-	-	-	18
Stock issued in connection with Stock Option Plans	164,136	233	-	-	-	233
Stock issued in connection with warrant exercise	81,429	116	-	-	-	116
Stock issued in connection with the acquisition of Antares	30,000	86	-	-	-	86
Reversal of valuation allowance on note receivable from officer	-	-	(239)	-	-	(239)
Collection of note receivable from officer	-	-	381	-		381
Net loss	-	-	-	-	(1,679)	(1,679)
Balance, October 31, 2004	5,094,118	15,755	-	-	(11,452)	4,303
Stock issued in connection with Stock Option Plans	108,234	130	-	-	-	130
Stock issued in connection with the acquisition of Antares	68,945	197	-	-	-	197
Stock issued in connection with the acquisition of PyX	2,561,050	11,714	-	-	-	11,714
Stock issued in connection with private placement financing, net of financing costs of $175	2,060,000	4,975	-	-	-	4,975
Deferred compensation related to Stock Option Plans	-	2,660	-	(2,660)	-	-
Stock-based compensation	-	-	-	259	-	259
Net loss	-	-	-	-	(4,230)	(4,230)
Balance, October 31, 2005	9,892,347	35,431	-	(2,401)	(15,682)	17,348
Reclassification of deferred compensation		(2,401)		2,401		-
Stock issued in connection with Stock Option Plans	42,666	37	-	-	-	37
Stock issued in connection with the Stock for Pay program	1,016,335	763	-	-	-	763
Compensation related to restricted stock issued to employees	-	89	-	-	-	89
Stock-based compensation	-	1,267	-	-	-	1,267
Net loss	-	-	-	-	(16,183)	(16,183)
Balance, October 31, 2006	10,951,348	$35,186	$-	$-	$(31,865)	$3,321

The accompanying notes are an integral part of these financial statements.

SBE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended October 31	2006		2005		2004

Cash flows from operating activities:
Net loss		$(16,183)		$(4,230)		$(1,679)
Adjustments to reconcile loss to net cash
used in operating activities:
Depreciation and amortization		3,880		1,241		829
Impairment of intellectual property and software		6,500		---		713
Stock-based compensation expense		2,119		259		--
Non-cash valuation allowance (recovery) on loan from officer		---		---		(240)
Loss on sale of assets		---		6		---
Changes in operating assets and liabilities:
Trade accounts receivable		625		113		150
Inventories		544		643		(46)
Other assets		146		(121)		13
Trade accounts payable		(186)		(113)		160
Other current liabilities		235		(319)		(40)
Non-current liabilities		14		102		---

Net cash used in operating activities		(2,306)		(2,419)		(140)

Cash flows from investing activities:
Purchases of property and equipment		(176)		(337)		(87)
Cash payments related to purchase of PyX, net of cash received		---		(359)		---
Purchased software		(40)		(207)		(136)

Net cash used in investing activities		(216)		(903)		(223)

Cash flows from financing activities:
Proceeds from stock plans		37		130		251
Proceeds from issuance of common stock and warrants, net		---		4,975		202
Proceeds from repayment of shareholder note		---		---		382
Net cash provided by financing activities		37		5,105		834

Net increase (decrease) in cash and cash equivalents		(2,485)		1,783		471

Cash and cash equivalents at beginning of year		3,632		1,849		1,378
Cash and cash equivalents at end of year		$1,147		$3,632		$1,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes		$7		$5		$1

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Assets acquired under capital leases	$	---	$	---		$164
Non-cash stock portion of PyX purchase price	$	---		$11,714	$	---
Non-cash stock portion of Antares purchase price	$	---		$197		$86

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity:

The accompanying financial statements have been prepared on a going concern basis,  which  contemplates  the  realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements,  as of October 31, 2006, we had cash and cash equivalents on hand of $1.2 million with cash used in operations of approximately $2.3 million in the twelve months ended October 31, 2006 and an accumulated deficit of approximately $31.9 million.  Our ability to continue as a going concern is dependent on our ability to raise  additional  funds and implement our business plan. Our independent registered public accountants stated in their opinion that there is substantial doubt about our ability to continue as a going concern.

We are not operating at cash breakeven. Unless we are able to increase our sales to get to cash breakeven, we will not have sufficient cash generated from our business activities to support our operations for the next twelve months. We have embarked on a strategy to sell all or a portion of our business and signed a definitive agreement to sell our hardware business to One Stop Systems, Inc. The overwhelming majority of our cash flow from operations has been generated from the embedded hardware business that we are selling. We expect to close the sale of our embedded hardware business in our second quarter of fiscal 2007 and all cash flow generated by the embedded hardware business will cease after that date. We also signed a definitive agreement to merge with Neonode, Inc. and have been reducing our staffing levels and other cash expenditures to sustainable levels. We expect the $2.2 million cash proceeds from the sale of our embedded hardware business to be sufficient to support our remaining operations until the merger transaction closes, or for at least the next twelve months if the merger is delayed. We are also seeking other strategic alternatives including selling our storage software business.

If our projected sales of our storage software do not materialize or we are unable to consummate the sale of our embedded hardware business and the merger transaction, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

The Company and Basis of Presentation:

SBE, Inc., headquartered in San Ramon, California, designs, manufactures and sells hardware products including wide area network (WAN) and local area network (LAN) network interface cards (NICs) and central processor units (CPUs) to original equipment manufacturers (OEMs) who embed our hardware products into their products for the telecommunications markets. Our hardware products perform critical, computing and Input/Output (I/O) tasks in diverse markets such as high-end enterprise level computing servers, Linux super-computing clusters, workstations, media gateways, routers and Internet access devices. Our products are distributed worldwide through a direct sales force, distributors, independent manufacturers' representatives and value-added resellers. We also provide Internet Small Computer System Interface (iSCSI)-based storage networking solutions for an extensive range of business critical applications, including Disk-to-Disk Back-up and Disaster Recovery. We deliver an affordable, expandable, and easy-to-use portfolio of software solutions designed to enable optimal performance and rapid deployment across a wide range of next generation storage systems.

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

Long-lived Assets:

We assess any impairment by estimating the future cash flow from the associated asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a two to three year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value.

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

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

During the year ended October 31, 2006, $257,000 or 4% of our sales were sold to distributors compared to $640,000 or 8% and $874,000 or 8% in fiscal 2005 and 2004, respectively. Our reserves for distributor programs total approximately $13,000 and $22,000 as of October 31, 2006 and 2005, respectively.

Software Products

We derive revenues from the following sources: (1) software, which includes new iSCSI software licenses and (2) services, which include consulting. We account for the licensing of software in accordance with of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades and similar services. We typically charge software maintenance equal to 20% of the software license fees.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We initially defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for these elements of our software products. Revenue deferred under these arrangements is recognized to revenue over the expected contract term. We will also continue to defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted.

For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36-months beginning in March 2006 which was the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36-months beginning with the month the software license is activated. In the fiscal year ended October 31, 2006, we recognized $16,800 of software license fees to this customer and $26,000 of deferred revenue related to engineering services to this customer.

Certain software arrangements include consulting implementation services sold separately under consulting engagement contracts.. For the fiscal year ended October 31, 2006, we recognized $10,000 of software consulting revenue.

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

Allowance for Doubtful Accounts:

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, significant deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover and should all collection efforts fail, will write-off the account.

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

Capitalized software costs consist of costs to purchase software and costs to internally develop software. Capitalization of software costs begins upon the establishment of technological feasibility. All capitalized software costs are amortized as related sales are recorded on a per-unit basis with a minimum amortization to cost of goods sold based on a straight-line method over a two to three year estimated useful life. We evaluate the estimated net realizable value of each software product and record provisions to the asset value of each product for which the net book value is in excess of the net realizable value. No internal software development costs were capitalized in the years ended October 31, 2006, 2005 and 2004. All remaining capitalized software assets result from our costs in the acquisition of PyX Technologies, Inc. (PyX) (see note 15).

Stock-Based Compensation:

Effective November 1, 2005, we adopted the provisions of SFAS 123(R), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest.

The fair value method under SFAS 123(R) is similar to the fair value method under SFAS 123, Accounting for Stock Based Compensation (SFAS 123), as amended, with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123(R) requires us to estimate future forfeitures and adjust our estimate on a periodic basis. SFAS 123(R) also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than an operating cash flow as previously reported.

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

Stock For Pay Awards

On January 12, 2006, our Board of Directors (Board) approved a Company-wide 30% reduction in employee cash base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board also approved stock grants to all of our employees pursuant to the 1996 Stock Option Plan and 2006 Equity Incentive Plan. Effective April 1, 2006, the Board modified the 30% reduction in employee base salaries to a cash salary reduction ranging from 10% to 38% of the employee’s base salaries. The level of reduction of the cash portion of the salary for each employee is dependent on their respective position and base salary. Employees with lower salaries generally have lower reductions. The stock issued to employees in-lieu of a portion of their cash compensation is valued at a 15% reduction from the market price on the date of issuance and is included in compensation expense.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees until further notice. The stock issued to Board members in-lieu of their cash compensation is calculated at a 15% reduction from the market price on the date of issuance and is included in general and administrative expense.

On August 21, 2006, the Board suspended the stock-for-pay program for all members of the Board and officers. The suspension is effective as of August 1, 2006 for all members of the Board and August 16, 2006 for all officers. Despite suspension of the stock-for-pay program, the previously-announced salary reductions for the affected officers and cessation of cash compensation for the Board will remain in effect until such time as the Board shall determine. The Board adopted a bonus plan for the affected individuals that will pay a prescribed amount of cash or stock upon our completion of one of a number of specified milestones set forth in a written bonus plan, provided that the affected individual remains employed by us or a member of the Board at the time such milestone is achieved. All non-officer employees remain on the stock-for-pay plan until such time as the Board shall determine.

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

Advertising Costs:

Advertising and marketing expenditures are expensed as incurred. Advertising and marketing costs were $225,000, $324,000 and $204,000 in fiscal 2006, 2005 and 2004, respectively.

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

Comprehensive Income:

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2006, we have not had any transactions that were required to be reported in other comprehensive income and, accordingly, comprehensive income (loss) is the same as net income (loss).

New Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning November 1, 2007. We are currently evaluating this interpretation to determine if it will have a material impact on our financial statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for the year beginning November 1, 2006. The cumulative effect of the initial application of SAB 108 will be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting balance to retained earnings. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our financial statements.

2. INVENTORIES

Inventories at October 31, are comprised of the following (in thousands):

	2006	2005
Finished goods	$273	$815
Parts and materials	466	468

Total inventory	$739	$1,283

The total reserve for slow moving and obsolete inventory is $2,567,000 and $2,313,000 at October 31, 2006 and 2005, respectively. All the inventory relates to the embedded hardware business and will be transferred to One Stop Systems upon the close of the sale transaction. (See note 17)

3. PROPERTY AND EQUIPMENT

Property and equipment at October 31, are comprised of the following (in thousands):

	2006	2005

Machinery and equipment	$3,792	$3,476
Furniture and fixtures	64	226
Leasehold improvements	153	145
	4,009	3,847
Less accumulated depreciation
and amortization	(3,502)	(3,284)

	$508	$563

Depreciation and amortization expense totaled $230,000, $194,000 and $213,000 for the years ended October 31, 2006, 2005 and 2004, respectively. Depreciation expense on capital leases in fiscal 2006, 2005 and 2004 was $12,600, $25,000 and $25,000, respectively. Approximately $320,000 of our fixed assets will be sold to One Stop Systems upon the close of sale of the embedded hardware business.

4. CAPITALIZED SOFTWARE COSTS

Capitalized software costs at October 31, 2006 and 2005 comprise the following (in thousands):

	2006	2005
Purchased software	$14,217	$14,177
Less accumulated amortization	(12,903)	(2,753)
	$1,314	$11,424

Capitalized software costs consist of software relating to current products and the design of future storage software products acquired with our acquisition of PyX in July 2005. We capitalized $40,000, $12,424,000 and $136,000 of purchased software costs in 2006, 2005, and 2004 respectively. We amortized capitalized software related to the acquisition of PyX on a straight line basis over 36 months at the rate of $339,000 per month, beginning August 1, 2005. Recurring amortization of capitalized software costs totaled $3,394,000, $1,048,000, and $208,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

In the fiscal year ended October 31, 2006 we discontinued our Voice over IP (VoIP) product development and, as a result, wrote-off $256,000 of capitalized software development costs related to the VoIP products. This write-off is included in our Product Research and Development expense in our Statements of Operations for the fiscal year ended October 31, 2006.

In the fiscal year ended October 31, 2006, we recorded an asset impairment charge of $6.5 million against our earnings for the period, reducing our storage software asset to $1.3 million, which represents the present value of the expected future sales of our storage software products less costs. This asset impairment charge is included in amortization and impairment of acquired software and intellectual property in the Statements of Operations for the fiscal year ended October 31, 2006. Prior to the write-down, we amortized our storage software over 36 months at the rate of $339,000 per month. We will amortize the remaining $1.3 million software asset over the remaining 21-month amortization period at the rate of $63,000 per month.

5. INTANGIBLE ASSETS

Antares

At the end of fiscal 2004 we completed our asset impairment review and determined that the estimated fair market value of the balance of the intellectual property acquired when we purchased certain assets of Antares Microsystems, Inc. (Antares), a California corporation, was nominal. As a result, we recorded an impairment charge of $713,000, thus writing off the remaining value, at October 31, 2004, of the intellectual property asset recorded when we acquired Antares in August 2003.

The non-cash amortization expense related to the Antares intellectual property in fiscal 2004 was $1.1 million and consisted of $408,000 of regularly scheduled annual amortization expense plus $713,000 write down related to the Antares impairment valuation analysis. This write-down plus the regularly scheduled amortization is included as an expense item in amortization and impairment of acquired software and intellectual property for fiscal 2004.

6. STOCKHOLDERS' EQUITY

On June 27, 2003, we completed a private placement of 500,000 shares of common stock plus a warrant to purchase 50,000 shares of common stock, resulting in gross cash proceeds of $550,000 and net cash proceeds of approximately $464,000. The warrant has a term of five years with an exercise price of $1.50 per share subject to certain adjustment provisions.

In connection with the private placement we paid Puglisi & Co. and its associates (together, Puglisi) a placement fee of $33,000 and warrants to purchase 150,000 shares of common stock. The warrants have a five-year term with exercise prices between $1.50 and $2.00 per share, subject to certain adjustment provisions. The warrants to purchase a total of 200,000 shares of common stock have a calculated fair value of approximately $225,000. This value was derived using the “Black-Scholes” pricing model based on the following assumptions:

1)   expected life: 5 years,
2)   risk free interest rate: 3%,
3)   volatility: 121.71%.

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

In fiscal year 2004, we issued 9,903 shares of common stock under the Employee Stock Purchase Plan.

On July 26, 2005, we closed a private placement with AIGH Investment Partners, LLC and other accredited investors providing for the sale and issuance of shares of our common stock and warrants to purchase shares of our common stock, with gross proceeds to us of $5,150,000. The investors purchased units consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock at a price per unit of $2.50. We issued 2,060,000 shares of our common stock and warrants to purchase an additional 1,030,000 shares of our common stock in the future in connection with the private placement. The warrants issued in connection with the private placement have a term of five years and are exercisable at $3.33 per share, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like. The warrants also contain a cashless exercise feature. We registered for resale all of the shares of common stock sold in this offering and the shares subject to sale pursuant to the exercise of the warrants with the Securities and Exchange Commission effective November 14, 2005.

On July 26, 2005, we acquired PyX for a total purchase price of $11,714,000 paid to the selling shareholders of PyX in the form of shares of our common stock and the assumption of PyX’s employee stock option plan plus cash expenses totaling $359,000 for legal, accounting and valuation services. A total of 2,561,050 shares of our common stock were issued in respect of outstanding PyX common stock. We registered for resale all of the shares of common stock issued to the selling shareholders of PyX with the Securities and Exchange Commission effective November 14, 2005 (see Note 15).

During fiscal 2006, we issued 158,295 shares of our common stock to the non-employee members of our Board of Directors in lieu of 100% of their cash compensation. The value of the common stock of $126,000 was recorded as a general and administrative expense.

During fiscal 2006, we issued 858,040 shares of our common stock to our employees and contractors in lieu of a portion of their cash compensation. The value of the common stock of $637,000 was recorded as compensation expense in the Statements of Operations.

7. DEFERRED COMPENSATION

On January 1, 2005, our retiring President and Chief Executive Officer was awarded options to purchase 75,000 shares of our common stock at a price of $4.00 per share (closing price on December 31, 2004). The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model and was included as deferred compensation on the balance sheet. The $120,000 deferred compensation was amortized to general and administrative expense at the rate of $8,000 per month over the 15 month vesting period ending March 2006 based on his continued service as a director. For the fiscal year ended ,October 31, 2005, $80,000 of the deferred compensation has been amortized to expense and is included in general and administrative expense. In connection with the adoption of SFAS 123R, we reduced deferred compensation and common stock by $40,000, the value of the unamortized balance of the deferred compensation as of November 1, 2005.

We awarded stock option grants to certain non-employee strategic business advisors as a part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is included as deferred compensation on the balance sheet. The deferred compensation balance is recalculated on a quarterly basis based on market price. The $56,000 deferred compensation is amortized to general and administrative expense at the rate of $2,000 per month over the vesting period of the grants. As of October 31, 2005, $6,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense. In connection with the adoption of SFAS 123R, we reduced deferred compensation and common stock by $48,000, the value of the unamortized balance of the deferred compensation as of November 1, 2005

We assumed the PyX employee stock option plan as part of the July 2005 acquisition of PyX and as a result an additional 2,038,950 shares of our common stock, with an exercise price of $2.17, will be issuable upon exercise of assumed stock options. The intrinsic value of the unvested portion of these option is included as deferred compensation on the balance sheet as of October 31, 2005. As of October 31, 2005, $173,000 of the deferred compensation has been amortized to expense and is included in General and Administrative expense. In connection with the adoption of SFAS 123(R), we reduced deferred compensation and common stock by $2.3 million, the value of the unamortized balance of the deferred compensation as of November 1, 2005.

8. INCOME TAXES

The components of the benefit for income taxes for the years ended October 31, 2006, 2005 and 2004 are comprised of the following:

	2006		2005		2004
Federal:
Current	$	---	$	---	$	---
Deferred		---		---		---
State:
Current		7		5		---
Deferred		---		---		---
Net income tax (benefit) provision		$7		$5	$	---

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	2006	2005	2004

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Basis difference in acquisition	---	104.5	---
Change in valuation allowance	47.6	(95.3)	34.0
True-up of prior year and other	(13.6)	24.8	---
	(0)%	(0)%	(0)%

Significant components of our deferred tax balances as of October 31, 2006 and 2005 are as follows:

	2006		2005

Deferred tax assets:
Current
Accrued employee benefits		$27		$32
Inventory allowances		1,039		926
Allowance for doubtful accounts		26		21
Warranty accruals and other assets		8		11
Distributor reserves		4		8
Stock compensation		506		103
Deferred revenue		186		---

Noncurrent
Deferred rent		52		87
R&D credit carryforward		3,053		2,859
Net operating loss carryforwards		7,828		5,437
Depreciation and amortization, net		446		---
Restructuring costs		---		10
Total deferred tax assets		13,175		9,494
Less: Deferred tax asset valuation allowance		(12,649)		(4,923)
Net deferred tax asset		526		4,571
Deferred tax liability - acquired software		(526)		(4,461)
Deferred tax liability - capitalized assets		---		(110)
Net deferred tax assets	$	---	$	---

Valuation allowances are recorded to offset certain deferred tax assets due to management's uncertainty of realizing the benefit of these items. The valuation allowance increased by $7.7 million in fiscal 2006 primarily as a result of a increases in inventory allowances, stock compensation, deferred revenue, R&D tax credit carryforwards and operating loss carryforwards. At October 31, 2006, we have research and experimentation tax credit carryforwards of $2.0 million and $1.4 million for federal and state tax purposes, respectively. These carryforwards expire in the periods ending 2013 through 2026. The State of California Research and Development tax credits do not expire. We have net operating loss carryforwards for federal and state income tax purposes of approximately $21.0 million and $11.7 million, respectively, which expire in periods ending 2007 through 2026.

Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards are limited as we have incurred a cumulative ownership change of more than 50%, as defined, over a three-year period. Usage of net operating loss carryforwards is limited based on the Company’s capital at the date of change times a risk-free interest rate.

9. WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

The following is a summary of our agreements that we have determined are within the scope of FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.

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

The following table sets forth an analysis of our warranty reserve at October 31 (in thousands):

	2006	2005	2004

Warranty reserve at beginning of period	$22	$20	$53
Less: Cost to service warranty obligations	(9)	(12)	(33)
Plus: Increases to reserves	---	14	---
Total warranty reserve included in other accrued expenses	$13	$22	$20

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of October 31, 2006 and 2005, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to software rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2006 and 2005, respectively.

Other

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

10. COMMITMENTS

We lease our buildings under noncancelable operating leases which expire at various dates through the year 2010. Additionally, we have acquired assets with capital lease obligations. Future minimum lease payments under noncancelable operating leases and capital leases, are as follows (in thousands):

	Operating	Capital
Year ending October 31:
2007	$580	$74
2008	580	74
2009	580	74
2010	483	32
2011 and thereafter	---	1
Total minimum lease payments	$2,223	$255

Less: Amount representing interest[1]		(42)

Present value of net minimum lease payments[2]		$213

1Amount necessary to reduce net minimum lease payments to present value calculated at the actual lease interest rate of 12% per annum at the inception of the leases.
2 Reflected in the balance sheet as other current liabilities and other long-term liabilities of $54,000 and $159,000, respectively.

In October 2005, we entered into a facilities lease for our engineering and administrative headquarters located in San Ramon, California. The lease expires in 2010. On January 11, 2007, we signed a definitive agreement to sell our hardware business to One Stop Systems, Inc. and as part of the sales price One Stop will assume the lease of our San Ramon office space. The assumption of the lease payments by One Stop will relieve us of approximately $2.2 million of future lease payments. We are projecting to close the sale to One Stop in our second quarter of fiscal 2007. We will continue to be the secondary guarantor on the lease for the term of the lease.

Our rent expense under all operating leases, net of reimbursements for subleases, for the years ended October 31, 2006, 2005 and 2004 totaled $546,000, $381,000 and $384,000, respectively. We had reimbursements of sublease proceeds of $265,000, $637,000 and $637,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

In connection with the retirement of Mr. William Heye, Jr. as our President and Chief Executive Officer in 2004, we paid Mr. Heye $250,000 at the rate of $20,833 each month for the period January 1, 2005 through December 31, 2005. The commitment to pay $250,000 was accrued as of October 31, 2004 and is included in general and administrative expense and accrued payroll and employee benefits liability as of that date.

11. STOCK OPTION AND STOCK PURCHASE PLANS

Effective November 1, 2005, we adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation as amended. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight line method under SFAS 123R.

The fair value method under SFAS 123(R) is similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation. However, SFAS 123 permitted us to recognize forfeitures as they occur, while SFAS 123(R) requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123(R) also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as financing cash flow rather than an operating cash flow as previously reported.

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

Stock Options

We sponsor four employee stock option plans:

•	The 1996 Stock Option Plan (the 1996 Plan), terminated January 17, 2006;
•	the 1998 Non-Officer Stock Option Plan (the 1998 Plan);
•	the PyX 2005 Stock Option Plan (the PyX Plan); and
•	the 2006 Equity Incentive Plan (the 2006 Plan).

We also sponsor one non-employee stock option plan:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the options to purchase shares pursuant to each plan at October 31, 2006:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	2,730,000	1,049,887	---	757,149
1998 Plan	650,000	258,785	135,699	220,545
PyX Plan	2,038,950	1,021,200	---	425,495
2006 Plan	1,500,000	385,000	---	---
Director Plan	340,000	175,000	108,750	120,000

Total	7,258,950	2,889,872	244,449	1,523,189

The 1996 Plan terminated effective January 17, 2006 and although we can no longer issue stock options out of the plan, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998, 2006 and PyX Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

On November 1, 2005, the date of adoption of SFAS 123(R), there were options to purchase 4,213,704 shares of our common stock outstanding, of which 1,400,397 were fully vested. The fair value of the unearned portion of stock-based compensation related to the unvested employee stock options outstanding on November 1, 2005 is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options. We recognized no net deferred tax impact on the adoption of SFAS 123(R). The remaining unamortized stock-based compensation expense associated with unvested employee stock options outstanding on November 1, 2005 is expensed over the remaining service period through September 2009.

Included in the outstanding but unvested stock options on November 1, 2005, are options to purchase 2,038,950 shares of our common stock related to the PyX 2005 Stock Option Plan that was assumed by us in our acquisition of PyX. The fair value related to the unvested portion of the PyX stock options totaled $2,484,000 and was recorded as deferred compensation in the fourth quarter of fiscal 2005. In connection with the adoption of SFAS 123(R), we reduced deferred compensation and common stock by $2,311,000, the value of the unamortized balance of the deferred PyX compensation as of November 1, 2005.

We granted options to purchase 797,500 shares of our common stock to employees and members of the Board of Directors during the twelve months ended October 31, 2006, respectively. The fair value of the unearned portion of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options. The stock-based compensation expense associated with the stock options granted to employees and directors during the twelve months ended October 31, 2006, will be expensed over the remaining service period through September 2010.

Employee and Director stock-based compensation expense related to stock options in the accompanying statements of operations (in thousands):

	Year Ended October 31, 2006	Remaining Unamortized Expense
Stock option compensation	$1,245	$2,237

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

		Options Granted
	Unvested Options	During Year Ended
	On November 1,	October 31,
	2005	2006
Expected life (in years)	4.19	5.13
Risk-free interest rate	2.65% - 4.36%	4.63%
Volatility	53.76% -151.22%	106.4%
Dividend yield	0.00%	0.00%
Forfeiture rate	6.71%	6.01%

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

There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the fiscal years ended October 31, 2005 and 2004.

We award stock option grants to certain non-employee strategic business advisors as part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is recalculated on a monthly basis based on market price until vested. For the fiscal year ended October 31, 2006 we recorded $2,900 of compensation expense related to non-employee stock options.

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted
	Average	Exercise
	Number of	Price Per	Exercise
	Shares	Share	Price
Outstanding at
October 31, 2003	1,624,505	$0.70--$19.81	$2.90

Granted	422,500	$2.86--$7.13	$4.99
Cancelled or expired	(67,874)	$2.86--$7.00	$3.98
Exercised	(182,012)	$0.90--$5.13	$1.69
Outstanding at
October 31, 2004	1,797,119	$0.70--$19.41	$3.48

Granted	856,154	$2.17--$4.00	$3.48
PyX Plan assumed	2,038,950	$2.17--$2.17	$2.17
Cancelled or expired	(301,340)	$0.90--$7.13	$4.03
Exercised	(177,179)	$0.70--$2.86	$1.84
Outstanding at
October 31, 2005	4,213,704	$0.70--$18.38	$3.05

Granted	817,500	$0.36--$2.59	$1.42
Cancelled or expired	(2,098,666)	$0.90--$16.19	$2.75
Exercised	(42,666)	$0.90--$0.90	$0.90
Outstanding at
October 31, 2006	2,889,872	$0.36--$18,38	$2.10

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the PyX Plan and the Director Plan at October 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Price	at 10/31/06	(years)	Price	at 10/31/06	Price

$ 0.00-$ 1.00	806,500	4.76	$0.72	430,666	$0.91
$ 1.01-$ 2.00	145,000	3.18	$1.33	63,000	$1.64
$ 2.01-$ 3.00	1,424,076	5.32	$2.34	589,659	$2.35
$ 3.01-$ 4.00	206,000	3.14	$3.55	141,912	$3.71
$ 4.01-$ 5.00	175,796	1.64	$4.51	171,601	$4.51
$ 5.01- $ 6.00	94,000	0.82	$5.28	94,000	$5.29
$ 6.01-$ 7.00	13,000	3.44	$6.87	9,977	$6.85
$ 7.01-$ 8.00	25,000	4.16	$7.09	21,874	$7.10
$ 8.01-$20.00	500	0.56	$18.38	500	$18.38
	2,889,872	$4.52	$2.10	1,523,189	$2.57

The weighted average grant-date fair value of options granted during the fiscal years ended October 31, 2006, 2005 and 2004 was $1.42, $3.48 and $4.99, respectively. The total intrinsic value of options exercised during the fiscal years ended October 31, 2006, 2005 and 2004 was $38,400, $128,200 and $221,300, respectively.

Restricted Stock Awards

On March 21, 2006, our Board approved restricted stock grants to all employees in order to continue to motivate and retain our employees. The shares of restricted stock granted by the board vest 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. A total of 290,000 restricted shares of our common stock were issued to employees under the restricted stock grants with initial vesting to commence between April 1, 2007 and June 19, 2007. A total of 48,000 of the restricted shares have been cancelled that were issued to employees who have terminated their employment prior to vesting. The total fair value of the restricted stock grants on the date of issuance is $301,000 and will be amortized over the 18-month vesting period. For the fiscal year ended October 31, 2006, we recorded $88,500 of amortization expense related to the restricted stock grants.

	Weighted Average	Average
	Shares	Grant Date
	Unvested Stock Units	Fair Value

Unvested at November 1, 2005	---	---
Granted	290,000	$1.04
Vested	---	---
Cancelled	(48,000)	1.04
Unvested at October 31, 2006	242,000	$1.04

Stock For Pay Plan

On January 12, 2006, our Board approved a company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board approved stock grants to all of our employees pursuant to the 1996 Plan and 2006 Plan. Effective April 1, 2006, the Board modified the 30% across the board reduction in employee and contractor base salaries to a cash salary reduction ranging from 10% to 38% of the employees base salaries. The level of reduction of the cash portion of the salary for each employee and contractor is dependent on their respective position and base salary, and employees with lower salaries generally have lower reductions. A total of 858,040 shares of our common stock have been issued since January 1, 2006 pursuant to the stock-for-pay plan. For the fiscal year ended October 31, 2006, we recorded approximately $637,000 of stock-based compensation associated with such stock grants.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees, until further notice. A total of 158,295 shares of our common stock has been issued to Board members in lieu of such fees under the stock-for-pay plan since January 1, 2006. For the fiscal year ended October 31, 2006, we recorded approximately $126,000 of stock-based compensation and director expense associated with the stock-for-pay plan.

On August 21, 2006, the Board suspended the stock-for-pay program for all members of the Board and executive officers of SBE. The suspension is effective as of August 1, 2006 for all members of the Board and August 16, 2006 for all affected executive officers. Despite suspension of the stock-for-pay program, the previously-announced salary reductions for the affected officers and cessation of cash compensation for the Board will remain in effect until such time as the Board shall determine. The Board adopted a bonus plan for the affected individuals that will pay a prescribed amount of cash or stock upon our completion of one of a number of specified milestones set forth in the plan, provided that the affected individual remains employed by the Company or a member of the Board at the time such milestone is achieved. All non-officer employees remain on the stock-for-pay plan until such time as the Board shall determine.

Prior Year

Prior to November 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting principles board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25), and related interpretations. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Our practice is to award employee stock options with an exercise price equal to the market price on the date of the award. Accordingly, no stock-based employee compensation cost has previously been recognized in net income for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value recognition provisions of SFAS 123, our net income and income per share would have been as follows (in thousands):

	For the Year Ended October 31,
	2005	2004
Net loss - as reported	$(4,230)	$(1,679)
Stock based employee compensation
expense included in reported
net loss, net of related tax effects	168	---
Less total stock based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(1,237)	(1,177)

Pro forma net loss	$(5,299)	$(2,856)

Loss per share:
Basic and diluted - as reported	$(0.66)	$(0.33)
Basic and diluted - pro forma	$(0.82)	$(0.57)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in years ended October 31	2005	2004
Expected life (in years)	4.00	4.00
Risk-free interest rate	4.25%	3.29%
Volatility	99.88%	120.20%
Dividend yield	0.00%	0.00%

The weighted average fair value of options granted during 2005 and 2004 was $2.91 and $2.93 per option, respectively.

12. NET LOSS PER SHARE:

Basic net loss per common share for the years ended October 31, 2006, 2005 and 2004 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Common stock equivalents of approximately 149,000, 937,000 and 792,000 options are excluded from the diluted earnings per share calculation for fiscal 2006, 2005 and 2004, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Years ended October 31
	2006		2005		2004
Basic earnings per share:

Net loss	$(16,183	$)	$(4,230	$)	$(1,679	$)

Number of shares for computation of
earnings per share	10,304		6,439		5,022

Basic loss per share	$(1.57)		$(0.66)		$(0.33)

Diluted earnings per share:

Weighted average number of common
shares outstanding during the year	10,304		6,439		5,022

Assumed issuance of stock under warrant
plus stock issued the employee and
non-employee stock option plans	(a	)	(a	)	(a	)

Number of shares for computation of
earnings per share	10,304		6,439		5,022

Diluted loss per share	$(1.57)		$(0.66)		$(0.33)

(a)	In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

13. EMPLOYEE SAVINGS AND INVESTMENT PLAN

We contribute a percentage of income before income taxes into an employee savings and investment plan. The percentage is determined annually by the Board of Directors. These contributions are payable annually, vest over five years, and cover substantially all employees who have been employed by us at least one year. Additionally, until January 2006 we made matching payments to the employee savings and investment plan of 50% of each employee's contribution up to three percent of employees' earnings. We suspended the matching payments program in January 2006.

For the years ended October 31, 2006, 2005 and 2004, total expense under the employee savings and investment plan was $18,685, $87,918 and $90,099, respectively.

14. CONCENTRATION OF CREDIT AND BUSINESS RISKS

Our trade accounts receivable are concentrated among a small number of customers, principally located in the United States and Europe. Two customers accounted for 52% of our outstanding accounts receivable at October 31, 2006 compared to two customers who accounted for more than 41% of total accounts receivable at October 31, 2005. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. We maintain an allowance for doubtful accounts for potential credit losses. Actual bad debt losses have not been material and have not exceeded our expectations. Trade accounts receivable are recorded net of an allowance for doubtful accounts of $26,000 and $54,000 at October 31, 2006 and 2005, respectively.

Sales to individual customers in excess of 10% of net sales for the year ended October 31, 2006 included sales to DCL located in the United Kingdom of $1.9 million, or 31% of net sales, Nortel of $1.3 million, or 21% of net sales and Raytheon of $750,000, or 12% of net sales compared to sales to DCL in fiscal 2005 of $2.2 million, or 28% and Nortel of $1.4 million, or 18% of net sales, and sales to HP of $1.0 million, or 13% of net sales, in fiscal 2005.

International sales constituted 43%, 37% and 12% of net sales in fiscal 2006, 2005 and 2004, respectively. International sales are primarily executed in Europe with 31% to customers in the United Kingdom. All international sales are executed in U.S. dollars.

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

Substantially all of our manufacturing process is subcontracted to three independent companies. The chipsets used in some of our hardware products are currently available from single source suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, could have a material adverse effect on our business, operating results, financial condition and cash flows.

15. ACQUISITION OF PYX TECHNOLOGIES, INC. (PyX)

In July 2005, we acquired PyX for a total purchase price of $11,714,000 paid to the selling shareholders of PyX in the form of shares of our common stock and the assumption of PyX’s employee stock option plan, plus cash expenses totaling $359,000 for legal, accounting and valuation services. A total of 2,561,050 shares of our common stock were issued in respect of outstanding PyX common stock. We registered these shares for resale with the Securities and Exchange Commission. An additional 1,021,200 shares of our common stock will be issuable upon exercise of assumed stock options for services of selling shareholders who became our employees. The option shares are issuable upon exercise of options, subject to vesting restrictions, except that if an optionee’s employment is terminated without cause or the optionee resigns for certain specified reasons, the vesting on the option will accelerate and become fully vested.

The acquisition enabled us to obtain storage software which we consider to be complementary to our business. While this product has reached technological feasibility and is being capitalized, we will continue to customize it to meet our specific customer needs.

A summary of the assets acquired and consideration paid is as follows:

Tangible assets acquired	$31,000
Software	12,217,000
Total assets acquired	12,248,000
Liabilities assumed	534,000
Net assets acquired	$11,714,000

Fair value of common stock provided	$9,040,000
Fair value of stock options assumed	5,158,000
Less: value of deferred compensation
related to stock options	(2,484,000)
Total consideration	$11,714,000

We used the purchase method of accounting for the acquisition and combined PyX results of operations with our own beginning July 26, 2005. The fair value of the common stock provided to the PyX shareholders was calculated as the value of the 2,561,050 shares of common stock multiplied by the closing price of our common stock on July 26, 2005 ($3.53 per share). The fair value of the vested portion of the 2,038,950 PyX stock options assumed by us was calculated using the Black-Scholes valuation model and included in the purchase price. The intrinsic value of the unvested portion of the 2,038,950 PyX stock options assumed by us was recorded as deferred compensation (see Note 7) and was amortized to compensation expense over the remaining 43-month vesting period. In connection with the adoption of SFAS 123(R), we reduced deferred compensation and common stock by $2,401,000, the value of the unamortized balance of the deferred compensation as of November 1, 2005. We allocated the purchase price to the tangible assets and liabilities based on fair market value at the time of the acquisition and to software based on future expected cash flows to be derived from the acquired iSCSI software product line.

16. NASDAQ NOTICE OF NON-COMPLIANCE

On July 14, 2006, we received a notice from The Nasdaq Stock Market (Nasdaq) indicating that for the preceding 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4310(c)(4) (the Rule). The notice stated that we would be provided 180 calendar days, or until January 10, 2007, to regain compliance with the Rule. The notice further states that if we were not in compliance with the Rule by January 10, 2007, the Nasdaq staff would determine whether we meet the Nasdaq initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c), except for the bid price requirement. If we met the initial listing criteria, the Nasdaq staff would notify us that we had been granted an additional 180 calendar day compliance period. If we were not eligible for an additional compliance period, the Nasdaq staff would provide us written notification that our securities would be delisted from Nasdaq, and at that time we would be able to appeal the staff’s determination to a Listings Qualifications Panel.

On January 11, 2007, we received a notice from Nasdaq that our stock is subject to delisting and that we would not be given the additional 180 day compliance period and that we did not meet the Nasdaq initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c). Our shareholders’ equity and the market value of our public float are each less than the required $5.0 million. We filed an appeal of the staff’s determination to a Listings Qualifications Panel. Delisting of our stock from Nasdaq is stayed pending the determination of the Listings Qualifications Panel. The appeals hearing is scheduled for February 22, 2007.

17. SUBSEQUENT EVENTS

Sale of Embedded Hardware Business

On January 11, 2007, we entered into an Agreement for the Purchase and Sale of Assets (the “Purchase Agreement”) with One Stop Systems, Inc., a manufacturer of industrial-grade computing systems and components (One Stop), pursuant to which we agreed to sell all of the assets associated with our hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop for approximately $2,200,000 in cash plus One Stop’s assumption of the lease of our corporate headquarters building and certain equipment leases. The purchase price will be reduced dollar-for-dollar to the extent our hardware business inventory has a net book value of less than $680,000 as of the closing date. The purchase price will be increased dollar-for-dollar to the extent our hardware business inventory has a net book value of more than $800,000 as of the closing date. A total of $500,000 will be held back from the purchase price for a period of 60 days and will be used to pay certain liabilities of the embedded business and satisfy any indemnification obligations to One Stop that arise under the asset purchase agreement during such period. Any funds not used will be released to us after 60 days.

The Purchase Agreement contains customary representations and warranties, covenants and closing conditions. In addition, we have agreed that for four years following the closing of the asset sale, we will not directly or indirectly engage in the hardware business or have any interest in any entity engaged in the hardware business. Each party has agreed to indemnify the other party for damages arising for any breach of any of the representations or warranties or covenants or obligations in the Purchase Agreement. In addition, we have agreed to indemnify One Stop for any liabilities arising out of the ownership or operation of the hardware business prior to the closing of the transaction. All representations, warranties and covenants will expire on the first anniversary of the closing. Our liability for indemnification claims made by One Stop pursuant to the asset purchase agreement is capped at $2,200,000 in the aggregate.

Merger and Reorganization

On January 19, 2007, we entered into an Agreement and Plan of Merger and Reorganization with Neonode Inc., a Delaware corporation.  It is anticipated that our name will be changed to “Neonode Inc.” upon completion of the merger. The securities offered in the merger will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Although the exact number of shares to be issued in the merger will be determined at closing according to a formula contained in the merger agreement, it is currently estimated that we will issue approximately 57 million shares of its common stock in exchange for outstanding shares of Neonode common stock and will assume Neonode’s options and warrants exercisable for approximately 17 million additional shares of SBE common stock.

We expect to complete the transaction in our second quarter of fiscal 2007, subject to satisfaction of closing conditions set forth in the merger agreement. In addition to customary closing conditions, the transaction is subject to the approval of both our and Neonode’s shareholders and a reverse split of our outstanding common stock. The number of shares referenced above is presented on a pre-split basis. After the merger is completed, the combined company's headquarters will be in Stockholm, Sweden, where Neonode’s corporate headquarters and research and development activities are located. The combined company’s stock is expected to continue to trade on the Nasdaq Capital Market.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except		First	Second	Third	Fourth
per share amounts)		Quarter	Quarter	Quarter	Quarter
2006:	Net sales	$1,400	$1,816	$1,552	$1,359
	Gross loss	(425)	(487)	(6,010)	(895)
	Net loss	(2,727)	(3,029)	(7,842)	(2,585)
	Basic and diluted loss per
	common share	$(0.28)	$(0.30)	$(0.76)	$(0.23)

2005:	Net sales	$2,815	$1,706	$1,720	$1,815
	Gross profit (loss)	1,585	630	648	(212)
	Net income (loss)	177	(936)	(945)	(2,526)
	Basic income (loss) per
	common share	$0.03	$(0.18)	$(0.17)	$(0.26)
	Diluted income (loss) per
	common share	$0.03	$(0.18)	$(0.17)	$(0.26)

SBE, Inc.
Schedule II - Valuation and Qualifying Accounts
For the Years Ended October 31, 2006, 2005 and 2004
(amounts in thousands)

Column A	Column B		Column C	Column D	Column E
	Balance at		Additions		Balance
	Beginning	charged to costs			End of
Description	of Period		and expenses	Deductions	Period

Year ended October 31, 2006

Allowance for Doubtful Accounts
and sales programs	$54	$	---	$(28)	$26
Allowance for Warranty Claims	22		---	(9)	13
Allowance for Deferred Tax Assets	4,923		7,726	---	12,649

Year ended October 31, 2005

Allowance for Doubtful Accounts
and sales programs	$42		$27	$(15)	$54
Allowance for Warranty Claims	20		14	(12)	22
Allowance for Deferred Tax Assets	8,944		---	(4,021)	4,923

Year ended October 31, 2004

Allowance for Doubtful Accounts
and sales programs	$90	$	---	$(48)	$42
Allowance for Warranty Claims	53		---	(33)	20
Allowance for Deferred Tax Assets	8,662		282	---	8,944
Allowance for Stockholder Loan	239		---	(239)	---