Form 10-Q
period 2007-01-31
SBE INC
filed 2007-03-16
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.
Large Accelerated Filer  ☐    Accelerated Filer ☐    Non Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares of registrant's common stock outstanding as of March 12, 2007 was 11,142,831.

SBE, INC.

PART I.  Financial Information

Item 1.  Financial Statements

SBE, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	January 31,	October 31,
	2007	2006 (A)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$443	$1,147
Trade accounts receivable, net	963	930
Inventories	714	739
Other	221	177
Total current assets	2,341	2,993

Property, plant and equipment, net	458	508
Capitalized software costs, net	1,126	1,314
Other	52	53
Total assets	$3,977	$4,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$622	$557
Accrued payroll and employee benefits	54	105
Capital lease obligations - current portion	56	54
Deferred software revenue	299	432
Other accrued expenses	232	144

Total current liabilities	1,263	1,292

Capital lease obligations	144	158
Deferred rent	88	97

Total liabilities	1,495	1,547

Commitments (note 7)

Stockholders' equity:
Common stock	35,476	35,186
Accumulated deficit	(32,994)	(31,865)
Total stockholders' equity	2,482	3,321
Total liabilities and stockholders' equity	$3,977	$4,868

(A) Derived from audited financial statements

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	January 31,
	2007	2006

Net sales	$1,207	$1,400

Operating expenses:
Amortization and impairment of acquired
software and intellectual property	188	1,022
Cost of hardware and other revenue	734	803
Product research and development	585	946
Sales and marketing	364	598
General and administrative	462	771

Total operating expenses	2,333	4,140

Operating loss	(1,126)	(2,740)

Interest and other income	1	18

Loss before income taxes	(1,125)	(2,722)

Provision for income taxes	4	5

Net loss	$(1,129)	$(2,727)

Basic and diluted loss per share	$(0.10)	$(0.28)

Basic and diluted - shares used in per share
computations	11,051	9,895

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	January 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,129)	$(2,727)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	290	445
Depreciation and amortization	242	1,086
Changes in operating assets and liabilities:
Trade accounts receivable	(33)	496
Inventories	25	(350)
Other assets	(43)	82
Trade accounts payable	65	190
Other current liabilities	(94)	(6)
Other non-current liabilities	(23)	81
Net cash used in operating activities	(700)	(703)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(148)
Purchase of software	—	(20)
Net cash used in investing activities	(4)	(168)

Cash flows from financing activities:
Stock offering expense	—	(2)
Proceeds from stock plans	—	5
Net cash provided by financing activities	—	3

Net decrease in cash and cash equivalents	(704)	(868)

Cash and cash equivalents at beginning of period	1,147	3,632
Cash and cash equivalents at end of period	$443	$2,764

See notes to condensed financial statements.

SBE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Interim Period Reporting:

These condensed financial statements of SBE, Inc. are unaudited, and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three-month period ended January 31, 2007 are not necessarily indicative of expected results for the full 2007 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2006.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of January 31, 2007, we had cash and cash equivalents on hand of $443,000 with cash used in operations of approximately $0.7 million in the three months ended January 31, 2007 and an accumulated deficit of approximately $32.9 million.  Our ability to continue as a going concern is dependent on our ability to complete the transactions related to the sale of our embedded hardware business to One Stop Systems, Inc. (One Stop Systems) and our merger with Neonode Inc. (Neonode). Our independent registered public accountants stated in their opinion for the year ended October 31, 2006 that there is substantial doubt about our ability to continue as a going concern.

We are not generating cash from operations and have been incurring significant losses. Unless we are able to increase our revenues or decrease expenses substantially, we will not have sufficient cash generated from our business activities to support our operations for the next 12 months. We have embarked on multiple initiatives to address this problem and maximize shareholder value. We signed definitive agreements to sell our hardware business to One Stop Systems and merge our remaining company operations with Neonode. The majority of our cash flow from operations and our operating expenses have been generated from our embedded hardware business that we are selling. We are seeking to close the sale of our embedded hardware business in our second quarter of fiscal 2007. We expect the $2.2 million cash proceeds from the sale of our embedded hardware business to be sufficient to support our remaining operations until the Neonode transaction closes, or for at least the next 12 months if the merger is delayed. We are also considering other strategic alternatives including liquidation and selling our storage software business.

If we are unable to consummate the sale of our embedded hardware business and the merger transaction, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

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

2. Inventories:

Net inventories comprise the following (in thousands):
	January 31,	October 31,
	2007	2006
Finished goods	$356	$273
Parts and materials	358	466
	$714	$739

The total reserve for slow moving and obsolete inventory is $2,570,000 and $2,567,000 at January 31, 2007 and October 31, 2006, respectively. All of the inventory relates to the embedded hardware business and will be transferred to One Stop Systems upon consummation of the asset sale transaction.

3. Capitalized Software:

Capitalized software costs comprise the following (in thousands):

	January 31,	October 31,
	2007	2006
Purchased software	$14,217	$14,217
Less accumulated amortization	(13,091)	(12,903)
	$1,126	$1,314

We capitalized $0, $20,000 and $40,000 of purchased software costs in the three months ended January 31, 2007 and 2006 and for the fiscal year ended October, 31, 2006, respectively. Amortization of capitalized software costs totaled $188,000 and $1,022,000 for the three months ended January 31, 2007 and 2006, respectively. Capitalized software costs consist of the allocation of the software relating to current products and the design of future storage software products acquired in connection with our acquisition of PyX Technologies, Inc. in July 2005. In the fiscal year ended October 31, 2006, we recorded an asset impairment charge of $6.5 million against our earnings for the period, reducing our storage software asset to $1.3 million, which represented the present value of the expected future sales of our storage software products less costs. We amortize the remaining $1.3 million balance of capitalized software at October 31, 2006 to amortization and impairment of acquired software and intellectual property on a straight line basis over 21 months, which is the expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired storage software product line.  It is our belief that no impairment to the remaining $1.1 million balance of our software asset exists as of January 31, 2007.

4. Net Loss Per Share:

Basic loss per common share for the three months ended January 31, 2007 and 2006 was computed by dividing the net loss for such periods by the weighted average number of shares of common stock outstanding for such periods. Common stock equivalents for the three months ended January 31, 2007 and 2006 were anti-dilutive and as such are not included in the calculation of diluted net loss per share.

	Three months ended January 31,
	2007	2006
Common Stock Equivalents
Common stock equivalents excluded
in the computation of net loss per share	87	504

	Three months ended January 31,
	2007	2006
	(in thousands, except per share amounts)
Basic
Weighted average number of
common shares outstanding	11,051	9,895

Number of shares for computation of
net loss per share	11,051	9,895

Net loss	$(1,129)	$(2,727)

Net loss per share	$(0.10)	$(0.28)

Diluted

Weighted average number of
common shares outstanding	11,051	9,895

Shares issuable pursuant to options granted
under stock option plans and warrants granted,
less assumed repurchase at the average fair
market value for the period	(a )	(a )

Number of shares for computation of
net loss per share	11,051	9,895

Net loss	$(1,129)	$(2,727)

Net loss per share	$(0.10)	$(0.28)

(a)	In loss periods, all common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

5. Stock-Based Compensation:

Effective November 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share Based Payments, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. In addition, SFAS 123(R) requires us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123(R) also requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as financing cash flow rather than an operating cash flow as previously reported. The fair value of stock option grants is determined using the Black-Scholes valuation model. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values will be recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).

We have several approved stock option plans for which stock options and restricted stock awards are available to grant to employees, consultants and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

We sponsor four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan),which expired in January 2006;

•	the 1998 Non-Officer Stock Option Plan (the 1998 Plan);

•	the PyX 2005 Stock Option Plan (the PyX Plan), which we assumed in our acquisition of PyX but under which we have not granted and will not grant any additional equity awards; and

•	the 2006 Equity Incentive Plan (the 2006 Plan).

We also sponsor one non-employee director stock option plan:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the options to purchase shares pursuant to each plan at January 31, 2007:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	2,730,000	668,464	—	470,532
1998 Plan	650,000	218,032	176,452	193,064
PyX Plan	2,038,950	1,021,200	—	489,320
2006 Plan	1,500,000	350,000	—	—
Director Plan	340,000	150,000	133,750	95,000

Total	7,258,950	2,407,696	310,202	1,247,916

The 1996 Plan terminated effective January 17, 2006 and although we can no longer issue stock options out of the 1996 Plan, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998, 2006 and PyX Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

We did not grant any stock options to employees or members of our Board of Directors (Board) during the three months ended January 31, 2007, compared to option grants totaling 265,000 shares of our common stock in the same three-month period in fiscal 2006. The fair value of the unearned portion of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Employee and director stock-based compensation expense related to stock options in the accompanying condensed statements of operations (in thousands):

	Three Months Ended January 31, 2007	Three Months Ended January 31, 2006	Remaining Unamortized Expense
Stock option compensation	$204	$146	$1,770

The calculation of stock-based compensation and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted During Three Months Ended January 31, 2006	Options Granted During Three Months Ended January 31, 2007
Expected life (in years)	4.00	None Granted
Risk-free interest rate	4.375%
Volatility	97.46%
Dividend yield	0.00%
Forfeiture rate	5.47%

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

We award stock option grants to certain non-employee strategic business advisors as part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is recalculated on a monthly basis based on market price until vested. For the three months ended January 31, 2007 and 2006 we recorded $1,000 and $35,000, respectively, of compensation expense related to non-employee stock options.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the PyX Plan and the Director Plan at January 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Price	at 1/31/07	(years)	Price	at 1/31/07	Price
$ 0.00 -$ 1.00	706,500	4.3	$0.93	366,166	$0.91
$ 1.01 -$ 2.00	107,0007	3.9	$1.23	28,000	$1.64
$ 2.01 -$ 3.00	1,376,261	5.0	$2.33	681,091	$2.34
$ 3.01 -$ 4.00	94,664	4.3	$3.21	56,328	$3.21
$ 4.01 -$ 5.00	71,771	3.4	$4.59	69,668	$4.59
$ 5.01 -$ 6.00	15,000	4.1	$5.50	15,000	$5.50
$ 6.01 -$ 7.00	11,000	3.8	$6.91	8,664	$6.91
$ 7.01 -$ 8.00	25,000	3.9	$7.09	22,499	$7.09
$ 8.01 - $20.00	500	0.3	$18.38	500	$18.38
	2,407,696	4.7	$2.06	1,247,916	$2.23

The following table summarizes our stock option activity in the three months ended January 31, 2007:

	Number of options	Weighted Average Exercise Price
Outstanding at October 31, 2006	2,889,872	$2.27
Granted Stock Options	—	—
Exercised	—	—
Cancelled	(482,176)	3.32
Outstanding at January 31, 2007	2,407,696	$2.06
As of January 31, 2007:
Options exercisable	1,247,916	$2.23
Shares available for grant	310,202

There were no options granted or exercised during the three months ended January 31, 2007. The weighted average grant date fair value of options granted during the three months ended January 31, 2006 was $1.94 and the total intrinsic value of options exercised during the three months ended January 31, 2006 was $3,400.

Restricted Stock Awards

On March 21, 2006, our Board approved restricted stock grants to all employees in order to continue to motivate and retain our employees. The shares of restricted stock granted vest 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. A total of 297,000 restricted shares of our common stock have been issued to employees under the restricted stock grants. Since March 21, 2006, a total of 102,000 restricted shares issued to employees who have terminated their employment prior to vesting have been cancelled. The total fair value of the restricted stock grants on the date of issuance is $303,000 and is to be amortized over the 18-month vesting period. For the three ended January 31, 2007, we recorded $14,000 of amortization expense related to the restricted stock grants.

	Weighted Average Shares Unvested Stock Units	Average Grant Date Fair Value
Unvested at November 1, 2006	242,000	$1.04
Granted	—	—
Vested	—	—
Cancelled	(47,000)	1.04
Unvested at January 31, 2007	195,000	$1.04

Stock-For-Pay Plan

On January 12, 2006, our Board approved a company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board approved stock grants to all of our employees pursuant to the 1996 Plan and 2006 Plan. Effective April 1, 2006, the Board modified the 30% across the board reduction in employee base salaries to a cash salary reduction ranging from 10% to 38% of the employees’ base salaries, coupled with stock grants. The level of reduction of the cash portion of the salary for each employee is dependent on their respective position and base salary, and employees with lower salaries generally have lower reductions. A total of 991,641 shares of our common stock have been issued to employees since January 1, 2006 pursuant to the stock-for-pay plan. For the three months ended January 31, 2007 and 2006, we recorded approximately $71,000 and $80,000, respectively, of stock-based compensation associated with such stock grants.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees until further notice. A total of 158,295 shares of our common stock has been issued to Board members in lieu of such fees under the stock-for-pay plan since January 1, 2006. For the three months ended January 31, 2007 and 2006, we recorded approximately $0 and $11,000, respectively, of stock-based compensation and director expense associated with the stock-for-pay plan.

On August 21, 2006, the Board suspended the stock-for-pay program for all of our directors and officers, effective as of August 1, 2006 for all directors and August 16, 2006 for all officers. Despite suspension of the stock-for-pay program, the previously-announced salary reductions for the officers and cessation of cash compensation for the directors will remain in effect until such time as the Board shall determine. The Board adopted a bonus plan for the affected individuals that will pay a prescribed amount of cash or stock upon our completion of one of a number of specified milestones set forth in the written bonus plan, provided that the affected individual remains employed by the Company or a member of the Board at the time such milestone is achieved. All non-officer employees will remain on the stock-for-pay plan until such time as the Board shall determine.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R), restricted stock awards, stock-for-pay and non-employee consultant for the three months ended January 31, 2007 and 2006, which was allocated to product costs and operating expense as follows (in thousands):

	Three Months January 31, 2007	Three Months January 31, 2006

Cost of hardware products and other revenue	$15	$5
Product research and development	121	37
Sales and Marketing	47	56
General and administrative	107	347
Total	$290	$445

6.Revenue Recognition and Concentration of Risk:

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

We also account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36 months beginning in March 2006, which was the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36 months beginning with the month the software license is activated. In the three months ended January 31, 2007, we recognized $10,000 of software license fees to this customer and $10,000 of deferred revenue related to engineering services to this customer.

We typically charge annual software maintenance equal to 20% of the software license fees. With the exception of the one customer previously discussed, we defer all revenue related to the software license agreement until such time that we establish VSOE for the software maintenance fees. We also defer revenues that represent post-delivery engineering support until the engineering support has been completed and the software product is accepted.

In the first three months of fiscal 2007 and 2006, most of our sales were attributable to sales of hardware products related to our embedded hardware business. Our sales are derived from a limited number of Original Equipment Manufacturer (OEM) customers. Sales to Data Connection Limited (DCL), ACAL Technology Limited (ACAL), Nortel Networks (Nortel) and Option + accounted for 32%, 19%, 16% and 11% of our net sales, respectively, for the quarter ended January 31, 2007 as compared to sales to DCL, Nortel, and True Position, Inc., which accounted for 41%, 12% and 10% of our net sales, respectively, for the same quarter ended January 31, 2006. No other customer accounted for more than 10% of our net sales in either quarter. DCL and ACAL accounted for an aggregate of 64% of our accounts receivable at January 31, 2007. A significant reduction in orders from any of our OEM customers, or a failure to collect outstanding accounts receivable from any of our OEM customers, could have a material adverse effect on our business, operating results, financial condition and cash flows.

International sales constituted 63% and 58% of net sales for the three month periods ended January 31, 2007 and 2006, respectively. International sales are primarily executed in Europe with 51% and 44% of our sales to customers in the United Kingdom for the three-month periods ended January 31, 2007 and 2006, respectively. All international sales are executed in U.S. dollars.

7.Warranty Obligations and Other Guarantees:

The following is a summary of our agreements that we have determined are within the scope of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others— an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.

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

The following table sets forth an analysis of our warranty reserve (in thousands):

	January 31,	October 31,
	2007	2006
Warranty reserve at beginning of period	$13	$22
Less: Cost to service warranty obligations	(10)	(9)
Plus: Increases to reserves	4	—
Total warranty reserve included in other accrued expenses	$7	$13

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that we expect would enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of January 31, 2007 and October 31, 2006, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2007 and October 31, 2006, respectively.

8.Nasdaq Notice of Non-Compliance:

On July 14, 2006, we received a notice from The Nasdaq Stock Market (Nasdaq) indicating that for the preceding 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4310(c)(4) (the Rule). The notice stated that we had until January 10, 2007, to regain compliance with the Rule. On January 11, 2007, we received a notice from Nasdaq that our stock was subject to delisting due to our failure to regain compliance with the Rule. We filed an appeal of the staff’s determination to the Nasdaq Listings Qualifications Panel (the Panel). Delisting of our stock from Nasdaq is stayed pending the determination of the Panel. The appeals hearing was held on February 22, 2007 and we are awaiting the Panel’s determination. The Panel may grant us an extension such that if we complete a reverse stock split sufficient to increase our bid price to $1.00 or more prior to the extension date, our shares may remain listed on the Nasdaq Capital Market. We are seeking stockholder approval of such reverse split at the same time as we seek stockholder approval of the One Stop Systems transaction. We will need to comply with the Nasdaq initial listing criteria, which requires a $4.00 minimum bid price, in connection with the Neonode transaction so, if required, we may effect an additional reverse split in connection with that transaction.

9.Sale of Embedded Hardware Business:

On January 11, 2007, we entered into an Agreement for the Purchase and Sale of Assets with One Stop Systems, pursuant to which we agreed to sell all of the assets associated with our hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop Systems for $2.2 million in cash plus One Stop Systems’ assumption of the lease of our corporate headquarters building and certain equipment leases. Our hardware business represents substantially all of the Company’s revenue to date. The purchase price will be reduced dollar-for-dollar to the extent our hardware business inventory has a net book value of less than $680,000 as of the closing date. The purchase price will be increased dollar-for-dollar to the extent our hardware business inventory has a net book value of more than $800,000 as of the closing date. A total of $500,000 will be held back from the purchase price for a period of 60 days and will be used to pay certain liabilities of the embedded business and satisfy any indemnification obligations to One Stop Systems that arise under the asset purchase agreement during such period. Any funds not used will be released to us after 60 days.

The asset purchase agreement contains customary representations and warranties, covenants and closing conditions. In addition, we have agreed that for four years following the closing of the asset sale, we will not directly or indirectly engage in the hardware business or have any interest in any entity engaged in the hardware business. Each party has agreed to indemnify the other party for damages arising for any breach of any of the representations or warranties or covenants or obligations in the Purchase Agreement. We have also agreed to indemnify One Stop Systems for any liabilities arising out of the ownership or operation of the hardware business prior to the closing of the transaction. All representations, warranties and covenants will expire on the first anniversary of the closing. Our liability for indemnification claims made by One Stop Systems pursuant to the asset purchase agreement is capped at $2.2 million in the aggregate.

A special meeting of our stockholders has been scheduled for March 29, 2007 to approve this transaction and to approve a proposed 1 for 5 reverse stock split to enable us to comply with the Nasdaq Capital Market’s continued listing criteria. A proxy statement detailing the transaction and reverse stock split has been mailed to all our shareholders of record as of March 6, 2007.

10.Merger and Reorganization:

On January 19, 2007, we entered into an Agreement and Plan of Merger and Reorganization with Neonode.  It is anticipated that our name will be changed to “Neonode Inc.” upon completion of the merger. The securities offered in the merger will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Although the exact number of shares to be issued in the merger will be determined at closing according to a formula contained in the merger agreement, it is currently estimated that we will issue approximately 57 million shares of our common stock in exchange for outstanding shares of Neonode common stock and will assume Neonode’s options and warrants exercisable for approximately 17 million additional shares of our common stock.

We expect to complete the transaction in our third quarter of fiscal 2007, subject to satisfaction of closing conditions set forth in the merger agreement. In addition to customary closing conditions, the transaction is subject to the approval of both our and Neonode’s shareholders and a reverse split of our outstanding common stock. The number of shares referenced above is presented on a pre-split basis. After the merger is completed, the combined company's headquarters will be in Stockholm, Sweden, where Neonode’s corporate headquarters and research and development activities are located. The combined company’s stock is expected to continue to trade on the Nasdaq Capital Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" in Part II of this report.

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in our Form 10-K for the fiscal year ended October 31, 2006.

Management’s Discussion and Analysis

Overview

During the past twelve months, we experienced a decline in our sales volume of our embedded hardware products and a lack of market acceptance for our storage software that dramatically affected our operating cash flow. Because of the continuing decline of our cash balance, we have evaluated strategic alternatives to return the Company to cash flow positive and unlock value for our shareholders. Our Board of Directors and management believe that the best course of action is to sell our embedded hardware to One Stop Systems, Inc. (One Stop Systems), seek a buyer for our storage software business and merge with Neonode Inc. (Neonode).

On January 11, 2007, we signed an asset purchase agreement with One Stop Systems, pursuant to which we agreed to sell all of the assets associated with our hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop Systems for $2.2 million in cash and One Stop Systems’ assumption of the lease of our corporate headquarters building and certain equipment leases. A special meeting of our stockholders has been scheduled for March 29, 2007 to approve this transaction and to approve a proposed 1 for 5 reverse stock split to enable us to comply with the Nasdaq Capital Market’s continued listing criteria. A proxy statement detailing the transaction and reverse stock split has been mailed to all our shareholders of record as of March 6, 2007.

On January 19, 2007, we entered into a merger agreement with Neonode, a Delaware corporation. Neonode was founded in Sweden in 2001 to develop, manufacture and sell multimedia mobile phones with a focus on unique design, enhanced user experience and customization. Over the past four years Neonode developed a unique multimedia mobile phone that converts the functionality of a desktop computer to a mobile phone interface. Neonode’s multimedia mobile device is more than just a mobile phone. In addition to connecting to any GSM supported cellular telephone network, Neonode’s multimedia mobile phone allows the user to watch movies in full screen, play music videos, play music, take pictures with its two mega pixel camera and play games, all with internet pod casting capabilities. What makes Neonode’s mobile phone unique is that their patented user interface incorporates true one hand - on screen - navigation with a simple user interface that recognizes gestures rather than defined keys. As a result, Neonode’s unique interface allowed them to design and manufacture a mobile phone with a large display without physical buttons using the smallest form factor in the mobile phone industry. Neonode’s design is based is on their patented zForce ™ and Neno™ software technology. zForce™ is a new software based input system that supports one-hand navigation. It allows the user to operate the functionality of the phone with one finger. In February 2007, Neonode showcased its new mobile phone, the N2, at the 3GSM World Congress in Barcelona, Spain to critical acclaim.

Nasdaq has deemed that the merger transaction qualifies as a “reverse merger” under Nasdaq Marketplace Rule 4340(a). Therefore prior to consummation, the post-transaction company will be required to submit an initial listing application and meet all initial inclusion criteria on the Nasdaq Capital Market. It is anticipated that we will change our name to “Neonode Inc.” upon consummation of the merger. This transaction requires the approval of our stockholders, and we are in the process of preparing a proxy statement for such purpose.

Historically, we have been a designer, manufacturer and seller of embedded hardware products including wide area network (WAN) and local area network (LAN) network interface cards (NICs) and central processing units (CPUs) to original equipment manufacturers (OEMs) who embed our hardware products into their products for the communications markets. Our embedded hardware products perform critical, computing and Input/Output (I/O) tasks in diverse markets such as high-end enterprise level computing servers, Linux super-computing clusters, workstations, media gateways, routers and Internet access devices. Our embedded hardware business generates the overwhelming majority of our sales and net cash flow. When the divesture of our embedded hardware business to One Stop Systems is completed, we will no longer participate in the embedded hardware markets. We will transfer all our inventory and the engineering and test equipment associated with the embedded hardware business to One Stop Systems.

Since the purchase of PyX Technologies, Inc. in July 2005, we have been designing and providing software-based storage networking solutions for an extensive range of business critical applications, including Disk-to-Disk Back-up and Disaster Recovery. Our products deliver an affordable, expandable, and easy-to-use portfolio of software solutions designed to enable optimal performance and rapid deployment across a wide range of next generation storage systems. We sell standards-based storage software solutions to OEMs, system integrators and value added resellers (VARs) who embed our software into their IP storage area network (IP SAN) and network attached storage (NAS) systems to provide data storage solutions for the small and medium business (SMB) enterprise storage markets. Our storage software products have not gained wide acceptance in the storage markets and have not generated significant sales, to date. We are evaluating strategic alternatives regarding our storage software business, including selling the business.

Our business is characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the communications and data storage markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. DCL was our largest customer, representing 32% and 41% of our sales in the first quarters of fiscal 2007 and 2006, respectively.

During the quarters ended January 31, 2007 and 2006, $154,000, or 13% of sales, and $78,000 or 5% of our sales, respectively, were sold to distributors. Our reserves for distributor programs totaled approximately $7,000 and $13,000 as of January 31, 2007 and October 31, 2006, respectively.

On January 31, 2007, we had a sales backlog of product orders of approximately $1.4 million compared to a sales backlog of product orders of approximately $1.1 million at October 31, 2006. Substantially all of our sales backlog at January 31, 2007 is associated with the embedded business that we are selling to One Stop Systems.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Judgments are required in evaluating the creditworthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars. The software component of our hardware products is considered incidental. Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale.

When selling hardware, our agreements with OEMs such as DCL and Nortel, typically incorporate clauses reflecting the following understandings:

•	all prices are fixed and determinable at the time of sale;

•	title and risk of loss pass at the time of shipment (FOB shipping point);

•	collectibility of the sales price is probable (the OEM is creditworthy, the OEM is obligated to pay and such obligation is not contingent on the ultimate sale of the OEM’s integrated solution);

•	the OEM’s obligation to us will not be changed in the event of theft or physical destruction or damage of the product;

•	we do not have significant obligations for future performance to directly assist in the resale of the product by the OEMs; and

•	there is no contractual right of return other than for defective products.

Our agreements with our distributors include certain product rotation and price protection rights. All distributors have the right to rotate slow-moving products once during each fiscal quarter. The maximum dollar value of inventory eligible for rotation is equal to 25% of our products purchased by the distributor during the previous quarter. In order to take advantage of their product rotation rights, the distributors must order and take delivery of additional products of ours equal to at least the dollar value of the products that they want to rotate.

Each distributor is also allowed certain price protection rights. If and when we reduce or plan to reduce the price of any of our products and the distributor is holding any of the affected products in inventory, we will credit the distributor the difference in price when they place their next order with us. We record an allowance for price protection at the time of the price reduction, thereby reducing our net sales and accounts receivable. The allowance is based on the price difference of the inventory held by our stocking distributors at the time we expect to reduce selling prices. We believe we are able to fully evaluate potential returns and adjustments and continue to recognize the sale based on shipment to our distributors. Reserves for the right of return and restocking are established based on the requirements of Statement of Financial Accounting Standards 48, Revenue Recognition when Right of Return Exists.

Software Products

We derive revenues from the following sources: (1) software, which includes new iSCSI software licenses and (2) consulting services. We account for the licensing of software in accordance with of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post-delivery support, upgrades and similar services. We typically charge annual software maintenance equal to 20% of the software license fees.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is reasonably assured. We initially defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for the maintenance fee related to our software products. We also defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted.

For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36 months beginning in March 2006, which was the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36 months beginning with the month the software license is activated. In the three months ended January 31, 2007, we recognized $10,000 of software license fees for this customer and $10,000 of deferred revenue related to engineering services to this customer.

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

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of January 31, 2007 and October 31, 2006. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

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

New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning November 1, 2007. We are currently evaluating this interpretation to determine if it will have a material impact on our financial statements.

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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three-month periods ended January 31, 2007 and 2006. These operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended January 31,
	2007	2006
Net sales	100%	100%
Amortization and impairment of acquired software and intellectual property	16	73
Cost of hardware and other revenue	61	57
Product research and development	48	68
Sales and marketing	30	43
General and administrative	38	55
Total operating expenses	193	296
Operating loss	(93)	(196)
Interest income and provision for income taxes	—	1
Net loss	(93)%	(195)%

Net Sales

Net sales for the first quarter of fiscal 2007 was $1.2 million, a 14% decrease from $1.4 million in the first quarter of fiscal 2006. This decrease was primarily attributable to a decrease in shipments of our Highwire products. Sales to DCL, ACAL, Nortel and Option + accounted for 32%, 19%, 16% and 11% of our net sales, respectively, for the quarter ended January 31, 2007. DCL, Nortel and True Position, Inc. accounted for 41%, 12% and 10% of our net sales, respectively, for the quarter ended January 31, 2006.

Sales by product

Product	Three Months Ended January 31, 2007		Three Months Ended January 31, 2006
Adapter	$742,000	61%	$737,000	53%
HighWire	425,000	35%	592,000	42%
Legacy & other hardware	20,000	2%	61,000	4%
Storage software	20,000	2%	10,000	1%
Total	$1,207,000		$1,400,000

Our adapter products are used primarily in edge-of-the-network applications such as Virtual Private Network (VPN) and other routers, Voice over Internet Protocol (VoIP) gateways and security devices, whereas our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices.

While we anticipated an increase in the sales volume of our storage software, adapter and HighWire products as certain of our prior design wins went into production and our software products gained market acceptance, the expected sales growth did not occur. Because of the decline in our sales volume and the lack of market acceptance for our storage software, we evaluated strategic alternatives to enhance shareholder value. As a result of our evaluation, we entered into an agreement to sell our embedded hardware business to One Stop Systems, a manufacturer of industrial-grade computing systems and components, and an agreement to merge with Neonode, a designer and manufacturer of mobile multi-media telephones. After the proposed sale of the embedded business and merger transactions are completed, we will no longer be active in the embedded hardware business and will change our name to “Neonode Inc.” and be active in the design and manufacturing of mobile multi-media telephones with patented buttonless touch screen mobile phones and gesture-based user interfaces.

During the quarters ended January 31, 2007 and 2006, $154,000, or 13% of sales and $78,000 or 5% of our sales, respectively, were sold to distributors.

On January 31, 2007, we had a sales backlog of product orders of approximately $1.4 million compared to a sales backlog of product orders of approximately $1.1 million at October 31, 2006. Substantially all of our sales backlog at January 31, 2007 is associated with the embedded business that we are selling to One Stop Systems.

International sales constituted 63% and 58% of net sales for the three-month periods ended January 31, 2007 and 2006, respectively. International sales are primarily executed in Europe with 51% and 44% of our sales to customers in the United Kingdom for the three-month periods ended January 31, 2007 and 2006, respectively. All international sales are executed in U.S. dollars.

Amortization and Impairment of Purchased Software and Intellectual Property

We recorded a software asset totaling $12.4 million when we acquired PyX in 2005. We also continually upgrade our software by enhancing the existing features of our products and by adding new features and products. We often evaluate whether to develop these new offerings in-house or whether we can achieve a greater return on investment by purchasing or licensing software from third parties. Based on our evaluations, we have purchased or licensed various software for resale since 1996.

Recurring amortization of capitalized software and intellectual property costs totaled $188,000 for the three months ended January 31, 2007 compared to $1.2 million for the three months ended January 31, 2006 and is included in amortization and impairment of acquired software and intellectual property in our Condensed Statements of Operations. The decrease in amortization of purchased software and intellectual property in 2007 over 2006 was due to the write down to expected realizable value in fiscal 2006 of our software asset that we acquired in the PyX acquisition.

In the fiscal year ended October 31, 2006, we recorded an asset impairment charge of $6.5 million against our earnings for the year, reducing our storage software asset to $1.3 million at November 1, 2006. Prior to the write-down, we amortized our storage software asset over 36 months at the rate of $339,000 per month. We began to amortize the remaining $1.3 million software asset over the remaining 21 month amortization period at the rate of $63,000 per month, effective November 1, 2006.

Cost of Hardware Products and Other Revenue

Cost of hardware products and other revenues consists of the direct and indirect costs of our manufactured hardware products and the costs related to the personnel in our operations and production departments including share-based payment compensation expense associated with the implementation of SFAS 123(R). Cost of hardware products and other revenues for the three months ended January 31, 2007 decreased by 9% to $734,000 compared with $803,000 for the three months ended January 31, 2006. The decrease in cost of hardware products and other revenue in absolute dollars for both of the comparative fiscal periods was principally due to a lower volume of hardware sales that decreased the total direct and indirect cost of our manufactured products.

Included in cost of hardware products and other revenue expense for the first quarter of fiscal 2007 is $15,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123(R) and the issuance of restricted stock to employees compared to $5,000 for the same quarter in fiscal 2006.

Gross profit is calculated as net sales less the cost of hardware and other revenue. Gross profit as a percentage of net sales was 39% and 43% for the three-month periods ended January 31, 2007 and 2006, respectively. The decrease in our gross profit margin in our first quarter of fiscal 2007 as compared to 2006 is related to the reduction in sales of higher gross margin products combined with a change to the product mix of our sales and a lower sales volume not efficiently absorbing our second line production costs.

Product Research and Development

Product research and development (R&D) expenses for the three months ended January 31, 2007 were $585,000, a 38% decrease over $946,000 in the same quarter of fiscal 2006. The decrease in R&D in 2007 as compared to 2006 is primarily the result of an 89% decrease in cash spending for materials and consultants working on development projects.

Included in R&D expense for the first quarter of fiscal 2007 is $121,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123(R) and the issuance of restricted stock to employees compared to $37,000 for the same quarter in fiscal 2006.

With the planned sale of our embedded hardware business and lack of market acceptance for our storage software products, we reduced our R&D budget significantly and have focused our R&D efforts on key storage management features to enhance the value of our storage software business.

We did not capitalize any internal software development costs in the three months ended January 31, 2007 or 2006 and do not expect to capitalize internal software development costs in the future.

Sales and Marketing

Sales and marketing expenses for first quarter of fiscal 2007 were 364,000, a 39% decrease from 598,000 in the same quarter of fiscal 2006. This decrease is primarily related to a decrease in headcount. We had eight employees in our sales and marketing groups in the three months ended January 31, 2007 compared to 13 in three months ended January 31, 2006. We also decreased our marketing expenditures by 62% in the three months ended January 31, 2007 compared to the same three month period in 2006 as a result of reduced cash expenditures across the company.

Included in sales and marketing expense for the first quarter of fiscal 2007 is $47,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense under SFAS 123(R) and the issuance of restricted stock to employees compared to $56,000 for the same quarter in fiscal 2006.

We are not currently planning to attend trade shows or engage in product marketing activities other than via our Web site and word of mouth.

General and Administrative

General and administrative expenses for the first quarter of fiscal 2007 were $462,000, a 40% decrease from $771,000 in the same quarter of fiscal 2006. This decrease is primarily due to $347,000 of non-cash stock-based compensation expense in the first quarter of fiscal 2006 compared to $107,000 for the quarter ended January 31, 2007.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $1.1 million in the first quarter of fiscal 2007, as compared to a net loss of $2.7 million in the first quarter of fiscal 2006.

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

Liquidity and Capital Resources

As of January 31, 2007, we had $443,000 in cash, and we are not generating cash from operations and have been incurring significant net losses. Unless we are able to increase our revenues or decrease expenses substantially, we will not have sufficient cash generated from our business activities to support our operations for the next 12 months. We have embarked on multiple initiatives to address this problem and maximize shareholder value. We signed definitive agreements to sell our hardware business to One Stop Systems and merge our remaining company operations with Neonode. The majority of our cash flow from operations and our operating expenses have been generated from our embedded hardware business that we are selling. We are seeking to close the sale of our embedded hardware business in our second fiscal quarter of 2007. We expect the $2.2 million cash proceeds from the sale of our embedded hardware business to be sufficient to support our remaining operations until the Neonode transaction closes, or for at least the next 12 months if the merger is delayed. We are also considering other strategic alternatives including liquidation and selling our storage software business.

If the projected sales of our storage software products do not materialize or we are unable to consummate the sale of our embedded hardware business and the merger transaction, we will need to reduce expenses further and raise additional capital through customer prepayments or the issuance of debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity after the merger with Neonode is completed will be affected by, among other things:

•	actual versus anticipated sales of Neonode’s products;

•	our actual versus anticipated operating expenses;

•	the timing of Neonode’s product shipments;

•	our actual versus anticipated Neonode’s gross profit margin;

•	our ability to raise additional capital, if necessary; and

•	our ability to secure credit facilities, if necessary.

We had cash and cash equivalents of $443,000 and $1.2 million on January 31, 2007 and October 31, 2006, respectively. In the three-month period ended January 31, 2007 $700,000 of cash was used by operating activities, primarily as a result of net losses. Our cash used was reduced by an amortization and depreciation expense of $242,000 related to property and equipment and capitalized software and $290,000 of stock-based compensation expense that are included in the $1.1 million net loss but did not require cash. Our working capital (current assets less current liabilities) at January 31, 2007 was $1.1 million, as compared to $1.7 million at October 31, 2006.

In the three months ended January 31,2007, we purchased $4,000 of fixed assets, consisting primarily of computers and engineering equipment.

We continue to pursue cost cutting measures to reduce our cash expenditures. In January 2006, we reduced the salaries for all officers and employees ranging from 10% to 40% and eliminated the cash fees paid to our Board. For the period from January 31, 2006 through August 31, 2006 payrolls, officer and employees were paid a portion of their salaries in shares of our common stock and our Board’s monthly fees were paid entirely in our common stock. In August 2006, our Board suspended the stock-for-pay program for all directors and officers. Despite the suspension of the stock-for-pay program, the previously-announced salary reductions for officers and cessation of cash Board compensation will remain in effect until such time as the Board shall determine. The stock-for-pay program has continued for our non-officer employees. In addition to the salary reductions, we continue to reduce cash expenditures across the company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis, principally in money market instruments with maturities of less than three months. We have no other investments with significant interest rate risks. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2006, there has been no change in our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of January 31, 2007 was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  As a result of this evaluation, and since we continue to have a material weakness in our accounting for software revenue recognition, our Chief Executive Officer and Chief Financial Officer have determined that our internal controls are ineffective.

During the quarter ended January 31, 2007, our independent registered public accounting firm communicated to management and the audit committee a material weakness arising out of an adjustment to revenue related to our software contracts which they identified during their review of our interim condensed consolidated financial statements. The material weakness identified pertains to our revenue recognition policies and procedures for software arrangements, which is new to us, and not adequately robust to identify vendor specific objective evidence and separate multiple element arrangements.  We are working to establish policies and procedures in this area.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. Other Information

Item 1.A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the risks described below.

We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K for the year ended October 31, 2006.

Risks Related to Our Business

Our future capital needs will require us to seek a merger partner and sell all or portions of our operating assets.

Our existing cash balances and our anticipated cash flow from operations will not satisfy our working capital needs for the foreseeable future. Because of the decline in our sales volume and the lack of market acceptance for our storage software, we evaluated strategic alternatives to enhance shareholder value. As a result of our evaluation, we entered into an agreement to sell our embedded hardware business to One Stop Systems for $2.2 million in cash and the assumption of the lease on our headquarters building. We also signed an agreement to merge with Neonode. Both of these transactions are subject to the approval of our stockholders. After the sale of the embedded business and merger are completed, we will no longer be active in the embedded hardware business and will change our name to “Neonode Inc.” and be active in the design and manufacturing of mobile telephones. Historically, the overwhelming majority of our cash flow from operations has been generated from our embedded hardware business that we are selling and after the sale of that business our future cash flow will be wholly dependent on Neonode’s ability to execute on its business plan.

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

Our storage software products are highly technical and complex. While our storage software products have been tested, because of their nature, we can not be certain of their performance either as stand-alone products or when integrated with our customer’s product lines. There can be no assurance that defects or errors will not arise or be discovered in the future. Any defects or errors in our storage software products discovered in the future could result in a loss of customers or decrease in net revenue and market share.

We depend upon a small number of OEM customers. The loss of any of these customers, or their failure to sell their products, could limit our ability to generate revenues.

Orders by our OEM customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations may have a material adverse effect on our operating results. A significant reduction in orders from any of our OEM customers could have a material adverse effect on our operating results, financial condition and cash flows.

Because of our dependence on single suppliers for some components, we may be unable to obtain an adequate supply of such components, or we may be required to pay higher prices or purchase components of lesser quality.

The chip sets used in some of our products are currently available only from a single supplier. If this supplier discontinues or upgrades some of the components used in our products, we could be required to redesign a product to incorporate newer or alternative technology. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, would have a material adverse effect on our business, operating results, financial condition and cash flows. If sufficient components are unavailable, we may be required to pay a premium in order to meet customer demand. Paying premiums for parts, building inventories of scarce parts and obsolescence of existing inventories could lower or eliminate our profit margin, reduce our cash flow and otherwise harm our business. To offset potential component shortages, we have in the past, and may in the future, carry an inventory of these components. As a result, our inventory of components parts may become obsolete and result in write-downs.

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

The development of new or enhanced products is a complex and uncertain process. As we develop new features for our storage software, our customers may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate any net revenue from sales of the products resulting from these efforts. We expect to incur additional research and development expenses relating to our storage software product lines which could have a negative impact on our earnings in future periods.

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

Increased competition with respect to any of our products could result in price reductions and loss of market share which would adversely affect our business, operating results, financial condition and cash flows. Many of our current and potential competitors have greater financial, marketing, technical and other resources than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or will be able to compete successfully with new competitors.

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

We may be unable to protect our software which could reduce any competitive advantage we have.

Although we believe that our future success will depend primarily on continuing innovation, sales, marketing and technical expertise and the quality of product support and customer relations, we must also protect the proprietary technology contained in our products. We do not currently hold any patents and rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect proprietary rights in our products. There can be no assurance that steps taken by us in this regard will be adequate to deter misappropriation or independent third party development of our technology. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us.

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

If we continue to experience losses, we could experience difficulty meeting our business plan and our stock price could be negatively affected.

We experienced a decline in our sales volume of our embedded hardware products and a lack of market acceptance for our storage software that dramatically affected our operating cash flow. If we are unable to gain market acceptance of our storage software solutions, we will experience continuing operating losses and negative cash flow from our operations. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock. We anticipate that we will continue to incur product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues if we are to achieve and maintain profitability. A substantial failure to achieve profitability could make it difficult or impossible for us to grow our business. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase revenues would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our merger with Neonode Inc. may not produce the desired results.

In September 2006, our Board of Directors and management determined that the best course of action was to consider selling our embedded hardware and storage software businesses and to consider seeking a viable merger candidate. On January 11, 2007, we signed an asset purchase agreement with One Stop Systems to purchase our embedded hardware business for $2.2 million cash plus the assumption of our corporate headquarters office lease and a lease for certain engineering equipment. When the divesture of our embedded hardware business is completed, we will no longer participate in the embedded hardware markets. On January 19, 2007, we entered into an Agreement and Plan of Merger and Reorganization, with Neonode Inc.  It is anticipated that our name will be changed to “Neonode Inc.” in connection with the completion of the merger.

There can be no assurance that we will be successful in obtaining the required approval of our stockholders to consummate the asset sale and the merger. Even if we obtain the requisite approval, we may not be successful in increasing shareholder value and our stock price may be negatively affected.

* Our common stock is at risk for delisting from the Nasdaq Capital Market. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 and minimum stockholders’ equity of $2.5 million. Our stockholders’ equity as of January 31, 2007 was approximately $2,482,000 and our closing bid price on January 31, 2007 was $0.56.

On July 14, 2006, we received a notice from The Nasdaq Stock Market (Nasdaq) indicating that for 30 consecutive business days prior to the notification date, the bid price of our common stock closed below the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4310(c)(4) (the Rule). On January 11, 2007, we received a notice from Nasdaq that our stock is subject to delisting due to our inability to comply with the Rule and that we would not be given an additional 180-day compliance period. Our shareholders’ equity was less than the required $5.0 million and the market value of our public float was less than the required $5.0 million. We filed an appeal of the staff’s determination to a Listings Qualifications Panel (Panel). Delisting of our stock from Nasdaq is stayed pending the determination of the Listings Qualifications Panel. The appeals hearing was held on February 22, 2007 and we are awaiting the Panel’s determination. The Panel may grant us an extension such that if we complete a stock split sufficient to increase our bid price to $1.00 or more prior to the extension date, our shares may remain listed on the Nasdaq Capital Market. We are seeking stockholder approval of such reverse split at the same time as we seek stockholder approval of the One Stop Systems transaction. We will need to comply with the Nasdaq initial listing criteria, which requires a $4.00 minimum bid price, in connection with the Neonode transaction so we may effect an additional reverse split in connection with that transaction.

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

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain other provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control or management which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

Item 6.  Exhibits and Reports on Form 8-K

(a)(3) List of Exhibits

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement with One Stop Systems, Inc., dated January 11, 2007.

2.2(2)	Agreement and Plan of Merger and Reorganization, with Neonode Inc., dated January 19, 2007.

3.1(3)	Certificate of Incorporation, as amended through December 15, 1997.

3.2(4)	Bylaws, as amended through December 8, 1998.

3.3(5)	Certificate of Amendment of Certificate of Incorporation, dated March 26, 2004.

10.1(6)*	1996 Stock Option Plan, as amended.

10.2(6)*	2001 Non-Employee Directors' Stock Option Plan, as amended.

10.3(6)	1992 Employee Stock Purchase Plan, as amended.

10.4(6)	1998 Non-Officer Stock Option Plan as amended.

10.5(7)	2005 PyX Technologies Stock Option Plan.

10.6(8)	2006 Equity Incentive Plan.

10.7(9)	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 between the Company and Alexander Properties Company.

10.8(10)+
Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation.

10.9(11)	Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price).

10.10(11)	Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price).

10.11(12)	Unit Subscription Agreement, dated May 4, 2005, by and between SBE, Inc. and the other parties thereto.

10.12(12)	Agreement and Plan of Merger and Reorganization, dated March 28, 2005, by and among SBE, Inc., PyX Acquisition Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.

10.13(12)	Investor Rights Agreement, dated July 26, 2005, between SBE, Inc. and the investors listed on Exhibit A thereto.

10.14(12)	Form of Warrant issued on July 26, 2005.

10.15(13)	Executive Severance Benefits Agreement between the Company and Leo Fang, dated May 24, 2006.

10.16	Executive Severance Benefits Agreement between the Company and Kenneth G. Yamamoto, dated March 21, 2006.

10.17(14)	Executive Severance Benefits Agreement between the Company and David W. Brunton, dated April 12, 2004.

10.18(14)	Executive Severance Benefits Agreement between the Company and Kirk Anderson, dated April 12, 2004.

10.19(15)	Executive Severance Benefits Agreement between the Company and Nelson Abal, dated August 4, 2006.

10.20(16)	Director and Officer Bonus Plan, dated September 21, 2006.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation SK.

+	Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.

(1)	Filed as an exhibit to Current Report on Form 8-K dated January 12, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.

(6)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to Registration Statement on Form S-8 dated September 20, 2005 and incorporated herein by reference.

(8)	Filed as an exhibit to Registration Statement on Form S-8 dated March 24, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.

(10)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended April 30, 1001.

(11)	Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to Proxy Statement on Form 14A dated June 24, 2005 and incorporated herein by reference.

(13)	Filed as an exhibit to Current Report on Form 8-K dated May 26, 2006 and incorporated herein by reference.

(14)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(15)	Filed as an exhibit to Current Report on Form 8-K dated August 7, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to Current Report on Form 8-K dated September 21, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 16, 2007.

SBE, Inc.
Registrant

Date: March 16, 2007	By:	/s/ Kenneth Yamamoto
Kenneth Yamamoto
Chief Executive Officer and President (Principal Executive Officer)

Date: March 16, 2007	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)