Form 10-Q
period 2007-04-30
SBE INC
filed 2007-06-11
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

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

The number of shares of registrant's common stock outstanding as of May 25, 2007 was 2,254,087.

SBE, INC.

INDEX TO APRIL 30, 2007 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements

Condensed Balance Sheets as of
April 30, 2007 (unaudited) and October 31, 2006		4

Condensed Statements of Operations for the
three and six months ended April 30, 2007 and 2006 (unaudited)		5

Condensed Statements of Cash Flows for the
six months ended April 30, 2007 and 2006 (unaudited)		6

Notes to Condensed Financial Statements		7

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about
	Market Risk	32

Item 4	Controls and Procedures	33

PART II Other Information

Item 1A	Risk Factors	33

Item 4	Submission of Matters to a Vote of Security Holders	38

Item 6	Exhibits	38

SIGNATURES		42

EXHIBITS		43

PART I.  Financial Information
Item 1.  Financial Statements

SBE, INC.
CONDENSED BALANCE SHEETS
(In thousands)
	April 30,	October 31,
	2007	2006 (A)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$1,147
Trade accounts receivable, net	102	930
Other	750	177
Current assets from discontinued operations (B)	---	739
Total current assets	2,091	2,993

Property, plant and equipment, net	139	231
Capitalized software costs, net	939	1,314
Other	4	5
Non-current assets from discontinued operations (B)	---	325
Total assets	$3,173	$4,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$91	$557
Accrued payroll and employee benefits	17	105
Capital lease obligations - current portion	34	33
Deferred revenues	303	432
Other accrued expenses	128	144
Current liabilities from discontinued operations (B)	---	21
Total current liabilities	573	1,292

Capital lease obligations, net of current portion	61	65
Long-term liabilities from discontinued operations (B)	---	190
Total long-term liabilities	61	255

Total liabilities	634	1,547

Commitments (note 7)

Stockholders' equity:
Common stock	35,638	35,186
Accumulated deficit	(33,099)	(31,865)
Total stockholders' equity	2,539	3,321
Total liabilities and stockholders' equity	$3,173	$4,868

(A) Derived from audited financial statements
(B)  See Note 1 to the condensed financial statements for information related to discontinued operations

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended			Six months ended
	April 30,			April 30,
	2007	2006		2007	2006

Net revenue	$27	$	---	$49	$10

Operating expenses
Amortization and impairment of acquired
software and intellectual property	188		1,023	375	2,046
Product research and development	252		498	611	1,069
Sales and marketing	91		326	273	618
General and administrative	724		756	1,186	1,538

Total operating expenses	1,255		2,603	2,445	5,271

Operating loss from continuing operations	(1,228)		(2,603)	(2,396)	(5,261)

Interest income	4		12	4	29
Provision for income taxes	---		---	(4)	(5)

Loss from continuing operations	(1,224)		(2,591)	(2,396)	(5,237)

Loss from discontinued operations	(224)		(438)	(181)	(520
Gain on sale of discontinued operations	1,343		---	1,343	---
Net income (loss) from discontinued
Operations (B)	1,119		(438)	1,162	(520)

Net loss	$(105)		$(3,029)	$(1,234)	$(5,757)

Basic and diluted income (loss) per share
Continuing operations	$(0.55)		$(1.28)	$(1.08)	$(2.62)
Discontinued operations (B)	$0.50		$(0.22)	$0.52	$(0.26)

Basic and diluted loss per share	$(0.05)		$(1.50)	$(0.56)	$(2.88)

Basic and diluted - weighted average
shares used in per share computations	2,233		2,025	2,221	2,002

(B) See Note 1 to the condensed financial statements for information related to discontinued operations
See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	April 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,234)		$(5,757)
Adjustments to reconcile net loss to net cash
used by operating activities:
Equity based compensation expense	451		1,108
Depreciation and amortization	468		2,165
Impairment of capitalized software	---		256
Gain on sale of hardware business	(1,343)		---
Changes in operating assets and liabilities:
Accounts receivable	828		(31)
Inventories	---		95
Other assets	(72)		74
Trade accounts payable	(466)		174
Other accrued liabilities	(236)		97
Net cash used by operating activities	(1,604)		(1,819)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4)		(167)
Capitalized software costs	---		(40)
Cash proceeds from sale of hardware business	1,700		---
Net cash provided (used) in investing activities	1,696		(207)

Cash flows from financing activities:
Stock offering expense	---		(2)
Proceeds from exercise of stock options	---		39
Net cash provided by financing activities	---		37

Net increase (decrease) in cash and cash equivalents	92		(1,989)

Cash and cash equivalents at beginning of period	1,147		3,632
Cash and cash equivalents at end of period	$1,239		$1,643

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Non-cash receivable related to sale of hardware business	$500	$	---
Non-cash reduction in liabilities related to sale of hardware business	$209	$	---
Non-cash reduction in assets related to sale of hardware business	$1,066	$	---

See notes to condensed financial statements.

SBE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Period Reporting:

These condensed consolidated financial statements of SBE, Inc. (the Company) are unaudited and include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six months ended April 30, 2007 are not necessarily indicative of expected results for the full 2007 fiscal year.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended October 31, 2006.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of April 30, 2007, we had cash and cash equivalents on hand of $1.2 million with cash used in operations of approximately $1.6 million in the six months ended April 30, 2007 and an accumulated deficit of approximately $33.1 million.  Our ability to continue as a going concern is dependent on our ability to complete the merger transaction with Neonode Inc. (Neonode). Our independent registered public accountants stated in their opinion for the year ended October 31, 2006 that there is substantial doubt about our ability to continue as a going concern.

On May 29, 2007, pursuant to Amendment Number 1 to the merger agreement with Neonode, we advanced Neonode $500,000 under an interest bearing secured note payable and are committed to advancing an additional $500,000 on or before June 15, 2007. As of June 6, 2007 we had $1.3 million in cash and we expect our cash balance, after advances to Neonode, will be adequate to fund our operations until the merger is consummated. If we are unable to consummate our proposed merger with Neonode or Neonode is unable to repay the notes on September 30, 2007,as required, we will be forced to seek credit line facilities from financial institutions and/or additional equity investment. No assurances can be given that we would be successful in obtaining such additional financing on reasonable terms, or at all.

Sale of Embedded Hardware Business

On March 30, 2007, we sold all of the assets associated with our hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop Systems, Inc. (One Stop Systems or One Stop) for $2.2 million in cash plus One Stop Systems’ assumption of the lease of our corporate headquarters building and certain equipment leases. We received $1.7 million in cash on the date of the sale and received an additional $500,000 in cash on June 5, 2007. Our hardware business represents substantially all of our revenue to date.

The balance sheets as of April 30, 2007 and October 31, 2006 and the statements of operations for the three and six months ended April 30, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business.

We recorded a $1.3 million gain on the sale of our hardware business to One Stop. The gain is based on the difference between the proceeds received and liabilities assumed from/by One Stop and the carrying value of the assets transferred to One Stop.

Gain on the sale of hardware business (in thousands)
Cash and escrow receivable	$2,200
Liabilities assumed	209
Total consideration	2,409
Less basis of assets transferred in sale
Inventory	741
Plant property & equipment	277
Other assets	48
Total basis of transferred assets	1,066
Gain on Sale	$1,343

Merger and Reorganization:

On January 19, 2007, we entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement) with Neonode, a Delaware corporation.  It is anticipated that our name will be changed to “Neonode Inc.” upon completion of the merger. The securities offered in the merger will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Amendment No. 1 to the Merger Agreement:

On May 18, 2007, SBE and Neonode entered into Amendment No. 1 to the Agreement and Plan of Merger and Reorganization (the Amendment). The Amendment amends the Merger Agreement as follows:

(i)	extends the date on which the parties may terminate the merger agreement if closing hasn’t occurred from May 31, 2007 to September 30, 2007;and

(ii)
specifies that upon closing of the merger, each outstanding share of Neonode common stock will be converted into the right to receive 3.5319 shares of SBE common stock, subject to adjustment for stock splits, combinations, reclassifications, reorganizations or similar corporate transactions; and

(iii)	allows for the issuance by SBE and Neonode of certain securities prior to the closing, including securities to be issued in connection with the loan of $1,000,000 from SBE to Neonode; and

(iv)	provides for the update of certain of the representations and warranties and the respective disclosure schedules of the parties.

It is currently estimated that we will issue approximately 20.3 million shares of our common stock in exchange for outstanding shares of Neonode common stock, and will assume Neonode’s options and warrants exercisable for approximately 7.8 million additional shares of our common stock.

Note Purchase Agreement:

On May 18, 2007, we entered into a Note Purchase Agreement with Neonode pursuant to which we agreed to loan $1,000,000 to Neonode for working capital purposes (the Loan). The Loan is evidenced by a Senior Secured Note (the Note) that is repayable on September 30, 2007, bears an interest rate of 6% per annum and is secured by all of Neonode’s stock in Neonode AB, its operating subsidiary, and a pledge of the shares of the three principal Neonode stockholders. In the event that the merger is consummated pursuant to the terms of the Merger Agreement, as amended, the Note and all accrued interest thereon will automatically be cancelled without further obligation on the part of Neonode. In the event the merger is not completed by September 30, 2007, Neonode is obligated to repay the note plus accrued interest. If Neonode is unable to repay the loan and accrued interest, we will be adversely affected and may not have sufficient cash to continue our operations.

We expect to complete the merger transaction in our third quarter of fiscal 2007, subject to satisfaction of closing conditions set forth in the Merger Agreement. In addition to customary closing conditions, the transaction is subject to the approval of both our and Neonode’s shareholders and may require a reverse split of our outstanding common stock concurrent with the culmination of the merger. After the merger is completed, the combined company's headquarters will be in Stockholm, Sweden, where Neonode’s corporate headquarters and research and development activities are located. The combined company’s stock is expected to continue to trade on the Nasdaq Capital Market.

Reverse Stock Split

On April 2, 2007 we effected a one for five reverse stock split. The one for five reverse stock split has been reflected in the weighted average shares outstanding used to calculate the loss per share amounts presented in these financial statements. In addition, all amounts in Note 5 Stock-Based Compensation have been adjusted to reflect the one for five reverse stock split.

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

2. Inventories:

All of the inventory related to the embedded hardware business and was transferred to One Stop upon consummation of the asset sale transaction on March 30, 2007. The net book value of the inventory sold to One Stop was $741,000 at March 30, 2007.

3. Capitalized Software:

Capitalized software costs comprised the following (in thousands):

April 30,	October 31,
	2007	2006
Purchased software	$14,217	$14,217
Less accumulated amortization	(13,278)	(12,903)
	$939	$1,314

Capitalized software costs consist of software relating to current products and the design of future Internet Small Computer System Interface (iSCSI) software products acquired with our acquisition of PyX on July 26, 2005. We did not capitalize any purchased software in the first six months of fiscal 2007 compared to $40,000 in the six months ended April 30, 2006. Amortization of capitalized software costs totaled $188,000 and $375,000 for the three and six months ended April 30, 2007 and $1,279,000 and $2,301,000 for the three and six months ended April 30, 2006, respectively. In addition, in the three months ended April 30, 2006, we wrote-off $256,000 of capitalized software development costs related to our discontinued Voice over IP (VoIP) products. This write-off is included in our product research and development expense for the three and six months ended April 30, 2006.

We are amortizing the $0.9 million balance of capitalized software at April 30, 2007 to amortization and impairment of acquired software and intellectual property on a straight line basis over a remaining period of 15 months, which is the remaining expected useful life and does not materially differ from the expected cash inflow from the sale of products related to the acquired storage software product line.  It is our belief that no impairment to the remaining $0.9 million balance of our software asset exists as of April 30, 2007.

4. Net Loss Per Share: (adjusted for one for five reverse stock split effective April 2, 2007)

Basic and diluted loss per common share for the three and six months ended April 30, 2007 and 2006 was computed by dividing the net loss for each period by the weighted average number of shares of common stock outstanding for each period. Common stock equivalents for the three months and six months ended April 30, 2007 and 2006 were anti-dilutive, and as such were not included in the calculation of diluted net income per share.

	Three Months Ended		Six Months Ended
(in thousands)	April 30,		April 30,
	2007	2006	2007	2006
Common Stock Equivalents
Employee stock options	25	463 27	492

Loss per share is calculated as follows:
	Three months ended			Six months ended
(in thousands, except per share amounts)	April 30,			April 30,
	2007	2006		2007	2006
BASIC AND DILUTED
Weighted average number of
common shares outstanding	2,233		2,025	2,221	2,002
Number of shares for computation of
net income (loss) per share	2,233		2,025	2,221	2,002
Net loss from continuing operations	$(1,224)		$(2,591)	$(2,396)	$(5,237)
Net loss per share from continuing
operations	$(0.55)		$(1.28)	$(1.08)	$(2.62)
Net income (loss) from
discontinued operations	$1,119		$(438)	$1,162	$(520)
Net income (loss) per share from
discontinued operations	$0.50	$	$(0.22 $)	$0.52	$(0.26)

Net loss per share	$(0.05)		$(1.50)	$(0.56)	$(2.88)

(a)	In loss periods, all common share equivalents would have had an anti-dilutive effect on net loss per share and therefore were excluded.

5. Stock-Based Compensation: (adjusted for one for five reverse stock split effective April 2, 2007)

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

Stock Options

We sponsor four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan),which expired in January 2006;
•	the 1998 Non-Officer Stock Option Plan (the 1998 Plan);
•	the PyX 2005 Stock Option Plan (the PyX Plan), which we assumed in our acquisition of PyX but under which we have not granted and will not grant any additional equity awards; and
•	the 2006 Equity Incentive Plan (the 2006 Plan).

We also sponsor one non-employee director stock option plan:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the options to purchase shares pursuant to each plan at April 30, 2007:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	117,498	---	93,556
1998 Plan	130,000	39,444	39,451	37,627
PyX Plan	407,790	204,240	---	110,627
2006 Plan	300,000	59,000	16,856	33,164
Director Plan	68,000	38,000	18,750	30,000

Total	1,451,790	458,182	75,057	304,974

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

We granted 8,000 and none stock options to employees or members of our Board of Directors (Board) during the three and six months ended April 30, 2007, respectively, compared to grants of 495,000 and 730,000 stock options to employees and members of the Board of Directors for the three and six months ended April 30, 2006, respectively. The fair value of the unearned portion of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Employee and director stock-based compensation expense related to stock options in the accompanying condensed statements of operations (in thousands):

	Three Months ended April 30, 2006	Six Months ended April 30, 2006	Three Months ended April 30, 2007	Six Months ended April 30, 2007	Remaining Unamortized Expense
Stock option compensation	$35	$41	$151	$355	$1,353

The calculation of stock-based compensation and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted	Options Granted
	During Six Months	During Six Months
	Ended April 30,	Ended April 30,
	2006	2007
Expected life (in years)	4.00	4.50
Risk-free interest rate 4.375%	4.50%
Volatility 97.46%	108.62%
Dividend yield	0.00%	0.00%
Forfeiture rate	5.47%	2.12%

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

We award stock option grants to certain non-employee strategic business advisors as part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is recalculated on a monthly basis based on market price until vested. For the three and six months ended April 30, 2007 we recorded $1,700 and $2,700, respectively, of compensation expense related to non-employee stock options compared to $13,500 and $49,000 of compensation expense to non-employees for the three and six months ended April 30, 2006, respectively.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the PyX Plan and the Director Plan at April 30, 2007:

	Options Outstanding			Options Exercisable
Weighted
Average	Weighted	Weighted
Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Price	at 4/30/07	(years)	Price	at 4/30/07	Price

$ 0.00- $ 3.00	2,000	6.2	$1.80	---	$--
$ 3.01- $ 4.00	9,000	4.7	$3.31	1,000	$3.50
$ 4.01- $ 5.00	127,300	2.5	$4.76	104,464	$4.71
$ 5.01- $ 6.00	14,400	4.4	$5.42	12,000	$5.45
$ 6.01- $10.00	5,600	0.2	$8.20	5,600	$8.20
$10.01 - $11.00	204,240	4.8	$10.85	110,627	$10.85
$ 11.01- $14.00	27,121	4.3	$13.28	19,493	$13.31
$ 14.01- $18.00	43,700	4.1	$14.97	27,532	$14.98
$ 18.01- $24.00	15,354	3.2	$22.66	14,791	$22.82
$ 24.01- $95.00	9,467	2.4	$33.36	9,467	$33.36

	458,182	3.9	$10.17	304,974	$10.27

The following table summarizes our stock option activity in the six months ended April 30, 2007:

		Weighted Average
	Number of	Exercise
	options	Price
Outstanding at October 31, 2006	577,974	$11.35
Granted Stock Options	8,000	3.29
Exercised	---	---
Cancelled	(127,792)	15.18
Outstanding at April 30, 2007	458,182	$10.17
As of April 3, 2007:
Options exercisable	304,974	$10.27
Shares available for grant	75,057

The weighted average grant-date fair value of options granted during the six months ended April 30, 2007 and 2006 was $2.55 and $4.45, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2007 and 2006 was $0 and $16,798, respectively.

Restricted Stock Awards

On March 21, 2006, our Board approved restricted stock grants to all employees in order to continue to motivate and retain our employees. The shares of restricted stock granted vest 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. A total of 59,400 restricted shares of our common stock have been issued to employees under the restricted stock grants. Since March 21, 2006, a total of 37,400 restricted shares issued to employees who have terminated their employment prior to vesting have been cancelled. The total fair value of the restricted stock grants on the date of issuance was $303,000 and is amortized to salary expense, net of forfeitures, over the 18-month vesting period. For the three and six months ended April 30, 2007, we recorded $22,000 and $8,000 reductions, respectively, to salary expense after netting out the value of the forfeitures of restricted stock granted to employees departed in connection with the sale of our hardware business that we sold to One Stop on March 30, 2007. We recorded $9,200 of salary expense for the three and six months ended April 30, 2006.

	Weighted Average	Average
	Shares	Grant Date
	Unvested Stock Units	Fair Value

Unvested at November 1, 2006	48,400	$5.20
Granted	---	---
Vested	(6,800)	5.20
Cancelled	(26,400)	5.20
Unvested at April 30, 2007	15,200	$5.20

Stock-For-Pay Plan

On January 12, 2006, our Board approved a company-wide 30% reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board approved stock grants to all of our employees pursuant to the 1996 Plan and 2006 Plan. Effective April 1, 2006, the Board modified the 30% across the board reduction in employee base salaries to a cash salary reduction ranging from 10% to 38% of the employees’ base salaries, coupled with stock grants. The level of reduction of the cash portion of the salary for each employee is dependent on their respective position and base salary, and employees with lower salaries generally have lower reductions. A total of 49,449 shares of our common stock have been issued to employees in the six months ended April 30, 2007 pursuant to the stock-for-pay plan compared to 55,692 shares of our common stock for the same six month period in 2006. For the three and six months ended April 30, 2007, we recorded approximately $32,000 and $104,000, respectively, of stock-based compensation associated with such stock grants. For the three and six months ended April 30, 2006, we recorded approximately $261,000 and $320,000, respectively, of stock-based compensation associated with stock grants.

In addition, the Board approved the suspension of all cash payments of Board and Board committee fees until further notice. 2,448 shares of our common stock have been issued to members of our Board in the six months ended April 30, 2007 pursuant to the stock-for-pay plan compared to 8,732 shares of our common stock for the same six month period in 2006. For the three and six months ended April 30, 2007, we recorded $6,200 of compensation expense related to the directors’ stock-for-pay plan. For the three and six months ended April 30, 2006, we recorded approximately $39,000 and $71,000, of stock-based compensation and director expense associated with the stock-for-pay plan.

On August 21, 2006, the Board suspended the stock-for-pay program for all of our directors and officers, effective as of August 1, 2006 for all directors and August 16, 2006 for all officers. Despite suspension of the stock-for-pay program, the previously-announced salary reductions for the officers and cessation of cash compensation for the directors will remain in effect until such time as the Board shall determine. The Board adopted a bonus plan for the affected individuals that will pay a prescribed amount of cash or stock upon our completion of one of a number of specified milestones set forth in the written bonus plan, provided that the affected individual remains employed by the Company or a member of the Board at the time such milestone is achieved. On April 2, 2007, the Board authorized bonus payments under the plan to officers and members of the board totaling $58,000. The Board also reinstated the stock-for-pay program for all of directors and officers

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards, stock-for-pay and non-employee consultant awards for the three and six months ended April 30, 2007 and 2006, which was allocated to product costs and operating expense as follows (in thousands):

Three Months    Three Months

	April 30, 2007	April 30, 2006

Cost of hardware products and other revenue	$4	$16
Product research and development	75	125
Sales and Marketing	(23)	122
General and administrative	104	387

Total	$160	$650

	Six Months	Six Months
	April 30, 2007	April 30, 2006

Cost of hardware products and other revenue	$19	$20
Product research and development	197	164
Sales and Marketing	24	166
General and administrative	211	758

Total	$451	$1,108

6. Revenue Recognition and Concentration of Risk:

Our policy is to recognize revenue for hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. Our policy complies with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission (SEC).

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. We will defer all revenues related to the sale of our software products until such time as we establish VSOE for the undelivered elements related to our iSCSI software products or fulfill the undelivered elements. Deferred revenues represent post-delivery engineering support and the right to receive specified upgrades or enhancements of our iSCSI software on a when-and-if-available basis.

Substantially all of our revenue has been generated by our hardware business that we sold to One Stop, and the statements of operations for the three and six months ended April 30, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business.

Net revenue from continuing operations for the second quarter of fiscal 2007 was $27,000, compared to no revenue in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net revenue from continuing operations was $49,000, which represented a 390% increase over net revenue of $10,000 for the same period in fiscal 2006. All of our revenue from continuing operations is generated from the sales and servicing of our storage software.

Net revenue from discontinued operations for the second quarter of fiscal 2007 was $342,000, an 81% decrease from $1.8 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net revenue from discontinued operations was $1.5 million, which represented a 50% decrease over net sales of $3.2 million for the same period in fiscal 2006.

For the first three and six months of fiscal 2007 and 2006, most of our sales included in the loss from discontinued operations in the statements of operations for were attributable to sales of wireless communications products and were derived from a limited number of original equipment manufacturer (OEM) customers. Sales to two of our customers, Data Connection Limited (DCL) and True Position, represented 45% and 21%, respectively, and 66% collectively, of our net sales during the second quarter of fiscal 2007. Sales to three of our customers, Raytheon, DCL and Nortel, represented 29%, 19% and 19%, respectively, and 67% collectively, of net sales during the second quarter of fiscal 2006.

Sales to three of our customers, DCL, ACAL Technologies (ACAL) and Nortel, represented 35%, 16% and 13%, respectively, and 64% collectively, of total net sales during the first two quarters of fiscal 2007. Sales to three of our customers, DCL, Raytheon and Nortel, represented 29%, 19% and 16%, respectively, and 64% collectively, of net sales during the first two quarters of fiscal 2006.

Three customers, DCL, Pelco and ACAL, accounted for 76%, 15% and 14%, respectively, of our net accounts receivable at April 30, 2007. Both DCL and ACAL are customers for our hardware products that we sold to One Stop. Pelco is a customer for our storage software products.

International sales constituted 52% and 61% of net sales for the three and six month periods ended April 30, 2007 compared to 29% and 41% of net sales for the three and six month periods ended April 30, 2006, respectively. International sales are primarily executed with customers in the United Kingdom, which represented 50% and 51% of our sales for the three and six month periods ended April 30, 2007, respectively, and 25% and 35% of our sales for the three and six month periods ended April 30, 2006, respectively. All international sales are executed in U.S. dollars.

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

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. The warranty reserve is related is related to hardware products that we sold to One Stop. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

The following table sets forth an analysis of our warranty reserve (in thousands):

	Six months ended April 30
	2007	2006
Warranty reserve at beginning of period	$13	$22
Less: Cost to service warranty obligations	(10)	(1)
Plus: Increases to reserves	4	1
Total warranty reserve, included in other accrued expenses	$7	$22

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of April 30, 2007 and October 31, 2006, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2007.

We are the secondary guarantor on the building lease assumed by One Stop as part of the purchase of our hardware business on March 30, 2007. This lease commitment expires in September 2010.

8. Nasdaq Notice of Non-Compliance:

Our common stock is quoted on The Nasdaq Capital Market under the symbol SBEI. In order for our common stock to continue to be quoted on the Nasdaq Capital Market, we must satisfy various listing maintenance standards established by Nasdaq. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million and public float value of at least $1 million and our common stock must have a minimum closing bid price of $1.00 per share.

On July 14, 2006, we received a notice from Nasdaq, indicating that for the preceding 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4310(c)(4), referred to as the Rule. We were provided 180 calendar days, or until January 10, 2007, to regain compliance with the Rule. We did not regain compliance during the 180 calendar day period. On January 11, 2007; we received a notice from Nasdaq that our stock was subject to delisting. We filed an appeal of the staff’s determination to the Listings Qualifications Panel. The appeals’ hearing was held on February 22, 2007.
On April 11, 2007, we received a determination letter from the Nasdaq Listing Qualifications Panel (Panel) granting our request for continued listing on Nasdaq subject to certain conditions. Our continued listing is subject to certain specified conditions, including:

1.
On or before April 17, 2007, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. We maintained a closing bid price for more than the minimum 10 consecutive days to exceed the requirement.

2.
On or before April 30, 2007, we must have filed an initial listing application with Nasdaq with respect to the pending merger with Neonode, unless we delay or decide not to go forward with the merger. The initial listing application for Neonode was filed with Nasdaq on April 17, 2007.

3.
On or before May 31, 2007, we must file a Form 8-K with pro forma financial information indicating that our plan to report stockholders’ equity of $2.5 million or greater as of the quarter ended April 30, 2007. We filed the required Form 8-K on May 29, 2007 indicating the our stockholders’ equity exceeded the required $2.5 million as of the end of our latest fiscal quarter, April 30, 2007.

4.
We shall immediately notify the Panel if we enter into an agreement to sell, transfer or otherwise dispose of our software business before we consummate a merger with Neonode, and the Panel may revisit its determination in such instance.

This action follows recent steps taken by us to come into compliance with Nasdaq requirements for continued listing including a gain to stockholders’ equity resulting from the $2.2 million sale of our embedded hardware business to One Stop on March 30, 2007 and an increase in bid price resulting from the one for five reverse stock split effected on April 2, 2007. On April 30, 2007, our closing bid price was $2.40 and shareholders’ equity exceeded the required $2.5 million.

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

Management’s Discussion and Analysis

Overview

We experienced a decline in our sales volume of our embedded hardware products and a lack of market acceptance for our storage software that dramatically affected our operating cash flow. Because of the continuing decline of our cash balance, we evaluated strategic alternatives to return the Company to cash flow positive and unlock value for our shareholders.

On March 30, 2007, we sold all of the assets associated with our hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop Systems for $2.2 million in cash plus One Stop’s assumption of the lease of our corporate headquarters building and certain equipment leases. We received $1.7 million in cash on the date of the sale and received an additional $500,000 in cash on June 5, 2007. Our hardware business represents substantially all of our revenue to date.

On January 19, 2007, amended May 18, 2007, we entered into a merger agreement with Neonode, a Delaware corporation. Neonode was founded in Sweden in 2001 to develop, manufacture and sell multimedia mobile phones with a focus on design, enhanced user experience and customization. Neonode developed a multimedia mobile phone that converts the functionality of a desktop computer to a mobile phone interface. In addition to connecting to any GSM supported cellular telephone network, Neonode’s multimedia mobile phone allows the user to watch movies in full screen, play music videos, play music, take pictures with its two mega pixel camera and play games, all with internet pod casting capabilities. Neonode’s patent pending user interface incorporates true one hand - on screen - navigation with a user interface that recognizes gestures rather than defined keys. Neonode’s user interface allowed for the design and manufacture of a mobile phone with a large display without physical buttons using the smallest form factor in the mobile phone industry. Neonode’s design is based on their patent pending zForce ™ and Neno™ software and hardware technologies. Neonode released its new mobile phone, the N2, on February 10, 2007 and will begin shipments of that product to customers in mid-2007.

Nasdaq has deemed that our proposed merger with Neonode would qualify as a “reverse merger” under Nasdaq Marketplace Rule 4340(a). Neonode has submitted an initial listing application and will be required to meet all initial inclusion criteria on the Nasdaq Capital Market including a $4.00 minimum bid price, in connection with the Neonode transaction so, if required in order to meet the Nasdaq listing requirements, we may effect an additional reverse split in connection with that transaction. It is anticipated that we will change our name to “Neonode Inc.” upon consummation of the merger. This transaction requires the approval of our stockholders, and we are in the process of preparing a proxy statement for such purpose.

Historically, we designed, manufactured and sold embedded hardware products. Our hardware business generated the overwhelming majority of our sales and net cash flow. As of March 30, 2007, with the sale of our hardware business to One Stop we no longer participate in the hardware markets. We transferred our entire inventory and the engineering and test equipment used to support the hardware business to One Stop.

Since July 2005, we have been designing and providing software-based storage networking solutions for an extensive range of business critical applications, including Disk-to-Disk Back-up and Disaster Recovery. Our products deliver an affordable, expandable, and easy-to-use portfolio of software solutions designed to enable optimal performance and rapid deployment across a wide range of next generation storage systems. We sell standards-based storage software solutions to OEMs, system integrators and value added resellers (VARs) who embed our software into their IP storage area network (IP SAN) and network attached storage (NAS) systems to provide data storage solutions for the small and medium business (SMB) enterprise storage markets. Our storage software products have not gained wide acceptance in the storage markets and have not generated significant sales, to date.

Our business has been characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the communications and data storage markets. Consequently, the timing of significant orders from major customers and their product cycles cause fluctuation in our operating results. Data Connection Limited (DCL) was our largest customer, representing 35% and 29% of our sales in the first six months of fiscal 2007 and 2006, respectively. DCL is no longer a customer effective with the sale of our hardware business.

During the three and six months ended April 30, 2007, $7,000, or 2% of sales, and $149,000, or 10% of our sales, compared to $72,000, or 4% of sales, and $151,000, or 5% of sales, for the three and six months ended April 30, 2006, respectively were sold to distributors. Our reserves for distributor programs totaled approximately $7,000 and $13,000 as of April 30, 2007 and October 31, 2006, respectively. We transferred to One Stop or cancelled all of our contracts with our distributors effective with the sale of our hardware business.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy was to recognize revenue for hardware product sales when title transfered and risk of loss passed to the customer, which was generally upon shipment of our hardware products to customers. We deferred and recognized service revenue over the contractual period or as services were rendered. We estimated expected sales returns and recorded the amount as a reduction of revenues and cost of goods sold (COGS) at the time of shipment. Our policy complied with the guidance provided by the Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission.

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

For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36 months beginning in March 2006, which was the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36 months beginning with the month the software license is activated. In the three and six months ended April 30, 2007, we recognized $12,000 and $22,000 of software license fees for this customer and $15,000 and $17,000 of deferred revenue related to engineering services to this and one other customer compared to $0 and $10,000 of software engineering services for the same periods in fiscal 2006.

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

Inventories:

We transferred our entire inventory to One Stop on March 30, 2007.

Inventories were stated at the lower of cost, using the first-in, first-out method, or market value. We utilized standard cost, which approximates actual costs for certain indirect costs.

Stock-Based Compensation:

We follow Statement of Financial Accounting Standards (SFAS) 123(R), Share Based Payments, which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. We estimate future forfeitures and adjust our estimate on a period basis. The fair value of stock option grants is determined using the Black-Scholes valuation model. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair values is recognized as compensation expense over the requisite service period, net of estimated forfeitures.

Income Taxes:

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of April 30, 2007 and October 31, 2006, respectively. If we determine that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, our consolidated statements of operations data for the three and six months ended April 30, 2007 and 2006. Our statements of operations for the three and six months ended April 30, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business. These operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net revenue	100%	---%	100%	100%

Amortization and impairment of acquired
software and intellectual property	696	---	765	20,460
Product research and development	933	---	1,247	10,690
Sales and marketing	337	---	557	6,180
General and administrative	2,681	---	2,420	15,380
Total operating expenses from continuing
operations	4,647	---	4,989	52,710
Loss from continuing operations	(4,533)	---	(4,889)	(52,370)
Income (loss) from discontinued operations	4,144	---	2,371	(5,200)
Net loss	(389)%	---%	(2,518)%	(57,570)%

Percentages of the three months ended April 30, 2006 are incalculable because there were no revenues.

We sold our hardware business to One Stop on March 30, 2007. Our hardware business generated substantially all of our revenue and effective with the sale of this business we no longer participate in the embedded hardware business. Our statements of operations for the three and six months ended April 30, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business. We do not expect to sell any new products to, or generate additional revenue from, our former hardware customers.

CONTINUING OPERATIONS

Net Revenue

Net revenue for the second quarter of fiscal 2007 was $27,000, compared to no revenue in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net revenue was $49,000, which represented a 390% increase over net revenue of $10,000 for the same period in fiscal 2006. All of our revenue from continuing operations is generated from the sales and servicing of our storage software.

After the proposed merger transaction with Neonode is completed, we will change our name to “Neonode Inc.” and focus on the design and manufacture of mobile multi-media telephones with patented buttonless touch screen mobile phones and gesture-based user interfaces.

Amortization and Impairment of Purchased Software and Intellectual Property

We recorded a software asset totaling $12.4 million when we acquired PyX in 2005. We continue to upgrade our software by enhancing the existing features of our products and by adding new features and products. We evaluate whether to develop these new offerings in-house or whether we can achieve a greater return on investment by purchasing or licensing software from third parties. Based on our evaluations, we have purchased or licensed various software for resale since 1996.

Recurring amortization of capitalized software and intellectual property costs totaled $188,000 and $375,000 for the three and six months ended April 30, 2007 compared to $1.0 million and $2.0 million for the three and six months ended April 30, 2006, respectively, and is included in amortization and impairment of acquired software and intellectual property in our Condensed Statements of Operations. The decrease in amortization of purchased software and intellectual property in 2007 over 2006 was due to the write down to expected realizable value in fiscal 2006 of our software asset that we acquired in the PyX acquisition.

In the fiscal year ended October 31, 2006, we recorded an asset impairment charge of $6.5 million against our earnings for the year, reducing our storage software asset to $1.3 million at November 1, 2006. Prior to the write-down, we amortized our storage software asset over 36 months at the rate of $339,000 per month. We began to amortize the remaining $1.3 million software asset over the then remaining 21 month amortization period at the rate of $63,000 per month, effective November 1, 2006.

Product Research and Development

Product research and development (R&D) expenses for the three months ended April 30, 2007 were $252,000, a 49% decrease over $498,000 in the same quarter of fiscal 2006. R&D expenses for the six months ended April 30, 2007 were $611,000, a 43% decrease over $1.1 million in the same period of fiscal 2006. We decreased our R&D in 2007 as compared to 2006 primarily as the result of a reduction in cash spending for materials and consultants working on development projects.

Included in R&D expense for the three and six months ended April 30, 2007 is $75,000 and $197,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense and the issuance of restricted stock to employees compared to $125,000 and $164,000 for the same periods in fiscal 2006, respectively.

With the sale of our hardware business and lack of market acceptance for our storage software products, we reduced our R&D budget significantly and have focused our R&D efforts on key storage management features to enhance the value of our storage software business.

We did not capitalize any internal software development costs in the three and six months ended April 30, 2007 or 2006 and do not expect to capitalize internal software development costs in the future.

Sales and Marketing

Sales and marketing expenses for the three months ended April 30, 2007 were $91,000, a 72% decrease over $326,000 in the same quarter of fiscal 2006. Sales and marketing expenses for the six months ended April 30, 2007 were $273,000, a 56% decrease over $618,000 in the same period of fiscal 2006. We experienced a reduction the number of employees in our sales and marketing group from eight in 2006 to three in 2007. In addition, our marketing expenditures in the six months ended April 30, 2007 decreased as compared to the same six-month period in 2006 as a result of reduced cash expenditures across the company.

Included in sales and marketing expense for the three and six months ended April 30, 2007 is a $23,000 reduction to expense due the reversal of compensation expense related to the forfeiture of unvested restricted stock issued to employees who terminated their employment prior to vesting and $24,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense and the issuance of restricted stock to employees compared to expense of $122,000 and $166,000 for the same periods in fiscal 2006, respectively.

We are not currently planning to attend trade shows or engage in product marketing activities other than via our Web site and word of mouth.

General and Administrative

General and administrative expenses for the three months ended April 30, 2007 were $724,000, a 4% decrease over $756,000 in the same quarter of fiscal 2006. General and administrative expenses for the six months ended April 30, 2007 were $1.2 million, a 23% decrease over $1.5 million in the same period of fiscal 2006. This decrease in the six month period is primarily due to a reduction of officers and directors salaries and fees in fiscal 2007 compared to 2006. We reduced the salaries for all officers and eliminated the cash fees paid to our Board and, in our fourth quarter of fiscal 2006, the Board suspended the stock-for-pay program for all of our directors and officers.

Included in general and administrative expense for the three months and six months ended April 30, 2007 is $104,000 and $211,000 of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense and the issuance of restricted stock to employees compared to $387,000 and $758,000 for the same periods in fiscal 2006, respectively.

Loss from Continuing Operations

As a result of the factors discussed above, we recorded a loss from continuing operations of $1.2 million and $2.4 million in the three and six month periods ended April 30, 2007, as compared to a loss from continuing operations of $2.6 million and $5.2 million for the same periods in fiscal 2006.

DISCONTINUED OPERATIONS

Included in the loss from discontinued operation in the statements of operations are the net results of our hardware business that we sold to One Stop on March 30, 2007.

The following is a discussion of activities of our hardware business for the three and six months ended April 30, 2007 and 2006.

Net Revenue

Net revenue for the second quarter of fiscal 2007 was $342,000, an 81% decrease from $1.8 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net revenue was $1.5 million, which represented a 50% decrease over net sales of $3.2 million for the same period in fiscal 2006.

Sales to two of our customers, DCL and True Position, represented 45% and 21%, respectively, 66% collectively, of net sales during the second quarter of fiscal 2007. Sales to three of our customers, Raytheon, DCL and Nortel, represented 29%, 19% and 19%, respectively, and 67%, collectively, of net sales during the second quarter of fiscal 2006.

Sales to three of our customers, DCL, ACAL Technologies (ACAL) and Nortel, represented 35%, 16% and 13%, respectively, and 64% collectively, of net sales during the first two quarters of fiscal 2007. Sales to three of our customers, DCL, Raytheon and Nortel, represented 29%, 19% and 16%, respectively, and 64% collectively, of net sales during the first two quarters of fiscal 2006.

Sales by product (in thousands)

Product	Three Months Ended April 30, 2007		Three Months Ended April 30, 2006
Adapter	$107	31%	$1,200	66%
HighWire	132	39%	379	21%
Legacy & other	103	30%	236	13%
Total	$342		$1,815

Product	Six Months Ended April 30, 2007		Six Months Ended April30, 2006
Adapter	$848	56%	$2,000	62%
HighWire	556	36%	970	30%
Legacy & other	123	8%	246	8%
Total	$1,527		$3,216

Our adapter products are used primarily in edge-of-the-network applications such as Virtual Private Network (VPN) and other routers, VoIP gateways and security devices. Our HighWire products are primarily targeted at core-of-the-network applications used primarily by telecommunications central offices and VoIP providers. All of these product lines were sold to One Stop on March 30, 2007.

We recorded a $1.3 million gain on the sale of our hardware business to One Stop on March 30, 2007. The gain is based on the difference between the proceeds received and liabilities assumed from/by One Stop and the carrying value of the assets transferred to One Stop.

Gain on the sale of hardware business (in thousands)
Cash and escrow receivable	$2,200
Liabilities assumed	209
Total consideration	2,409

Inventory	741
Plant property & equipment	277
Other assets	48
Total basis of assets sold	1,066
Gain on Sale	$1,343

International sales constituted 52% and 61% of net sales for the three and six month periods ended April 30, 2007 compared to 29% and 41% of net sales for the three and six month periods ended April 30, 2006, respectively. International sales are primarily executed with customers in the United Kingdom, which represented 50% and 51% of our sales for the three and six month periods ended April 30, 2007, respectively, and 25% and 35% of our sales for the three and six month periods ended April 30, 2006, respectively. All international sales are executed in U.S. dollars.

Cost of Hardware Products and Other Revenue

Cost of hardware products and other revenues consisted of the direct and indirect costs of our manufactured hardware products and the costs related to the personnel in our operations and production departments including share-based payment compensation expense associated with the implementation of SFAS 123(R). Cost of hardware products and other revenues for the three months ended April 30, 2007 decreased by 76% to $304,000 compared with $1.3 million for the three months ended April 30, 2006. Cost of hardware products and other revenues for the six months ended April 30, 2007 decreased by 50% to $1.0 compared with $2.1 million for the six months ended April 30, 2006. We sold our hardware business on March 30, 2007 and transferred three employees in our production and operations group and certain of the hardware product related supplier contracts to One Stop upon consummation of the sale. The decrease in cost of hardware products and other revenue in absolute dollars was principally due to a lower volume of hardware sales that decreased the total direct and indirect cost of our manufactured products and a decrease in production and operations personnel.

Product Research and Development

Product research and development (R&D) expenses for the three months ended April 30, 2007 were $172,000, a 72% decrease over $649,000 in the same quarter of fiscal 2006. R&D expenses for the six months ended April 30, 2007 were $398,000, a 59% decrease over $1.0 million in the same period of fiscal 2006. We sold our hardware business on March 30, 2007 and transferred five employees in our engineering group and all the hardware engineering contracts to One Stop upon consummation of the sale. In addition, the prior year periods R&D expense include a $279,000 inventory write-down related to the cancellation of our VoIP product development program  We also decreased our R&D in 2007 as compared to 2006 primarily as the result of a reduction in cash spending for materials and consultants working on development projects.

We did not capitalize any internal software development costs in the three and six months ended April 30, 2007 or 2006 and do not expect to capitalize internal software development costs in the future.

Sales and Marketing

Sales and marketing expenses for the three months ended April 30, 2007 were $90,000, a 68% decrease over $325,000 in the same quarter of fiscal 2006. Sales and marketing expenses for the six months ended April 30, 2007 were $272,000, a 51% decrease over $618,000 in the same period of fiscal 2006. We sold our hardware business on March 30, 2007 and transferred three employees in our sales and marketing group and all the customer contracts related to the hardware business to One Stop upon consummation of the sale. We also experienced an overall reduction in the total number of employees in our sales and marketing group due to voluntary terminations. Our marketing expenditures in the six months ended April 30, 2007 decreased as compared to the same six-month period in 2006 as a result of reduced cash expenditures across the company.

Net Income (Loss) from Discontinued Operations

As a result of the factors discussed above, we recorded net income from discontinued operations of $1.1 million and $1.2 million in the three and six month periods ended April 30, 2007, as compared to a net loss of $438,000 and $520,000 for the same periods in fiscal 2006. The net income from discontinued operations for the three months ended April 30, 2007 is comprised of a loss from our discontinued hardware business totaling $224,000 and a $1.3 million gain from the sale of the hardware business. The net income from discontinued operations for the six months ended April 30, 2007 is comprised of a loss from our discontinued hardware business totaling $181,000 and a $1.3 million gain from the sale of the hardware business.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $105,000 and $1.2 million in the three and six month periods ended April 30, 2007, as compared to a net loss of $3.0 million and $5.6 million for the same periods in fiscal 2006.

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

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. On May 29, 2007, pursuant to Amendment Number 1 to the merger agreement with Neonode, we advanced Neonode $500,000 under an interest bearing secured note payable and are committed to advancing an additional $500,000 on or before June 15, 2007. As of June 6, 2007 we had $1.3 million in cash and we expect our cash balance, after advances to Neonode, will be adequate to fund our operations until the merger is consummated. If we are unable to consummate our proposed merger with Neonode or Neonode is unable to repay the notes on September 30, 2007,as required, we will be forced to seek credit line facilities from financial institutions and/or additional equity investment. No assurances can be given that we would be successful in obtaining such additional financing on reasonable terms, or at all.
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

At April 30, 2007, we had cash and cash equivalents of $1.2 million, as compared to $1.1 million at October 31, 2006. In the first six months of fiscal 2007, $1.6 million of cash was used in operating activities, primarily as a result of our net loss. Our cash used was reduced by an amortization and depreciation expense of $469,000 related to property and equipment and capitalized software and $451,000 of stock-based compensation expense that are included in the $1.2 million net loss but did not require cash. We received $1.7 million in cash proceeds from the sale of our hardware business and received an additional $500,000 in cash proceeds on June 5, 2007.Working capital, consisting of our current assets less our current liabilities, at April 30, 2007 was $1.5 million, as compared to $1.7 million at October 31, 2006.

In the six months ended April 30, 2007, we purchased $4,000 of fixed assets, consisting primarily of computers and engineering equipment.

We continue to pursue cost cutting measures to reduce our cash expenditures. We reduced the salaries for all officers and employees and eliminated the cash fees paid to our Board. We sold our hardware business for cash and reduced our ongoing lease liabilities and our headcount to reflect our current business. We continue to operate our storage software business and are actively developing new product features and licensing our software to new customers.

In January 2007, we entered into a merger agreement with Neonode. If the merger is not completed, our business may be adversely affected. We currently anticipate that our available cash balances and cash generated from operations will be sufficient to fund our standalone operations through fiscal 2007. If we are unable to complete the transaction, we may be unable to find another way to grow our business. Costs related to the transaction, such as legal, accounting and financial advisor fees, must be paid even if the transaction is not completed. If we are unable to complete the merger transaction and are successful in growing our software business we may be forced to seek credit line facilities from financial institutions and/or additional equity investment. No assurances can be given that we would be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions. Our ability to continue as a going concern is dependent on our ability to complete the merger transaction with Neonode. Our independent registered public accountants stated in their opinion for the year ended October 31, 2006 that there is substantial doubt about our ability to continue as a going concern.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis in instruments having a maturity of less than three months. Our financial instrument holdings at April 30, 2007 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2006, there has been no change in our exposure to market risk.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of April 30, 2007 was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  As a result of this evaluation, and since we continue to have a material weakness in our accounting for software revenue recognition, our Chief Executive Officer and Chief Financial Officer have determined that our internal controls are ineffective.

During the quarter ended April 30, 2007, our independent registered public accounting firm communicated to management and the audit committee a material weakness arising out of an adjustment to revenue related to our software contracts which they identified during their review of our interim condensed consolidated financial statements. The material weakness identified pertains to our revenue recognition policies and procedures for software arrangements, which are new to us and not adequately robust to identify vendor-specific objective evidence and separate multiple element arrangements.  We are working to establish policies and procedures in this area.

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

We do not believe that our existing cash balances and our anticipated cash flow from our currently operations will satisfy our working capital needs for the foreseeable future. Failure to merge with Neonode will require us to seek additional financing in fiscal 2007. There can be no assurance that additional financing, if required, will be available on reasonable terms or at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders.

If we are unable to complete the merger, our business may be adversely affected.

If the merger is not completed, our business and the market price of our stock price may be adversely affected. We currently anticipate that our available cash balances, available borrowings and cash generated from operations will be sufficient to fund our standalone operations through fiscal 2007. If we are unable to complete the transaction, we may be unable to find another way to grow our business. Costs related to the transaction, such as legal, accounting and financial advisor fees, must be paid even if the transaction is not completed. In addition, even if we have sufficient funds to continue to operate our business but the transaction is not completed, the current market price of our common stock may decline.

The transactions will result in substantial dilution to our current stockholders.

The issuance of shares of our common stock in the merger will significantly dilute the voting power, book value and ownership percentage of our existing stockholders. We will issue approximately 20.3 million shares of our common stock in the merger and assume Neonode warrants and stock options that will become exercisable for approximately 7.8 million additional shares. Immediately following completion of the transaction, the shares, warrants and stock options held by our existing stockholders are expected to represent approximately 11% of our outstanding capital stock assuming the exercise in full of all outstanding options and warrants.  The Neonode stockholders will be able to direct our actions after the transaction, and will replace our current management and board of directors.

We may not realize any anticipated benefits from the merger.

While we believe that the opportunities for the combined company are greater than our current opportunities and that the combined company will be able to create substantially more stockholder value than could be achieved by the companies individually, there is substantial risk that the synergies and benefits sought in the transactions might not be fully achieved. There is no assurance that Neonode’s technology can be successfully produced and sold or that the financial results of combined company will meet or exceed the financial results that would have been achieved by the companies individually. As a result, our operations and financial results may suffer and the market price of our common stock may decline.

If our software products contain undetected errors, we could incur significant unexpected expenses and experience product returns and lost sales.

Our software products are highly technical and complex. While our products have been tested, because of their nature, we can not be certain of their performance either as stand-alone products or when integrated with our existing product line. There can be no assurance that defects or errors may not arise or be discovered in the future. Any defects or errors in our software products discovered in the future could result in a loss of customers or decrease in net revenue and market share.

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

Our common stock is quoted on The Nasdaq Capital Market under the symbol SBEI. In order for our common stock to continue to be quoted on the Nasdaq Capital Market, we must satisfy various listing maintenance standards established by Nasdaq. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million and public float value of at least $1 million and our common stock must have a minimum closing bid price of $1.00 per share.

On July 14, 2006, we received a notice from Nasdaq, indicating that for the preceding 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4310(c)(4), referred to as the Rule. We were provided 180 calendar days, or until January 10, 2007, to regain compliance with the Rule. We did not regain compliance during the 180 calendar day period and on January 11, 2007; we received a notice from Nasdaq that our stock was subject to delisting. We filed an appeal of the staff’s determination to the Listings Qualifications Panel. The appeals’ hearing was held on February 22, 2007.
On April 11, 2007, we received a determination letter from the Nasdaq Listing Qualifications Panel (Panel) granting our request for continued listing on Nasdaq subject to certain conditions. Our continued listing is subject to certain specified conditions, including:

1.
On or before April 17, 2007, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. We maintained a closing bid price for more than the minimum 10 consecutive days to exceed the requirement.

2.
On or before April 30, 2007, we must have filed an initial listing application with Nasdaq with respect to the pending merger with Neonode, unless we delay or decide not to go forward with the merger. The initial listing application for Neonode was filed with Nasdaq on April 17, 2007.

3.
On or before May 31, 2007, we must file a Form 8-K with pro forma financial information indicating that our plan to report stockholders’ equity of $2.5 million or greater as of quarter end. Our stockholders’ equity exceeds the required $2.5 million as of April 30, 2007.

4.
We shall immediately notify the Panel if we enter into an agreement to sell, transfer or otherwise dispose of our software business before we consummate a merger with Neonode, and the Panel may revisit its determination in such instance.

This action follows recent steps taken by us to come into compliance with Nasdaq requirements for continued listing including a gain to stockholders’ equity resulting from the $2.2 million sale of our embedded hardware business to One Stop on March 30, 2007 and an increase in bid price resulting from the one for five reverse stock split effected on April 2, 2007. On April 30, 2007, our closing bid price was $2.40 and our shareholders’ equity exceeded the required $2.5 million..

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

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on Tuesday, March 29, 2007, at our corporate offices located at 4000 Executive Parkway, Suite 200, San Ramon,
California.

The stockholders approved the following two items:

(i)  The approval of the sale of the Company’s embedded business to One Stop Systems, Inc.

For	Against	Abstain
6,675,665	5,350	40

(ii) The approval of an amendment to the Company’s Certificate of Incorporation to effect a stock combination (reverse stock spilt) pursuant to which every five shares of outstanding common stock would be reclassified into one share of common stock.

For	Against	Abstain
10,727,804	69,495	3,114

Item 6.    Exhibits and Reports on Form 8-K

(a)(3)       List of Exhibits

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement with One Stop Systems, Inc., dated
January 11, 2007.

2.2(2)	Agreement and Plan of Merger and Reorganization, with Neonode
Inc., dated January 19, 2007.

3.1(3)	Certificate of Incorporation, as amended through December 15, 1997.

3.2(4)	Bylaws, as amended through December 8, 1998.

3.3(5)	Certificate of Amendment of Certificate of Incorporation, dated March 26, 2004.

3.4(6)	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.

10.1(7)*	1996 Stock Option Plan, as amended.

10.2(7)*	2001 Non-Employee Directors' Stock Option Plan, as amended.

10.3(7)	1992 Employee Stock Purchase Plan, as amended.

10.4(7)	1998 Non-Officer Stock Option Plan as amended.

10.5(8)	2005 PyX Technologies Stock Option Plan.

10.6(9)	2006 Equity Incentive Plan.

10.7(10)	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 between the Company and Alexander Properties Company.

10.8(11)+
Letter Agreement, dated October 30, 2001, amending (i) Amendment No. S/M018-4 dated April 3, 2001, and (ii) Purchase Agreement dated May 6, 1991, each between SBE, Inc. and Compaq Computer Corporation.

10.9(12)	Form of warrant issued to associates of Puglisi & Co. ($1.50 exercise price).

10.10(12)	Form of warrant issued to associates of Puglisi & Co. ($1.75 and $2.00 exercise price).

10.11(13)	Unit Subscription Agreement, dated May 4, 2005, by and between SBE, Inc. and the other parties thereto.

10.12(13)	Agreement and Plan of Merger and Reorganization, dated March 28, 2005, by and among SBE, Inc., PyX Acquisition Sub, LLC, PyX Technologies, Inc. and the parties identified on Exhibit A thereto.

10.13(13)	Investor Rights Agreement, dated July 26, 2005, between SBE, Inc. and the investors listed on Exhibit A thereto.

10.14(13)	Form of Warrant issued on July 26, 2005.

10.15(14)	Executive Severance Benefits Agreement between the Company and Leo Fang, dated May 24, 2006.

10.16(15)	Executive Severance Benefits Agreement between the Company and Kenneth G. Yamamoto, dated March 21, 2006.

10.17(16)	Executive Severance Benefits Agreement between the Company and David W. Brunton, dated April 12, 2004.

10.18(16)	Executive Severance Benefits Agreement between the Company and Kirk Anderson, dated April 12, 2004.

10.19(17)	Executive Severance Benefits Agreement between the Company and Nelson Abal, dated August 4, 2006
.

10.20(18)	Director and Officer Bonus Plan, dated September 21, 2006.

10.21(19)	Amendment 1 to the Agreement and Plan of Merger and Reorganization, with Neonode Inc., dated May 18, 2007.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation SK.

+	Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment order that has been granted.

(1)	Filed as an exhibit to Current Report on Form 8-K dated January 12, 2007 and incorporated herein by reference.

(2)	Filed as an exhibit to Current Report on Form 8-K dated January 19, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1997 and incorporated herein by reference.

(4)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference.

(5)	Filed as an exhibit to Current Report on Form 8-K dated April 4, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended July 31, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to Registration Statement on Form S-8 dated September 20, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to Registration Statement on Form S-8 dated March 24, 2006 and incorporated herein by reference.

(10)	Filed as an exhibit to Annual Report on Form 10-K for the year ended October 31, 2005 and incorporated herein by reference.

(11)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 and incorporated herein by reference.

(12)	Filed as an exhibit to Registration Statement on Form S-3 dated July 11, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to Proxy Statement on Form 14A dated June 24, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to Current Report on Form 8-K dated May 26, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 and incorporated herein by reference.

(16)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to Current Report on Form 8-K dated August 7, 2006 and incorporated herein by reference.

(18)	Filed as an exhibit to Current Report on Form 8-K dated September 21, 2006 and incorporated herein by reference.

(19)	Filed as an exhibit to Current Report on Form 8-K dated May 29, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 8, 2007.

SBE, Inc.
Registrant

Date: June 8, 2007	By:	/s/ Kenneth G. Yamamoto
Kenneth G. Yamamoto
Chief Executive Officer and
President
(Principal Executive Officer)

Date: June 8, 2007	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and Accounting Officer)