Form 10-Q/A
period 2007-04-30
SBE INC
filed 2007-06-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

☐  Transition report pursuant to section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the transition period from _________ to __________

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

SBE, INC.

INDEX TO APRIL 30, 2007 FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

Condensed Balance Sheets as of
April 30, 2007 (unaudited) and October 31, 2006	3

Condensed Statements of Operations for the
three and six months ended April 30, 2007 and 2006 (unaudited)	4

Condensed Statements of Cash Flows for the
six months ended April 30, 2007 and 2006 (unaudited)	5

Notes to Condensed Financial Statements	6

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3 Quantitative and Qualitative Disclosures about
Market Risk	32

Item 4 Controls and Procedures	32

PART II Other Information

Item 1A Risk Factors	33

Item 4 Submission of Matters to a Vote of Security Holders	37

Item 6 Exhibits	38

SIGNATURES	41

EXHIBITS

PART I.  Financial Information

Item 1.  Financial Statements

SBE, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	April 30,	October 31,
	2007	2006 (A)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$1,147
Trade accounts receivable, net	102	930
Other	750	177
Current assets from discontinued operations (B)	—	739
Total current assets	2,091	2,993

Property, plant and equipment, net	139	231
Capitalized software costs, net	939	1,314
Other	4	5
Non-current assets from discontinued operations (B)	—	325
Total assets	$3,173	$4,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$91	$557
Accrued payroll and employee benefits	17	105
Capital lease obligations - current portion	34	33
Deferred revenues	303	432
Other accrued expenses	128	144
Current liabilities from discontinued operations (B)	—	21
Total current liabilities	573	1,292

Capital lease obligations, net of current portion	61	65
Long-term liabilities from discontinued operations (B)	—	190
Total long-term liabilities	61	255

Total liabilities	634	1,547

Commitments (note 7)

Stockholders' equity:
Common stock	35,638	35,186
Accumulated deficit	(33,099)	(31,865)
Total stockholders' equity	2,539	3,321
Total liabilities and stockholders' equity	$3,173	$4,868

(A)	Derived from audited financial statements
(B)	See Note 1 to the condensed financial statements for information related to discontinued operations

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	April 30,		April 30,
	2007	2006	2007	2006

Net revenue	$27	$—	$49	$10

Operating expenses
Amortization and impairment of acquired software and intellectual property	188	1,023	375	2,046
Product research and development	252	498	611	1,069
Sales and marketing	91	326	273	618
General and administrative	724	756	1,186	1,538

Total operating expenses	1,255	2,603	2,445	5,271

Operating loss from continuing operations	(1,228)	(2,603)	(2,396)	(5,261)

Interest income	4	12	4	29
Provision for income taxes	—	—	(4)	(5)

Loss from continuing operations	(1,224)	(2,591)	(2,396)	(5,237)

Loss from discontinued operations	(224)	(438)	(181)	(520
Gain on sale of discontinued operations	1,343	—	1,343	—
Net income (loss) from discontinued Operations (B)	1,119	(438)	1,162	(520)

Net loss	$(105)	$(3,029)	$(1,234)	$(5,757)

Basic and diluted income (loss) per share
Continuing operations	$(0.55)	$(1.28)	$(1.08)	$(2.62)
Discontinued operations (B)	$0.50	$(0.22)	$0.52	$(0.26)

Basic and diluted loss per share	$(0.05)	$(1.50)	$(0.56)	$(2.88)

Basic and diluted - weighted average
shares used in per share computations	2,233	2,025	2,221	2,002

(B)	See Note 1 to the condensed financial statements for information related to discontinued operations

See notes to condensed financial statements.

SBE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	April 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,234)	$(5,757)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity based compensation expense	451	1,108
Depreciation and amortization	468	2,165
Impairment of capitalized software	—	256
Gain on sale of hardware business	(1,343)	—
Changes in operating assets and liabilities:
Accounts receivable	828	(31)
Inventories		95
Other assets	(72)	74
Trade accounts payable	(466)	174
Other accrued liabilities	(236)	97
Net cash used by operating activities	(1,604)	(1,819)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4)	(167)
Capitalized software costs	—	(40)
Cash proceeds from sale of hardware business	1,700	—
Net cash provided (used) in investing activities	1,696	(207)

Cash flows from financing activities:
Stock offering expense	—	(2)
Proceeds from exercise of stock options	—	39
Net cash provided by financing activities	—	37

Net increase (decrease) in cash and cash equivalents	92	(1,989)

Cash and cash equivalents at beginning of period	1,147	3,632
Cash and cash equivalents at end of period	$1,239	$1,643

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Non-cash receivable related to sale of hardware business	$500	$—
Non-cash reduction in liabilities related to sale of hardware business	$209	$—
Non-cash reduction in assets related to sale of hardware business	$1,066	$—

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

2. Inventories:

All of the inventory related to the embedded hardware business was transferred to One Stop upon consummation of the asset sale transaction on March 30, 2007. The net book value of the inventory sold to One Stop was $741,000 at March 30, 2007.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2007	2006	2007	2006
Common Stock Equivalents
Employee stock options	25	463	27	492

Loss per share is calculated as follows:

	Three months ended		Six months ended
	April 30,		April 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
BASIC AND DILUTED
Weighted average number of common shares outstanding	2,233	2,025	2,221	2,002
Number of shares for computation of net income (loss) per share	2,233	2,025	2,221	2,002
Net loss from continuing operations	$(1,224)	$(2,591)	$(2,396)	$(5,237)
Net loss per share from continuing operations	$(0.55)	$(1.28)	$(1.08)	$(2.62)
Net income (loss) from discontinued operations	$1,119	$(438)	$1,162	$(520)
Net income (loss) per share from discontinued operations	$0.50	$(0.22)	$0.52	$(0.26)

Net loss per share	$(0.05)	$(1.50)	$(0.56)	$(2.88)

(a)	In loss periods, all common share equivalents would have had an anti-dilutive effect on net loss per share and therefore were excluded.

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

Stock Options

We sponsor four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan),which expired in January 2006;

•	the 1998 Non-Officer Stock Option Plan (the 1998 Plan);

•	the PyX 2005 Stock Option Plan (the PyX Plan), which we assumed in our acquisition of PyX but under which we have not granted and will not grant any additional equity awards; and

•	the 2006 Equity Incentive Plan (the 2006 Plan).

We also sponsor one non-employee director stock option plan:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the options to purchase shares pursuant to each plan at April 30, 2007:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	117,498	—	93,556
1998 Plan	130,000	39,444	39,451	37,627
PyX Plan	407,790	204,240	—	110,627
2006 Plan	300,000	59,000	16,856	33,164
Director Plan	68,000	38,000	18,750	30,000

Total	1,451,790	458,182	75,057	304,974

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

We granted 8,000 stock options to employees or members of our Board of Directors (Board) during the three and six months ended April 30, 2007 compared to grants of 495,000 and 730,000 stock options to employees and members of the Board of Directors for the three and six months ended April 30, 2006, respectively. The fair value of the unearned portion of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

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

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the PyX Plan and the Director Plan at April 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 4/30/07	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 4/30/07	Weighted Average Exercise Price

$ 0.00 - $ 3.00	2,000	6.2	$1.80	—	$—
$ 3.01 - $ 4.00	9,000	4.7	$3.31	1,000	$3.50
$ 4.01 - $ 5.00	127,300	2.5	$4.76	104,464	$4.71
$ 5.01 - $ 6.00	14,400	4.4	$5.42	12,000	$5.45
$ 6.01 - $10.00	5,600	0.2	$8.20	5,600	$8.20
$ 10.01 - $11.00	204,240	4.8	$10.85	110,627	$10.85
$ 11.01 - $14.00	27,121	4.3	$13.28	19,493	$13.31
$ 14.01 - $18.00	43,700	4.1	$14.97	27,532	$14.98
$ 18.01 - $24.00	15,354	3.2	$22.66	14,791	$22.82
$ 24.01 - $95.00	9,467	2.4	$33.36	9,467	$33.36

	458,182	3.9	$10.17	304,974	$10.27

The following table summarizes our stock option activity in the six months ended April 30, 2007:

		Weighted Average
	Number of	Exercise
	options	Price

Outstanding at October 31, 2006	577,974	$11.35
Granted Stock Options	8,000	3.29
Exercised	—	—
Cancelled	(127,792)	15.18

Outstanding at April 30, 2007	458,182	$10.17
As of April 3, 2007:
Options exercisable	304,974	$10.27
Shares available for grant	75,057

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
	Weighted Average Shares Unvested Stock Units	Average Grant Date Fair Value

Unvested at November 1, 2006	48,400	$5.20
Granted	—	—
Vested	(6,800)	5.20
Cancelled	(26,400)	5.20
Unvested at April 30, 2007	15,200	$5.20

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

For the first three and six months of fiscal 2007 and 2006, most of our sales included in the loss from discontinued operations in the statements of operations were attributable to sales of wireless communications products and were derived from a limited number of original equipment manufacturer (OEM) customers. Sales to two of our customers, Data Connection Limited (DCL) and True Position, represented 45% and 21%, respectively, and 66% collectively, of our net sales during the second quarter of fiscal 2007. Sales to three of our customers, Raytheon, DCL and Nortel, represented 29%, 19% and 19%, respectively, and 67% collectively, of net sales during the second quarter of fiscal 2006.

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

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. The warranty reserve is related to hardware products that we sold to One Stop. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

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

For one customer we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36 months beginning in March 2006, which was the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36 months beginning with the month the software license is activated. In the three and six months ended April 30, 2007, we recognized $12,000 and $22,000 of software license fees for this customer and $15,000 and $25,000 of deferred revenue related to engineering services to this and one other customer compared to $0 and $10,000 of software engineering services for the same periods in fiscal 2006.

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

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net revenue	100%	—%	100%	100%

Amortization and impairment of acquired
software and intellectual property	696	—	765	20,460
Product research and development	933	—	1,247	10,690
Sales and marketing	337	—	557	6,180
General and administrative	2,681	—	2,420	15,380
Total operating expenses from continuing
operations	4,647	—	4,989	52,710
Loss from continuing operations	(4,533)	—	(4,889)	(52,370)
Income (loss) from discontinued operations	4,144	—	2,371	(5,200)
Net loss	(389)%	—%	(2,518)%	(57,570)%

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

Product Research and Development

Product research and development (R&D) expenses for the three months ended April 30, 2007 were $252,000, a 49% decrease over $498,000 in the same quarter of fiscal 2006. R&D expenses for the six months ended April 30, 2007 were $611,000, a 44% decrease over $1.1 million in the same period of fiscal 2006. We decreased our R&D in 2007 as compared to 2006 primarily as the result of a reduction in cash spending for materials and consultants working on development projects.

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

General and Administrative

General and administrative expenses for the three months ended April 30, 2007 were $724,000, a 4% decrease over $756,000 in the same quarter of fiscal 2006. General and administrative expenses for the six months ended April 30, 2007 were $1.2 million, a 20% decrease over $1.5 million in the same period of fiscal 2006. This decrease in the six month period is primarily due to a reduction of officers and directors salaries and fees in fiscal 2007 compared to 2006. We reduced the salaries for all officers and eliminated the cash fees paid to our Board and, in our fourth quarter of fiscal 2006, the Board suspended the stock-for-pay program for all of our directors and officers.

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

Net Revenue

Net revenue for the second quarter of fiscal 2007 was $342,000, an 81% decrease from $1.8 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net revenue was $1.5 million, which represented a 53% decrease over net sales of $3.2 million for the same period in fiscal 2006.

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

Sales by product (in thousands)

Product	Three Months Ended April 30, 2007		Three Months Ended April 30, 2006
Adapter	$107	31%	$1,200	66%
HighWire	132	39%	379	21%
Legacy & other	103	30%	236	13%
Total	$342		$1,815

Product	Six Months Ended April 30, 2007		Six Months Ended April 30, 2006
Adapter	$848	56%	$2,000	62%
HighWire	556	36%	970	30%
Legacy & other	123	8%	246	8%
Total	$1,527		$3,216

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

Product Research and Development

Product research and development (R&D) expenses for the three months ended April 30, 2007 were $172,000, a 73% decrease over $649,000 in the same quarter of fiscal 2006. R&D expenses for the six months ended April 30, 2007 were $398,000, a 60% decrease over $1.0 million in the same period of fiscal 2006. We sold our hardware business on March 30, 2007 and transferred five employees in our engineering group and all the hardware engineering contracts to One Stop upon consummation of the sale. In addition, the prior year periods R&D expense include a $279,000 inventory write-down related to the cancellation of our VoIP product development program  We also decreased our R&D in 2007 as compared to 2006 primarily as the result of a reduction in cash spending for materials and consultants working on development projects.

We did not capitalize any internal software development costs in the three and six months ended April 30, 2007 or 2006 and do not expect to capitalize internal software development costs in the future.

Sales and Marketing

Sales and marketing expenses for the three months ended April 30, 2007 were $90,000, a 72% decrease over $325,000 in the same quarter of fiscal 2006. Sales and marketing expenses for the six months ended April 30, 2007 were $272,000, a 56% decrease over $618,000 in the same period of fiscal 2006. We sold our hardware business on March 30, 2007 and transferred three employees in our sales and marketing group and all the customer contracts related to the hardware business to One Stop upon consummation of the sale. We also experienced an overall reduction in the total number of employees in our sales and marketing group due to voluntary terminations. Our marketing expenditures in the six months ended April 30, 2007 decreased as compared to the same six-month period in 2006 as a result of reduced cash expenditures across the company.

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

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. On May 29, 2007, pursuant to Amendment Number 1 to the merger agreement with Neonode, we advanced Neonode $500,000 under an interest bearing secured note payable and are committed to advancing an additional $500,000 on or before June 15, 2007. As of June 6, 2007 we had $1.3 million in cash and we expect our cash balance, after advances to Neonode, will be adequate to fund our operations until the merger is consummated. If we are unable to consummate our proposed merger with Neonode or Neonode is unable to repay the notes on September 30, 2007, as required, we will be forced to seek credit line facilities from financial institutions and/or additional equity investment. No assurances can be given that we would be successful in obtaining such additional financing on reasonable terms, or at all. Our future liquidity after the merger with Neonode is completed will be affected by, among other things:

•	actual versus anticipated sales of Neonode’s products;

•	our actual versus anticipated operating expenses;

•	the timing of Neonode’s product shipments;

•	our actual versus anticipated Neonode’s gross profit margin;

•	our ability to raise additional capital, if necessary; and

•	our ability to secure credit facilities, if necessary.

At April 30, 2007, we had cash and cash equivalents of $1.2 million, as compared to $1.1 million at October 31, 2006. In the first six months of fiscal 2007, $1.6 million of cash was used in operating activities, primarily as a result of our net loss. Our cash used was reduced by an amortization and depreciation expense of $468,000 related to property and equipment and capitalized software and $451,000 of stock-based compensation expense that are included in the $1.2 million net loss but did not require cash. We received $1.7 million in cash proceeds from the sale of our hardware business and received an additional $500,000 in cash proceeds on June 5, 2007.Working capital, consisting of our current assets less our current liabilities, at April 30, 2007 was $1.5 million, as compared to $1.7 million at October 31, 2006.

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