Form 10-Q
period 2007-07-31
Neonode, Inc
filed 2007-09-13
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

☐ Transition report pursuant to section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 0-8419

NEONODE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Biblioteksgatan 11. SE-111 46 Stockholm, Sweden
(Address of principal executive offices and zip code)

Sweden 46-8-678 18 50
USA (925) 355-2000
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

The number of shares of registrant's common stock outstanding as of August 31, 2007 was 22,673,940.

PART I Financial Information

NEONODE, INC.

PART I.  Financial Information

Item 1.  Financial Statements

NEONODE, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	July 31,	October 31,
	2007	2006 (A)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$407	$1,147
Trade accounts receivable, net	—	930
Note receivable	1,009	—
Other	165	177
Current assets from discontinued operations (B)	—	739
Total current assets	1,581	2,993

Property, plant and equipment, net	85	231
Capitalized software costs, net	90	1,314
Other	4	5
Non-current assets from discontinued operations (B)	—	325
Total assets	$1,760	$4,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$114	$557
Accrued payroll and employee benefits	7	105
Capital lease obligations - current portion	35	33
Deferred revenues	359	432
Other accrued expenses	48	144
Current liabilities from discontinued operations (B)	—	21
Total current liabilities	563	1,292

Capital lease obligations, net of current portion	51	65
Long-term liabilities from discontinued operations (B)	—	190
Total long-term liabilities	51	255

Total liabilities	614	1,547

Commitments (note 7)

Stockholders' equity:
Common stock	35,986	35,186
Accumulated deficit	(34,840)	(31,865)
Total stockholders' equity	1,146	3,321
Total liabilities and stockholders' equity	$1,760	$4,868

(A)	Derived from audited financial statements

(B)	See Note 1 to the condensed financial statements for information related to discontinued operations

See notes to condensed financial statements.

NEONODE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	July 31,		July 31,
	2007	2006	2007	2006

Net revenue	$26	$21	$75	$31

Operating expenses
Amortization and impairment of acquired
software and intellectual property	830	6,518	1,205	8,564
Product research and development	225	351	836	1,420
Sales and marketing	87	236	360	854
General and administrative	638	552	1,824	2,090

Total operating expenses	1,780	7,657	4,225	12,928

Operating loss from continuing operations	(1,754)	(7,636)	(4,150)	(12,897)

Interest income	13	9	17	38
Provision for income taxes	(1)	(1)	(5)	(6)

Loss from continuing operations	(1,742)	(7,628)	(4,138)	(12,865)

Loss from discontinued operations	—	(214)	(181)	(734)
Gain on sale of discontinued operations	—	—	1,343	—
Net income (loss) from discontinued
Operations (B)	(1,742)	(214)	1,162	(734)

Net loss	$(1,742)	$(7,842)	$(2,976)	$(13,599)

Basic and diluted income (loss) per share
Continuing operations	$(0.77)	$(3.77)	$(1.85)	$(6.20)
Discontinued operations (B)	$—	$(0.11)	$0.52	$(0.35)

Basic and diluted loss per share	$(0.77)	$(3.87)	$(1.33)	$(6.55)

Basic and diluted - weighted average
shares used in per share computations	2,264	2,025	2,235	2,077

(B)	See Note 1 to the condensed financial statements for information related to discontinued operations

See notes to condensed financial statements.

NEONODE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended July 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,975)	$(5,757)
Adjustments to reconcile net loss to net cash
used by operating activities:
Equity based compensation expense	799	1,108
Depreciation and amortization	711	2,165

Impairment of capitalized software	661	256

Gain on sale of hardware business	(1,343)	—

Changes in operating assets and liabilities:
Accounts receivable	930	(31)
Inventories	—	95
Other assets	12	74
Trade accounts payable	(443)	174
Other accrued liabilities	(279)	97
Net cash used by operating activities	(1,927)	(1,819)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4)	(167)
Capitalized software costs	—	(40)
Loan to Neonode, Inc.	(1,009)	—
Cash proceeds from sale of hardware business	2,200	—
Net cash provided (used) in investing activities	1,187	(207)

Cash flows from financing activities:
Stock offering expense	—	(2)
Proceeds from exercise of stock options	—	39
Net cash provided by financing activities	—	37

Net increase (decrease) in cash and cash equivalents	(740)	(1,989)

Cash and cash equivalents at beginning of period	1,147	3,632
Cash and cash equivalents at end of period	$407	$1,643

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Non-cash reduction in liabilities related to sale of hardware business	$209	$—
Non-cash reduction in assets related to sale of hardware business	$1,066	$—

See notes to condensed financial statements.

NEONODE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Period Reporting:

The following condensed financial statements of Neonode, Inc (the Company) (name was SBE, Inc prior to merger with Cold Winder and name change to Neonode Inc.) as of October 31, 2006, are derived from audited financial statements, and the unaudited interim condensed financial statements , include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The balance sheets as of July 31, 2007 and October 31, 2006 and the statements of operations for the three and nine months ended July 31, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business. The results of operations for the three and nine months ended July 31, 2007 are not necessarily indicative of expected results for the full 2007 fiscal year.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of July 31, 2007, we had cash on hand of $407,000 with cash used in operations of approximately $1.9 million in the nine months ended July 31, 2007 and an accumulated deficit of approximately $34.8 million.  Our ability to continue as a going concern is dependent on our ability to execute our business plan and become cash flow positive.

Reverse Stock Split

On April 2, 2007, we effected a one-for-five reverse stock split. The one-for-five reverse stock split has been reflected in the weighted average shares outstanding used to calculate the loss per share amounts presented in these financial statements. In addition, all amounts in the financial statements have been adjusted to reflect the one-for-five reverse stock split.

Merger with Neonode

On August 10, 2007, we completed the previously announced merger with Cold Winter, Inc. (formerly Neonode Inc.), a Delaware corporation (Cold Winter) pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated January 19, 2007 and amended on May 16, 2007 (the Merger Agreement).  As a result of the merger, we changed our name to Neonode Inc. Our stockholders approved the transaction in a special meeting of stockholders held on August 10, 2007. Our headquarters is now located in Stockholm, Sweden with a U.S. office in San Ramon, California.

Merger Consideration

In exchange for the 5.8 million outstanding shares of Cold Winter common stock and the assumption of outstanding options and warrants to purchase an additional 7.9 million shares of Cold Winter common stock, we issued approximately 20.4 million shares of our common stock. As of the closing of the merger, Cold Winter stockholders, option holders and warrant holders own approximately 90.5% of post-merger Neonode common stock on a fully-diluted basis and the stockholders, option holders and warrant holders of pre-merger Neonode own approximately 9.5% of post-merger Neonode common stock on a fully-diluted basis. The securities offered in the merger were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Post-merger Neonode’s common stock began trading on the Nasdaq Capital Market under the new ticker symbol “NEON” on August 13, 2007.

Accounting Treatment of Merger

For accounting purposes, Cold Winter is considered to be the acquirer in this transaction. Accordingly, the purchase price will be allocated among the fair values of our assets and liabilities, while the historical results of Cold Winter will be reflected in the results of the combined company. We have adopted the fiscal year end of Cold Winter, which is December 31, and as such our next quarterly report on Form 10-Q will be for the quarter ending September 30, 2007.

Sale of Embedded Hardware Business

On March 30, 2007, we sold all of the assets associated with our hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop Systems, Inc. (One Stop Systems or One Stop) for $2.2 million in cash plus One Stop Systems’ assumption of the lease of the building housing our corporate headquarters and certain equipment leases. We received $1.7 million in cash on the date of the sale and received an additional $500,000 in cash on June 5, 2007. Our hardware business represented substantially all of our revenue to date.

The balance sheets as of July 31, 2007 and October 31, 2006 and the statements of operations for the three and nine months ended July 31, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business.

We recorded a $1.3 million gain on the sale of our hardware business to One Stop. The gain is based on the difference between the proceeds received from and liabilities assumed from/by One Stop and the carrying value of the assets transferred to One Stop.

Gain on the sale of hardware business
(in thousands)
Cash and escrow receivable	$2,200
Liabilities assumed	209
Total consideration	2,409
Less basis of assets transferred in sale
Inventory	741
Plant property & equipment	277
Other assets	48
Total basis of transferred assets	1,066
Gain on Sale	$1,343

Sale of Storage Software Business

On August 15, 2007, Neonode Inc. entered into an Asset Purchase Agreement (the Purchase Agreement) with Riding Tide Software, LLC (Buyer), a newly-formed limited liability company owned by Nick Bellinger, a former stockholder of PyX Technologies, Inc., a company we acquired in 2005.

Under the Purchase Agreement, we agreed to sell all of the assets associated with our enterprise storage software business (the Storage Assets) to Buyer for $90,000 in cash plus 70% of the monthly net revenues received by Buyer in the 12 months following the pursuant to the PyX OEM Agreement, dated as of June 14, 2004, between Buyer (as our successor in interest) and Pelco. The Storage Assets were sold to Buyer on an “as is” basis and Buyer has agreed to indemnify us for any damages we suffer relating to the Storage Assets that accrue or arise after the closing. As a result of the sale, the company recognized an impairment of the software capitalized asset of $661,000.

On August 20, 2007, we completed the sale of the Storage Assets pursuant to the Purchase Agreement.

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

3. Capitalized Software:

Capitalized software costs comprised the following (in thousands):

	July 31,	October 31,
	2007	2006
Purchased software	$14,217	$14,217
Less accumulated amortization	(14,127)	(12,903)
	$90	$1,314

Capitalized software costs consist of software relating to current products and the design of future Internet Small Computer System Interface (iSCSI) software products acquired with our acquisition of PyX Technologies, Inc. (PyX) on July 26, 2005. We did not capitalize any purchased software in the nine months ended July 31, 2007 compared to $40,000 in the nine months ended July 31, 2006. Amortization of capitalized software costs totaled $188,000 and $563,000 for the three and nine months ended July 31, 2007, respectively, and $1.0 million and $3.3 million for the three and nine months ended July 31, 2006, respectively.

In the three months ended July 31, 2006, we recorded an asset impairment charge of $5.5 million against our earnings for the period, reducing our PyX software asset to $2.6 million. We recorded an asset impairment charge related to our capitalized software asset totaling $661,000 in the three months ended July 31, 2007, reducing our software asset to $90,000, which is the cash sales price we received when we sold our storage business on August 15, 2007. See Note 9 - Sale of Storage Software Business. The asset impairment charge is included in amortization and impairment of acquired software and intellectual property.

4. Net Loss Per Share:

Basic and diluted loss per common share for the three and nine months ended July 31, 2007 and 2006 was computed by dividing the net loss for each period by the weighted average number of shares of common stock outstanding for each period. Common stock equivalents for the three and nine months ended July 31, 2007 and 2006 were anti-dilutive, and as such were not included in the calculation of diluted net income per share.

	Three months ended		Nine months ended
	July 31,		July 31,
(in thousands)	2007	2006	2007	2006
Common Stock Equivalents
Employee stock options	803	—	390	189

Loss per share is calculated as follows:

	Three months ended		Nine months ended
	July 31,		July 31,
(in thousands, except per share amounts)	2007	2006	2007	2006
BASIC AND DILUTED
Weighted average number of
common shares outstanding	2,264	2,025	2,235	2,077
Number of shares for computation of
net loss per share	2,264	2,025	2,235	2,077
Net loss from continuing operations	$(1,742)	$(7,628)	$(4,138)	$(12,865)
Net loss per share from continuing
operations	$(0.77)	$(3.77)	$(1.85)	$(6.20)
Net income (loss) from
discontinued operations	$—	$(214)	$1,162	$(734)
Net income (loss) per share from
discontinued operations	$—	$(0.11)	$0.52	$(0.35)

Net loss per share	$(0.77)	$(3.87)	$(1.33)	$(6.55)

(a)	In loss periods, all common share equivalents would have had an anti-dilutive effect on net loss per share and therefore were excluded.

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

Stock Options

As of July 31, 2007, we had four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;

•	the 1998 Non-Officer Stock Option Plan (the 1998 Plan);

•	the PyX 2005 Stock Option Plan (the PyX Plan), which we assumed in our acquisition of PyX, but under which we have not granted and will not grant any additional equity awards; and

•	the 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of July 31, 2007:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at July 31, 2007:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	91,000	—	86,999
1998 Plan	130,000	46,800	32,095	46,800
PyX Plan	407,790	204,240	—	203,510
2006 Plan	300,000	42,000	17,954	41,249
Director Plan	68,000	56,750	—	56,750

Total	1,451,790	440,790	50,049	435,308

The 1996 Plan terminated effective January 17, 2006 and, although we can no longer issue stock options out of the 1996 Plan, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant, and have exercise prices reflecting the market value of our common stock on the date of grant. Stock options granted under the 1996 Plan, 1998 Plan, 2006 Plan and the PyX Plan are exercisable over a maximum term of ten years from the date of grant, vest in various installments over one to four-year periods and have exercise prices reflecting the market value of our common stock on the date of grant.

We granted options to purchase 58,150 and 66,150 shares of our common stock to employees or members of our Board of Directors (Board) during the three and nine months ended July 31, 2007, respectively, compared to grants of options to purchase 37,000 and 797,500 shares of our common stock to employees and members of the Board for the three and nine months ended July 31, 2006, respectively. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options. We accelerated the vesting of stock options and restricted stock for employees and members of our Board which resulting in $180,000 in additional compensation charges related to the acceleration of the vesting of these stock options in the three and nine months ended July 31, 2007.

Employee and director stock-based compensation expense related to stock options in the accompanying condensed statements of operations (in thousands) is as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006	Three months ended July 31, 2007	Nine months ended July 31, 2007	Remaining unamortized expense
Stock option compensation	$278	$1,002	$278	$633	$—

The calculation of stock-based compensation and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Options Granted During Nine Months Ended July 31,	Options Granted During Nine Months Ended July 31,
	2006	2007
Expected life (in years)	5.15	3.23
Risk-free interest rate	4.50%	5.75%
Volatility	112.50%	119.53%
Dividend yield	0.00%	0.00%
Forfeiture rate	6.01%	10.10%

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

We award stock option grants to certain non-employee strategic business advisors as part of their fee structure. The fair value of these option grants is estimated on the date of grant using the Black-Scholes option-pricing model and is recalculated on a periodic basis based on market price until vested. For the three and nine months ended July 31, 2007, we recorded $1,000 and $3,500, respectively, of compensation expense related to non-employee stock options compared to $2,900 and $51,900 of compensation expense to non-employees for the three and nine months ended July 31, 2006, respectively. We cancelled all agreements with our non-employee strategic business advisors on July 31, 2007. The advisors have 90 days from termination of their agreements to exercise vested stock options. All unvested stock options were cancelled.

The following table summarizes our stock option activity for the nine months ended July 31, 2007:

	Number of options	Weighted Average Exercise Price

Outstanding at October 31, 2006	577,974	$10.49
Granted Stock Options	66,150	2.53
Exercised	—	—
Cancelled	(203,334)	13.34

Outstanding at July 31, 2007	440,790	$9.45

As of July 31, 2007:
Options exercisable	435,308	$9.41

Shares available for grant	50,049

The weighted average grant date fair value of options granted during the nine months ended July 31, 2007 and 2006 was $2.55 and $7.20, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2007 and 2006 was $0 and $38,400, respectively.

Restricted Stock Awards

On March 21, 2006, our Board approved restricted stock grants to all current employees. The shares of restricted stock granted vest 25% on the first anniversary of the initial grant date with the remainder vesting monthly thereafter for the following six months. For the three and nine months ended July 31, 2007, we recorded $31,600 and $23,500 to salary expense related to these restricted stock grants and we recorded $44,100 and $53,400 of salary expense related to restricted stock grants for the three and nine months ended July 31, 2006, respectively. The salary expense related to restricted stock grants is recorded net of cancellations of grants to employees who terminated their employment prior to vesting.

	Weighted Average Shares Unvested Stock Units	Average Grant Date Fair Value

Unvested at November 1, 2006	48,400	$5.20
Granted	—	—
Vested	(22,000)	5.20
Cancelled	(26,400)	5.20
Unvested at July 31, 2007	—	$5.20

Stock-For-Pay Plan

On January 12, 2006, our Board approved a company-wide reduction in employee base salaries, effective January 16, 2006. In order to continue to motivate and retain our employees despite such salary reductions, the Board approved stock grants to all of our employees pursuant to the 1996 Plan and 2006 Plan. A total of 65,335 shares of our common stock were issued to employees in the nine months ended July 31, 2007 pursuant to the stock-for-pay plan, compared to 566,642 shares of our common stock for the same nine month period in 2006. For the three and nine months ended July 31, 2007, we recorded approximately $20,700 and $124,800, respectively, of stock-based compensation expense associated with such stock grants. For the three and nine months ended July 31, 2006, we recorded approximately $144,000 and $463,000, respectively, of stock-based compensation expense associated with stock grants.

In addition, the Board suspended all cash payments of Board fees until further notice. A total of 7,344 shares of our common stock were issued to members of our Board in the nine months ended July 31, 2007 pursuant to the stock-for-pay plan, compared to 113,360 shares of our common stock for the same nine month period in 2006. For the three and nine months ended July 31, 2007, we recorded $17,900 and $19,300, respectively, of stock-based compensation expense related to the directors’ stock-for-pay plan. For the three and nine months ended July 31, 2006, we recorded approximately $43,000 and $114,000, respectively, of stock-based compensation expense associated with the stock-for-pay plan.

The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards, stock-for-pay and non-employee consultant awards for the three and nine months ended July 31, 2007 and 2006, which was allocated to product costs and operating expense as follows (in thousands):

	Three months July 31, 2007	Three months July 31, 2006

Discontinued operations	$—	$152
Product research and development	81	102
Sales and marketing	12	23
General and administrative	255	274

Total	$348	$551

	Nine months	Nine months
	July 31, 2007	July 31, 2006

Discontinued operations	$176	$495
Product research and development	139	316
Sales and marketing	18	125
General and administrative	467	724

Total	$800	$1,660

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

Substantially all of our revenue has been generated by the hardware business that we sold to One Stop, and the statements of operations for the three and nine months ended July 31, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business.

Net revenue from continuing operations for the third quarter of fiscal 2007 was $26,000, compared to $21,000 in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, net revenue from continuing operations was $75,000, which represented a 142% increase over net revenue of $31,000 for the same period in fiscal 2006. All of our revenue from continuing operations is generated from the sales and servicing of our storage software.

For the three and nine month period ended July 31, 2007 and 2006, most of our sales included in the loss from discontinued operations in the statements of operations were attributable to sales of wireless communications products and were derived from a limited number of original equipment manufacturer (OEM) customers. We sold our hardware business in our second fiscal quarter, so we did not have any net revenue from discontinued operations for the third quarter of fiscal 2007, compared to $1.5 million from our hardware business in the third quarter of fiscal 2006. For the nine month period ended July 31, 2007, net revenue from discontinued operations was $1.5 million, which represented a 68% decrease from net revenues of $4.7 million for the same period in fiscal 2006.

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

The following table sets forth an analysis of our warranty reserve (in thousands):

	Nine months ended July 31
	2007	2006
Warranty reserve at beginning of period	$13	$22
Less: Cost to service warranty obligations	(13)	(1)
Plus: Increases to reserves	—	1
Total warranty reserve, included in other accrued expenses	$—	$22

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of July 31, 2007 and October 31, 2006, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2007.

We are the secondary guarantor on the building lease assumed by One Stop as part of the purchase of our hardware business on March 30, 2007. This lease commitment expires in September 2010.

8. Note Receivable:

On May 18, 2007, we entered into a Note Purchase Agreement with Cold Winter pursuant to which we agreed to loan Cold Winter $1,000,000 for working capital purposes. The loan is evidenced by a Senior Secured Note that is repayable on September 30, 2007, bears an interest rate of 6% per annum and is secured by all of Cold Winter’s stock in Neonode AB, its operating subsidiary, and a pledge of the shares of the three principal Cold Winter stockholders. As a result of the merger transaction with Cold Winter, the note and all accrued interest thereon were automatically cancelled without further obligation on the part of Cold Winter effective as of the closing of the merger. The obligations under the note were subject to a Security Agreement, a Stockholder Pledge Agreement and an Intercreditor Agreement, as amended, each entered into on February 28, 2006 among Cold Winter and certain other investors in connection with a loan by those investors to Cold Winter of an aggregate of $10,000,000.

9. Subsequent Events:

Merger with Neonode

On August 10, 2007, we completed the previously announced merger with Cold Winter, Inc. (formerly Neonode Inc.), a Delaware corporation (Cold Winter) pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated January 19, 2007 and amended on May 16, 2007 (the Merger Agreement).  As a result of the merger, we changed our name to Neonode Inc. Our stockholders approved the transaction in a special meeting of stockholders held on August 10, 2007. Our headquarters is now located in Stockholm, Sweden with a U.S. office in San Ramon, California.

Merger Consideration

In exchange for the 5.8 million outstanding shares of Cold Winter common stock and the assumption of outstanding options and warrants to purchase an additional 7.9 million shares of Cold Winter common stock, we issued approximately 20.4 million shares of our common stock. As of the closing of the merger, Cold Winter stockholders, option holders and warrant holders own approximately 90.5% of post-merger Neonode common stock on a fully-diluted basis and the stockholders, option holders and warrant holders of pre-merger Neonode own approximately 9.5% of post-merger Neonode common stock on a fully-diluted basis. The securities offered in the merger were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Post-merger Neonode’s common stock began trading on the Nasdaq Capital Market under the new ticker symbol “NEON” on August 13, 2007.

Board of Directors and Officers

Mr. John Reardon, a member of the Cold Winter and Neonode board of directors prior to the merger, continues as a member of the post-merger Neonode board of directors. Mr. David Brunton, Neonode Chief Financial Officer, continues as the Chief Financial Officer of post-merger Neonode. Pursuant to the terms of the Merger Agreement, and as described in the definitive proxy statement filed by SBE with the Securities and Exchange Commission on July 3, 2007, all other employees, officers and directors of SBE resigned or were terminated effective as of the closing of the merger.

Sale of Storage Software Business

On August 15, 2007, Neonode Inc. entered into an Asset Purchase Agreement (the Purchase Agreement) with Riding Tide Software, LLC (Buyer), a newly-formed limited liability company owned by Nick Bellinger, a former stockholder of PyX Technologies, Inc., a company we acquired in 2005.

Under the Purchase Agreement, we agreed to sell all of the assets associated with our enterprise storage software business (the Storage Assets) to Buyer for $90,000 in cash plus 70% of the monthly net revenues received by Buyer in the 12 months following the pursuant to the PyX OEM Agreement, dated as of June 14, 2004, between Buyer (as our successor in interest) and Pelco. The Storage Assets were sold to Buyer on an “as is” basis and Buyer has agreed to indemnify us for any damages we suffer relating to the Storage Assets that accrue or arise after the closing.

On August 20, 2007, we completed the sale of the Storage Assets pursuant to the Purchase Agreement.

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

Overview

Merger with Neonode

On August 10, 2007, we completed the previously announced merger with Cold Winter (formerly Neonode Inc.), a Delaware corporation (Cold Winter) pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated January 19, 2007 and amended on May 16, 2007 (the Merger Agreement).  As a result of the merger, we changed our name to Neonode Inc. Our stockholders approved the transaction in a special meeting of stockholders held on August 10, 2007. Our headquarters is now located in Stockholm, Sweden.

In exchange for the 5.8 million outstanding shares of Cold Winter common stock and the assumption of outstanding options and warrants to purchase an additional 7.9 million shares of Cold Winter common stock, we issued approximately 20.4 million shares of our common stock. As of the closing of the merger, Cold Winter stockholders, option holders and warrant holders own approximately 90.5% of post-merger Neonode common stock on a fully-diluted basis and the stockholders, option holders and warrant holders of pre-merger Neonode own approximately 9.5% of post-merger Neonode common stock on a fully-diluted basis. The securities offered in the merger were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Post-merger Neonode’s common stock began trading on the Nasdaq Capital Market under the new ticker symbol “NEON” on August 13, 2007.

For accounting purposes, Cold Winter is considered to be the acquirer in this transaction. Accordingly, the purchase price will be allocated among the fair values of our assets and liabilities, while the historical results of Cold Winter will be reflected in the results of the combined company. We have adopted the fiscal year end of Cold Winter, which is December 31, and as such our next quarterly report on Form 10-Q will be for the quarter ending September 30, 2007.

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

Our balance sheets as of July 31, 2007 and October 31, 2006 and our statements of operations for the three and nine months ended July 31, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business.

We recorded a $1.3 million gain on the sale of our hardware business to One Stop. The gain is based on the difference between the proceeds received from and liabilities assumed by One Stop and the carrying value of the assets transferred to One Stop.

Sale of Storage Software Business

On August 15, 2007, Neonode Inc. entered into an Asset Purchase Agreement (the Purchase Agreement) with Riding Tide Software, LLC (Buyer), a newly-formed limited liability company owned by Nick Bellinger, a former stockholder of PyX Technologies, Inc., a company we acquired in 2005.

Under the Purchase Agreement, we agreed to sell all of the assets associated with our enterprise storage software business (the Storage Assets) to Buyer for $90,000 in cash plus 70% of the monthly net revenues received by Buyer in the 12 months following the pursuant to the PyX OEM Agreement, dated as of June 14, 2004, between Buyer (as our successor in interest) and Pelco. The Storage Assets were sold to Buyer on an “as is” basis and Buyer has agreed to indemnify us for any damages we suffer relating to the Storage Assets that accrue or arise after the closing.

On August 20, 2007, we completed the sale of the Storage Assets pursuant to the Purchase Agreement.

Operations After Merger with Cold Winter

Our business has historically been characterized by a concentration of sales to a small number of OEMs and distributors who provide products and services to the communications and data storage markets.

Historically, we designed, manufactured and sold embedded hardware and storage software products. Our hardware business generated the overwhelming majority of our sales and net cash flow. As of March 30, 2007, with the sale of our hardware business to One Stop, we no longer participate in the hardware markets. We transferred our entire inventory and the engineering and test equipment used to support the hardware business to One Stop.

On August 20, 2007, we sold our storage software business and transferred all customer contracts, intellectual property and engineering and test equipment used to support the software business to Rising Tide Software LLC.

Our continuing operations will be focused on developing, manufacturing and selling multimedia touchscreen mobile phones with a focus on design, enhanced user experience and customization in addition to licensing our touchscreen and other technologies to third party companies. Cold Winter developed a multimedia mobile phone that converts the functionality of a desktop computer to a mobile phone interface. In addition to connecting to any GSM supported cellular telephone network, Cold Winter’s multimedia mobile phone allows the user to watch movies in full screen, play music videos, play music, take pictures with its two mega pixel camera and play games, all with internet pod casting capabilities. Cold Winter’s patent pending user interface incorporates true one hand - on screen - navigation with a user interface that recognizes gestures rather than defined keys. Cold Winter’s user interface allowed for the design and manufacture of a mobile phone with a large display without physical buttons using the smallest form factor in the mobile phone industry. Cold Winter’s design is based on their patent pending zForce ™ and Neno™ software and hardware technologies. Cold Winter released its new mobile phone, the N2, on February 10, 2007 and began shipments of that product to customers in July 2007. Effective as ot the merger, the business and operations of Cold Winter prior to the merger became our primary business and operations.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition:

Hardware Products

Our policy was to recognize revenue for hardware product sales when title transferred and risk of loss passed to the customer, which was generally upon shipment of our hardware products to customers. We deferred and recognized service revenue over the contractual period or as services were rendered. We estimated expected sales returns and recorded the amount as a reduction of revenues and cost of goods sold at the time of shipment. Our policy complied with the guidance provided by the Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission.

Software Products

Prior to the sale of our software business on August 20, 2007, we derived revenues from the following sources: (1) software, which includes new iSCSI software licenses and (2) consulting services. We account for the licensing of software in accordance with of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post-delivery support, upgrades and similar services. We typically charge annual software maintenance equal to 20% of the software license fees.

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

For one customer, we began recognizing software license fee revenue and related engineering support revenue by amortizing previously deferred revenue related to engineering services over 36 months beginning in March 2006, which was the month the first software license for this customer was activated. The 36-month amortization period is the estimated life of the related software product for this customer. We also amortize all fees related to the licensing of our software to this customer over 36 months beginning with the month the software license is activated.

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

Stock-Based Compensation:

We follow SFAS 123(R), Share Based Payments which requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. We estimate future forfeitures and adjust our estimate on a period basis. The fair value of stock option grants is determined using the Black-Scholes valuation model. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of our common stock. Such fair value is recognized as compensation expense over the requisite service period, net of estimated forfeitures.

Income Taxes:

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain. Based on the uncertainty of future pre-tax income, we fully reserved our deferred tax assets as of July 31, 2007 and October 31, 2006. If we determine that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

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

Results of Operations

We sold our hardware business to One Stop on March 30, 2007. Our hardware business generated substantially all of our revenue and, effective with the sale of this business, we no longer participate in the embedded hardware business. Our statements of operations for the three and nine months ended July 31, 2007 and 2006 have been adjusted to reflect the effect of our discontinued operations related to the sale of our hardware business. We do not expect to sell any new products to, or generate additional revenue from, our former hardware customers. Percentage comparisons of our results for the three and nine months ended July 31, 2007 and 2006 are not meaningful because the revenue generated from our storage software business is not material. Subsequent to July 31, 2007, we completed the merger with Cold Winter and are no longer involved in our historical communications hardware or storage software businesses and, as a result, our prior operating results are not necessarily indicative of our operating results for any future period.

CONTINUING OPERATIONS

The following is a discussion of our storage software business that we sold on August 20, 2007.

Net Revenue

Net revenue for the third quarter of fiscal 2007 was $26,000, compared to $21,000 in the third quarter of fiscal 2006. For the nine month period ended July 31, 2007, net revenue was $75,000, which represented a 142% increase over net revenue of $31,000 for the same period in fiscal 2006. All of our revenue from continuing operations is generated from the sales and servicing of our storage software.

After the merger transaction with Cold Winter was completed, we changed our name to “Neonode Inc.” and now focus on the design and manufacture of mobile multi-media telephones with patented buttonless touch screen mobile phones and gesture-based user interfaces.

Amortization and Impairment of Purchased Software and Intellectual Property

We recorded a software asset totaling $12.4 million when we acquired PyX Technologies, Inc. (PyX) in 2005. Recurring amortization of capitalized software and intellectual property costs totaled $188,000 and $563,000 for the three and nine months ended July 31, 2007, respectively, compared to $1.0 million and $3.0 million for the three and nine months ended July 31, 2006, respectively, and is included in amortization and impairment of acquired software and intellectual property in our Condensed Statements of Operations. The decrease in amortization of purchased software and intellectual property in the three and nine month period ended July 31, 2007 over 2006 was due to the write down to expected realizable value in fiscal 2006 of our software asset that we acquired in the PyX acquisition.

In the fiscal year ended October 31, 2006, we recorded an asset impairment charge of $6.5 million against our earnings for the year, reducing our storage software asset to $1.3 million at November 1, 2006. Prior to the write-down, we amortized our storage software asset over 36 months at the rate of $339,000 per month. We began to amortize the remaining $1.3 million software asset over the then remaining 21-month amortization period at the rate of $63,000 per month, effective November 1, 2006. We recorded an additional asset impairment charge totaling $661,000 on July 31, 2007, reducing our software asset to $90,000. We sold the storage software business for $90,000 on August 20, 2007.

Product Research and Development

Product research and development (R&D) expense for the three months ended July 31, 2007 was $225,000, a 73% decrease over $836,000 in the same quarter of fiscal 2006. R&D expense for the nine months ended July 31, 2007 was $351,000, a 75% decrease over $1.4 million in the same period of fiscal 2006. We decreased our R&D in 2007 as compared to 2006 primarily as the result of reductions in staffing related to our storage software business. We also reduced cash expenditures for materials and consultants working on development projects.

Included in R&D expense for the three and nine months ended July 31, 2007 is $81,000 and $139,000, including the acceleration of the vesting of unvested stock options, respectively, of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense and the issuance of restricted stock to employees compared to $102,000 and $316,000 for the same periods in fiscal 2006, respectively.

We did not capitalize any internal software development costs in the three and nine months ended July 31, 2007 or 2006.

Sales and Marketing

Sales and marketing expense for the three months ended July 31, 2007 was $87,000, a 76% decrease over $360,000 in the same quarter of fiscal 2006. Sales and marketing expense for the nine months ended July 31, 2007 was $236,000, a 72% decrease over $854,000 in the same period of fiscal 2006. We experienced a reduction the number of employees in our sales and marketing group from eight in 2006 to two in 2007. In addition, our marketing expenditures in the nine months ended July 31, 2007 decreased, as compared to the same nine-month period in 2006, as a result of reduced cash expenditures across the company.

Included in sales and marketing expense for the three and nine months ended July 31, 2007 is $12,000 and $18,000, including the acceleration of the vesting of unvested stock options, respectively, of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense and the issuance of restricted stock to employees, compared to $23,000 and $125,000 for the same periods in fiscal 2006, respectively.

General and Administrative

General and administrative expense for the three months ended July 31, 2007 was $638,000, a 16% increase over $552,000 in the same quarter of fiscal 2006. The increase is due to the accrual of severance payments related to employees terminated prior to our merger with Cold Winter. General and administrative expenses for the nine months ended July 31, 2007 was $1.8 million, a 13% decrease over $2.1 million in the same period of fiscal 2006. The decrease in the nine month period is primarily due to a reduction of officers and directors salaries and fees in fiscal 2007 compared to 2006. In Janaury 2006, we reduced the salaries for all officers and eliminated the cash fees paid to our Board. In our fourth quarter of fiscal 2006, the Board suspended the stock-for-pay program for all of our directors and officers.

Included in general and administrative expense for the three months and nine months ended July 31, 2007 is $255,000 and $467,000, including the acceleration of the vesting of unvested stock options, respectively, of non-cash stock-based compensation expense related to the stock-for-pay program, stock option expense and the issuance of restricted stock to employees compared to $274,000 and $724,000 for the same periods in fiscal 2006, respectively.

Loss from Continuing Operations

As a result of the factors discussed above, we recorded a loss from continuing operations of $1.7 million and $7.6 million in the three and nine month periods ended July 31, 2007, respectively, as compared to a loss from continuing operations of $4.1 million and $12.9 million for the same periods in fiscal 2006.

DISCONTINUED OPERATIONS

Included in the loss from discontinued operation in the statements of operations are the net results of our hardware business that we sold to One Stop on March 30, 2007.

The following is a discussion of activities of our hardware business for the nine months ended July 31, 2007 and 2006. We sold our hardware business during our second fiscal quarter so there were no operations related to this business unit in the quarter ended July 31, 2007.

Net Revenue

For the nine month period ended July 31, 2007, net revenue was $1.5 million, which represented a 68% decrease over net revenue of $4.7 million for the same period in fiscal 2006.

Sales to two of our customers, DCL and True Position, represented 45% and 21%, respectively, 66% collectively, of net sales during the nine month period ended July 31, 2007. In the nine month period ended July 31, 2006, we had hardware sales to three customers that were each greater than 10% of our sales for that period and they collectively represented 64% of net revenue during the first three quarters of fiscal 2006. DCL represented 31%, Nortel represented 18% and Raytheon represented 15% of our sales for the nine months ended July 31, 2006.

Sales by product (in thousands)

Product	Nine months ended July 31, 2007		Nine months ended July 31, 2006
Adapter	$893	59%	$2,816	59%
HighWire	556	37%	1,571	33%
Legacy & other	70	4%	351	8%
Total	$1,519		$4,738

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

Cost of Hardware Products and Other Revenue

Cost of hardware products and other revenues consisted of the direct and indirect costs of our manufactured hardware products and the costs related to the personnel in our operations and production departments including share-based payment compensation expense associated with the implementation of SFAS 123(R). Cost of hardware products and other revenues for the nine months ended July 31, 2007 decreased by 68% to $1.0, compared with $3.1 million for the nine months ended July 31, 2006. We sold our hardware business on March 30, 2007 and transferred three employees in our production and operations group and certain of the hardware product related supplier contracts to One Stop upon consummation of the sale.

Product Research and Development

R&D expense for the nine months ended July 31, 2007 was $172,000, a 89% decrease over $1.6 million in the same period of fiscal 2006. We sold our hardware business on March 30, 2007 and transferred five employees in our engineering group and all the hardware engineering contracts to One Stop upon consummation of the sale. In addition, the prior year period, R&D expense included a $279,000 inventory write-down related to the cancellation of our VoIP product development program  We also decreased our R&D expense in 2007, as compared to 2006 primarily as the result of a reduction in cash spending for materials and consultants working on development projects.

We did not capitalize any internal software development costs in the nine months ended July 31, 2007 or 2006.

Sales and Marketing

Sales and marketing expense for the nine months ended July 31, 2007 was $90,000, a 90% decrease over $900,000 in the same period of fiscal 2006. We sold our hardware business on March 30, 2007 and transferred three employees in our sales and marketing group and all the customer contracts related to the hardware business to One Stop upon consummation of the sale. We also experienced an overall reduction in the total number of employees in our sales and marketing group due to voluntary terminations. Our marketing expenditures in the nine months ended July 31, 2007 decreased, as compared to the same nine-month period in 2006, as a result of reduced cash expenditures across the company.

Net Income (Loss) from Discontinued Operations

As a result of the factors discussed above, we recorded net income from discontinued operations of $1.2 million in the nine month period ended July 31, 2007, as compared to a net loss of $734,000 for the same period in fiscal 2006. The net income from discontinued operations for the nine months ended July 31, 2007 is comprised of a loss from our discontinued hardware business totaling $181,000 and a $1.3 million gain from the sale of the hardware business.

Net Loss from Continuing and Discontinued Operations

As a result of the factors discussed above, we recorded a net loss of $1.7 million and $3.0 million in the three and nine month periods ended July 31, 2007, respectively, as compared to a net loss of $7.8 million and $13.6 million for the same periods in fiscal 2006.

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

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. On May 29, 2007, pursuant to Amendment Number 1 to the merger agreement with Cold Winter, we advanced Cold Winter $1.0 million under an interest bearing secured note payable. As a result of the merger transaction with Cold Winter, the note and all accrued interest thereon were automatically cancelled without further obligation on the part of Cold Winter effective as of the closing of the merger. Our future liquidity after the merger with Cold Winter is affected by, among other things:

•	actual versus anticipated sales of our post merger products;

•	our actual versus anticipated operating expenses;

•	the timing of our product shipments;

•	our actual versus anticipated gross profit margin;

•	our ability to raise additional capital, if necessary; and

•	our ability to secure credit facilities, if necessary.

At July 31, 2007, we had cash and cash equivalents of $407,000, as compared to $1.1 million at October 31, 2006. In the nine month period ended July 31, 2007, $1.9 million of cash was used in operating activities, primarily as a result of our net loss. Our cash used was reduced by amortization and depreciation and asset impairment expense of $1.4 million related to property and equipment and capitalized software and $801,000 of stock-based compensation expense that are included in the $3.0 million net loss but did not require cash. During the nine months ended July 31, 2007, we received $2.2 million in cash proceeds from the sale of our hardware business. Working capital, consisting of our current assets less our current liabilities, at July 31, 2007 was $1.0 million, as compared to $1.7 million at October 31, 2006.

In the nine months ended July 31, 2007, we purchased $4,000 of fixed assets, consisting primarily of computers and engineering equipment.

During the nine months ended July 31, 2007, we continued to pursue cost cutting measures to reduce our cash expenditures. We continued to pay reduced salaries for all officers and employees and did not pay cash fees to our Board. In March 2007, we sold our hardware business for $2.2 million in cash and reduced our ongoing lease liabilities and our headcount to reflect our current business. Subsequent to July 31, 2007, we sold our storage software business and completed our merger with Cold Winter.

On August 10, 2007, we merged with Cold Winter. If our post merger operations do not generate sufficient cash flow our business may be adversely affected. If our operations are unable to generate sufficient cash flow to support pour business we may be forced to seek additional capital through either equity or debt financing. No assurances can be given that we would be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents are subject to interest rate risk. We invest primarily on a short-term basis in instruments having a maturity of less than three months. Our financial instrument holdings at July 31, 2007 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to our financial instruments would be immaterial. We hold no assets or liabilities denominated in a foreign currency. Since October 31, 2006, there has been no change in our exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosures controls and procedures (as defined in Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), an evaluation as of July 31, 2007, the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report ,our internal controls are ineffective.

During the quarter ended July 31, 2007, our independent registered public accounting firm communicated to management and the audit committee a material weakness arising out of an adjustment to revenue related to our software contracts which they identified during their review of our interim condensed consolidated financial statements. The material weakness identified pertains to our revenue recognition policies and procedures for software arrangements, which are new to us and not adequately robust to identify vendor-specific objective evidence and separate multiple element arrangements.  We are working to establish policies and procedures in this area.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II. Other Information

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to Our Business

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our stock price may decrease significantly.

Our operating results are difficult to forecast. Its future operating results may fluctuate significantly and may not meet its expectations or those of securities analysts or investors. If this occurs, the price of our common stock will likely decline. Many factors may cause fluctuations in its operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;

•	changes in consumer and enterprise spending levels;

•	quality issues with our products;

•	changes in consumer, enterprise and carrier preferences for our products and services;

•	loss or failure of carriers or other key sales channel partners;

•	competition from other mobile telephone or handheld devices or other devices with similar functionality;

•	competition for consumer and enterprise spending on other products;

•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third party manufacturers or suppliers in a timely manner;

•	changes in terms, pricing or promotional program

•	variations in product costs or the mix of products sold;

•	failure to achieve product cost and operating expense targets;

•	excess inventory or insufficient inventory to meet demand;

•	seasonality of demand for some of our products and services;

•	litigation brought against us; and

•	changes in general economic conditions and specific market conditions.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

We have not been profitable since our inception and we anticipate significant additional losses.

We were formed in 2006 as a holding company owning and operating Neonode AB, which was formed in 2004, and has been primarily engaged in the business of developing and selling mobile phones. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. Our success will depend on many factors, including, but not limited to: the growth of mobile telephone usage; the efforts of our marketing partners; the level of competition faced by us; and our ability to meet customer demand for products and ongoing service. There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on our business, operating results and financial condition.

In addition, we have experienced substantial net losses in each fiscal period since our inception. Such net losses from a lack of substantial revenues and the significant costs incurred in the development of our products and infrastructure. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan.

Our limited operating history and the emerging nature of our market, together with the other risk factors described below, make prediction of our future operating results difficult. There can also be no assurance that we will ever achieve significant revenues or profitability or, if significant revenues and profitability are achieved, that they could be sustained.

We will require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We require sources of capital in addition to cash on hand to continue operations and to implement our strategy. We intend to seek credit line facilities from financial institutions and/or additional equity investment. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

If we fail to develop and introduce new products and services successfully and in a cost effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.

The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or is unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

As we introduce new or enhanced products or integrates new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, delivering sufficient supplies of new products to meet customers’ demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations and financial condition.

We are dependent on third parties to manufacture and supply our products and components of our products.

Our products are built by a limited number of independent manufacturers. Although we provide manufacturers with key performance specifications for the phones, these manufacturers could:

•	manufacture phones with defects that fail to perform to our specifications;

•	fail to meet delivery schedules; or

•	fail to properly service phones or honor warranties.

Any of the foregoing could adversely affect its ability to sell our products and services, which, in turn, could adversely affect our revenues, profitability and liquidity, as well as our brand image.

We may become highly dependent on wireless carriers for the success of our products.

Our business strategy includes significant efforts to establish relationships with international wireless carriers. We cannot assure you that we will be successful in establishing new relationships, or maintaining such relationships, with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our multimedia phone products. Factors that are largely within the control of wireless carriers, but which are important to the success of our multimedia phone products, include:

•	testing of our products on wireless carriers’ networks;

•	quality and coverage area of wireless voice and data services offered by the wireless carriers;

•	the degree to which wireless carriers facilitate the introduction of and actively market, advertise, promote, distribute and resell our multimedia phone products;

•	the extent to which wireless carriers require specific hardware and software features on our multimedia phone to be used on their networks;

•	timely build out of advanced wireless carrier networks that enhance the user experience for data centric services through higher speed and other functionality;

•
contractual terms and conditions imposed on them by wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in some market segments;

•	wireless carriers’ pricing requirements and subsidy programs; and

•	pricing and other terms and conditions of voice and data rate plans that the wireless carriers offer for use with our multimedia phone products.

For example, flat data rate pricing plans offered by some wireless carriers may represent some risk to our relationship with such carriers. While flat data pricing helps customer adoption of the data services offered by carriers and therefore highlights the advantages of the data applications of its products, such plans may not allow its multimedia phones to contribute as much average revenue per user, or ARPU, to wireless carriers as when they are priced by usage, and therefore reduces our differentiation from other, non-data devices in the view of the carriers. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Moreover, we may not have agreements with some of the wireless carriers with whom they will do business and, in some cases, the agreements may be with third-party distributors and may not pass through rights to us or provide us with recourse or contact with the carrier. The absence of agreements means that, with little or no notice, these wireless carriers could refuse to continue to purchase all or some of our products or change the terms under which they purchase our products. If these wireless carriers were to stop purchasing our products, we may be unable to replace the lost sales channel on a timely basis and our results of operations could be harmed.

Wireless carriers could also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our multimedia phone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those carriers may choose to emphasize similar products from our competitors and thereby reduce their focus on its products which would have a negative impact on our business, results of operations and financial condition.

Carriers, who control most of the distribution and sale of, and virtually all of the access for, multimedia phone products could commoditize multimedia phones, thereby reducing the average selling prices and margins for our products which would have a negative impact on our business, results of operations and financial condition. In addition, if carriers move away from subsidizing the purchase of mobile phone products, this could significantly reduce the sales or growth rate of sales of mobile phone products. This could have an adverse impact on our business, revenues and results of operations.

As we build strategic relationships with wireless carriers, we may be exposed to significant fluctuations in revenue for our multimedia phone products.

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending on end-customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launches new products with wireless carriers, our revenue could be subject to significant fluctuation based on the timing of carrier product launches, carrier inventory requirements, marketing efforts and our ability to forecast and satisfy carrier and end-customer demand.

The mobile communications industry is highly competitive and many of our competitors have significantly greater resources to engage in product development, manufacturing, distribution and marketing.

The mobile communications industry, in which we are engaged, is a highly competitive business with companies of all sizes engaged in business in all areas of the world, including companies with far greater resources than we have. There can be no assurance that other competitors, with greater resources and business connections, will not compete successfully against us in the future. Our competitors may adopt new technologies that reduce the demand for our products or render our technologies obsolete, which may have a material adverse effect on the cost structure and competitiveness of our products, possibly resulting in a negative effect on our revenues, profitability or liquidity.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	the impact of recessions in the global economy or in specific sub economies

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for them and our officers and directors who they indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

In addition, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business and results of operations could be harmed by decreases in demand for our products or reductions in margins.

While we sell our products worldwide, one component of our strategy is to expand our sales efforts in countries with large populations and propensities for adopting new technologies. We have limited experience with sales and marketing in some of these countries. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.

We must significantly enhance our sales and product development organizations.

We will need to improve the effectiveness and breadth of our sales operations in order to increase market awareness and sales of our products, especially as we expand into new markets. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Likewise, our efforts to improve and refine our products require skilled engineers and programmers. Competition for professionals capable of expanding its research and development organization is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire or retain qualified sales marketing and technical personnel, our ability to achieve future revenue may be adversely affected.

We are dependent on the services of our key personnel.

We are dependent on our current management for the foreseeable future. The loss of the services of any member of management could have a materially adverse effect on our operations and prospects.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology and other intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide them a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

Our pending patent and trademark applications for registration may not be allowed, or others may challenge the validity or scope of our patents or trademarks, including patent or trademark applications or registrations. Even if our patents or trademark registrations are issued and maintained, these patents or trademarks may not be of adequate scope or benefit to them or may be held invalid and unenforceable against third parties.

We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating the business. Despite our efforts, we may not be able to detect infringement and may lose competitive position in the market before they do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting intellectual property claims. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our products.

We have an international presence in countries whose laws may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

As part of our business strategy, we target customers and relationships with suppliers and original distribution manufacturers in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost effective quantities of our products or production materials and our revenues, cost of revenues and financial condition could be adversely impacted.

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and enterprise preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual variations of the product such as the color of the casing, size of memory, etc. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial condition.

We rely on third parties to sell and distribute our products and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in their business practices, their failure to provide timely and accurate information or conflicts among its channels of distribution could adversely affect our business, results of operations and financial condition.

The distributors, wireless carriers, retailers and resellers who sell or may sell and or distribute our products also sell products offered by our competitors. If our competitors offer our sales channel partners more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those wireless carriers, distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide higher returns. If we are unable to maintain successful relationships with these sales channel partners or to expand our distribution channels, our business will suffer.

Because we intend to sell our products primarily to distributors, wireless carriers, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of its strategic interest in assisting them in balancing inventories. In addition, these sales channel partners could modify their business practices, such as inventory levels, or seek to modify their contractual terms, such as return rights or payment terms. Unexpected changes in product return requests, inventory levels, payment terms or other practices by these sales channel partners could negatively impact our business, results of operations and financial condition.

We will rely on distributors, wireless carriers, retailers and resellers to provide us with timely and accurate information about their inventory levels as well as sell-through of products purchased from us. We will use this information as one of the factors in our forecasting process to plan future production and sales levels, which in turn will influences our public financial forecasts. We will also use this information as a factor in determining the levels of some of our financial reserves. If we do not receive this information on a timely and accurate basis, our results of operations and financial condition may be adversely impacted.

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-customers, and there is also competition among Internet-based resellers. We also sell our products directly to end-customers from our Neonode.com web site. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues and results of operations.

If our multimedia phone products do not meet wireless carrier and governmental or regulatory certification requirements, we will not be able to compete effectively and our ability to generate revenues will suffer.

We are required to certify our multimedia phone products with governmental and regulatory agencies and with the wireless carriers for use on their networks. The certification process can be time consuming, could delay the offering of our products on carrier networks and affect our ability to timely deliver products to customers. As a result, carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and thereby reduce their purchases of our products, which would have a negative impact on our products sales volumes, our revenues and our cost of revenues.

We depend on our suppliers, some of which are the sole source and some of which are our competitors, for certain components, software applications and elements of our technology, and our production or reputation could be harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost-effective basis.

Our multimedia products contain software applications and components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software applications and components are essential to the successful production and sale of our device products. For example, media player applications are critical to the functionality of our multimedia phone devices.

Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we competes in the multimedia phone device market. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our multimedia phone will be harmed. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

If we are unable to obtain key technologies from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software for use in our products, including the operating systems. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to them in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

Our product strategy is to base our products on software operating systems that are commercially available to competitors.

Our multimedia phone is based on a commercially available version of Microsoft’s Windows CE. We cannot assure you that we will be able to maintain this licensing agreement with Microsoft and that Microsoft will not grant similar rights to our competitors or that we will be able to sufficiently differentiate our multimedia phone from the multitude of other devices based on Windows CE.

In addition, there is significant competition in the operating system software and services market, including proprietary operating systems such as Symbian and Palm OS, open source operating systems, such as Linux, other proprietary operating systems and other software technologies, such as Java and RIM’s licensed technology. This competition is being developed and promoted by competitors and potential competitors, some of which have significantly greater financial, technical and marketing resources than we have, such as Access, Motorola, Nokia, Sony-Ericsson and RIM. These competitors could provide additional or better functionality than we do or may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. Competitors in this market could devote greater resources to the development, promotion and sale of their products and services and the third-party developer community, which could attract the attention of influential user segments.

If we are unable to continue to differentiate the operating systems that we include in our mobile computing devices, our revenues and results of operations could be adversely affected.

The market for multimedia phone products is volatile, and changing market conditions, or failure to adjust to changing market conditions, may adversely affect our revenues, results of operations and financial condition, particularly given our size, limited resources and lack of diversification.

We operate in the multimedia phone market which has seen significant growth during the past years. We cannot assure you that this significant growth in the sales of multimedia devices will continue. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on multimedia phones. These factors also make us more dependent on investments of our limited resources. For example, Neonode faces many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; and which operating systems and email solutions to support. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.

Our products are subject to increasingly stringent laws, standards and other regulatory requirements, and the costs of compliance or failure to comply may adversely impact our business, results of operations and financial condition.

Our products must comply with a variety of laws, standards and other requirements governing, among other things, safety, materials usage, packaging and environmental impacts and must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where our products are sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to electromagnetic radiation. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and in severe cases prevent us it selling our products in certain jurisdictions.

For example, many of our products are subject to laws and regulations that restrict the use of lead and other substances and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions began to apply to the products sold after July 1, 2006, when new recycling, labeling, financing and related requirements came into effect. Failure to comply with applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe are found to contain more than the permitted percentage of lead or another listed substance, it is possible that we could be forced to recall the products, which could lead to substantial replacement costs, contract damage claims from customers, and reputational harm. We expect similar requirements in the United States, China and other parts of the world.

As a result of these new European requirements and anticipated developments elsewhere, we are facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide, and otherwise obtain, compliant materials, parts and end products and re-designing products so that they comply with these and the many other requirements applicable to them.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, results of operations and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields, or radio signals, from base stations and from the use of mobile devices. While a substantial amount of scientific research by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no evidence of adverse effect to human health, we cannot assure you that future studies, regardless of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and the use of mobile phones pose a health risk. Although our products are certified as meeting applicable public health authority safety standards and recommendations, even a perceived risk of adverse health effects from wireless communications devices could adversely impact use of wireless communications devices or subject them to costly litigation and could harm our reputation, business, results of operations and financial condition.

Changes in financial accounting standards or practices may cause unexpected fluctuations in and adversely affect our reported results of operations.

Any change in financial accounting standards or practices that cause a change in the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results.

Wars, terrorist attacks or other threats beyond its control could negatively impact consumer confidence, which could harm our operating results.

Wars, terrorist attacks or other threats beyond our control could have an adverse impact on the United States, Europe and world economy in general, and consumer confidence and spending in particular, which could harm our business, results of operations and financial condition.

Risks Associated with Ownership of Our Common Stock

The market price of our common stock is likely to continue to be volatile. You may not be able to resell your shares at or above the price at which you purchased such shares.

The trading price of our common stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, the failure to meet analyst estimates, announcements of technological innovations or new products by us or our competitors, general conditions in the communications industries and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market price of the securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Our common stock has historically had relatively small trading volumes. As a result, small transactions in our common stock can have a disproportionately large impact on the quoted price of our common stock.

If we continue to experience losses, we could experience difficulty meeting our business plan and our stock price could be negatively affected.

If we are unable to gain market acceptance of our mobile phone handsets, we will experience continuing operating losses and negative cash flow from our operations. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock. We anticipate that we will continue to incur product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues if we are to achieve and maintain profitability. A substantial failure to achieve profitability could make it difficult or impossible for us to grow our business. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase revenues would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our common stock is at risk for delisting from the Nasdaq Capital Market if we fail to maintain minimum listing maintenance standards. If it is delisted, our stock price and your liquidity may be impacted.

Our common stock was quoted on The Nasdaq Capital Market under the symbol NEON. In order for our common stock to continue to be quoted on the Nasdaq Capital Market, we must satisfy various listing maintenance standards established by Nasdaq. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million and public float value of at least $1.0 million and our common stock must have a minimum closing bid price of $1.00 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 12, 2007.

Neonode, Inc.
Registrant

Date: September 12, 2007	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance and Secretary

(Principal Financial and Accounting Officer)