Form 10-Q
period 2007-09-30
Neonode, Inc
filed 2007-11-14
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
USA (925) 355-7700

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

The number of shares of registrant's common stock outstanding as of November 5, 2007 was 23,714,252.

PART I Financial Information

NEONODE, INC.

PART I.  Financial Information
Item 1.  Financial Statements

NEONODE, INC.
CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,758	$369
Restricted cash	5,430	—
Trade accounts receivable	431	46
Inventory	580	—
Prepaid expense and accrued income	1,241	621
Other	264	117
Total current assets	13,704	1,153

Property, plant and equipment, net	419	65
Intangible assets, net	112	155
Total assets	$14,235	$1,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion long term debt	$103	$5,112
Accounts payable	2,140	245
Accrued expenses	549	893
Deferred revenues	—	462
Other liabilities	954	437
Embedded notes conversion features and warrants	12,255	—
Total current liabilities	16,001	7,149

Long term debt	128	854
Total long-term liabilities	128	854

Total liabilities	16,129	8,003

Commitments (note 8)

Stockholders' deficit:
Common stock and additional paid in capital	55,293	3,509
Accumulated other comprehensive income	311	88
Accumulated deficit	(57,498)	(10,227)
Total stockholders' equity deficit	(1,894)	(6,630)
Total liabilities and stockholders' deficit	$14,235	$1,373

See notes to condensed financial statements.

NEONODE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenue	$1,193	$252	$1,668	$1,423
Cost of sales	1,050	495	1,053	1,270
Gross profit	143	(243)	615	153

Operating expenses
Product research and development	1,036	578	3,120	1,548
Sales and marketing	670	172	1,640	415
General and administrative	991	136	3,480	1,313

Total operating expenses	2,691	886	8,240	3,276

Operating loss	(2,554)	(1,129)	(7,625)	(3,123)

Interest and other income	243	34	424	100
Interest and other expense	(678)	(59)	(927)	(396)
Charges related to the amortization of debt discounts, deferred financing fees and the extinguishment of convertible debt	(3,587)	(71)	(3,760)	(161)
Valuation charge related to embedded conversion feature	(18,657)	—	(35,383)	—

Total interest and other income (expense)	(22,679)	(96)	(39,646)	(457)

Net loss	(25,233)	(1,225)	(47,271)	(3,580)

Non-cash inducement charges related to Feb 26, 2006 reorganization	—	—	—	106

Net loss available to shareholders	$(25,233)	$(1,225)	$(47,271)	$(3,686)

Basic and diluted loss per share
Basic and diluted loss per share	$(1.38)	$(0.12)	$(3.27)	$(0.37)

Basic and diluted – weighted average shares used in per share computations	18,337	10,282	14,443	10,058

See notes to condensed financial statements.

NEONODE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(47,271)	$(3,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	324	616
Depreciation and amortization	172	68
Amortization of debt discount and deferred financing fees	2,390	161
Deferred interest	280	21
Write-off of merger expenses in excess of cash received	263	—
Loss on extinguishment of convertible debt	1,524	—
Change in value of embedded derivative	35,383	(11)
Changes in operating assets and liabilities:
Accounts receivable	(792)	(38)
Inventories	(538)	127
Prepaid expenses	118	(55)
Accounts payable and other accrued expense	2,057	188
Deferred revenue	(457)	(629)
Net cash used in operating activities	(6,547)	(3,132)

Cash flows from investing activities:
Purchase of property, plant and equipment	(374)	(27)
Net cash used in investing activities	(374)	(27)

Cash flows from financing activities:
Proceeds from issuance of debt and equities	16,965	4,198
Deferred financing fees	(821)	(278)
Payments on notes payable	(66)	(76)
Proceeds from exercise of stock options	161	—
Restricted cash	(5,212)	—
Cash increase resulting from merger transaction and sale of software business	1,213	—
Net cash provided by financing activities	12,240	3,844

Effect of exchange rate changes on cash	70	226

Net increase in cash and cash equivalents	5,389	911
Cash and cash equivalents at beginning of period	369	199
Cash and cash equivalents at end of period	$5,758	$1,110

See notes to condensed financial statements.

NEONODE INC
Notes to the Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The condensed financial statements of Neonode, Inc (the Company) as of December 31, 2006, are derived from audited financial statements, and the unaudited interim condensed financial statements , include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of expected results for the full 2007 fiscal year.

The accompanying financial data as of September 30, 2007 and for the three month and nine months ended September 30, 2007, and 2006 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2006.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, as of September 30, 2007, we had unrestricted cash on hand of $5.8 million. We also had $5.4 million in cash that is restricted, supporting production related letters of credit. We had cash used in operations of approximately $6.5 million in the nine months ended September 30, 2007 and an accumulated deficit of approximately $57.5 million.  Our ability to continue as a going concern is dependent on our ability to execute our business plan.

Merger

On August 10, 2007, SBE announced the completion of the previously announced merger of its wholly-owned subsidiary, Cold Winter Acquisition Corporation, with and into Neonode Inc., pursuant to which pre-merger Neonode changed its name to “Cold Winter, Inc.” and became a wholly-owned subsidiary of the company. Following the closing of the merger transaction, the company was renamed “Neonode Inc.” The newly-combined company's headquarters is located in Stockholm, Sweden. SBE issued approximately 20.4 million shares of its common stock in exchange for 5.8 million outstanding shares of Neonode Inc. common stock and the assumption of outstanding options and warrants to purchase an additional 7.9 million shares of pre-merger Neonode common stock. Our common stock started trading on the Nasdaq Capital Market on August 13, 2007 under the new ticker symbol “NEON.”

For accounting purposes, the merger is considered a recapitalization of Neonode with the issuance of stock for cash, other assets and the assumption of liabilities by Neonode under which Neonode is considered to be acquiring SBE. Accordingly, the fair value of the assets and liabilities of SBE are combined with Neonode as of August 10, 2007, while the historical results of Neonode are reflected in the results of the combined company.

Pro forma financial information for the merger is not presented since, as of the date of the transaction, SBE’s had smaller operations relative to pre-merger Neonode’s operations, and SBE’s operations were sold shortly after the merger was culminated and accordingly, this transaction is not considered to be a business combination.

2. Summary of significant accounting policies

Fiscal Year

Our fiscal year is the calendar year.

Basis of Consolidation

The preparation of our financial statements is in conformity with generally accepted accounting principles in the United States of America (GAAP), and the financial statements include the accounts of pre-merger Neonode and its subsidiary based in Sweden, Neonode AB. All inter-company accounts and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as certain disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and judgments made by us include matters such as warranty obligations, indemnification obligations, collectibility of accounts receivable, realizability of inventories and recoverability of capitalized intellectual property and deferred tax assets.

Adjustment to Loss per Share

Pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 128, Earnings per Share, basic and diluted earnings per share presented on the Consolidated Statements of Operations have been adjusted to reflect the number of shares of SBE, Inc. issued to pre-merger Neonode shareholders pursuant to the exchange ratio in conjunction with the merger transaction that culminated on August 10, 2007 (in thousands, except per share amount).

Historical

	Three months ended September 30, 006	Nine months ended September 30, 2006
Net loss for the period	$(1,225)	$(3,686)
Neonode actual weighted average shares outstanding	2,911	2,848

Neonode basic and diluted loss per share	$(0.42)	$(1.29)
Adjusted

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Net loss for the period	$(1,225)	$(3,686)
Adjusted weighted average shares outstanding	10,282	10,058

Basic and diluted loss per share	$(0.12)	$(0.37)

Restricted Cash

We have provided bank guaranties totaling $5.4 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expire at various dates throughout fiscal 2007, and are reflected as restricted cash within current assets.

Segment information

We have one reportable segment. The segment is evaluated based on consolidated operating results. We currently operate in one industry segment; the development and selling of multimedia mobile phones. To date, we have carried out substantially all of our operations through our subsidiary in Sweden, although we do carry out some development activities together with our manufacturing partner in Malaysia. We intend to manage our future growth on a geographic basis and our management will evaluate the performance of our segments and allocate resources to them based upon income (loss) from operations.

Effects of Recent Accounting Pronouncements

The following are expected effects of new U.S. Generally Accepted Accounting Pronouncements (GAAP).

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating this standard and its effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

3.	Inventories

Inventories consisted of parts and materials as follows (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$273	$-
Parts and materials	307	-
Total inventories	$580	$-

4.	Financing Transactions

Our notes payable consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior secured notes	$3,716	$5,000
Petrus Holding SA	—	780
Loan - Almi Företagspartner 2	143	201
Loan - Almi Företagspartner 1	—	94
Capital lease	83	5
Total notes outstanding	3,942	6,080
Unamortized debt discounts		(114)
	(3,711)
Total debt, net of debt discounts	231	5,966
Short-term portion of long-term debt	(103)	(5,112)
Long-term debt	$128	$854

Senior Secured Notes

On January 19, 2007, the outstanding senior secured notes were modified to include a reverse merger with SBE as an event for conversion on the same terms as an initial public offering. In addition, the conversion terms relating to the senior secured notes were modified and the maturity date was extended from August 28, 2007 to September 30, 2007. The senior secured notes were collateralized by the common stock of our wholly owned subsidiary, Neonode AB and were subordinated in right of payment to all indebtedness of Neonode AB to Almi Företagspartner Stockholm AB.

In February 2007, we completed an additional $5.0 million convertible senior secured note financing. The terms and conditions of these notes are substantially the same as for the existing senior secured notes, as amended on January 19, 2007.

On May 18, 2007, the maturity date for all outstanding senior secured notes was extended from September 30, 2007 to December 31, 2007.

On June 15, 2007, we completed an additional $3.0 million convertible senior secured note financing package with substantially the same terms and conditions as the existing senior secured notes.

On August 10, 2007 all the senior secured notes, loan from Petrus Holdings SA and Almi Företagspartner AB were converted to common stock and warrants. Immediately prior to the conversion we determined the fair value of the embedded conversion feature of these notes and loans to be $35.6 million, using SBE’s share price as of August 10, 2007. The change in the fair value of the loan conversion feature was recorded as a non-cash valuation charge in the statement of operations. We then compared the total value of the common stock and warrants to be issued upon conversion to the book value of the loans including the related conversion feature. The computed fair value of the warrants using the Black Scholes option pricing model, amounting to $404,000, was recorded as a liability pursuant to the guidance under EITF 00-19. The fair value of the common stock issued upon conversion amounted to $49.5 million and was recorded under stockholders equity. For the nine-month period ending September 30, 2007, non-cash charges amounting $35.4 million were recorded to the statement of operations relating the changes in valuations of the above conversion feature.

As discussed above, on August 10, 2007, all the senior secured notes, loan from Petrus Holdings SA, including a embedded conversion feature and accrued interest totalling $14.3 million were converted to 10,096,197 shares of our common stock and warrants to purchase 5,048,095 shares of our common stock. The conversion of the notes were accounted for using extinguishment accounting based on the guidance in EITF 03-7 Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Stock and in APB 26 Early Extinguishment of Debt. To account for the conversion of the senior secured notes when a embedded conversion feature has been bifurcated as a liability, the following steps were taken:

1.	Update the valuation of the bifurcated derivative to the legal conversion date (August 10, 2007).

2.	Adjust the carrying value of the host debt instrument to reflect accretion of any premium or discount on the host debt instrument up to the date of legal conversion (August 10, 2007).

3.	Amortize debt issue costs to the date of legal conversion (August 10, 2007).

4.
Ensure that the book basis in the host debt instrument considered all components of book value, including the unamortized portion of any premiums or discounts on the debt host recorded as an adjustment to the debt host and any unamortized debt issue costs recorded as deferred charges.

5.
Calculate the difference between the re-acquisition price and net carrying amount of the debt by comparing the fair value of the securities (warrants and common stock) issued upon conversion to the updated net carrying value of the sum of the bifurcated embedded derivative liability and the debt host. Recorded any difference as an extinguishment gain or loss in the income statement and statement of cash flows.

The extinguishment accounting of the senior secured notes resulted in a charge for the nine months ended September 30, 2007 totaling $376,000.

The securities issued in the merger have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In consideration of the September 26, 2006 private placement transaction, we agreed to delay the filing of a registration statement to register for resale the common stock issued to the senior secured note holders until 90 days after the registration of the common stock issued to the participants in the private placement is declared effective by the Securities and Exchange Commission (SEC).

Note Purchase Agreement (Bridge Notes)

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement, dated as of July 31, 2007, amended August 1, 2007. The Bridge Notes were due December 31, 2007, bearing 8% interest and convertible into a combination of shares of our common stock and convertible debt in aggregate principal amount of $4,000,000. The note holders had the right to convert their notes to equity securities under the same terms as a future financing agreement if we acquired future equity financing in excess of $5,000,000 prior to December 31, 2007. For accounting purposes the embedded conversion feature is bifurcated and booked as a liability, pursuant to the guidance in FAS 133 Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, with the offset to debt discount. We received $3,250,000 from the Bridge Note offering and issued an option to invest $750,000, at the same terms and conditions as the Bridge Notes, to one of the Bridge Note investors as part of a longer range financing plan.

•
The fair value of the option to invest at a future date is $716,000 and was calculated using the Black-Scholes option pricing model. The fair value was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as an other current liability. The liability will be revalued at each period end until it expires or the option is exercised.

On September 26, 2007, certain holders of the Bridge Notes converted an aggregate of $454,900 of debt and accrued interest. The conversion was accounted for as an extinguishment as described above and resulted in a charge amounting to $608,000. We converted these Bridge Notes into the following components based on their fair values at conversion;

•	$227,450 three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share,
•	75,817 shares of our common stock,
•	warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share,
•
The fair value of the warrants totalled $340,000 and was calculated using the Black-Scholes option pricing model. The warrants are recorded as an other current liability and will be fair valued at each period end as long as they are outstanding; and,

•	The fair value of the embedded conversion feature related to the convertible notes amounted to $152,000 and was recorded as a current liability and a debt discount.

We agreed to register these shares pursuant to a Registration Statement on Form S-3 within 120 days following the closing of the financing transaction.

Simultaneously with the conversion, in exchange for three year warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share, the holders of the remaining $2.8 million of unconverted Bridge Notes agreed to extend the term of their notes from December 31, 2007 until June 30, 2008. In addition, the Bridge Note holders agreed to delay right to convert their Bridge Notes until after March 15, 2008 and until June 30, 2008. The holders of the $2.8 million of unconverted Bridge Notes have the right to convert their Bridge Notes under the same terms and conditions as the securities sold in the September 26, 2007 private placement transaction.

•
The fair value of the warrants totals $706,000 and was calculated using the Black-Scholes option pricing model. The fair value was recorded as a debt issuance cost to be allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to liability. The liability will be revalued at each period-end going forward with the offset recorded as other income (expense).

•
The fair value of the embedded conversion feature related to the convertible notes amounted to $3.3 million and was recorded as a liability and a debt discount. The debt discount exceeded the amount of recorded debt, which resulted in a charge of $488,000 for the difference between the debt discount and the value of the debt. The remaining debt discount balance will be allocated to interest expense based on the effective interest rate method over the nine month term of the notes.

•
As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of additional warrants, the modifications were significant enough to triggered debt extinguishment accounting resulting in a debt extinguishment charge amounting to $540,000.

Financing Transaction

On September 26, 2007, we sold $5.7 million of securities in a private placement, comprised of $2.9 million of three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 952,499 shares of our common stock and warrants to purchase 1,326,837 shares of our common stock at a price of $3.92 per share. We agreed to register these shares pursuant to a Registration Statement on Form S-3 within 120 days following the closing of the financing transaction.

We accounted for the transaction based on the guidance in FAS 133, EITF 00-19 and APB 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Pursuant to the guidance we have determined that the warrants meet the definition of a liability and that the embedded conversion feature in the debt host needs to be bifurcated and recorded as a liability with the offsetting entry to debt discount. The embedded conversion feature will be revalued on each balance sheet date and marked to market with the adjusting entry to other income (expense). We allocated the proceeds first to the warrants based on their fair value with the remaining balance allocated between debt and equity based on their relative fair value.

•
The fair value of the warrants issued in conjunction with issuance of shares of our common stock and convertible debt totals $4.3 million on its issue date and was recorded as a liability pursuant to the provisions of EITF No. 00-19, Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue 96-3, as cash penalties could be payable in the event a registration statement related to the private placement is not declared effective and maintained. The fair value of the warrants was calculated using the Black-Scholes option pricing model

•
The fair value of the conversion feature related to the convertible notes totals $1.9 million. The debt discount exceeded the amount of recorded debt, which resulted in a charge of $800,000 for the difference between the debt discount and the value of the debt. The fair value was recorded as a debt discount and will be allocated to interest expense using the effective interest rate method over the three year term of the notes.

As part of the financing transaction we incurred cash and non-cash transaction expenses amounting to $1.2 million. Empire Asset Management Company (Empire) acted as financial advisor in the private placement. We agreed to pay Empire a fee of $479,000 in cash and issue 142.875 unit purchase warrants. Each unit purchase warrant is priced at $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share.  We agreed to register these shares pursuant to a Registration Statement on Form S-3 within 120 days following the closing of the financing transaction. The fair value of the unit purchase warrants issued to Empire totals $614,000.

Transaction costs were allocated based on the relative fair values of the individual components in the financing transaction. $431,000 of transaction costs allocated to the warrants were expensed immediately. The note portion was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the 3 year term of the notes. The equity portion was recorded as an offering expense and included as a reduction of shareholders’ equity.

Derivatives

As discussed above the senior secured, Bridge and promissory notes issued above contain embedded conversion features. Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the conversion features are considered embedded derivatives and are included in “Other liabilities”. At the time of issuance of the senior secured notes, the fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes using the effective interest rate method. Changes in the fair value of the conversion feature are recorded in “Interest expense and other expenses”. During the three months ending September 30, 2007 and 2006, we recorded $1.5 million and $21,000 of interest expense associated with the amortization of the debt discounts along with $18.7 million and ($8,000) associated with the changes in the fair value of the conversion feature liability. During the nine months ending September 30, 2007 and 2006, we recorded $1.6 million and $42,000 of interest expense associated with the amortization of the debt discounts along with $35.4 million and ($11,000) associated with the changes in the fair value of the conversion feature liability.

5.	Stockholders’ Equity

On January 8, 2007, we engaged Griffin Securities, Inc. (Griffin) to act as our financial advisor. Under the terms of the agreement, upon the completion of a merger transaction, we agreed to pay a fee of $250,000 in cash and issue 229,573 unit purchase warrants to Griffin. Each unit purchase warrant is convertible into one share of our common stock at a purchase price of $1.42 per share and a warrant to purchase one-half share of our common stock at a purchase price of $2.83 per share. We amended the Griffin agreement to allow the unit purchase warrants to be granted subsequent to May 18, 2007. The unit purchase warrants were issued to Griffin on June 29, 2007.

•
The fair value of the unit purchase warrants issued to Griffin totals $158,000 and was calculated using the Black-Scholes option pricing model. The fair value was recorded as a prepaid expense to be allocated to merger costs upon the completion of the merger.

On June 29, 2007, the exercise deadline for 101,719 employee warrants to purchase our common stock was extended from June 30, 2007 to December 31, 2007.

•	The stock compensation cost associated with the extension of these warrants totalled $7,000 and was calculated using the Black-Scholes option pricing model.

On August 10, 2007 in conjunction with the merger transaction, Neonode shareholders exchanged each share of Neonode common stock for 3.5319 shares of SBE common stock (exchange ratio). Each Neonode warrant and stock option that was outstanding on the closing date has been converted into SBE warrants and stock options by multiplying the Neonode stock options by the same exchange ratio described above. The new exercise price was also determined by dividing the old exercise price by the same exchange ratio. Each of these warrants and options is subject to the same terms and conditions that were in effect for the related Neonode warrants and options. Immediately following the consummation of the merger, Neonode stockholders and employees own approximately 28.5 million shares of the Company’s common stock or instruments convertible into common stock, or 90.6% of the fully diluted capitalization, including warrants and options, of the combined company.

The following table is the number of shares of common stock, warrants and stock options outstanding immediately following the consummation of the merger.

	SBE	Neonode	Total
Common Stock	2,295,529	20,378,251	22,673,780
Warrants to purchase common stock	232,000	5,965,397	6,197,397
Employee stock options	437,808	2,117,332	2,555,140
Total	2,965,337	28,460,980	31,426,317

The securities issued in the merger have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

We completed a private placement of our debt and equity securities on September 26, 2007 and in consideration, we agreed to delay the filing a registration statement to register for resale the shares of the common stock issued to the Neonode shareholders plus all the shares underlying the warrants to purchase common stock and employee stock options until 90 days after the registration of the common stock issued to the participants in the private placement is declared effective by the SEC; except that up to 600,000 such shares sold in a simultaneous private placement by certain officers could be registered.

The following table details outstanding common stock and warrants to purchase common stock at September 30, 2007:

Common stock	23,702,102
Warrants to purchase common stock	7,880,706

Total	31,582,808

The outstanding warrants to purchase common stock have expiration dates between December 31, 2007 and September 26, 2012 with exercise prices ranging between $1.42 and $16.65 per share.

6. Stock-Based Compensation

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

Stock Options

As of September 30, 2007, we had five equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
•	the 1998 Non-Officer Stock Option Plan (the 1998 Plan);
•	the PyX 2005 Stock Option Plan (the PyX Plan), which we assumed in our acquisition of PyX Technologies, Inc. in 2005, but under which we will not grant any additional equity awards;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
•	the 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of September 30, 2007:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at September 30, 2007:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	89,499	—	89,499
1998 Plan	130,000	43,800	32,095	43,800
PyX Plan	407,790	202,400	—	202,400
Neonode Plan	2,119,140	2,117,332	—	1,852,438
2006 Plan	1,300,000	241,249	800,751	41,249
Director Plan	68,000	56,750	—	56,750

Total	4,570,930	2,751,030	832,846	2,286,136

The Neonode Plan has been designed for participants (i) who are subject to Swedish income taxation (each, a “Swedish Participant”) and (ii) who are not subject to Swedish income taxation (each, a “Non-Swedish Participant”). Effective with the merger, we will not grant any additional equity awards out of the Neonode Plan. The options issued under the plan to the Non-Swedish Participant are five year options with 25% vesting immediately and the remaining vesting over a three year period.

We granted options to purchase 327,978 and 2,317,332 shares of our common stock to employees or members of our Board of Directors (Board) during the three and nine months ended September 30, 2007, respectively, compared to no grants of options to purchase shares of our common stock to employees and members of the Board for the three and nine months ended September 30, 2006, respectively. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Salary expense for the three month period ending September 30, 2007 includes a stock compensation charge relating to the above issuance of Swedish Participant and Non-Swedish Participant options. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. These calculations assumed risk free interest rates ranging from 4.5% to 4.875%, a volatility of 50% and a share prices ranging from $4.69 to $4.78. The fair market value of the options was allocated to the vested and unvested options. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

The stock compensation expense reflects the fair value of the vested portion of options for the Swedish and Non-Swedish participants at the date of issuance, the amortization of the unvested portion of the stock options, less the option premiums received from the Swedish participants. Employee and director stock-based compensation expense related to stock options in the accompanying condensed statements of operations is as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months ended September 30, 2007	Nine months ended September 30, 2007	Remaining unamortized expense
Stock option compensation	$—	$—	$67	$120	$1,052

The calculation of stock-based compensation and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions The following table are the assumptions used in the Black-Scholes calculation for options issued to US employees subsequent to the merger transaction:

Options Granted
During Nine Months
Ended September
30, 2007
Expected life (in years)	3.33
Risk-free interest rate	5.75%
Volatility	110.81%
Dividend yield	0.00%
Forfeiture rate	11.65%

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

The following table summarizes our stock option activity for the nine months ended September 30, 2007:

		Weighted Average
	Number of	Exercise
	options	Price
Outstanding at January 1, 2007	552,657	$10.96
Granted Stock Options	2,383,482	2.33
Exercised	(3,000)	2.33
Cancelled	(182,109)	11.54
Outstanding at September 30, 2007	2,751,030	$3.45
As of September 30, 2007:
Options exercisable	2,286,136	$3.56
Shares available for grant	832,846

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $2.33 and no options granted in 2006, respectively. 3,000 stock options were exercised during the nine months ended September 30, 2007 compared to none during the nine months ended September 30, 2006.

7. Net Loss Per Share

Basic and diluted loss per common share for the three and nine months ended September 30, 2007 and 2006 was computed by dividing the net loss for each period by the weighted average number of shares of common stock outstanding for each period. Common stock equivalents for the three and nine months ended September 30, 2007 and 2006 were anti-dilutive, and as such were not included in the calculation of diluted net income per share.

	Three Months Ended		Nine Months Ended
(in thousands)	July 31,		July 31,
	2007	2006	2007	2006
Common Stock Equivalents
Common stock equivalents	1,218	—	107	—

Loss per share is calculated as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
BASIC AND DILUTED
Weighted average number of common shares outstanding	18,337	10,282	14,443	10,058
Number of shares for computation of net loss per share (a)	18,337	10,282	14,443	10,058
Net loss	$(25,233)	$(1,225)	$(47,271)	$(3,686)
Net loss per share	$(1.38)	$(0.12)	$(3.27)	$(0.37)

(a)	In loss periods, all common share equivalents would have had an anti-dilutive effect on net loss per share and therefore were excluded.

Pro Forma Loss Per Share

The following pro forma loss available to common shareholders per share data is presented as if the merger transaction had occurred as of the beginning of the period presented. The weighted average shares of common stock outstanding have been adjusted to reflect the outstanding shares of common stock of post-merger Neonode Inc. (in thousands, except per share amounts):

	Three months ended September	Nine months ended September
	30, 2006	30, 2006
Net loss available to common shareholders for the period	$(1,225)	$(3,686)
Pro Forma weighted average shares of common stock outstanding	22,490	22,405
Pro Forma basic and diluted loss per share	$(0.05)	$(0.16)

8. Warranty Obligations and Other Guarantees

The following is a summary of our agreements that we have determined are within the scope of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.

We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. The N2 telephone was generally warranted against defects for twelve months following the sale. We have a twelve month warranty from our manufacturer. Our estimate of costs to service our warranty obligations is based on expectation of future conditions. To the extent we estimate warranty claim activity or increased costs associated with servicing those claims, a warranty accrual will be created and may increase or decrease from time to time, resulting in increases or decreases in gross margin.

The following table sets forth an analysis of our warranty reserve as of September 30, 2007 (in thousands):

Warranty reserve at beginning of period	$—
Less: Cost to service warranty obligations	(31)
Plus: Increases to reserves	38
Total warranty reserve, included in other accrued expenses	$7

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2007 and December 31, 2006, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2007 and December 31, 2006, respectively.

We are the secondary guarantor on the building lease assumed by One Stop Systems, Inc. as part of the sale of the SBE, Inc hardware business on March 30, 2007. This lease commitment expires in September 2010.

9. Income taxes

On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. There were no adjustments to retained earnings as a result of the implementation of FIN 48. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of our income taxes. Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. We apply a full valuation allowance for the accumulated losses since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses and due to the competitive character of the hand-held media device/mobile telephone market. The main components of our deferred tax benefits are the accumulated net operating loss carry-forwards, which are almost entirely related to the operations of Neonode AB in Sweden. Currently, under Swedish tax law these benefits do not expire and may be carried forward and utilized indefinitely. At December 31, 2006, our unrecognized deferred tax benefit amounted to $2.5 million, respectively, all of which will impact our effective tax rate when recognized. Our major tax jurisdictions are Sweden and the US. The tax years 2004, 2005 and 2006 for Sweden are open and the tax year 2006 for the US is open.

10. Comprehensive loss

The components of comprehensive loss are (in thousands):

	Three months ended		Nine months ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Net loss for the period	$(25,233)	$(1,225)	$(47,271)	$(3,686)
Cumulative currency translation adjustment	(215)	7	(313)	23
Total comprehensive loss	$(25,448)	$(1,218)	$(47,584)	$(3,663)

11. Related party transactions

Two investors and note holders are companies where the Chairman of our Board of Directors owns or has significant influence. In addition, our Chief Executive Officer and the President of Neonode AB, purchased senior secured notes in the amount of $53,000 and $15,000, respectively.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and financial statements for the year ended December 31, 2006.

Merger with Neonode

On August 10, 2007, we completed the previously announced merger with Cold Winter,. a Delaware corporation (pre-merger Neonode) pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated January 19, 2007 and amended on May 16, 2007 (the Merger Agreement).  Concurrent with the merger, we changed our name to Neonode Inc. Our stockholders approved the transaction in a special meeting of stockholders held on August 10, 2007. Our headquarters is located in Stockholm, Sweden.

For accounting purposes, the merger is considered a recapitalization of Neonode with the issuance of stock for cash, other assets and the assumption of liabilities by Neonode under which Neonode is considered to be acquiring SBE. Accordingly, the fair value of the assets and liabilities of SBE are combined with Neonode as of August 10, 2007, while the historical results of Neonode are reflected in the results of the combined company.

In exchange for the 5.8 million outstanding shares of pre-merger Neonode common stock and the assumption of outstanding options and warrants to purchase an additional 7.9 million shares of pre-merger Neonode common stock, we issued approximately 20.4 million shares of our common stock. As of the closing of the merger, pre-merger Neonode stockholders, option holders and warrant holders own approximately 90.6% of post-merger Neonode common stock on a fully-diluted basis and the stockholders, option holders and warrant holders of pre-merger Neonode own approximately 9.4% of post-merger Neonode common stock on a fully-diluted basis. The securities offered in the merger were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Post-merger Neonode’s common stock began trading on the Nasdaq Capital Market under the new ticker symbol “NEON” on August 13, 2007.

Business Overview

We develop, manufacture and sell multimedia mobile phones, technologies and software based on a unique user interface with a focus on design, enhanced user experience (UX) and customization. We deliver GSM based multimedia mobile phones that includes all the features from a desktop personal computer (PC). The first models of our multimedia mobile phone, the N1 and N1m, were released in November 2004. We first started selling the N1 and N1m phones in the later part of 2004 and continued to sell limited numbers of the phones throughout 2005 and into the first quarter of 2006. Approximately 7,000 units of the N1and N1m’s were sold during this period. During the final three quarters of 2006 and first two quarters of 2007, we concentrated our efforts on the development of our next generation phone, the N2, along with the development of our European distributor sales channel. We began shipping the N2 to customers in mid-July 2007.

We deliver a compact multimedia mobile phone, with a focus on interoperability, functionality and ease of integration with desktop PC and other media devices. We offer:

•	A mobile multimedia device that is also a phone.

•	Focus on design (size, colors, look and feel).

•	Fast, flexible and easy software upgrades (internet and SD card)

•	Large mass storage for media content (up to 32 Gigabytes)

Strategy

Our overall strategy is to develop innovative differentiated touch screen products based on our patent pending hardware and software technologies. We are targeting consumers in the middle to high middle segment of the mobile multimedia phone market who value style combined with innovative technology. We incorporate our patent pending technologies in our multimedia mobile products and also license our hardware and software technologies to other companies. Our products are not locked into any individual mobile telephone operator’s network and can be used on any GSM mobile network in the world, thereby allowing the end users to select the network and calling plans. Future mobile phone handsets may be developed that are tailored for specific mobile network operator’s needs.

We began shipping our latest mobile media phone, the N2, to customers in July 2007. Together with a network of third party partners providing first line product support and product delivery logistic, we are focused on building a large-scale product development and customer support infrastructure.

We are building a sales channel with an initial focus on European and Latin American distributors, and plan to expand our marketing and distribution on other continents including Asia and the United States. We also sell the N2 directly to end users via our Web site in areas where we do not have a distributor presence. We have an agreement with a provider of call center, customer technical support and credit card payment processing for our Web sales.

On the product development side, we are currently developing our next generation of multimedia phone products.

Products

We developed a series of multimedia mobile phones that convert the functionality of a desktop computer to a mobile phone interface. We began shipping our latest mobile phone, the N2, to customers in July 2007. In addition to connecting to any GSM supported cellular telephone network, our N2 multimedia mobile phone is based on an open platform Windows CE technology that provides simplicity in connecting to any personal computer (PC) for updating contact information, calendars and downloading of media files via Bluetooth or USB connections. It also allows users to watch movies or music videos in full screen, play music, take pictures with a two mega pixel camera and play video games, all with internet pod casting capabilities. The Windows CE environment allows third party software developers and individual users to develop customized software applications and video games for use on our N2 phone.

Our N2 mobile phone is based on a patent pending user interface that incorporates true one hand on screen navigation with a simple user interface that recognizes gestures rather than defined keys. As a result, our interface features a large display without physical buttons using the smallest handset in the mobile phone industry. Our standard N2 phone incorporates a standard one Gigabyte SD memory card (currently expandable to four Gigabytes with future expandability to 32 Gigabytes) that allows storage capacity for thousands of songs and pictures and several movies. Our multimedia mobile phone has battery life for 30 hours of music and seven hours of video playback time. In addition, standby time is estimated to be 200 hours with a talk-time of four hours.

We may license our patent pending touch screen hardware and software designs to third party companies for incorporation into diverse products that incorporate touch screen technology such as digital cameras, Global Positioning Systems (GPS) and alarm system touch pads. In 2005, we entered into a non-exclusive licensing agreement, which was extended for one year in July 2007, with a major Asian mobile telephone manufacturer where we licensed our touch screen technology for use in a mobile phone to be included in their product assortment. We also provide consulting services related to the implementation of our software. The fees for these consultancy services vary from hourly rates to monthly rates and are based on reasonable market rates for such services.

Our designs are based on our patent pending zForce ™ and Neno™ software and hardware technology. zForce™ supports one-handed navigation allowing the user to operate the functionality with finger gestures passing over the screen. Some of the qualities include:

•	Touch screen is based on infrared LED and photodiodes (works in sunlight)

•	Finger based input (no need for stylus)

•	Accurate navigation on small displays

•	No degradation of display quality

•	Limited accuracy needed (navigation on the move)

•	Low power consumption

•	High speed capture (capture gestures)

•	Near surface detection (no false detection)

•	No ambient light needed (works in the dark)

•	No force needed

•	Single and multiple area detection (games)

•	No calibration needed

Neno™ is based on Windows CE™ and includes the following:

•	Media players for streaming video, movies and music that supports all the standard applications (WMA,WMV, MP3,WAV,DivX and AVI MPEG¼)

•	Internet explorer 6.0 browser

•	Image viewer with camera preview and capture

•	Organizer with calendar and task with Microsoft Outlook synchronization

•	Calendar, alarm, calculator and call list

•	Telephony manager for voice calls

•	Messaging manager for SMS, MMS, IM and T9

•	File manager

•	Task manager for switching between applications

•	Notebook

•	Games

Intellectual Property

We believe that innovation in product engineering, sales, marketing, support, and customer relations, and protection of this proprietary technology and knowledge will impact our future success. In addition to certain patents that are pending, we rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect its proprietary rights in our products.

We have applied for patent protection of our invention named “On a substrate formed or resting display arrangement” in six countries through a PCT application and in 24 designated countries through an application to the European Patent Office (EPO). We applied for a patent in Sweden relating to a mobile phone and have also applied for a patent in the United States regarding software named “User Interface.”

We have been granted design protection in Sweden for the design of a mobile phone, and have applied for design protection in Sweden for a new a design of our mobile phone.

We have been granted trademark protection for the word NEONODE in the European Union (EU), Sweden, Norway, and Australia. In addition, we have been granted protection for the figurative mark NEONODE in Sweden. Additional applications for the figurative trademark are still pending in Switzerland, China, Russia and the United States.

Our “User Interface” may also be protected by copyright laws in most countries, especially Sweden and the EU (which do not grant patent protection for the software itself), if the software is new and original. Protection can be claimed from the date of creation.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from third parties with specific expertise is an effective means of expanding the features and functionality of our products, allowing us to focus on our core competencies.

Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information and to protect and build our intellectual property rights, we require our employees and consultants and certain customers, manufacturers, suppliers and other persons with whom we do business or may potentially do business to execute confidentiality and invention assignment agreements upon commencement of a relationship with us and typically extending for a period of time beyond termination of the relationship.

Distribution, Sales and Marketing

We are building a network of distributors covering Europe and Mexico and hope to expand our network to the remaining countries in Europe, the United States, Asia and Latin America in 2008. We currently have six distributors selling our products in 12 European countries.

Our products are customizable for each country or region using the GSM standard. In addition to the distributor sales channel, we are using the Neonode.com web store as a direct sales channel to sell our products and third-party products in countries where we do not have a sales presence.

Our internal sales and marketing organization supports our channel marketing partners by providing sales collateral, such as product data sheets, presentations, and other sales/marketing resource tools. Our sales staff solicits prospective customers, provides technical advice with respect to our products and works closely with marketing partners to train and educate their staff on how to sell, install, and support our product lines.

Our sales are normally negotiated and executed in U.S. Dollars or Euros.

Our direct sales force and marketing operations are based out of our corporate headquarters in Stockholm, Sweden.

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the mobile multimedia telecommunications markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners.

Our product development efforts are focused principally on our strategic product lines including new model multimedia phones with additional functionality.

Manufacturing

We do not engage in any manufacturing operations. Instead, we utilize third-party manufacturers to build our multimedia mobile phone products.

Competition

Competition in the mobile computing device market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our mobile computing devices are access to sales and distribution channels, price, styling, usability, functionality, features, operating system, brand, marketing, availability of third-party software applications and customer and developer support. Our device compete with a variety of mobile devices, including pen-and keyboard-based devices, mobile phones and converged voice/data devices.

Our principal competitors include: mobile handset and smartphone manufacturers such as Apple, High Tech Computer (HTC), Palm, Motorola, Nokia, Research in Motion, Samsung, Sony-Ericsson and Hewlett-Packard; hand held devices made by consumer electronics companies such as Garmin, NEC, Sharp Electronics and Yakumo; and a variety of early-stage technology companies.

Some of these competitors, such as HTC, produce multimedia phones as carrier-branded devices in addition to their own branded devices.

In addition, our devices compete for a share of disposable income and enterprise spending on consumer electronic, telecommunications and computing products such as MP3 players, Apple’s iPods, media/photo views, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

Many of our competitors have greater financial resources and are well established. Competition within the communications market varies principally by application segment.

Backlog

On September 30, 2007, we had a sales backlog of product orders of approximately $6.0 million. Because customer purchase orders are subject to changes in customer delivery schedules, cancellation, or price changes, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period. We do not anticipate any problems in fulfilling our current backlog.

Employees

On September 30, 2007, we had 39.5 employees and augment our staffing needs with consultants as needed. Our employees are located in our corporate headquarters in Stockholm, Sweden and branch offices located in Portugal, Spain, Hong Kong, Shanghai, China and the United States. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

Critical Accounting Policies and Estimates

The preparation of our financial statements are in conformity with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of Neonode Inc. and its subsidiary based in Sweden, Neonode AB. All inter-company accounts and transactions have been eliminated in consolidation. Our accounting policies affecting our financial condition and results of operations are more fully described in the pre-merger Neonode’s audited financial statements for the year ended December 31, 2006. Certain of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies and related judgments and estimates used in the preparation of consolidated financial statements.

Revenue Recognition

Our policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our products to our customers. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. We recognize revenue from the sale of our mobile phones when all of the following conditions have been met:

(1)	evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract;
(2)	our products have been delivered and risk of loss has passed to the customer;
(3)	the amount of revenue to which we are entitled is fixed or determinable; and,

(4)	we believe it is probable that we will be able to collect the amount due from the customer.

To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

Revenue for the three and nine months ended September 30, 2006 and the nine months ended September 30, 2007 include revenue from the sales of the N1 multimedia mobile phone and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touch screen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our software over a two year period. The exclusive rights do not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. The net revenue related to this agreement has been allocated over the term of the agreement, amounting to $217,000 and $629,000 for the three and nine months ended September 30, 2006 and $0 and $503,000 for the three and nine months ended September 30, 2007, respectively. The original term of the contract terminated in July 2007 and was extended for one year until July 2008. The contract also included consulting services to be provided by us on an “as needed basis”. The fees for these consultancy services vary from hourly rates to monthly rates and are based on reasonable market rates for such services. Another component of the agreement provides for a fee of approximately $2.86 per telephone if the Asian manufacture sells mobile phones based on our technology. As of September 30, 2007, the Asian manufacturer had not sold any mobile telephones using our technology.

Allowance for Doubtful Accounts

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

Warranty Reserves

Warranty reserves are accounted for in accordance with SFAS No. 5, Accounting for Contingencies.  Our products are generally warranted against defects for 12 to 24 months following the sale. We have a 24 month warranty from the manufacturer of the mobile phones that covers manufacturing defects. Reserves for potential warranty claims not covered by the manufacturer are provided at the time of revenue recognition and are based on several factors, including current sales levels and our estimate of repair costs.

Research and Development

Research and Development costs are expensed as incurred. Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of our products and general release substantially coincide. As a result, we have not capitalized any software development costs since such costs have been immaterial.

Research and development costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying, measurements, etc.

Stock Based Compensation Expense

We account for stock-based employee compensation arrangements in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation. We account for equity instruments issued to non-employees in accordance with SFAS No. 123R and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that such equity instruments be recorded at their fair value. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Equity and Debt Issued with Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with APB opinion 14, Accounting for Convertible Debts and Debts issued with stock purchase warrants. The fair value of the warrants issued in conjunction with issuance of shares of our common is accounted for in accordance with the provisions of EITF No. 00-19, Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue 96-3. We allocate the proceeds of the equity or debt between the equity or debt and the detachable warrants based on the relative fair values of the equity or debt security without the warrants and the warrants themselves. The fair value of the warrants issued in conjunction with issuance of shares of our common stock is recorded as a liability.

Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to FAS 133. We account for these derivatives under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (together, FAS 133) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

FAS 133 requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such derivatives are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations.

The conversion of certain notes were accounted for using extinguishment accounting based on the guidance in EITF 03-7 Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Stock and in APB 26 Early Extinguishment of Debt.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. There were no adjustments to retained earnings as a result of the implementation of FIN 48. Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. We apply a full valuation allowance for the accumulated losses since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses and due to the competitive character of the hand-held media device/mobile telephone market. The main components of our deferred tax benefits are the accumulated net operating loss carry-forwards, which are almost entirely related to the operations of Neonode AB in Sweden. Currently, under Swedish tax law these benefits do not expire and may be carried forward and utilized indefinitely.

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating this standard and its effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended September 30, 2007 and 2006. These operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Cost of sales	88	196	63	89

Gross profit (loss)	12	(96)	37	11

Product research and development	87	229	187	109
Sales and marketing	56	68	98	29
General and administrative	83	55	208	92
Total operating expenses	226	352	494	230

Operating loss	(214)	(448)	(457)	(219)

Interest expense, net	(36)	(10)	(30)	(21)
Charges related to the amortization of debt discounts, deferred financing fees and the extinguishment of convertible debt	(301)	(28)	(225)	(11)
Valuation charge related to embedded conversion feature	(1,564)	—	(2,121)	—
Non-cash inducement charges related to Feb 26, 2006 reorganization	—	—	—	(7)

Net loss	(2,115)%	(486)%	(2,833)%	(252)%

Net Sales

Net sales for the three months ended September 30, 2007 were $1.2 million, an increase from $252,000 net sales for the three months ended September 30, 2006. Revenue for the three months ended September 30, 2007 is entirely from the sales of the N2 multimedia mobile phone compared to no sales for the N2 for the same period in 2006. We made our first customer shipments of the N2 in July 2007. The revenue for the comparable three month period 2006 is related to the amortization of fees from a technology licensing agreement with a major Asian manufacturer. In July 2005, we entered into a technology licensing agreement with a major Asian manufacturer where we licensed our touch screen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our software for a period which expired in July 2007. The agreement was extended for one year in July 2007. The exclusive right to use our technology to develop a mobile phone does not limit our right to use our licensed technology for our own use, nor to grant to third parties the right to use our licensed technology to develop devices other than mobile phones. The net revenue related to this agreement has been recognized on a straight-line basis over the original two-year term of the agreement, ending in July 2007.

Net sales for the nine months ended September 30, 2007 were $1.7 million, a 21% increase from $1.4 million net sales for the nine months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 is comprised of $1.2 million from the sales of the N2 multimedia mobile phone and $503,000 related to the amortization of fees from the technology licensing agreement with a major Asian manufacturer. The net sales for the nine months ended September 30, 2006 is comprised of $794,000 million from the sales of the final shipments our prior model multimedia mobile phone, N1M and $629,000 related to the amortization of fees from the technology licensing agreement with a major Asian manufacturer.

We began building our sales channel in Europe in 2007 and have six distributors selling our products in 12 countries. We began shipping the N2 to our first customers in July 2007. We currently have sales backlog for the N2 that totals approximately $6 million with shipment dates through December 31, 2007. Because customer purchase orders are subject to changes in customer delivery schedules, cancellation, or price changes, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period. We do not anticipate any problems in fulfilling our current backlog.

We expect to continue to sell and license our products, initially in Europe, using a direct sales force to support our distributors. Our plan is to concentrate our sales efforts on the European markets in 2007 and expand our sales efforts to Asia, Latin America and the U.S. in 2008.

Gross Profit (Loss)

Gross profit (loss) as a percentage of net sales was 12% and (96)% in the three months ended September 30, 2007 and 2006, respectively. Our costs of goods include the direct and indirect cost of production of our mobile phone including the salaries and benefits of personnel in our internal production department, depreciation of production related tooling and the estimated product warranty costs.

During the three months ended September 30, 2007, we began production and shipment of our commercially available N2 mobile phone handsets and the costs of goods for the quarter ended September 30, 2007 reflect the cost to produce a our N2 mobile phone handsets in very limited production runs. Limited production runs of new products typically have higher costs of production due to the price of purchasing components in low volumes, and lower sales volumes do not efficiently absorb production overhead costs. Sales for the three months ended September 30, 2006 were primarily the results of the amortization of deferred revenue related to a technology license agreement that we entered into in 2005. The revenue was initially deferred and was amortized over the two year term of the license agreement. The original term of this agreement ended July 2007 and was extended for one year until July 2008. The costs to service this technology license agreement are minimal and as a result the entire amount of the license revenue is included in gross loss for the three month period.

Gross profit as a percentage of net sales was 37% and 11% in the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we had a product mix that included the initial sales of our N2 mobile phone handsets and the final two quarters of amortization of deferred revenue related to a technology license agreement that we entered into in 2005. The gross margin related to the N2 mobile phone handsets was approximately 10% and the costs to service this technology license agreement were minimal, and, as a result, the entire amount of the license revenue is included in gross loss for the nine month period. Gross profit for the nine months ended September 30, 2006 was primarily the results of the final sales of our N1M mobile phone handsets and three quarters of amortization of deferred revenue related to a technology license agreement that we entered into in 2005. The costs to service this technology license agreement are minimal, and, as a result, the entire amount of the license revenue is included in gross loss for the three month period.

Product Research and Development

Product research and development (R&D) expense for the three months ended September 30, 2007 were $1.0 million, a 79% increase over $578,000 for the same quarter in 2006.

R&D expense for the nine months ended September 30, 2007 were $3.1 million, a 102% increase over $1.5 million for the same period in 2006.

The increase in R&D for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is primarily the result of two factors:

•	An increase in the number of employees in our engineering department; and
•
an increase in engineering design projects related expenditures related to the development of the N2 and future products including production tooling, N2 prototypes and the extensive use of outside engineering design services and consultants to develop the plastics/mechanics and antenna used in the design of the phone.

We plan to continue to increase expenditures on critical R&D projects and we have planned increases in both the headcount of our engineering department and the purchase of critical design and testing technology. We have a product roadmap of future mobile phone handsets and technologies and expect to increase R&D budgets in order to develop these products and technologies to meet market demands. On the product development side, we are currently developing our next generation of multimedia phone products.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2007 was $670,000, an increase from $172,000 for the same period in 2006.

Sales and marketing expense for the nine months ended September 30, 2007 were $1.6 million, an increase from $415,000 for the same period in 2006.

This increase in the three and nine months ended September 30, 2007 over the same periods in 2006 is primarily related to an increase in product marketing activities as we prepared to release our N2 mobile phone handset, including the introduction of the N2 at the Barcelona, Spain 3GSM Trade Show and the first customer shipments in July 2007. In addition, we increased the number of employees in our sales and marketing departments from six employees as of September 30, 2006 to 14 employees as of September 30, 2007.

Our sales and marketing programs are focused on supporting existing customers and winning new customers and, therefore, if customer sales increase, our sales and marketing expenses are expected to increase. We are planning to participate in an increasing level of sales lead generation and branding initiatives, such as, industry trade events, public relations and direct marketing.

General and Administrative

General and administrative expense for the three months ended September 30, 2007 were $991,000, an increase from $136,000 for the same period in 2006.

General and administrative expense for the nine months ended September 30, 2007 were $3.5 million, a 165% increase from $1.3 million for the same period in 2006.

The increase is primarily due to an increase in legal and accounting fees related to the merger combined with an increase in headcount in preparation with product rollout and the merger.

We expect general and administrative expense to remain relatively stable as costs associated with being a public company are offset by a reduction in our legal and accounting fees.

Interest Expense

Interest and other expense, net for the three months ended September 30, 2007 was $22.7 million, an increase from $96,000 for the same period in 2006. The increase is directly related to a $18.7 million non-cash expense as a result of valuing the embedded conversion feature related to the senior secured notes just prior to conversion of the same notes. In addition we incurred $3.6 million of non-cash charges, mainly related to the financing transactions in September, related to debt discounts, deferred financing fees, debt issuance costs and debt extinguishment plus an increase in overall interest expense because we had $13.9 million corporate borrowings outstanding but only $5.1 million of debt was outstanding in the same quarter of 2006.

Interest and other expense, net for the nine months ended September 30, 2007 was $39.7 million, an increase from $457,000 for the same period in 2006. The increase is directly related to a $35.4 million non-cash expense as a result of valuing the embedded conversion feature related to the senior secured notes. We also incurred $3.8 million of non-cash charges related to debt discounts, deferred financing fees, debt issuance costs and extinguishment plus an increase in overall interest expense because we had $13.9 million corporate borrowings outstanding but only $5.1 million of debt was outstanding in the same period of 2006.

In February and June of 2007, an additional $5.0 million and $3.0 million was raised through the private sales of additional bridge notes. These notes are convertible into shares of its common stock under the same terms and conditions as the bridge notes dated February 26, 2006 as amended in 2007. All of these bridge notes and accrued interest were converted to shares of our common stock and warrants on August 10, 2007.

On August 8, 2007, we raised $3.2 million in a private offering of secured notes (bridge notes) convertible into our stock, warrants and new convertible notes. The Bridge Notes are due June 30, 2008 and bear 8% interest per annum. On September 26, 2007, $450,000 plus accrued interest of these bridge notes was converted to shares of our common stock, warrants and new convertible promissory notes under the same terms and conditions as the September 26, 2007 promissory notes.

On September 26, 2007, we sold $2.9 million of three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share.

Valuation Charge Related to Embedded Conversion Feature

On August 10, 2007 all the senior secured notes, loan from Petrus Holdings SA and Almi Företagspartner AB were converted to common stock and warrants. Immediately prior to the conversion we determined the fair value of the embedded conversion features of these notes and loans to be $35.6 million, using SBE’s share price as of August 10, 2007. The change in the fair value of the loan conversion features was recorded as a non-cash valuation charge in the statement of operations. We then compared the total value of the common stock and warrants to be issued upon conversion to the book value of the loans including the related conversion features. The difference, amounted to $376,000, was recorded as other financial expense. The computed fair value of the warrants using the Black Scholes option pricing model, amounting to $404,000, was recorded as a liability pursuant to the guidance under EITF 00-19. The fair value of the common stock issued upon conversion amounted to $49.5 million and was recorded under stockholders equity. For the nine-month period ending September 30, 2007, non-cash charges amounting $35.4 million were recorded to the statement of operations relating the changes in valuations of the above conversion features.

Income Taxes

Our effective tax rate was 0% in the three and nine ended September 30, 2007 and 2006, respectively. We recorded valuation allowances in 2007 and 2006 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss Available to Shareholders

As a result of the factors discussed above, we recorded a net loss available to shareholders of $25.2 million and $47.3 million in the three and nine months ended September 30, 2007, compared to a net loss available to shareholders of $1.2 million and $3.7 million in the comparable period in 2006, respectively.

Contractual Obligations and Commercial Commitments

We entered into borrowing agreements with lenders that provide that under certain circumstances the borrowings under the notes and accrued interest are convertible into shares of our common stock. We lease office facilities and certain office equipment under various non-cancelable operating lease agreements. Aggregate future minimum lease payments under contractual commitments are as follows as of September 30, 2007 (in thousands):

	Payments due by period (in thousands)
		Less than	1-2	3-5	More than
	Total	1 year	Years	Years	5 Years
Contractual Obligations
Debt	$6,027	$2,895	$47	$3,085	$—
Building and furniture leases	307	262	41	4	—
Total net payments	$6,334	$3,157	$88	$3,089	$—

Total rent expense under the our building leases was $210,000 and $254,000 for the nine months ended September 30, 2007 and 2006, respectively.

During the quarter ended September 30, 2007, we issued $5.9 million of secured notes that are convertible into units as discussed above. $2.8 million of these notes may be converted into these units between March 15, 2008 and June 30, 2008. The remaining $3.1 million of secured notes may be converted into units anytime prior to September 26, 2010.

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

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

-	actual versus anticipated sales of our products;
-	our actual versus anticipated operating expenses;
-	the timing of our product shipments;
-	our actual versus anticipated gross profit margin;
-	our ability to raise additional capital, if necessary; and
-	our ability to secure credit facilities, if necessary.

At September 30, 2007, we had unrestricted cash and cash equivalents of $5.8 million (with an additional $5.4 million held as restricted cash), as compared to $369,000 at December 31, 2006. In the nine month period ended September 30, 2007, $6.5 million of cash was used in operating activities, primarily as a result of our net loss.

During the nine months ended September 30, 2007, included the following non-cash items were included in the net loss (in thousands):
• Depreciation and amortization	172
• Deferred interest	280
• Debt discounts and deferred financing fees	2,390
• Stock-based compensation expense	324
• Write-off of excess merger expenses	263
• Debt extinguishment loss	1,524
• Change in fair value of embedded derivative	35,383

During the nine months ended September 30, 2007, we sold a combination of convertible notes and equity and other borrowings for cash totaling $17.1 million. Working capital (current assets less current liabilities, excluding non-cash liabilities related to debt offerings included in current liabilities) was $4.1 million at September 30, 2007, compared to a working capital deficit of $6 million at December 31, 2006.

In the nine months ended September 30, 2007, we purchased $374,000 of fixed assets, consisting primarily of manufacturing tooling, computers and engineering equipment.

In February 2007, we completed a $5.0 million convertible senior secured note financing with interest at 4% per annum and on June 15, 2007, we completed an additional $3.0 million convertible senior secured note financing with interest at 4% per annum. On August 10, 2007, all the senior secured notes, loan from Petrus Holdings SA and accrued interest totalling $14.3 were converted to 10,096,197 shares of our common stock and warrants to purchase 5,048,095 shares of our common stock.

In June 2007, we borrowed $1.0 million from SBE, Inc. under a short term note with interest at 8% per annum. On August 10, 2007 simultaneously with the culmination of the merger transaction, the note was forgiven and reclassified to equity.

On August 8, 2007, we completed a $3.2 million offering of convertible notes (Bridge Notes) bearing 8% interest and convertible into a combination of shares of our common stock and convertible debt. We also issued an option to invest $750,000, at the same terms and conditions as the Bridge Notes, to one of the Bridge Note investors. This option expires on December 31, 2007. On September 26, 2007, $450,000 of the $3.2 million was converted to 75,817 shares of our common stock, warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share and a $227,450 promissory note under the same terms as conditions as the private placement. The holders of the remaining $2.8 million of unconverted notes have the right to convert their notes to equity and debt securities anytime between March 15, 2008 and June 30, 2008 under the same terms as the September 26, 2007 private placement financing

On September 26, 2007, we sold $5.7 million, $5.0 million net of transaction fees paid in cash, of securities in a private placement, comprised of $2.9 million of three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 952,499 shares of our common stock and warrants to purchase 1,326,837 shares of our common stock at a price of $3.92 per share.

We have provided bank guaranties totaling $5.4 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. We are in the process of negotiating credit terms with our component suppliers and the third-party manufacturer of our products, and, if we are successful in our efforts, will be able to reduce the bank guarantees and use the $5.4 million of restricted cash for general working capital.

The majority of our cash for the three and nine months ended September 30, 2007 was provided by borrowings from bridge notes that have been or are convertible into shares of our common stock. Unless we are able to increase our sales to reach cash breakeven or increase our secured lines or credit or enter into new lines of credit, we may have to raise additional funds through the issuance of additional debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at September 30, 2007 were analyzed to determine their sensitivity to interest rate changes. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact our future operating results. Certain of our loans are in U.S. Dollars and fluctuations in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact both the interest and future principal payments associated with these loans.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosures controls and procedures (as defined in Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), an evaluation as of September 30, 2007, the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our internal controls are effective.

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

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our common stock will likely decline. Many factors may cause fluctuations in our operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;
•	changes in consumer and enterprise spending levels;

•	quality issues with our products;
•	changes in consumer, enterprise and carrier preferences for our products and services;
•	loss or failure of carriers or other key sales channel partners;
•	competition from other mobile telephone or handheld devices or other devices with similar functionality;
•	competition for consumer and enterprise spending on other products;
•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;
•	failure to add or replace third party manufacturers or suppliers in a timely manner;
•	changes in terms, pricing or promotional program;
•	variations in product costs or the mix of products sold;
•	failure to achieve product cost and operating expense targets;
•	excess inventory or insufficient inventory to meet demand;
•	seasonality of demand for some of our products and services;
•	litigation brought against us; and
•	changes in general economic conditions and specific market conditions.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

We have never been profitable and we anticipate significant additional losses in the future.

Neonode was formed in 2006 as a holding company owning and operating Neonode AB, which was formed in 2004 and has been primarily engaged in the business of developing and selling mobile phones. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. Our success will depend on many factors, including, but not limited to:

•	the growth of mobile telephone usage;
•	the efforts of our marketing partners;
•	the level of competition faced by us; and
•	our ability to meet customer demand for products and ongoing service.

There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on our business, operating results and financial condition.

In addition, we have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development of our products and infrastructure. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan.

Our limited operating history and the emerging nature of our market, together with the other risk factors set forth in this prospectus, make prediction of our future operating results difficult. There can also be no assurance that we will ever achieve significant revenues or profitability or, if significant revenues and profitability are achieved, that they could be sustained.

We may require additional capital in the future to fund our operations, which capital may not be available on commercially attractive terms or at all.

We may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. In September we closed an aggregate of $9 million of private equity and debt financing. We expect that the capital raised in this financing will be adequate to meet our needs into the foreseeable future. If our operations do not become cash flow positive as projected we may be forced to seek credit line facilities from financial institutions or additional private equity investment. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or we are unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, inability to deliver sufficient supplies of new products to meet customers’ demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations and financial condition.

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

Any of the foregoing could adversely affect our ability to sell our products and services, which, in turn, could adversely affect our revenues, profitability and liquidity, as well as our brand image.

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

For example, flat data rate pricing plans offered by some wireless carriers may represent some risk to our relationship with such carriers. While flat data pricing helps customer adoption of the data services offered by carriers and therefore highlights the advantages of the data applications of its products, such plans may not allow its multimedia phones to contribute as much average revenue per user to wireless carriers as when they are priced by usage, and therefore reduces our differentiation from other, non-data devices in the view of the carriers. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

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

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending on end-customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with wireless carriers, our revenue could be subject to significant fluctuation based on the timing of carrier product launches, carrier inventory requirements, marketing efforts and our ability to forecast and satisfy carrier and end-customer demand.

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

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;
•	the impact of recessions in the global economy or in specific sub economies;
•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	changes in international relations;
•	trade protection measures and import or export licensing requirements;
•	changes in tax laws;
•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for them and our officers and directors who they indemnify;
•	difficulty in managing widespread sales operations; and
•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and enterprise preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual variations of the product, such as the color of the casing or size of memory. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial condition.

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

The distributors, wireless carriers, retailers and resellers who sell or distribute our products also sell products offered by our competitors. If our competitors offer our sales channel partners more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those wireless carriers, distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide higher returns. If we are unable to maintain successful relationships with these sales channel partners or to expand our distribution channels, our business will suffer.

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

RISKS RELATED TO OWNING OUR STOCK

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

Our common stock is listed on the Nasdaq Capital Market under the symbol NEON. In order for our common stock to continue to be listed on the Nasdaq Capital Market, we must satisfy various listing maintenance standards established by Nasdaq. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million and public float value of at least $1.0 million and our common stock must have a minimum closing bid price of $1.00 per share.

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

Our stock price has been volatile, and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price you pay for those shares due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects and other factors.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital as needed;

•	concern as to the efficacy of our products;

•	changes in financial markets or general economic conditions;

•	sales of common stock by us or members of our management team; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or our industry generally.

Future sales of our common stock could adversely affect its price and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

If registration rights that we have previously granted are exercised, then the price of our common stock may be adversely affected.

We have agreed to register with the SEC the shares of common issued to former Neonode stockholders in connection with the merger and to participants in a private placement funding we completed on September 26, 2007.  In the event these securities are registered with the SEC, they may be freely sold in the open market, subject to trading restrictions to which our insiders holding the shares may be subject from time to time. In the event that we fail to register such shares in a timely basis, we may have liabilities to such stockholders. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on Friday, August 10, 2007, at our office located at 4000 Executive Parkway, Suite 200, San Ramon,
California.

The stockholders approved the following five items:

(i)  The approval of the merger of the SBE with Neonode Inc.

For	Against	Abstain
1,302,955	1,873	125

(ii) The approval of an amendment to the SBE’s 2006 Equity Incentive Plan to increase the authorized shares from 300,000 to 1,300,000.

For	Against	Abstain
1,205,640	99,152	161

(iii) The approval of an amendment to the SBE’s Certificate of Incorporation to effect a stock combination (reverse stock spilt) pursuant to which every two or three shares of outstanding common stock would be reclassified into one share of common stock.

For	Against	Abstain
1,272,112	32,054	787

(iv) The approval of an amendment to the SBE’s Certificate of Incorporation to effect an increase in the Company’s authorized shares from 25,000,000 to 40,000,000.

For	Against	Abstain
1,286,541	17,749	663

(v) The approval of an amendment to the SBE’s Certificate of Incorporation to effect a name change from SBE, Inc. to Neonode Inc.

For	Against	Abstain
1,302,773	2,069	111

Item 6.  Exhibits and Reports on Form 8-K

(a)(3) List of Exhibits

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement with One Stop Systems, Inc., dated January 11, 2007.

2.2(2)	Agreement and Plan of Merger and Reorganization, with Neonode Inc., dated January 19, 2007.

3.1(3)	Certificate of Incorporation, as amended through December 15, 1997.

3.2(4)	Bylaws, as amended through December 8, 1998.

3.3(5)	Certificate of Amendment of Certificate of Incorporation, dated March 26, 2004.

3.4(6)	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.

10.21(19)	Amendment 1 to the Agreement and Plan of Merger and Reorganization, with Neonode Inc., dated May 18, 2007.

10.22(20)	Completion of Plan of Merger and Reorganization with Neonode Inc., dated August 10, 2007.

10.23(21)	Asset purchase agreement between Neonode Inc. and Rising Tide Software, dated August 15, 2007.

10.24(22)	Sale of unregistered securities, dated September 26, 2007.

10.25(23)	Departure of member of Board of Directors, dated October 9, 2007.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(19)	Filed as an exhibit to Current Report on Form 8-K dated May 29, 2007 and incorporated herein by reference.

(20)	Filed as an exhibit to Current Report on Form 8-K dated August 10, 2007 and incorporated herein by reference.

(21)	Filed as an exhibit to Current Report on Form 8-K dated August 15, 2007 and incorporated herein by reference.

(22)	Filed as an exhibit to Current Report on Form 8-K dated October 2, 2007 and incorporated herein by reference.

(23)	Filed as an exhibit to Current Report on Form 8-K dated October 9, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2007.

Neonode Inc.
Registrant

Date: November 14, 2007	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)