Form 10-K
period 2007-12-31
Neonode, Inc
filed 2008-04-15
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-8419

NEONODE INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1517641
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Sweden Warfvingesväg 45, SE-112 51 Stockholm, Sweden
USA 4000 Executive Parkway, San Ramon, CA., 94549
(Address of principal executive offices and Zip Code)

Sweden 46-8-678 18 50
USA (925) 355-2000
(Registrant's Telephone Numbers, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 29, 2007 (the last business day of the second quarter of the registrant’s current fiscal year) as reported on the Nasdaq Capital Markets, was $5,699,977.

The number of shares of the registrant’s common stock outstanding as of March 26, 2008 was 25,918,162.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein

NEONODE INC.

2007 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements set forth in or incorporated by reference in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, our expectations regarding the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding our operations. Words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “intends,” ”plans,” “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Our business focus is a combination of licensing our touchscreen technology to other companies and developing and selling our own products using our technology in mobile device markets. The cornerstone of our business is our innovative patent pending touchscreen solutions. We believe that in the future keyboards and keypads with moving parts will become obsolete and that our touchscreen solutions and technologies will be at the forefront of a new wave of input technologies that will be able to run everything from small mobile devices to large industrial applications.

We believe our current product, the Neonode N2, is the world’s smallest touchscreen mobile phone handset. The N2 fits in the palm of your hand and is designed to allow the user to navigate the menus and functions with simple finger based taps and sweeps. The N2 incorporates our patent pending touchscreen and other proprietary technologies to deliver a mobile phone with a completely unique user experience that doesn’t require keypads, buttons or other moving parts.

The first model of our touchscreen multimedia mobile phone, the N1, was released in November 2004. The N1 was primarily a concept phone that was sold in limited quantities from late 2004 to early 2006. The N2 is our first production-quality product. We began shipping the N2 to customers in mid-July 2007 and have shipped approximately 31,000 units from July 2007 through December 31, 2007.

We believe, the N2 is the smallest touchscreen multimedia mobile phone in the world that works on any GSM based mobile phone network. The N2 features include:
• A touchscreen mobile multimedia phone that is also an MP3 and video player;
• Innovative design, including the N2’s small size, a variety of available colors, and an attractive look and feel;
• Fast, flexible and easy software downloads through the internet and SD cards; and
• Large storage capacity for media content, with up to 32 Gigabytes available storage.

According to the Gardner Group there were approximately 1.2 billion cell phones sold globally in 2007 and the growth of cell phone market is expected be more than 10% in both 2008 and 2009. Some of the key growth categories are smart phones and multimedia devices which is where the Neonode N2 competes. Both these categories are expected to grow dramatically in the coming years.

We believe the Neonode N2 and our ongoing product developments will benefit from key market developments and trends, including:
• Production capacity and scalability;

• Increased availability of off the shelf technology;
• Increased focus on enhancing the user experience, demonstrated by the popularity of designer phones such as the iPhone
• Convergence of multiple applications in a single device, including games, videos, music and cameras.
• Increased popularity of Touchscreen based devices such as the iPhone and HTC Touch.

History

Neonode, formerly known as SBE, Inc., was incorporated in the state of Delaware on September 4, 1997.

On January 11, 2007, SBE, Inc. entered into an Agreement for the Purchase and Sale of Assets with One Stop Systems, Inc., a manufacturer of industrial-grade computing systems and components (One Stop), pursuant to which it sold all of the assets associated with its embedded hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop for approximately $2,200,000 in cash plus One Stop’s assumption of the lease of SBE, Inc.’s corporate headquarters building and certain equipment leases.

On August 10, 2007, Cold Winter Acquisition Corporation (Cold Winter Acquisition Sub), a Delaware corporation and wholly-owned subsidiary of SBE, Inc., consummated a merger and reorganization where Cold Winter Acquisition Sub was merged with and into Neonode Inc. a Delaware Corporation (Old Neonode) with Old Neonode continuing after the merger as the surviving corporation and a wholly-owned subsidiary of SBE, Inc. (Merger). SBE, Inc.’s name was subsequently changed to “Neonode Inc.” in connection with the completion of the Merger.

Old Neonode was incorporated in the State of Delaware in 2006 and is the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden.

After the Merger with Cold Winter Acquisition Sub, Old Neonode changed its name to Cold Winter, Inc. (Cold Winter). The stockholders of SBE, Inc. approved the transaction in a special meeting of stockholders held on August 10, 2007. Following the closing of the Merger, the business and operations of Cold Winter prior to the Merger became the primary business and operations of the newly-combined company. The newly-combined company’s headquarters is located in Stockholm, Sweden.

Unless the context otherwise requires, all references herein to “Neonode” refer to Private Neonode prior to the Merger, and Neonode Inc. (formally known as SBE, Inc.) and its wholly-owned subsidiaries after the Merger.

The Neonode Principle

Our product design goal is to deliver a user experience that is faster, easier, more enjoyable than comparable products. To achieve that goal, we focus on enhancing the user experience between the user and device in four key areas:
• Durable, precise and fast touchscreen technology;
• Fast, fun and easy user interface;
• Innovative design and ergonomics
• Variety of useful accessories and ease of usability

We believe that for both professionals and consumers the mobile device, particularly the mobile phone, is positioned to become the center of an evolving digital lifestyle by integrating with and enhancing the utility of advanced digital devices such as phone, voice and text mail, digital music, digital video and still cameras, television, personal digital assistants, web browsing and other digital devices, into a single mobile handheld computing and communication device. The attributes of the mobile device that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. We provide the functionality and ease of integration with a personal computer (PC) or other media devices along with a uniquely differentiated touchscreen user interface that positions us to offer innovative integrated digital lifestyle solutions.

Strategy

Our overall strategy is to develop innovative differentiated touchscreen hardware and software technologies. Our business model combines the licensing of our technology to other companies who develop mobile devices along with developing and selling our own Neonode branded touchscreen mobile media products. Our Neonode brand of products is currently targeting consumers in the middle to high middle segment of the mobile multimedia phone market who value style combined with innovative technology. Our mobile phone handset is not locked into any individual mobile telephone operator’s network and can be used on any Global System for Mobile (GSM) phone network in the world, thereby allowing the end users to select the network and calling plans. We may develop future mobile phone handsets that are tailored for specific mobile network operator’s needs.

Together with a network of third party partners such as Sykes and TRS who provide our first line product support and product delivery logistics, we are focused on building a large-scale product development and customer support infrastructure.

We are building a sales channel with an initial focus on European distributors and now plan to expand our marketing distribution to Asia, Latin America and the United States. We also sell our products through our web site to areas where we do not have a distributor or reseller presence. We have an agreement with a provider of call center, customer technical support and credit card payment processing for our web sales.

Neonode USA

Neonode USA is our affiliated company formed in early 2008 together with Distribution Management Consolidators LLC (DMC), a sales channel development and supply chain management company. Neonode USA, exclusively markets and sells our innovative products within North America, Latin America and China ("Neonode USA Territory") and is the exclusive worldwide licensor of our intellectual property to third parties. The Neonode USA’s main office is located in New York, USA.

As Neonode USA is a venture between us and another company, DMC, there is a risk that in the event that DMC was to terminate its participation in Neonode USA, or Neonode USA was to reach an impass as to as to a key strategic decision, the marketing and sales efforts in the Neonode USA Territory would materially suffer.

Products

We developed a series of touchscreen multimedia mobile phones that convert the functionality of a desktop computer to a mobile phone interface. We began shipping our latest mobile phone, the N2, to customers in July 2007. In addition to connecting to any GSM supported cellular telephone network in the world, our N2 multimedia mobile phone is based on an open platform Windows CE technology that provides simplicity in connecting to any personal computer for updating contact information, calendars and downloading of media files via Bluetooth or USB connections. It also allows users to watch movies or music videos in full screen, play music, take pictures with a two mega-pixel camera and play video games, all with internet pod casting capabilities. The Windows CE environment allows third party software developers and individual users to develop customized software applications and video games for use on our N2 phone.

Our N2 mobile phone is based on a patent pending user interface that incorporates one-hand on screen navigation with a simple user interface that recognizes gestures rather than defined keys. As a result, our interface features a large display without physical buttons using what we believe is the smallest touchscreen handset in the mobile phone industry. Our standard N2 phone incorporates a standard one gigabyte SD memory card which is currently expandable to eight gigabytes with what we expect to be future expandability to 32 gigabytes. The SD memory card has the storage capacity for thousands of songs and pictures and several movies. Our multimedia mobile phone has battery life of approximately six hours of music and video playback time. In addition, standby time is estimated to be 200 hours with a talk-time of approximately four hours.

We also license our patent pending touchscreen hardware and software designs to third party companies for incorporation into diverse products that incorporate touchscreen technology such as MP3 and video players, digital cameras, Global Positioning Systems (GPS) and alarm system touch pads. In 2005, we entered into a license agreement with a major Asian mobile telephone manufacturer where we licensed our touch screen technology for use in a mobile phone to be included in their product assortment. The original license agreement was for a two-year period and was exclusive. Upon expiration of the exclusive period in July 2007, we extended the license agreement on a non-exclusive basis for an additional year. We may also provide consulting services related to the implementation of our software. The fees for these consultancy services may vary from hourly rates to monthly rates and will be based on reasonable market rates for such services.

Our technology and product designs are based on our patent pending zForce ™ and Neno™ hardware and software technology. zForce™ is our optical touchscreen technology that supports one-handed navigation allowing the user to operate the functionality with finger gestures passing over the screen and Neno™ is our software based user interface.

zForce™ was patented in several countries by Neonode in 2002 and has a patent pending in the US. It uses infrared light that is projected as a grid over the screen. The infrared light pulses 120 times a second so the grid is constantly being refreshed. Coordinates are being produced on the screen and are then converted into mathematical algorithms when your fingers move across the screen. This input method is unique for Neonode and is enabled by the zForce™ Technology.

Currently there are two core touchscreen technologies available in the market today - capacitive and resistive. Capacitive technology is the technology that the Apple iPhone uses and resistive technology is what you find on most stylus based PDAs. Resistive technology is pressure sensitive technology and requires a stylus to activate. Best used for detailed work and selection of a particular spot on a screen but not for sweeping or motion, such as zooming in and out. Capacitive technology is what is used on a laptop computer mouse pad. It is very good for sweeping gestures and motion. The screen actually reacts to the tiny electric impulses of your finger. Capacitive touchscreens work if you have unimpeded contact between your finger and the screen.

Our zForce™ has a number of key advantages over each of these technologies including:
•
There are no additional layers added to the screen that dilutes the screen resolution and clarity. Layering technology is required to activate the capacitive and resistive technologies and can be very costly;

•
The zForce™ grid technology is more responsive than the capacitive screens and as result is quicker and less prone to misreads. It allows movement and sweeping motions as compared to the point sensitive stylus based resistive screens;

•	zForce™, an abbreviation for zero force necessary, means that you do not have to use any force to select or move items on the screen like you would with a stylus;
•	zForce™ is cost efficient due to the lower cost of materials and extremely simple manufacturing process when compared to the expensive layered capacitive and resistive screens; and
•	zForce™ allows multiple methods of input such as simple finger taps to hit keys, sweeps to zoom in our out and gestures to write text or symbols directly on the screen.

zForce™ incorporates some of the best functionalities of both the capacitive and resistive touch screen technologies but at a much lower cost. It works in all climates and, unlike the competing technologies, can be used with gloves. In addition, zForce™ allows for waterproofing.

Because of its uniqueness and flexibility, we believe that our zForce™ technology presents a tremendous licensing opportunity for Neonode. The market is vast given the current rapid increase in touchscreen based devices such as cell phones, PCs, media players and GPS navigation devices.

Our software user interface Neno™ runs on Windows CE and is completely unique. Neno™ is designed to operate complex and full feature applications on a small screen. It allows for a number of input methods and is designed to deliver high precision, fast response and ease of use on a complex device.

Neno™ includes the following features:
•	Media players for streaming video, movies and music that supports all the standard applications, including WMA,WMV, MP3,WAV,DivX and AVI MPEG¼;
•	Internet explorer 6.0 browser;
•	Image viewer with camera preview and capture;
•	Organizer with calendar and task with Microsoft Outlook synchronization;
•	Calendar, alarm, calculator and call list;
•	Telephony manager for voice calls;
•	Messaging manager for SMS, MMS, IM and T9;
•	File manager;
•	Task manager for switching between applications;
•	Notebook; and
•	Games.

Intellectual Property

We believe that innovation in product engineering, sales, marketing, support, and customer relations, and protection of this proprietary technology and knowledge will impact our future success. In addition to certain patents that are pending, we rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect the proprietary rights in our products.

We have applied for patent protection of our invention named “On a substrate formed or resting display arrangement” in six countries through a patent cooperation treaty (PCT) application and in 24 designated countries through an application to the European Patent Office (EPO). We applied for a patent in Sweden relating to a mobile phone and have also applied for a patent in the United States regarding software named “User Interface.”

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

Distribution, Sales and Marketing

We are building a network of distributors covering Europe, India and Asia and planning to expand our network to the remaining countries in Europe, the United States, Asia and Latin America in 2008. We currently have seven distributors selling our products in 13 European countries.

Our products are customizable for each country or region using the GSM standard. Our phone supports all local languages and a number of well known carriers such as Vodafone, Tim, Telia and Telenor have included our phone in their core product assortment and are selling it with carrier subsidies where the carrier provides incentives to the customer if they sign up for calling plans. In addition to the distributor sales channel, we are using the Neonode.com web store as a direct sales channel to sell our products and third-party products in countries where we do not have a sales presence.

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

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the mobile multimedia telecommunications markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners. In fiscal years 2007 and 2006 we spent $4.5 million and $2.2 million, respectively, on research and development activities.

A critical part of our research and development is focused on touch screen technology. We believe there is strong potential for zForce™ but understand the need for constant development and enhancement of the technology to keep our leading position in the market in relation to finger based touch screens.

We carefully monitor innovations in other technologies and are constantly seeking new areas for application of zForce™. We have developed a technology roadmap that we believe will ensure a steady stream of new innovations and areas of use.

Our research and development is predominantly in-house but also done in close collaboration with external partners and specialists. Our development areas can be divided into the following areas:
• Software
• Optical
• Mechanical
• Electrical

Our product development efforts are focused principally on our strategic product lines, including a new touch screen phone with additional functionality.

Manufacturing

We do not engage in any manufacturing operations. We have a strong relationship with our manufacturing partner Balda AG and their manufacturing plant in Malaysia. Together, we believe we have the ability to increase production volumes to meet the demands from the markets and our expansion plans.

Competition

Competition in the mobile computing device market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our mobile computing devices are access to sales and distribution channels, price, styling, usability, functionality, features, operating system, brand, marketing, availability of third-party software applications and customer and developer support. Our devices compete with a variety of mobile devices, including pen-and keyboard-based devices, mobile phones and converged voice/data devices.

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

In addition, our devices compete for a share of disposable income and enterprise spending on consumer electronics, telecommunications and computing products such as MP3 players, Apple’s iPods, media/photo views, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

Many of our competitors have greater financial resources and are well established. Competition within the communications market varies principally by application segment.

Backlog

On December 31, 2007, we did not have any firm order backlog of product orders from our customers.

Employees

On December 31, 2007, we had 42 full-time employees and augment our staffing needs with consultants as needed. Our employees are located in our corporate headquarters in Stockholm, Sweden and branch offices located in Portugal, Hong Kong, Shanghai, China and the United States. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Business

Our independent registered public accounting firm issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

Due to our need to raise additional financing to fund our operations and satisfy obligations as they become due, our independent registered public accounting firm has included an explanatory paragraph in their report on our December 31, 2007 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. This may have a negative impact on the trading price of our common stock and adversely impact our ability to obtain necessary financing.

We will require additional capital in the future to fund our operations, which capital may not be available on commercially attractive terms or at all.

We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. In March 2008 we closed an aggregate of $4.5 million of private equity financing. If our operations do not become cash flow positive as projected we will be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

Our limited operating history and the emerging nature of our market, together with the other risk factors set forth in this report, make prediction of our future operating results difficult. There can also be no assurance that we will ever achieve significant revenues or profitability or, if significant revenues and profitability are achieved, that they could be sustained.

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

Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy, which could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Moreover, we may not have agreements with some of the wireless carriers with whom they will do business and, in some cases, the agreements may be with third-party distributors and may not pass through rights to us or provide us with recourse or contact with the carrier. The absence of agreements means that, with little or no notice, these wireless carriers could refuse to continue to purchase all or some of our products or change the terms under which they purchase our products. If these wireless carriers were to stop purchasing our products, we may be unable to replace the lost sales channel on a timely basis and our results of operations could be harmed.

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

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending on end-customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with wireless carriers, our revenue could be subject to significant fluctuation based on the timing of carrier product launches, carrier inventory requirements, marketing efforts and our ability to forecast and satisfy carrier and end-customer demand. We do not have a history of selling to wireless carriers and as a result do not have do not have a basis for estimating what the potential fluctuations in our revenue will be from the sale of our multimedia phones.

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

We will need to improve the effectiveness and breadth of our sales operations in order to increase market awareness and sales of our products, especially as we expand into new markets. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Likewise, our efforts to improve and refine our products require skilled engineers and programmers. Competition for professionals capable of expanding our research and development organization is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire or retain qualified sales, marketing and technical personnel, our ability to achieve future revenue may be adversely affected.

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

Our success depends in large part on our proprietary technology and other intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

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

If we do not correctly forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost effective quantities of our products or production materials, and our revenues, cost of revenues and financial condition could be adversely impacted.

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

We will rely on distributors, wireless carriers, retailers and resellers to provide us with timely and accurate information about their inventory levels as well as sell-through of products purchased from us. We will use this information as one of the factors in our forecasting process to plan future production and sales levels, which in turn will influence our public financial forecasts. We will also use this information as a factor in determining the levels of some of our financial reserves. If we do not receive this information on a timely and accurate basis, our results of operations and financial condition may be adversely impacted.

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

We license third-party software for use in our products, including the operating systems. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to customers in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

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

Our products must comply with a variety of laws, standards and other requirements governing, among other things, safety, materials usage, packaging and environmental impacts and must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where our products are sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to electromagnetic radiation. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and in severe cases prevent us from selling our products in certain jurisdictions.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol NEON. In order for our common stock to continue to be listed on the Nasdaq Capital Market, we must satisfy various listing maintenance standards established by Nasdaq. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million or market capitalization of $35 million and public float value of at least $1.0 million and our common stock must have a minimum closing bid price of $1.00 per share.

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

We have agreed to register with the SEC the shares of common issued to former Neonode stockholders in connection with the merger and to participants in a private placement funding we completed on March 4, 2008. In addition, we have granted piggyback registration rights to the investors who participated in our March private placement. In the event these securities are registered with the SEC, they may be freely sold in the open market, subject to trading restrictions to which our insiders holding the shares may be subject from time to time. In the event that we fail to register such shares in a timely basis, we may have liabilities to such stockholders. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On October 22, 2007, our subsidiary Neonode AB entered into a lease agreement with NCC Property G AB for 9,500 square feet office space at Warfvingsesvag 41, Stockholm, to be used as the corporate headquarters. The lease period began on April 1, 2008 and expires on March 31, 2013. The annual payment for these premise equates to approximately $288,000 per year and is indexed to the consumer price index in Sweden. As an incentive to enter into the agreement as one of the firs tenants to occupy the building, the NCC Property G AB has given Neonode AB discounts amounting to approximately $120,000 allocated over the first eight months of the leasing period. Prior to taking occupancy of this new facility, during fiscal year 2007 through March 31, 2008, we occupied 6,000 square feet of office space in Stockholm under a lease which has now expired.

On October 21, 2007, Neonode AB also entered into a lease agreement with NCC Property G AB for 10 parking spaces located at Warfvingsesvag 41, Stockholm. The lease period begins on April 1, 2008 and expires on March 31, 2013. The annual payment for these premise amounts to $28,000 per year and is indexed to the consumer price index in Sweden. Neonode AB has the right to terminate the lease on March 31, 2011 if notice of termination is given by Neonode AB at least 9 months prior to March 31, 2011.

In addition, we lease 2,000 square feet of office space in San Ramon, California on a month-to-month basis at cost of $5,000 per month. We have occupied this space since March 2007 under a lease with One Stop Systems, Inc. In connection with the sale of the SBE, Inc hardware business, on March 29, 2007, SBE signed a definitive agreement providing for the assumption of the lease of the prior SBE San Ramon headquarters office space for 22,000 square feet that was effective with the closing of the sale of the hardware business transaction. As the result of the merger with SBE, we will continue to be secondary guarantor on the lease for the term of the San Ramon lease which terminates in March 2010.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of December 31, 2007, we had no known material current, pending, or threatened litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on Tuesday, December 18, 2007, at the offices of DavenportMajor Executive Search, located at 12770 High Bluff Drive, Suite 320, San Diego, California 92130.

The stockholders approved the following six items:

(i) The election of Mikael Hagman to the Board of Directors
For	Withhold
13,495,640	6,550

(ii) The election of John Reardon to the Board of Directors
For	Withhold
13,496,144	6,370

(iii) The approval of an amendment to the Neonode’s Certificate of Incorporation to effect an increase in the number of authorized shares of common stock from 40,000,000 to 75,000,000.
For	Against	Abstain
13,453,474	48,378	662

(iv) The ratification of the terms of the financing transaction in September 2007 pursuant to which Neonode issued units consisting of common stock, convertible notes and warrants.
For	Against	Abstain
13,493,084	8,762	668

(v) The approval of the convertibility into units of the September 2007 offering of outstanding 8% Senior Secured Notes.
For	Against	Abstain
13,492,567	8,598	1,389

(vi) The ratification of the selection of BDO Feinstein International AB as the company’s independent auditors for 2007.
For	Against	Abstain
13,495,923	5,929	662

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages and positions as of December 31, 2007 are set forth in the following table. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

Name	Age	Position
Mikael Hagman	40	President and Chief Executive Officer
David W. Brunton	57	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Thomas Ericsson	37	Chief Technical Officer

Mikael Hagman - Mr. Hagman joined Neonode as Chief Executive Officer in March 2007 from Sony where he served as Chief Executive Officer for Sony Corp. in Sweden and Finland. During his eight years with Sony, Mr. Hagman held a number of positions and served on the board of Sony Nordic AS. While at Sony Mr. Hagman was nominated for several Pan European committees and participated in forums that developed Sony’s commercial strategies. Prior to Sony Mr. Hagman worked for United Biscuits Ltd in various leading sales and marketing roles across Nordic. He currently serves on the board of directors of AIK Fotboll AB, a publicly traded company listed on NGM (Nordic Growth Markets). AIK Fotboll AB is one of Sweden’s leading soccer clubs. He has served on the board of various industry associations (Consumer Electronics Association, Elektronik branchen, SRL).

David W Brunton - Mr. Brunton joined SBE in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. Mr. Brunton is a certified public accountant.

Thomas Eriksson - Mr. Eriksson co-founded Neonode in 2001 as Vice President and Chief Technology Officer. Prior to founding Neonode AB, he founded several companies with products ranging from car electronics test systems and tools to GSM/GPRS/GPS based fleet management systems including M2M applications and wireless modems. Mr. Eriksson has over 15 years of experience in product design and electronics engineering.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED, STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Capital Market under the symbol NEON. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq Capital Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2007, there were approximately 1,611 holders of record of our common stock.

Fiscal Quarter Ended
Fiscal 2007	March 31 (1)	June 30 (1)	September 30 (1)	December 31
High	$3.95	$4.00	$7.94	$4.82
Low	1.70	1.62	2.85	2.89
Fiscal 2006 (1)
High	$8.65	$5.75	$2.45	$2.20
Low	0.99	2.45	1.60	1.65
 (1) Prior to our reverse merger with SBE, Inc. on August 10, 2007, our common stock traded under the symbol SBEI. The stock prices presented for SBEI for the period prior to August 10, 2007 are adjusted for a 1 for 5 reverse stock split effective March 29, 2007.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we do not assume any obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The following discussion should be read in conjunction with the company’s financial statements for the years ended December 31, 2007 and 2006 and the related notes included therein.

Overview

We believe our current product, the Neonode N2, is the world’s smallest touchscreen mobile phone handset. The N2 fits in the palm of your hand and is designed to allow the user to navigate the menus and functions with simple finger based taps and sweeps. The N2 incorporates our patent pending touchscreen and other proprietary technologies to deliver a mobile phone with a completely unique user experience that doesn’t require any keypads, buttons or other moving parts.

The first model of our touchscreen multimedia mobile phone, the N1, was released in November 2004. The N1 was primarily a concept phone that was sold in limited quantities from late 2004 to early 2006. The N2 is our first production-quality product. We began shipping the N2 to customers in mid-July 2007 and have shipped approximately 31,000 units from July 2007 through December 31, 2007.

Our business focus is a combination of licensing our touchscreen technology to other companies and developing and selling our own products using our technology in mobile device markets. The cornerstone of our business is our innovative patent pending touchscreen solutions. We believe that in the future keyboards and keypads with moving parts will become obsolete and that our touchscreen solutions and technologies will be at the forefront of a new wave of input technologies that will be able to run everything from small mobile devices to large industrial applications.

Neonode was incorporated in the State of Delaware in 2006 to be the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. In a February 2006 corporate reorganization, Neonode issued shares and warrants to the stockholders of Neonode AB in exchange for all of the outstanding stock and warrants of Neonode AB. Following the reorganization, Neonode AB became a wholly-owned subsidiary of Neonode. Since there was no change in control of the group, the reorganization was accounted for with no change in accounting basis for Neonode AB and the assets and liabilities were accounted for at historical cost in the new group. The consolidated accounts comprise the accounts of the combined companies as if they had been owned by Neonode throughout the entire reporting period.

We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2007, we had an accumulated deficit of $58.7 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2008. The report of our independent registered public accounting firm in respect of the 2007 fiscal year, included elsewhere in this annual report includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations.

Our long-term success is dependent on obtaining sufficient capital or operating cash flows to fund our operations and development of our products, bringing such products to the worldwide market. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

We are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” above. Principal risks include uncertainty of growth in market acceptance for our products, history of losses since inception, ability to remain competitive in response to new technologies, costs to defend, as well as risks of losing patent and intellectual property rights, reliance on limited number of suppliers, reliance on outsourced manufacture of our products for quality control and product availability, ability to increase production capacity to meet demand for our products, concentration of our operations in a limited number of facilities, uncertainty of demand for our products in certain markets, ability to manage growth effectively, dependence on key members of our management and development team, limited experience in conducting operations internationally, and ability to obtain adequate capital to fund future operations.

Background

The merger (Merger) of Old Neonode with our wholly-owned acquisition subsidiary closed on August 10, 2007. For accounting purposes, the Merger was accounted for as a reverse merger with Old Neonode as the accounting acquirer. Thus, the historical financial statements of Old Neonode have become our historical financial statements and the results of operations of our company (formally known as SBE, Inc.) are included in the results of operations presented elsewhere and discussed herein only from August 10, 2007. Thus the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and discussion of our financial condition and results of operations for the year ended December 31, 2006 below reflect Old Neonode’s stand-alone consolidated operations. The audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the year ended December 31, 2007 appearing below include the results of operations of formerly SBE, Inc only from August 10, 2007. Our consolidated financial statements include Old Neonode’s accounts, those of its wholly-owned subsidiary, Neonode AB, and, from August 10, 2007, SBE, Inc’s accounts and the accounts of SBE, Inc’s wholly-owned subsidiary Cold Winter, Inc.

Critical Accounting Policies and Estimates

The preparation of our financial statements are in conformity with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of Neonode Inc. and its subsidiary based in Sweden, Neonode AB. All inter-company accounts and transactions have been eliminated in consolidation. Our accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies and related judgments and estimates used in the preparation of consolidated financial statements.

Revenue Recognition

Our policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. We recognize revenue from the sale of our mobile phones when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

To date, our revenues have consisted primarily to distributors located in various 13 regions. We may allow, from time to time, certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have sufficient history of making price adjustments. We, therefore, defer recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they have resold our products to their customers. Although revenue recognition and related cost of sales are deferred, we record an accounts receivable at the time of initial product shipment. As standard terms are generally FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment.

For products sold to distributors with agreements allowing for price protection and product returns, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of such distributor sell-through is based on information received from our distributors. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time.

Revenue from products sold directly to end-users though our web sales channels is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment.

We derive revenue from license of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements will generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

Revenue for the twelve months ended December 31, 2007 and 2006 includes revenue from the sales of our first mobile phone, the N1 and current product, the N2 multimedia mobile phones and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. The exclusive rights do not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of March 31, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

The net revenue related to this agreement has been allocated over the term of the agreement, amounting to $463,000 in 2007 and $851,000 in 2006, respectively. The contract also includes consulting services to be provided by Neonode on an “as needed basis.” The fees for these consultancy services vary from hourly rates to monthly rates and are based on reasonable market rates for such services. To date, we have not provided any consulting service related to this agreement. Generally, our customers are responsible for the payment of all shipping and handling charges directly with the freight carriers.

Allowance for Doubtful Accounts

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.

Warranty Reserves

Our products are generally warranted against defects for 12 months following the sale. We have a 12 month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer are provided at the time of revenue recognition and are based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges are expensed as incurred.

Research and Development

Research and Development (R&D)costs are expensed as incurred. R&D costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development CostsResearch and development costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.

Stock Based Compensation Expense

We account for stock-based employee compensation arrangements in accordance with SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). We account for equity instruments issued to non-employees in accordance with SFAS 123R and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that such equity instruments be recorded at their fair value and the unvested portion is re-measured each reporting period. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Debt Issued with Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) opinion 14, Accounting for Convertible Debts and Debts issued with stock purchase warrants, if they meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves.

Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (together, SFAS 133. We account for these derivatives under SFAS 133.

SFAS 133 requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such derivatives are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations.

Income taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes . SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain based on the “not more likely than not” criteria of SFAS 109.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2007 and 2006. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 30, 2007, unrecognized tax benefits approximated $0.

New Accounting Pronouncements

The following are expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determined the effect, if any, the adoption of these pronouncements would have on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after 15 December 2008, and will be adopted by us in the first quarter of 2009. We do not believe that the adoption of SFAS 141R will have material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2) that deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the potential impact of this statement.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We do not expect SFAS 161 to have a material impact on our financial position, and we will make all necessary disclosures upon adoption, if applicable.

Results of Operations

On August 10, 2007, SBE announced the completion of the previously announced merger of its wholly-owned subsidiary, Cold Winter Acquisition Corporation, with and into Neonode Inc., pursuant to which Neonode changed its name to “Cold Winter, Inc.” and became a wholly-owned subsidiary of the Company. Following the closing of the merger transaction, the Company was renamed “Neonode Inc.” The newly-combined Company’s headquarters is located in Stockholm, Sweden. SBE issued approximately 20.4 million shares of its common stock in exchange for 5.8 million outstanding shares of Neonode Inc. common stock and the assumption of outstanding options and warrants to purchase an additional 7.9 million shares of Neonode Inc. common stock. The Company’s common stock started trading on the Nasdaq Capital Market on August 13, 2007 under the new ticker symbol “NEON.”

For accounting purposes, the Merger was accounted for as a reverse merger with Old Neonode as the accounting acquirer. This transaction was treated as a recapitalization. Thus, the historical financial statements of Old Neonode have become our historical financial statements and the results of operations of our company (formally known as SBE, Inc.) are included in the results of operations presented elsewhere and discussed herein only from August 10, 2007. Thus the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and discussion of our financial condition and results of operations for the year ended December 31, 2006 below reflect Old Neonode’s stand-alone consolidated operations. The audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the year ended December 31, 2007 appearing below include the results of operations of formerly SBE, Inc. only from August 10, 2007. Our consolidated financial statements include Old Neonode’s accounts, those of its wholly-owned subsidiary, Neonode AB, and, from August 10, 2007, SBE, Inc.’s accounts and the accounts of SBE, Inc.’s wholly-owned subsidiary Cold Winter, Inc.

The following table sets forth, as a percentage of net sales, certain statements of operations data for the twelve months ended December 31, 2007 and 2006. These operating results are not necessarily indicative of our operating results for any future period.

	2007	2006
Net sales	100%	100%
Cost of sales	74%	79%
Gross profit	26%	21%
Operating expenses:
Research and development	142%	135%
Sales and marketing	100%	45%
General and administrative	162%	112%
Total operating expenses	404%	292%
Operating loss	(379%)	(272%)
Other income (expense):
Interest income and other, net	(9%)	(14%)
Interest expense	(9%)	(14%)
Charges related to debt extinguishments and debt discounts	(125%)	(12%)
Non-cash charges for conversion features & warrants	(1,024%)	1%
Total other expense	(1,167%)	(39%)
Net loss	(1,547%)	(311%)
Non-cash inducement charge related to corporate reorganization February 28, 2006	-	6%
Net loss attributable to common shareholders	(1,547%)	(318%)

Net Sales

Net sales for the year ended December 31, 2007 were $3.1 million, an approximately 94% increase from $1.6 million for the year ended December 31, 2006. Revenue for the year ended December 31, 2007 and 2006 includes $2.7 million and $793,000 revenue from the sales of our multimedia mobile phones, respectively. In addition, license revenue in 2007 and 2006 amounted to $463,000 and $851,000. License revenue was received from a July 2005 licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received an initial payment of approximately $2.0 million plus will receive $2.65 for each device manufactured using our technology in return for granting an exclusive right to use our touchscreen technology for a mobile phone handset for a period that expired in July 2007. We extended the contract for an additional one year period until July 2008 without the exclusive rights. The increase in Net Sales is attributable to the launch of the N2 model of our multimedia mobile phone in mid-February 2007. The N2 phone represents our first general release mobile phone handset and we began shipping to our first European customers in July of 2007.

We sell our products through a direct sales force that supports our distributors. In 2007, we concentrated our sales efforts on the European and Indian markets. In 2008, we plan an expansion into the North American, South American and Chinese markets through Neonode USA, a joint venture between Neonode Inc and Distribution Management Consolidators Worldwide, LLC (DMC).

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

Gross Profit

Gross profit as a percentage of net sales was 26% and 21% in the years ended December 31, 2007 and 2006. Our cost of sales include the direct cost of production of the phone plus the cost of our internal production department and accrued estimated warranty costs. The primary reason for the increase in gross profit is a result of the fact that our cost of sales includes write-downs of obsolete inventory relating to the N1 phones of $565,000 for the twelve months ended December 31, 2006 as compared to $0 for the 12 months ended December 31, 2007.

We began producing and shipping our commercially available N2 mobile phone handsets in the second half of 2007. The cost of sales for 2007 reflects the cost to produce the N2 mobile phone handsets and a limited number of N1 and N1m mobile phone handsets delivered in the first quarter of 2007. The start-up production runs of the new N2 mobile phone handsets had higher costs of production due to the price of purchasing components in lower volumes.

We expect our gross profit to increase in 2008 as we begin to produce and sell our N2 mobile phone handsets in larger quantities. Our target range for gross profit is between 28% and 30% once we increase production volumes.

Product Research and Development

Product research and development (R&D) expenses for the year ended December 31, 2007 were $4.4 million, a 100% increase over $2.2 million for the same period ending December 31, 2006.

The main factors that contributed to the increase in R&D costs are as follows:
•
an increase in the headcount of our engineering department from 10 to 14 amounting to an increase of $509,000 along with significant increases in external consultancy costs of $741,000. In 2007, in order to recruit, retain and motivate employees, we began to increase employee’s salaries to market levels. Prior to 2007, Neonode’s employee’s salaries were below market level; and

•	an increase in engineering expenditures in the late stage processes of bringing the N2 into commercial production amounting to $280,000.

We plan to continue to increase expenditures on critical R&D projects and have planned increases in both the headcount of our engineering department and the purchase of critical design and testing technology. We have a product roadmap of future mobile phone handsets and technologies and expects to increase our R&D budgets in order to develop these products and technologies to meet market demands.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2007 were $3.1 million compared to $746,000 for the same period in 2006, an increase of 329%.

The increase in 2007 over 2006 is primarily related to increases in product marketing activities such as advertising agency fees as well as an 80% increase in sales and marketing headcount . During 2007, we launched our N2 model phone handset at the 3GSM trade show in Barcelona, Spain. In addition, the sales force was strengthened for the product rollout on the European market.

Sales and marketing programs are focused on design wins with new customers and, therefore, as new customer sales increase, sales and marketing expenses are expected to increase. We expect our sales and marketing expenses to continue to increase as we position the Company to take advantage of new market opportunities for our N2 and future mobile phone handsets and participate in more sales lead generation and branding initiatives, such as, industry trade events, public relations and direct marketing. Our target range for sales and marketing expense is between 12% and 15% of total sales once we increase production volumes.

General and Administrative

General and administrative (G&A) expenses for the year ended December 31, 2007 were $5.1 million, a 183% increase from $1.8 million for the same period in 2006.

The increase in 2007 over 2006 is primarily related to:
•	approximately $1.5 million in legal and accounting costs associated with bringing our accounting and reporting up to US GAAP standards in preparation for the merger with SBE in August 2007; and
•	an increase in headcount and general overhead expense including the personnel additions from the August 10, 2007 merger with SBE amounting to $1.3 million.

We expect the basic general and administrative expense to continue to increase due to increasing demands on legal, accounting, insurance and other costs, including compliance with Sarbanes-Oxley regulations, associated with being a public company as a result of the merger with SBE. However, the absence of one-time costs incurred in 2007 associated with the merger with SBE should mitigate some of this increase so that total G&A should not continue to increase at the same rate as in 2007.

Interest Expense and Other Expense

Interest expense for the twelve months ended December 31, 2007 was $295,000 million as compared to $229,000 for the twelve months ended December 31, 2006. The $66,000 increase is due to a combination of a increase in interest bearing debt outstanding during 2007 and an increase in the interest rate.

Charges related to debt extinguishments and debt discounts

Charges related to debt extinguishments and debt discounts for the twelve months ended December 31, 2007 amounted to $3.9 million compared to $200,000 for the twelve months ended December 31, 2006. The $3.7 million increase is due a combination of debt extinguishment costs related to the conversion of senior secured notes and bridge notes of $1.9 million, the debt discount amortization and the write-off of excess debt discounts related to the bridge notes and September 26, 2007 financing amounting to $1.6 million and $210,000 related to the amortization of debt issuance costs.

Non-Cash Charges for Conversion Feature and Warrants

On August 10, 2007, all the senior secured notes, loan from Petrus and Almi and accrued interest totalling $14.3 million were converted to 10,096,197 shares of our common stock and 5 year warrants to purchase 5,048,095 shares of our common stock at $2.83 per share. We computed the fair value of the conversion option related to the notes using the Black-Scholes option pricing model on the day of the conversion to common stock and warrants and compared the computed fair value to the recorded value of the notes and related accrued interest. The $32.1 million in the non-cash charges for conversion feature and warrants is comprised of $35.6 million increase in the computed fair value of the embedded conversion features related to convertible debt and a $1.5 million benefit related the valuation of warrants recorded as a liability. These net charges were recorded as a non-cash valuation charge in the statements of operations pursuant to Emerging Issues Task Force Issue (EITF) 03-7, Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument that Permits or Requires the Conversion Spread to Be Settled in Stock, and APB 26, Early Extinguishment of Debt.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2007 and 2006, respectively. We recorded valuation allowances in 2007 and 2006 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to shareholders of $48.4 million for the year ended December 31, 2007 compared to a net loss available to shareholders of $5.2 million in the comparable period in 2006.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

• actual versus anticipated sales of our products;
• our actual versus anticipated operating expenses;
• the timing of our product shipments;
• the timing of payment for our product shipments;
• our actual versus anticipated gross profit margin;
• our ability to raise additional capital, if necessary; and
• our ability to secure credit facilities, if necessary.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2007 fiscal year, included elsewhere in this annual report includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at December 31, 2007 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact Neonode’s future operating results. Certain of Neonode loans are in Swedish kronor and fluctuations in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact both the interest and future principal payments associated with these loans.

In January 2008, we offered our customers a design modification for the N2 phones held in their inventory. We expect the cost of the modification program to be approximately $200,000 As part of the modification program we offered to transport the inventory to our manufacturing partner (Balda Malaysia) and provide the modifications at no cost to our customers. As a result, certain of our customers are withholding payment of amounts due us until the modifications are completed and the inventory is returned to them.

At December 31, 2007, we had cash and cash equivalents of $6.8 million (with $5.7 million held as restricted cash), as compared to $369,000 at December 31, 2006. In the twelve month period ended December 31, 2007, $11.1 million of cash was used in operating activities, primarily as a result of our net loss reduced by the following non-cash items (in thousands):

Depreciation and amortization	$298
Deferred interest	340
Debt discounts and deferred financing fees	2,557
Stock-based compensation expense	408
Write-off of merger costs in excess of cash received from SBE, Inc.	263
Debt extinguishment loss	1,524
Change in fair value of embedded derivatives and warrants recorded as a liability	32,079
$37,469

We provided bank guaranties totaling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired at December 29, 2007 and the funds were released by our bank to cash on January 2, 2008.

During the twelve months ended December 31, 2007, we sold a combination of convertible notes and equity for cash totaling $17.2 million. Adjusted working capital (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was $5.8 million at December 31, 2007, compared to an adjusted working capital deficit of $5.7 million at December 31, 2006.

In the twelve months ended December 31, 2007, we purchased $437,000 of fixed assets, consisting primarily of manufacturing tooling, computers and engineering equipment.

On February 12, 2007, we completed a $5.0 million convertible senior secured note financing with interest at 4% per annum and on June 15, 2007, we completed an additional $3.0 million convertible senior secured note financing with interest at 4% per annum. On August 10, 2007, all the senior secured notes, loan from Petrus, and Almi 1 and related accrued interest totaling $14.3 million were converted to 10,096,197 shares of our common stock and 5 year warrants to purchase 5,048,095 shares of our common stock at $2.83 per share.

On August 8, 2007, we completed a $3.2 million offering of convertible notes (the Bridge Notes) bearing 8% interest, due December 31, 2007, and convertible into a combination of shares of our common stock, warrants and convertible debt. We also issued an option to invest $750,000, at the same terms and conditions as the Bridge Notes, to a particular investor. On September 26, 2007, the August Bridge Notes’ maturity date was extended to June 30, 2008 and the conversion period was pushed back to no earlier than March 15, 2008 and before June 30, 2008. In consideration, we issued 219,074 additional warrants to the Bridge Note holders. On March 31, 2008, the expiration of the option was extended until June 30, 2008. On September 26, 2007, $450,000 of the $3.2 million was converted to 75,817 shares of our common stock, warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share and a $227,450 promissory note under the same terms as conditions as the September 2007 private placement, described below. The note holders of the remaining $2.8 million of unconverted notes have the right to convert their notes to equity and debt securities anytime between March 15, 2008 and June 30, 2008 under the same terms as the September 26, 2007 private placement financing.

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

During 2007 we provided bank guaranties totalling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired at December 29, 2007 and the funds were released by our bank to cash on January 02, 2008. The cash restricted from withdrawal by our bank to secure the obligations of the bank guaranty is shown as restricted cash within current assets as of December 31, 2007.

On March 4, 2008, we sold $4.5 million in securities in a private placement to accredited investors. We sold 1,800,000 shares of our common stock for $2.50 per share. After placement agent fees and offering expenses, we received net proceeds of approximately $4 million.

The majority of our cash for the twelve months ended December 31, 2007 was provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock. Unless we are able to increase our sales to reach cash breakeven or increase our secured lines or credit or enter into new lines of credit, we may have to raise additional funds through the issuance of additional debt or equity securities. If we raise additional funds through the issuance of preferred stock or debt, these securities could have rights, privileges or preferences senior to those of common stock, and debt covenants could impose restrictions on our operations. The sale of equity or debt could result in additional dilution to current stockholders, and such financing may not be available to us on acceptable terms, if at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Neonode Inc.
Stockholm, Sweden

We have audited the accompanying consolidated balance sheets of Neonode Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Liquidity section of Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

Stockholm, Sweden

April 14, 2008

BDO Feinstein International AB	BDO Feinstein International AB

/s/ Johan Pharmanson	/s/ Tommy Bergendahl
Authorized Public Accountant	Authorized Public Accountant

Neonode Inc.
Consolidated Balance Sheets

	December 31,
Amounts in thousands, except for share and per share amounts	2007	2006
ASSETS
Current Assets
Cash	$1,147	$369
Restricted cash	5,702	-
Accounts receivable, net of allowances for doubtful accounts of $4,264 for Dec. 31, 2007 and $0 Dec. 31, 2006, respectively	868	46
Inventories, net	6,610	-
Prepaid expenses	1,081	621
Other current assets	650	117
Total current assets	16,058	1,153

Machinery and equipment, net	375	65
Intangible assets, net	95	155
Other long-term assets	395	-
Total assets	$16,923	$1,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of convertible long-term debt (Note 12)	$132	$5,112
Accounts payable	5,065	245
Accrued expenses	1,391	893
Deferred revenue	2,979	462
Liability for warrants to purchase common stock	5,971	-
Embedded derivatives of convertible debt	3,536	124
Other liabilities	674	313
Total current liabilities	19,748	7,149
Long-term convertible debt (Note 12)	60	854
Total liabilities	19,808	8,003

Commitments and contingencies (Notes 15, 17 and 18)

Stockholders' deficit
Common stock (75,000,000 shares authorized, par value $0.01; 23,780,670 and 10,282,110 shares issued and outstanding at Dec. 31, 2007 and 2006, respectively)	238	102
Additional paid-in-capital	55,191	3,407
Accumulated other comprehensive income	354	88
Accumulated deficit	(58,668)	(10,227)
Total stockholders' deficit	(2,885)	(6,630)

Total Liabilities and Stockholders' Deficit	$16,923	$1,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

Neonode Inc.
Consolidated Statements of Operations

	Twelve Months Ended December 31,

Amounts in thousands, except for per share amounts	2007	2006

Net product sales	$2,669	$793
Net technology license sales	463	851
Total net sales	3,132	1,644
Cost of sales	2,317	1,297
Gross profit	815	347

Operating expenses:
Research and development	4,449	2,226
Sales and marketing	3,147	746
General and administrative	5,080	1,846
Total operating expenses	12,676	4,818
Operating loss	(11,861)	(4,471)

Other income (expense):
Interest income and other, net	(277)	(237)
Interest expense	(295)	(229)
Charges related debt extinguishments and debt discounts	(3,929)	(199)
Non-cash charges for conversion features and warrants	(32,079)	18
Total other expense	(36,580)	(647)
Loss before non-cash inducement charge	(48,441)	(5,118)
Net loss	(48,441)	(5,118)
Non-cash inducement charge related to corporate reorganization Feb. 28, 2006	-	106
Net loss attributable to common shareholders	$(48,441)	$(5,224)
Loss per common share:
Basic and diluted	$(3.15)	$(0.52)
Weighted average common shares outstanding	15,400	10,119

The accompanying notes are an integral part of these Consolidated Financial Statements.

Neonode Inc.
Consolidated Statements of Stockholder's Deficit

Amounts in thousands	Shares issued (1)	Par value	Additional paid-in- capital	Accumulated Comprehensive loss	Accumulated deficit	Stock-holders' equity (deficit)	Comprehensive loss
Balances, December 31, 2005	9,233	$92	$2,608	$146	$(5,109)	$(2,263)

Issuance of common stock	127	1	197	-	-	198
Issuance of common stock and warrants as part of Company reorganization Feb. 28, 2006	922	9	713	-	-	722
Non-cash inducement charge in conjunction with reorganization Feb.28, 2006	-	-	(106)	-	-	(106)
Reclassification of warrants to liability	-	-	(5)	-	-	(5)
Foreign currency translation adjustment	-	-	-	(58)	-	(58)	$(58)
Net loss	-	-	-	-	(5,118)	(5,118)	(5,118)
Comprehensive loss	-	-	-	-	-	-	$(5,176)
Balances, December 31, 2006	10,282	102	3,407	88	(10,227)	(6,630)

Purchase of stock options by certain employees for cash	-	-	161	-	-	161
Employee stock option compensation expense	-	-	408	-	-	408
Reclassification of warrants to equity	-	-	5	-	-	5
Advisory warrants issued on 5/18/07	-	-	158	-	-	158
Conversion of pre-merger debt Aug. 10, 2007 to common stock and warrants	10,096	101	49,371	-	-	49,472
Merger with SBE on Aug. 10, 2007	2,296	23	(23)	-	-	-
Equity contributed by SBE in merger	-	-	1,197	-	-	1,197
Merger costs	-	-	(122)	-	-	(122)
Conversion of certain August Bridge Notes on September 26, 2007	76	1	295	-	-	296
Equity from September 2007 private placement	952	10	659	-	-	669
Issuance costs for equity in September 2007	-	-	(376)	-	-	(376)
Issuance of common stock under stock based compensation plans	23	-	52	-	-	52
Cashless exercise of employee warrants	56	1	(1)	-	-	-
Foreign currency translation adjustment	-	-	-	266	-	266	$266
Net loss					(48,441)	(48,441)	(48,441)
Comprehensive loss	-	-	-	-	-	-	$(48,175)
Balances, December 31, 2007	23,781	$238	$55,191	$354	$(58,668)	$(2,885)

(1) Shares issued have been adjusted for share exchanges.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Neonode Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
Amounts in thousands	2007	2006
Cash Flows from Operating Activities:
Net loss	$(48,441)	$(5,118)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	298	90
Deferred interest	340	76
Debt discounts and deferred financing fees	2,405	240
Stock option expense	408	-
Stock compensation expense related to corporate reorganization	-	722
Inducement charge related to corporate reorganization	-	(106)
Write-down of inventories	-	133
Write-off of excess merger expenses	158	-
Debt extinguishment loss	1,524	-
Change in fair value of embedded derivatives and warrants	32,079	(18)

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,324)	(97)
Prepaid expenses	(339)	(379)
Inventories	(6,616)	38
Accounts payable, accrued expenses and other liabilities	5,605	425
Deferred revenue	2,547	(851)
Net cash used in operating activities	(10,678)	(4,845)

Cash Flows From Investing Activities:
Acquisition of property and equipment	(437)	(34)
Net cash used in investing activities	(437)	(34)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	16,965	5,000
Deferred financing fees	(821)	(307)
Payments on long-term notes payable	(92)	(93)
Restricted cash	(5,463)	-
Proceeds from sale of software business	90	-
Cash from SBE merger	1,123	-
Merger costs	(227)	-
Proceeds from sale of employee stock options	213	-
Proceeds from issuance of common stock	-	198
Net cash provided by financing activities	11,788	4,798

Effect of exchange rate changes on cash	105	251

Net Increase in cash and cash equivalents	778	170
Cash and cash equivalents - beginning of period	369	199
Cash - end of period	$1,147	$369
Supplemental Disclosures of Cash Flow Information:
Interest paid	$100	$14
Fair value of common stock and warrants issued in company reorganization	$-	$722
Fair value of warrants issued to financial advisor	$158	$-
Conversion of pre-merger debt to common stock and warrants	$49,472	$-
Fair value of warrants issued to Bridge Note holders	$705	$-
Fair value of equipment acquired in the merger with SBE, Inc.	$79	$-
Fair value of option granted to financial advisor that expires June 2008	$716	$-
Equity contributed by SBE in merger	$1,197	-
Conversion of August Bridge Note	$296	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEONODE INC

Notes to the Consolidated Financial Statements

1. Nature of the business and operations

Neonode Inc. (the Company) was incorporated in the State of Delaware in 2006 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. In February 2004, Neonode AB acquired the assets, including intangible assets, relating to the current business, in exchange for cash of $168,000 and the assumption of a loan of $141,000. The Company allocated the consideration to intangible assets in the amount of $284,000 and to equipment in the amount of $25,000 based on relative fair values. In February, 2006, a corporate reorganization was effected by issuing all of the shares of Neonode Inc. to the stockholders of Neonode AB based upon the number and class of shares owned by each in exchange for all of the outstanding stock of Neonode AB. Following the reorganization, Neonode AB became a wholly-owned subsidiary of Neonode Inc. The reorganization was accounted for with no change in accounting basis for Neonode AB, since there was no change in control of the Group. The consolidated accounts comprise the accounts of the Companies as if they had been owned by the Company throughout the entire reporting period. In connection with the reorganization, the Company commenced borrowing from a group of new investors.

Our business focus is a combination of licensing our touchscreen technology to other companies and developing and selling our own products using our technology in mobile device markets. We design, develop and sell multimedia mobile phones with a focus on unique design and user experience. Our first model, the N1, was released in November 2004. Our next generation multimedia mobile phone, the Neonode N2, was launched in February 2007 with first customer shipments of the phone mid-July 2007. For the year ended December 31, 2007 and 2006, our customers are primarily located in 13 Europe and India regions.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2007, we had an accumulated deficit of $58.7 million and adjusted working capital (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) of $5.8 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. The ability to generate revenues in the future will depend substantially on success of resolving quality problems, raising additional funds through debt or equity, and entering customer contracts with customers that are financially stable.

There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all. If we are unable to secure additional funding and stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing on our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

In March 2008, we completed a private placement offering of $4.5 million of our common stock. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Merger

On August 10, 2007, SBE announced the completion of the previously announced merger of its wholly-owned subsidiary, Cold Winter Acquisition Corporation, with and into Neonode Inc., pursuant to which Neonode changed its name to “Cold Winter, Inc.” and became a wholly-owned subsidiary of the company. Following the closing of the merger transaction, the company was renamed “Neonode Inc.” The newly-combined company's headquarters is located in Stockholm, Sweden. SBE issued approximately 20.4 million shares of its common stock in exchange for 5.8 million outstanding shares of Neonode Inc. common stock and the assumption of outstanding options and warrants to purchase an additional 7.9 million shares of Neonode Inc. common stock. The Company’s common stock started trading on the Nasdaq Capital Market on August 13, 2007 under the new ticker symbol “NEON.”

For accounting purposes, the merger is considered a recapitalization of Neonode with the issuance of stock for cash, other assets and the assumption of liabilities by Neonode under which Neonode is considered to be acquiring SBE. Accordingly, the fair value of the assets and liabilities of SBE are combined with Neonode as of August 10, 2007 while the historical results of Neonode are reflected in the results of the combined company. The consolidated financial statements include SBE’s operations from August 10, 2007.

Neonode shareholders exchanged each share of Neonode common stock for 3.5319 shares of SBE common stock (exchange ratio) in the recapitalization. Each Neonode warrant and stock option that was outstanding on the closing date has been converted into SBE warrants and stock options by multiplying the Neonode stock options by the same exchange ratio described above. The new exercise price was also determined by dividing the old exercise price by the same exchange ratio. Each of these warrants and options is subject to the same terms and conditions that were in effect for the related Neonode warrants and options. Neonode stockholders and employees own approximately 28.5 million shares of the Company’s common stock or instruments convertible into common stock, or 90.6% of the fully diluted capitalization, including warrants and options, of the combined company.

The following table is the number of shares of common stock, warrants and stock options outstanding immediately following the consummation of the merger, on August 10, 2007:

On August 10, 2007	SBE	Neonode	Total

Common Stock	2,295,529	20,378,251	22,673,780

Warrants to purchase common stock	232,000	5,965,397	6,197,397

Employee stock options	437,808	2,117,332	2,555,140

Total	2,965,337	28,460,980	31,426,317

Adjustment to Number of Shares of Common Stock Outstanding

The number of shares of Neonode common stock outstanding as of December 31, 2006 and presented on the Consolidated Balance Sheets has been adjusted to reflect the number of shares of SBE, Inc. issued to Neonode shareholders in conjunction with the recapitalization that culminated on August 10, 2007. Neonode Shareholders exchanged each share of Neonode common stock for 3.5319 shares of SBE common stock (exchange ratio).

December 31,
2006
Historical shares of common stock outstanding	2,911,217
Adjusted shares of common stock outstanding	10,282,127

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Neonode Inc. and its subsidiary based in Sweden, Neonode AB. All inter-company accounts and transactions have been eliminated in consolidation. Please refer to the Merger section above for description of our reverse merger with SBE, Inc. that was completed on August 10, 2007.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include but are not limited to collectibility of accounts receivable, carrying value of inventory, estimated useful lives of long-lived assets, recoverable amounts and fair values of intangible assets, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Cash

We have not had any liquid investments other than normal cash deposits with bank institutions to date.

Restricted Cash

We have provided bank guaranties totalling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired at December 29, 2007 and the funds were released by our bank to cash on January 02, 2008. The cash restricted from withdrawal by our bank to secure the obligations of the bank guaranty is shown as restricted cash within current assets.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions.

Machinery and Equipment

Machinery and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from one to five years as follows:

Estimated useful lives

Tooling	1 year
Computer equipment	3 years
Furniture and fixtures	5 years

Equipment purchased under capital leases are amortized on a straight-line basis over the estimated useful life of the asset.

Upon retirement or sale of property and equipment, cost and accumulated depreciation on such assets are removed from the accounts and any gains or losses are reflected in the statement of operations. Maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets consists of patents, with finite lives are recorded at cost less accumulated amortization. Amortization is computed over the estimated useful life of the asset, which is generally five years for our patents.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. To date, we have not had any impairment of long-lived assets.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish krona. The translation from Swedish krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income (expense). Foreign currency transaction gains and losses which are included in other income and (expense) were $362,000 and $265,000 during the twelve month periods ending December 31, 2007 and 2006, respectively.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (together, SFAS 133), if such embedded conversion features, if freestanding, would meet the classification of a liability. SFAS 133 requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Similarly, if warrants meet the classification of liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Revenue Recognition

Our policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. We recognize revenue from the sale of our mobile phones when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

To date, our revenues have consisted primarily to distributors located in various 13 regions. We may allow, from time to time, certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have sufficient history of making price adjustments. We, therefore, defer recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they have resold our products to their customers. Although revenue recognition and related cost of sales are deferred, we record an accounts receivable at the time of initial product shipment. As standard terms are generally FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment.

For products sold to distributors with agreements allowing for price protection and product returns, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of such distributor sell-through is based on information received from our distributors. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time.

Revenue from products sold directly to end-users though our web sales channels is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment.

We derive revenue from license of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements will generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

Revenue for the twelve months ended December 31, 2007 and 2006 includes revenue from the sales of the N1 and N2 multimedia mobile phones and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacture sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of March 31, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

The net revenue related to this agreement has been allocated over the term of the agreement, amounting to $463,000 in 2007 and $851,000 in 2006, respectively. The contract also includes consulting services to be provided by Neonode on an “as needed basis”. The fees for these consultancy services vary from hourly rates to monthly rates and are based on reasonable market rates for such services. To date, we have not provided any consulting service related to this agreement. Generally, our customers are responsible for the payment of all shipping and handling charges directly with the freight carriers.

Warranty Reserve

Our products are generally warranted against defects for twelve months following the sale. We have a twelve month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer are provided at the time of revenue recognition and are based on several factors, including current sales levels and an estimate of repair costs. Shipping and handling charges are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. External advertising costs amounted to $661,000 and $157,000 for the years ending December 31, 2007 and 2006, respectively.

Research and Development

Research and Development (R&D) costs are expensed as incurred. R&D costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs. Research and development costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Concentration of Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with customers. Since we are in the process of getting our product to market, our first customers will comprise over 15 percent of revenue and we will need to rely on a smaller customer base as we grow. In addition, we usually sell to customers with either prepayment, letter of credit or bank guarantees. Our customers are generally distributors of telecommunications equipment. We will maintain allowances for potential credit losses, if necessary.

Risk and Uncertainties

Our long-term success is dependent on obtaining sufficient capital to fund our operations and development of our products, bringing such products to the worldwide market, and obtaining sufficient sales volume to be profitable. To achieve these objectives, we will be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to our stockholders and may contain restrictive covenants.

We are subject to certain risks common to technology-based companies in similar stages of development. Principal risks include uncertainty of growth in market acceptance for our products; history of losses since inception, ability to remain competitive in response to new technologies, costs to defend, as well as risks of losing patent and intellectual property rights, reliance on limited number of suppliers, reliance on outsourced manufacture of our products for quality control and product availability, ability to increase production capacity to meet demand for our products, concentration of our operations in a limited number of facilities, uncertainty of demand for our products in certain markets, ability to manage growth effectively, dependence on key members of our management and development team, limited experience in conducting operations internationally, and ability to obtain adequate capital to fund future operations.

Since we are in the process of launching a new generation of our product, the first customers may comprise over 15 percent of revenue and we will need to rely on a smaller customer base as we grow. In addition we will produce telephones through an agreement with a production partner. This exposes us to the risk that the partner may not fulfil contracted volumes or deliveries. Even the sources of components used in our product could cause delays in production and deliveries.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are reported), primarily the Swedish krona and, to a lesser extent, the Euro. We incur a significant portion of our expenses in Swedish kronor, including a significant portion of our product development expense and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

Our future success depends on market acceptance of our products as well as our ability to introduce new versions of our products to meet the evolving needs of our customers.

Stock Based Compensation Expense

Effective January 1, 2006, we adopted SFAS 123 (revised 2004) Share-Based Payment (SFAS 123R, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services , primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes our previous accounting under APB 25, Accounting for Stock Issued to Employees, and related interpretations for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123R. We adopted SFAS 123R using the modified prospective transition method as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for awards granted after the date of adoption and for the unvested portions of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, we used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant.

We account for equity instruments issued to non-employees in accordance with SFAS 123R and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that such equity instruments be recorded at their fair value and the unvested portion is re-measured each reporting period. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Debt Issued with Detachable Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with APB opinion 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants, if such warrants meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which it operates. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain based on the “not more likely than not” criteria of SFAS 109.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2007 and 2006. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2007, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed in accordance with SFAS 128, Earnings per Share. For each of the periods presented, basic loss per share amounts were computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, are computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average numbers of shares of common stock and potential common stock equivalents used in computing the net loss per share for the twelve month periods ending December 31, 2007 and 2006, excluded the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

We apply SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying all changes in equity other than transaction with owners in their capacity as owners. Our comprehensive loss includes foreign currency translation gains and losses reflected in equity. We have reported the components of comprehensive loss in our Consolidated Statements of Stockholders' Equity.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the Consolidated Statements of Operations was 6.759 and 7.377 Swedish Krona to one U.S. Dollar for the year ended December 31, 2007 and 2006, respectively. The weighted average exchange rate for the consolidated Balance Sheets was 6.4675 and 6.8725 Swedish Krona to one U.S. Dollar as of December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, receivables and payables and current portions of long-term debt are deemed to approximate fair value due to their short maturities. The carrying amounts of long-term debt and capitalized lease obligations are also deemed to approximate their fair values. Since no quoted market prices exist for certain of our financial instruments, the fair values of such instruments have been derived based on our assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

Effects of Recent Accounting Pronouncements

The following are expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determined the effect, if any, the adoption of these pronouncements would have on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after 15 December 2008, and will be adopted by us in the first quarter of 2009. We do not believe that the adoption of SFAS 141R will have material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the potential impact of this statement.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. . We do not expect the adoption of SFAS 161 to have a material impact on our financial position, and we will make all necessary disclosures upon adoption, if applicable.

3. Inventories

At December 31, 2007 and 2006, inventories consisted of parts, materials and finished products as follows (in thousands):
	December 31,
	2007	2006

Parts and materials	$247	$-
Finished products	1,243	-
Finished goods held at Balda	5,120	-
Total inventories	$6,610	$-

Parts and materials consist of components purchased by us in order to reduce the production lead time of our products. Finished products consist of N1 phones and accessories located at our manufacturing partner or with our web sales partner. Finished goods held at customer locations consists of N2 phones that have been shipped to distributors but remain in their inventories at the end of the period for which revenue has been deferred.

During 2006 we took write-down charges of $565,000 related to components and spare parts of the N1 phones. In 2006 management made a decision to stop further production of the N1 phone and deemed the component and spare parts inventories not to be of any use in the coming production of the N2 mobile phone.

4. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):
	December 31,
	2007	2006

Prepayment to supplier	$-	$350
Deferred financing fees	819	149
Prepaid rent	87	83
Prepaid interest	70	-
Prepaid insurance	16	-
Other	89	39
Total prepaid expenses	$1,081	$621

The prepayment to supplier is to our production partner and is for the sourcing of component inventories relating to the new N2 mobile telephone launched in 2007.

The deferred financing fees consist of legal fees, advisor fees and the value of detachable warrants issued to advisors relating to the issuance of debt financing.

5. Other Current Assets

Other current assets consist of the following (in thousands):
	December31,
	2007	2006

Value added tax receivable	$-	$116
Receivable from Balda for components	648	1
Other	2	-
Total other current assets	$650	$117

6. Machinery and Equipment

Machinery and equipment consists of the following (in thousands):
	December 31,
	2007	2006

Tooling	$341	$-
Furniture and equipment	102	31
Computers	228	93
less accumulated depreciation	(296)	(59)
Machinery and equipment, net	$375	$65

Depreciation expense	$231	$29

7. Intangible Assets

Intangible assets consist of the following (in thousands):
	December 31,
	2007	2006

Patents	$349	$328
less accumulated amortization	(254)	(173)
Patents, net	$95	$155

Amortization expense	$67	$61

We have not recorded any further investment in our patents since 2004. The change in the carrying value of intangibles is due to balance sheet currency fluctuations between the U.S. Dollar and the Swedish krona (SEK), since the patents are held by the Swedish subsidiary with a functional currency in SEK. The amortization of patents for future years, 2008 and 2009 is estimated at approximately $71,000, and $24,000, respectively.

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):
	December 31,
	2007	2006

Legal settlement	$-	$291
Earned salary, vacation and benefits	359	164
Accrued pension premiums	233	21
Accrued Interest expense	106	161
Accrued legal, audit and consulting fees	425	255
Other costs	268	1
Total accrued expenses	$1,391	$893

For a description of the legal settlement see note 18.

9. Other Liabilities

Other liabilities consist of the following (in thousands):
	December 31,
	2007	2006

VAT payable	$187	$-
Customer pre-payments	-	145
Warranty reserve	92	-
Employee withholding taxes	111	65
Social security fees	160	52
Accrued liability to suppliers	120	-
Other	4	51
Total other liabilities	$674	$313

10. Deferred Revenue

We may allow, from time to time, certain distributors price protection and pricing adjustments subsequent to the initial product shipment. Since we only recently began shipping products, any future price concessions are difficult to reliably estimate. Therefore, we defer recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they have resold our products to their customers or the price protection period ends. Although revenue recognition and related cost of sales are deferred, we record an accounts receivable at the time of initial product shipment. As standard terms are generally FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, where revenue is deferred upon shipment and recognized on a sell-through basis, we may offer price adjustments to our distributors to allow the distributor to price our products competitively for specific resale opportunities. As of December 31, 2007, we have $3.0 million of deferred revenue that will be recognized as our customers sell our products and the applicable price protection ends.

11. Liability for Warrants and Embedded Derivatives (in thousands):

	December 31,
	2007	2006

Liability for warrants to purchase common stock	$5,971	$-

Embedded derivative of convertible debt	$3,536	$124

12. Convertible Debt and Notes Payable

Our convertible debt and notes payable consists of the following (in thousands):

	December 31,
	2007	2006

Senior Convertible Secured Notes August (face value $2,800)	$2,634	$-
Pre-merger Convertible Secured Notes (face value $5,000)	-	5,000
Senior Convertible Secured Notes September (face value $3,085)	1,112	-
Pre-merger Convertible Loan - Petrus Holding SA	-	780
Loan - Almi Företagspartner 2	120	201
Pre-merger Convertible Loan - Almi Företagspartner 1	-	94
Capital lease	72	5
Total fair value of notes outstanding	3,938	6,080

Unamortized debt discount	3,746	114
Total debt, net of debt discount	192	5,966

Less: short-term portion of long-term debt	132	5,112

Long-term debt	$60	$854

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2008	$2,895
2009	24
2010	3,085
Thereafter	-
Total principal payments	$6,004

The short-term portion of the unamortized debt discounts amounts to $2.6 million.

Future lease payments related to capital leases are as follows (in thousands):
Year ending December 31:	Future minimum payments on capital leases
2008	$44
2009	37
Total minimum lease payments	$81
Less: Amount representing interest	(9)
Present value of net minimum lease payments	$72

Pre-Merger Notes

Convertible Loan Agreement - Petrus Holding SA (Petrus)

On December 22, 2004, Neonode AB entered into a Loan agreement with Petrus, a company incorporated under the laws of Luxemburg. The funds under this loan agreement were received in January 2005. In this loan arrangement, Petrus granted a loan denominated in Swedish krona (SEK) amounting to SEK 5,000,000, or approximately $758,000 U.S. Dollars, to Neonode AB at an interest rate of 5% per annum. The loan shall be repaid no later than December 22, 2009. The Petrus loan is subordinated in right of payment to all indebtedness of Neonode to Almi Företagspartner Stockholm AB.

Convertible Loan Agreements - ALMI Företagspartner Stockholm AB (Almi)

Almi 1

On April 29, 2004, Neonode AB entered into a loan agreement with Almi in the initial amount of SEK 1,000,000, or approximately $136,000 U.S. Dollars, with the following principle conditions. The credit period for the loan is expected to be 44 months starting April 29, 2004 with an annualized interest rate of 9.75%. Neonode was not required to make any repayments of principle for the first 14 months, after which the loan should be repaid with quarterly principle payments of SEK 91,000. or approximately $12,400 U.S. Dollars. We have the right to redeem the loan at any time prior to expiration subject to a prepayment penalty of $14,000. A floating charge (chattel mortgage) of SEK 1,000,000, or approximately $136,000 U.S. Dollars, is pledged as security.

Almi 2

On April 6, 2005, Neonode AB entered into a second loan agreement with Almi in the amount of SEK 2,000,000, or approximately $257,000 U.S. Dollars, with 40,000 detachable warrants in Neonode AB (corresponding to 72,000 warrants when converted into Neonode Inc. shares). The loan has an expected credit period of 48 months with an annualized interest rate of 2%. We were not required to make any repayments of principle for the first nine months. Quarterly repayments of principle thereafter amounted to SEK 154,000, or approximately $19,800 U.S. Dollars. We have the right to redeem the loan at any time prior to expiration subject to a prepayment penalty of 1%, on an annualized basis, of the outstanding principle amount over the remaining term of the loan. A floating charge (chattel mortgage) of SEK 2,000,000, or approximately $257,000 U.S. Dollars, is pledged as security.

The warrants have a term of five years with a strike price of $10.00. The warrants may be called by us for $0.10 should the price of the Company's common stock trade over $12.50 on a public exchange for 20 consecutive days. The warrants were analyzed under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and were determined to be equity instruments. In accordance with APB 14, because the warrants are equity instruments, we have allocated the proceeds of the second Almi loan between the debt and detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves. To calculate the debt discount related to the warrants, the fair market value of the warrants was calculated using the Black-Scholes options pricing model. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 30% and interest rate of 4.50%.The aggregate debt discount amounted to $42,000 and was amortized over the expected term of the loan agreement.

Convertible Senior Secured Notes

On February 28, 2006, we commenced borrowing from a new group of investors (AIGH). The senior secured notes issued under the note purchase agreement bear interest at 4% and have a maturity date of August 28, 2007. At December 31, 2006, we had drawn down $5.0 million ($4.0 million in February 2006 and an additional $1.0 million in November 2006) out of the total amount of $5.5 million available. The senior secured notes were collateralized by the common stock shares of Neonode AB and are subordinated in right of payment to all indebtedness of Neonode AB to Almi. In addition, our Board of Directors Chairman and two founders, Per Bystedt, Thomas Ericsson and Magnus Goertz pledged their beneficial holdings in Neonode Inc. as collateral for the senior secured notes. The senior secured notes were convertible under three scenarios:

(i) In the event of a successful initial public offering on or before August 28, 2007, the Convertible Senior Secured Notes, including without limitation all accrued interest and other obligations under the notes, shall automatically convert without any action of the holder into units in the Company at a price of $5 per unit, each unit consisting of one share of Company common stock and 0.5 five-year warrant, each exercisable to purchase one share at $10 per share. These warrants may be called by us for $0.10 should the price of the Company’s common stock trade over $12.50 on a public exchange for 20 consecutive days.

(ii) The Convertible Senior Secured Notes may be prepaid without premium or penalty, in whole or in part, on 20 days notice; provided that the bridge note investors shall have the opportunity, prior to such prepayment, to convert the amounts borrowed under the bridge notes into common stock of the Company at a ratio equal to the outstanding debt and interest divided by $5.

(iii) In the event that we fail to complete a registered public offering with gross proceeds in excess of $5,500,000 by August 28, 2007, the Convertible Senior Secured Notes shall be converted into common stock of the Company at a price per share equal to the fair market value of such shares as determined by negotiation. The number of shares to be issued as a result of such a negotiation cannot be less than the amounts borrowed including accrued interest under the bridge notes divided by $5.

Derivatives

The senior secured notes issued on February 28, 2006 and November 20, 2006 contained an embedded derivative instrument (conversion feature) with three triggers. Pursuant to SFAS 133 and EITF 00-19, this conversion feature was considered an embedded derivative requiring bifurcation from the debt host, and is included in “Embedded derivates of convertible debt” at fair value each reporting period. This was because there were an indeterminable number of shares the senior secured notes could convert into, and the embedded conversion feature met a definition of a derivative. If the feature was freestanding, it would meet the definition of a liability. Accordingly, bifurcation was required from the debt host instrument. At the time of issuance of the $4.0 million senior secured notes on February 28, 2006, the fair value of the conversion feature was $125,000, which was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes. An additional $24,000 was added to the fair value of the conversion feature on November 20, 2006 upon issuance of an additional $1.0 million in senior secured notes. Changes in the fair value of the conversion feature are recorded in “Non-cash charges for conversion features and warrants.” During 2006, we recorded $72,000 of interest expense associated with the amortization of the debt discount along with a reduction of $25,000 associated with the changes in the fair value of the conversion feature liability.

Debt Modifications

In March 2006 the Almi 1 loan with an outstanding balance of SEK 646,000, approximately $83,000 U.S. Dollars, was amended to provide for conversion rights as defined in the provisions for the senior secured notes as described in (i) above under the Convertible Senior Secured Notes and a waiver of further principle payments until the conversion date. In addition, the Almi 2 loan was amended to state that in the event the related 40,000 warrants are called by Neonode Inc., Almi is entitled to make payment for the securities issued by reducing the par value of the outstanding balance of the Almi 2 loan. For accounting purposes, the change in terms was accounted for as a modification of the Almi 1 loan.

On October 26, 2006 the Petrus loan agreement was amended to include accrued interest to May 31, 2006 in the loan amount, which increased the loan amount to SEK 5,353,000, approximately $758,000 U.S. Dollars, and instated the same conversion rights as the senior secured notes as defined under scenario (i) above. For accounting purposes, the change in terms was accounted for as a modification.

Additional Issuances of Convertible Senior Secured Notes

In February 2007, we completed an additional $5.0 million convertible senior secured note financing. The note bears interest at 4% per annum and has a maturity date of September 30, 2007. The terms and conditions of these notes are substantially the same as for the existing senior secured notes, as amended on January 19, 2007. Pursuant to SFAS 133 and EITF 00-19, the conversion feature valued at $135,000 was considered an embedded derivative requiring bifurcation from the debt host, and is included in “Embedded derivatives of convertible debt” at fair value each reporting period. Prior to the consummation of the merger, the related debt discount was amortized to interest expense and the loan was converted on August 10, 2007.

On May 18, 2007, the maturity date for all outstanding senior secured notes was extended from September 30, 2007 to December 31, 2007. All other terms remained the same. For accounting purposes, the change in terms was accounted for as a modification of the debt in accordance with EITF 96-19.

On June 15, 2007, we completed an additional $3.0 million convertible senior secured note financing. The note bears interest at 4% per annum and has a maturity date of December 31, 2007. The terms and conditions of these notes are substantially the same terms and conditions as the existing senior secured notes. Pursuant to SFAS 133 and EITF 00-19, this conversion feature amounting to $114,000 was considered an embedded derivative requiring bifurcation from the debt host, and is included in “Embedded derivatives of convertible debt” at fair value each reporting period. The debt discount was amortized to interest expense. Prior to the consummation of the merger, the loan was converted on August 10, 2007.

Conversion of Outstanding Pre-Merger Convertible Debt

On August 10, 2007, just prior to the consummation of the reverse merger, all the above convertible debt and accrued interest were converted to 2,858,574 shares of Neonode Inc. common stock and warrants to purchase 1,429,286 shares of Neonode Inc. common stock. Immediately prior to the conversion of the pre-merger convertible debt, the embedded conversion feature of such convertible debt became much more valuable, due to the fact that a reverse merger with SBE was imminent.

Immediately prior to the conversion, we determined the fair value of the embedded conversion feature of these notes and loans to be $35.6 million, using SBE’s share price as of August 10, 2007. The expense associated with the valuation of the embedded conversion feature was the result of the fixed exchange ratio of pre-merger Neonode common stock to that of SBE common stock. The change in the fair value of the loan conversion feature was recorded as a non-cash valuation charge in the statement of operations. We then compared the total value of the common stock and warrants to be issued upon conversion to the book value of the loans and the updated fair value of the related conversion feature, resulting in a non-cash charge of $376,000. The fair value of the common stock issued upon conversion amounted to $49.5 million and was recorded under stockholders equity. The fair value of the detachable warrants issued upon conversion amounted to $404,000, which was computed using the Black-Scholes option pricing model. The warrants were classified as a liability in accordance in EITF 00-19, as the warrants met the liability classification due to the underlying shares required to be registered and maintained effectiveness without any penalties to the Company. Maintaining effectiveness is not within our control, and accordingly, the warrants were classified as a liability. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 116% and interest rate of 4.20%. For the twelve months ending December 31, 2007, non-cash charges amounting $32.1 million were recorded to the statement of operations relating the changes in valuations of the above conversion feature.

The conversion of the notes were accounted for using extinguishment accounting based on the guidance in APB 26, Early Extinguishment of Debt. To account for the conversion of the senior secured notes when an embedded conversion feature has been bifurcated as a liability, the following steps were taken:
•	Update the valuation of the bifurcated derivative to the legal conversion date (August 10, 2007).
•	Adjust the carrying value of the host debt instrument to reflect accretion of any premium or discount on the host debt instrument up to the date of legal conversion (August 10, 2007).
•	Amortize debt issue costs to the date of legal conversion (August 10, 2007).
•
Ensure that the book basis in the host debt instrument considered all components of book value, including the unamortized portion of any premiums or discounts on the debt host recorded as an adjustment to the debt host and any unamortized debt issue costs recorded as deferred charges.

•
Calculate the difference between the re-acquisition price and net carrying amount of the debt by comparing the fair value of the securities (warrants and common stock) issued upon conversion to the updated net carrying value of the sum of the bifurcated embedded derivative liability and the debt host. Record any difference as an extinguishment gain or loss in the income statement and statement of cash flows.

The extinguishment accounting of the conversion of the senior secured notes resulted in a charge totaling $376,000, which is included “Charges related debt extinguishments and debt discounts.”

The securities issued in the merger have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 10, 2007, in conjunction with the reverse merger with SBE accounted for as a recapitalization, all the pre-merger Neonode Inc. common stock and warrants was exchanged into 10,096,197 shares of our (SBE) common stock and warrants to purchase 5,048,095 shares of our (SBE) common stock. The warrants have an exercise price of $2.83 per share and expire on August 10, 2012. The warrants may be called by us for $0.10 should the price of the Company's common stock trade over $3.54 on a public exchange for 20 consecutive days.

Senior Convertible August Bridge Notes

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement (August Bridge Notes or Bridge Notes), dated as of July 31, 2007, amended August 1, 2007 and September 26, 2007. We received $3,250,000 from the Bridge Note offering and issued an option to invest $750,000, at the same terms and conditions as the Bridge Notes, to one of the Bridge Note investors/financial advisor as part of a longer range financing plan. The August Bridge Notes and the option to invest $750,000 expires on June 30, 2008.

The fair value of the $750,000 option to invest at a future date was $716,000 as calculated using the Black-Scholes option pricing model on the date of issue. The assumptions used for the Black-Scholes option pricing model were a term of 0.39 years, volatility of 99% and interest rate of 4.16%. The fair value was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as other current liability. At December 31, 2007, this option was extended to March 31, 2008 as part of debt negotiations in a private placement that closed in March 2008. On March, 31, 2008, the expiration of the option was extended until June 30, 2008. The value of the extension of this option was calculated using the Black-Scholes option pricing model and amounted to $474,000. The assumptions used for the Black-Scholes option pricing model were a term of 0.39 years, volatility of 33% and interest rate of 4.16%. The $474,000 warrants were recorded as a liability with the corresponding amount recorded as a deferred financing fee, which is being amortized using the effective interest method over the life of the August Bridge Notes. Such warrants met the liability classification—see below.

The Bridge Notes were convertible into the same rights and terms of any future financing occurring by December 31, 2007, if such financing was greater than $5 million. On September 26, 2007, we sold $5.7 million of securities (see next section). As a result, all Bridge Notes became convertible into September 26, 2007 units which consist of common stock, warrants and convertible debt.

On September 26, 2007, certain holders of the Bridge Notes converted an aggregate of $454,900 of debt and accrued interest. The conversion was accounted for as an extinguishment as described above and resulted in a charge amounting to $608,000. We converted these Bridge Notes into the following components based on their fair values at conversion:
•	$227,450 three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share,
•	75,817 shares of our common stock,
•	5 year warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share.
•
The fair value of the 5 year warrants totaled $340,000 and was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 33% and interest rate of 4.2%. The warrants are recorded as other current liability ( see below) and will be fair valued at each period end as long as they are outstanding; and,

•
The fair value of the embedded conversion feature related to the convertible notes amounting to $152,000, was bifurcated from the host instrument (see below) and was recorded as “Embedded derivatives of convertible debt” and a debt discount.

We registered these shares related to the September 26, 2007 conversion pursuant to a Registration Statement on Form S-3 declared effective on December 3, 2007.

The remaining $2.8 million of Bridge Notes, after the September 26, 2007 conversion, are due June 30, 2008, bear 8% per annum interest and are convertible into purchase units that are made up of a combination of shares of our common stock, debt and warrants. The note holders have a right to convert their notes anytime before June 30, 2008 into a total of 933.33 purchase units. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $3.92 per share. For accounting purposes the embedded conversion feature was determined to meet the definition of a derivative, and if freestanding, was a liability. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, total number of shares the instrument could be convertible into were not fixed. Accordingly, the embedded conversion feature is bifurcated from the debt host instrument and booked as a liability, pursuant to the guidance in SFAS 133 and EITF 00-19, with the offset to debt discount. The related warrants were also recorded as a liability, due to the same reason.

The fair value of the embedded conversion feature related to the Bridge Notes was calculated at September 26, 2007 using the Black-Scholes option pricing model and amounted to $3.3 million. The assumptions used for the Black-Scholes option pricing model were a term of 0.76 years, volatility of 99% and interest rate of 4.16%. The $3.3 million was recorded as “Embedded derivatives of convertible debt” and a debt discount. The debt discount exceeded the amount of recorded debt, which resulted in a charge of $654,000 for the difference between the debt discount and the value of the debt. The remaining debt discount balance is allocated to interest expense based on the effective interest rate method, with such interest rate of 7,330%, over the nine-month term of the notes. The value of the embedded conversion feature is revalued at each period-end and the liability is adjusted with the offset recorded as “Non-cash charges for conversion features & warrants.” The liability of the embedded conversion feature amounted to $2.1 million at December 31, 2007 which is a decrease of $1.2 million from September 30, 2007.

Simultaneously with the conversion, in exchange for three year warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share, the holders of the remaining $2.8 million of unconverted Bridge Notes agreed to extend the term of their notes from December 31, 2007 until June 30, 2008. In addition, the Bridge Note holders agreed to delay the right to convert their Bridge Notes until after March 15, 2008 and until June 30, 2008. The fair value of the warrants issued to the holders of the $2.8 million of Bridge Note was calculated at September 26, 2007 as $706,000 using the Black-Scholes option pricing model. These warrants were also classified as a liability due to the same reason as above. The assumptions used for the Black-Scholes option pricing model were a term of 0.76 years, volatility of 116% and interest rate of 4.16%. As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of additional warrants, the modifications were significant enough to trigger debt extinguishment accounting resulting in a debt extinguishment charge amounting to $540,000.The fair value was recorded as a debt issuance cost to be allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. The liability is revalued at each period-end and the change in the liability is recorded as “Non-cash charges for conversion features & warrants.” The revalued liability amounted to $608,000 at December 31, 2007 resulting in an decrease from September 30, 2007 in “Non-cash charges for conversion features & warrants” of $98,000 in the fourth quarter of 2007.

September 2007 Financing Transaction (Senior Convertible September Secured Notes)

On September 26, 2007, we sold $5.7 million of securities in a private placement, comprised of $2.9 million of three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 952,499 shares of our common stock, and 5 year warrants to purchase 1,326,837 shares of our common stock at a price of $3.92 per share.

The embedded conversion feature in the debt host met the definition of a derivative and liability classification in accordance with SFAS 133 and EITF 00-19. This was because the holder of the notes could convertible debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, total number of shares the instrument could be convertible into were not fixed. Accordingly, t the embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash charges for conversion features & warrants.” We allocated the proceeds first to the warrants based on their fair value with the remaining balance allocated between debt, $771,000, and equity, $669,000, based on their relative fair values.

The warrants met the definition of a liability for the same reason as the embedded conversion feature described above. The fair value of the warrants issued in conjunction with issuance of shares of our common stock and convertible debt totaled $4.3 million on its issue date and was recorded as a liability pursuant to the provisions of EITF No. 00-19. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 33% and interest rate of 4.2%. The value of these warrants at December 31, 2007 decreased to $3.7 million and the offsetting amount of $593,000 was recorded in “Non-cash charges for conversion features & warrants.”

The fair value of the conversion feature related to the September 26, 2007 convertible notes totaled $1.9 million at September 26, 2007. The debt discount exceeded the amount allocated to the debt, including $227,000 from conversion of Bridge Notes, which resulted in a charge of $902,000 for the difference between the debt discount and the value of the debt. The fair value was recorded as a debt discount and is allocated to interest expense using the effective interest rate method over the three year term of the notes. The liability of the embedded conversion feature decreased to $1.4 million at December 31, 2007 with the offset of $470,000 recorded in “Non-cash charges for conversion features and warrants.”

As part of the September 2007 Private Placement, we incurred cash and non-cash transaction expenses amounting to $1.2 million. Empire Asset Management Company (Empire) acted as financial advisor in the private placement. We agreed to pay Empire a fee of $479,000 in cash and issue 142.875 unit purchase warrants. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a 5 year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance, the fair value of the unit purchase warrants issued to Empire totaled $614,000. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 99% and interest rate of 4.2%. At December 31, 2007, the fair value of the unit purchase warrants issued to Empire decreased to $509,000 with the adjusting offset of $105,000 recorded in “Non-cash charges for conversion features & warrants.” Transaction costs were allocated based on the relative fair values of the individual components in the financing transaction. $431,000 of transaction costs allocated to the warrants were expensed immediately. The note portion of $433,000 was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method, with such rate equaling 624% over the 3 year term of the notes. The equity portion of $376,000 was recorded as an offering expense and included as a reduction of shareholders’ equity.

Outstanding Warrants as of December 31, 2007

Description	Issue Date	Exercise Price	Shares	Expiration Date

Merger Investor Warrants	8/10/2007	$2.83	5,863,678	8/10/2012
Bridge Note Warrants	9/26/2007	$3.92	219,073	9/26/2010
September 2007 Unit Warrants	9/26/2007	$3.92	1,432,449	9/27/2012
SBE Investor Warrants (pre-merger warrants)	6/27/2003	$7.50	11,000	6/27/2008
SBE Investor Warrants (pre-merger warrants)	6/27/2003	$8.75	5,000	6/27/2008
SBE Investor Warrants (pre-merger warrants)	6/27/2003	$10.00	10,000	6/27/2008
SBE Investor Warrants (pre-merger warrants)	7/26/2005	$16.65	206,000	7/26/2010
Total warrants outstanding			7,747,200

Derivatives

As discussed above the senior secured, bridge and promissory notes issued above contain embedded conversion features. Pursuant to SFAS 133 and EITF 00-19 the conversion features are considered embedded derivatives and are included in “Embedded derivative of convertible debt.” At the time of issuance of the senior secured notes, the fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes using the effective interest rate method. Changes in the fair value of the conversion feature are recorded in “Non-cash charges for conversion features & warrants.” During the twelve months ending December 31, 2007 and 2006, we recorded $441,000 and $71,000 of interest expense associated with the amortization of the debt discounts along with $33.6 million and ($24,000) associated with the changes in the fair value of the conversion feature liability.

13. Stockholders’ Equity

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

The fair value of the unit purchase warrants issued to Griffin totals $158,000 and was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 50% and interest rate of 4.875%. The fair value was recorded as a prepaid expense and was allocated to merger costs at the completion of the merger and is included in “Non-cash charges for conversion features & warrants” on the Consolidated Statements of Operations.

On June 29, 2007, the exercise deadline for 101,719 employee warrants to purchase our common stock was extended from June 30, 2007 to December 31, 2007. In December 2007, the employee warrants were exercised pursuant to the warrant net exercise provisions and resulted in the issuance of 55,818 shares of our common stock by forfeiting the remaining 45,901 shares of common stock.

The stock based compensation cost associated with the extension of these warrants totalled $7,000 and was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 0.51 years, volatility of 50% and interest rate of 4.88%.

On August 10, 2007 in conjunction with the merger transaction accounted for as a recapitalization, Neonode shareholders exchanged each share of Neonode common stock for 3.5319 shares of SBE common stock (exchange ratio). Each Neonode warrant and stock option that was outstanding on the closing date has been converted into SBE warrants and stock options by multiplying the Neonode stock options by the same exchange ratio described above. The new exercise price was also determined by dividing the old exercise price by the same exchange ratio. Each of these warrants and options is subject to the same terms and conditions that were in effect for the related Neonode warrants and options. Immediately following the consummation of the merger, Neonode stockholders and employees own approximately 28.5 million shares of the Company’s common stock or instruments convertible into common stock, or 90.6% of the fully diluted capitalization, including warrants and options, of the combined company.

The following table is the number of shares of common stock, warrants and stock options outstanding immediately following the consummation of the merger.

As of August 10, 2007	SBE	Neonode	Total

Common Stock	2,295,529	20,378,251	22,673,780

Warrants to purchase common stock	232,000	5,965,397	6,197,397

Employee stock options	437,808	2,117,332	2,555,140

Total	2,965,337	28,460,980	31,426,317

The securities issued in the merger have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

We completed a private placement of our debt and equity securities on September 26, 2007 and in consideration, we agreed to delay the filing a registration statement to register for resale the shares of the common stock issued to the Neonode shareholders plus all the shares underlying the warrants to purchase common stock and employee stock options until after March 3, 2008; except that up to 600,000 such shares sold in a simultaneous private placement by certain officers were registered on December 3, 2007.

14. Stock-Based Compensation

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

Stock Options

As of December 31, 2007, we had four equity incentive plans:
•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan);
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of December 31, 2007:
•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2007:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	61,000	---	61,000
1998 Plan	130,000	35,900	36,495	35,900
Neonode Plan	2,119,140	2,117,332	---	2,117,332
2006 Plan	1,300,000	205,000	835,000	5,000
Director Plan	68,000	15,500	27,000	15,500

Total	4,163,140	2,434,732	898,495	2,234,732

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/07	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/07	Weighted Average Exercise Price

$ 0.00 - $ 1.50	353,190	4.05	$1.42	353,190	$1.42
$ 1.51 - $ 2.00	911,677	0.30	$1.84	911,677	$1.84
$ 2.01 - $ 3.00	814,865	1.29	$2.13	814,865	$2.13
$ 3.01 - $ 4.00	2,000	4.26	$4.00	2,000	$4.00
$ 4.01 - $ 5.00	240,600	5.82	$4.86	40,600	$4.69
$ 5.01 - $ 6.50	3,400	4.13	$5.30	3,400	$5.30
$ 6.51 - $ 8.00	37,502	4.61	$6.74	37,502	$6.74
$ 8.01 - $10.00	37,498	4.61	$8.49	37,498	$8.49
$10.01 - $15.00	24,000	4.14	$14.53	24,000	$14.53
$15.01 - $30.00	10,000	3.26	$24.04	10,000	$24.04
	2,434,732	1.91	$2.58	2,234,732	$2.37

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Exercise Price
Outstanding at December 31, 2005	866,702	$3.50 - $91.88	$12.91
Granted	124,400	$1.80 - $7.75	$5.27
Cancelled or expired	(429,912)	$4.50 - $80.94	$13.36
Exercised	(8,533)	$4.50 - $4.50	$4.50
Outstanding at December 31, 2006	552,657	$1.80 - $91.88	$10.96
Granted	2,383,482	$1.42 - $8.49	$2.32
Cancelled or expired	(478,657)	$3.20 - $91.88	$11.04
Exercised	(22,750)	$1.80 - $2.33	$2.28
Outstanding at December 31, 2007	2,434,732	$1.42 - $27.50	$2.58

The stock options granted in 2006 were to employees of SBE, Inc. that continued to be employees of Neonode after the culmination of the merger transaction on August 10, 2007.

The 1996 Plan terminated effective January 17, 2006 and although we can no longer issue stock options out of the plan, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998 and 2006 and are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

The Neonode Plan has been designed for participants (i) who are subject to Swedish income taxation (each, a “Swedish Participant”) and (ii) who are not subject to Swedish income taxation (each, a “Non-Swedish Participant”). We will not grant any additional equity awards out of the Neonode Plan. The options issued under the plan to the Non-Swedish Participant are five year options with 25% vesting immediately and the remaining vesting over a three year period. The options issued to Swedish participants are vested immediately upon issuance.

We granted options to purchase 2,383,482 shares of our common stock to employees or members of our Board of Directors (Board) during the twelve months ending December 31, 2007, respectively, compared to grants of 124,400 options to purchase shares of our common stock to employees and members of the Board for the twelve months ending December 31, 2006, respectively. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Salary expense for the twelve months ending December 31, 2007 includes a stock compensation charge relating to the above issuance of Swedish Participant and Non-Swedish Participant options. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. These calculations assumed risk free interest rates ranging from 4.5% to 4.875%, a volatility of 50% and a share prices ranging from $4.69 to $4.78. The fair market value of the options was allocated to the vested and unvested options. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

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
	Twelve months ended December 31, 2006	Twelve months ended December 31, 2007	Remaining unamortized expense at December 31, 2007
Stock based compensation	$0	$408	$964

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 3 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in years ended December 31	2007	2006
Expected life (in years)	4.27	5.12
Risk-free interest rate	5.55%	4.71%
Volatility	114.42%	104.47%
Dividend yield	0.00%	0.00%

The weighted average grant-date fair value of options granted during the fiscal years ended December 31, 2007 and 2006 was $1.54 and $4.52, respectively. The total intrinsic value of options exercised during the fiscal years ended December 31, 2007 and 2006 was $42,766 and $16,798, respectively.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

15. Warranty Obligations and Other Guarantees

The following is a summary of our agreements that we have determined are within the scope of FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.

Our products are generally warranted against defects for twelve months following the sale. We generally have a twelve month warranty from the manufacturers of our products. Our estimate of costs to service our warranty obligations is based on expectation of future conditions. To the extent we estimate warranty claim activity or increased costs associated with servicing those claims, a warranty accrual will be created and may increase or decrease from time to time, resulting in increases or decreases in gross margin. In January 2007, we offered our customers a design modification for the N2 phones held in their inventory. We expect the cost of the modification program to be approximately $200,000.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2007 and 2006, respectively.

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2007 and 2006, respectively.

We are the secondary guarantor on the building lease assumed by One Stop Systems, Inc. as part of the sale of the SBE, Inc hardware business on March 30, 2007. This lease commitment expires in September 2010.

16. Income Taxes

Loss before income taxes was distributed geographically as follows (in thousands):

	Twelve Months Ended Dec. 31,	Twelve Months Ended Dec. 31,
	2007	2006
Domestic	$(39,608)	$(1,359)
Foreign	(8,833)	(3,759)

Total	$(48,441)	$(5,118)

We had no provision (benefit) for income taxes for the year ended December 31, 2007 and 2006.

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Twelve Months Ended Dec. 31,	Twelve Months Ended Dec. 31,
	2007	2006
Amount at standard tax rates	(35%)	(35%)
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	30%	0
Increase in valuation allowance for deferred tax asset	5%	35%

Effective tax rate	0%	0%

Significant components of the deferred tax balances are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$5,703	$2,850
Amortization	1,305	314
Other	210	-

Total deferred tax assets	$7,218	$3,164

Valuation allowance	(7,218)	(3,164)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc, and its subsidiary Neonode AB, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses and due to the competitive character of the hand-held media device/mobile telephone market. The main components of our deferred tax benefits are the accumulated net operating loss carry-forwards, which are almost entirely related to the operations of Neonode AB in Sweden. Currently, under Swedish tax law these benefits do not expire and may be carried forward and utilized indefinitely.

Effective January 1, 2007, we adopted the provisions of FIN 48 which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Balance at January 1, 2007	$0
Additions for tax positions of prior years	---
Reductions for tax position of prior years	---
Additions based on tax positions related to the current year	---
Decreases - Settlements	---
Reductions - Settlements	---
Balance at December 31, 2007	$0

We adopted a policy to classify accrued interest and penalties as part of the accrued FIN 48 liability in the provision for income taxes. For the year ended December 31, 2007, we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, we had no accrued interest and penalties related to uncertain tax matters.

By the end of 2007, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

We file income tax returns in the U.S. federal jurisdiction, California and Sweden. The 1994 through 2007 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under federal, state or foreign income tax examination.

17. Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. Contributions relating to these defined contribution plans for the years ended December 31, 2007 and 2006 were $237,000 and $26,000 respectively.

18. Commitments and Contingencies

Legal Proceedings

During 2006, a reserve was recorded for a dispute that developed between us and a supplier. Neonode AB contracted with a supplier for the production and delivery of telephones during 2005. Neonode AB believes that the supplier did not deliver the telephones in accordance with its obligations under the contract, which entitled Neonode AB to terminate the contract. Neonode AB terminated the contract in June 2006. Since the contract was terminated due to the supplier’s breach of contract, we believed that the supplier had no right to payment in excess of what had already been paid for telephones delivered. The invoices for the produced but not delivered telephones amounted to $860,000. We and the supplier came to agreement in a settlement in December 2006 where Neonode AB should pay the supplier $410,000 in three instalments for three shipments of 500 phones each, after which none of the parties will have any claims on the other party except for warranty claims. The first instalment of $119,000 was paid in December 2006, the remainder in 2007. Since we are not certain that any telephones received in this settlement will be sellable in the future, due to newer models currently being introduced, the cost for the settlement has been expensed in 2006.

There were no legal proceedings at December 31, 2007.

Operating Leases

We lease our office facilities in Sweden under a non-cancellable operating lease agreement. On October 22, 2007, our subsidiary Neonode AB entered into a lease agreement with NCC Property G AB for 9,500 square feet office space at Warfvingsesvag 41, Stockholm, to be used as the corporate headquarters. The lease period began on April 1, 2008 and expires on March 31, 2013. The annual payment for these premise equates to approximately $288,000 per year and is indexed to the consumer price index in Sweden. As an incentive to enter into the agreement as one of the firs tenants to occupy the building, the NCC Property G AB has given Neonode AB discounts amounting to approximately $120,000 allocated over the first eight months of the leasing period. Prior to taking occupancy of this new facility, during fiscal year 2007 through March 31, 2008, we occupied 6,000 square feet of office space in Stockholm under a lease which has now expired.

The future minimum lease payments under this non-cancellable operating lease are as follows as of December 31, 2007 (in thousands):

Future minimum payments on operating leases
Year Ending December 31,
2008	$207
2009	317
2010	317
2011	317
2012	317
Thereafter	106
Total future minimum lease payments	$1,581

Total rent expense under the leases was $343,000 and $270,000 for the years ended December 31, 2007 and 2006, respectively.

19. Concentration of Credit and Business Risks

Our trade accounts receivable are concentrated among a small number of customers, principally located in Europe and India. Two customers accounted for 68% of our outstanding accounts receivable at December 31, 2007 compared to two customers who accounted for more than 41% of total accounts receivable at December 31, 2006. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required.

Sales to individual customers in excess of 15% of net sales for the year ended December 31, 2007 included sales to My Phone located in Greece of $992,000, or 32% of net sales and Brightpoint located in Sweden and Norway of $749,000, or 24% of net sales. Sales to individual customers in excess of 15% of net sales for the year ended December 31, 2006 included sales to a major Asian manufacturer located in Korea of $851,000, or 52% of net sales and sales to a Russian distributor of $740,000, or 45% of net sales. All sales were executed in Euros or U.S. dollars.

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

Substantially all of our manufacturing process is subcontracted to one independent company. The chipsets used in our mobile phone handset product are currently available from single source suppliers. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments or margins that, in turn, could have a material adverse effect on our business, operating results, financial condition and cash flows.

20. Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2007 and 2006 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

However, common stock equivalents of approximately 404,000 and 0 stock options and 7.7 million and 0 warrants to purchase common stock are excluded from the diluted earnings per share calculation for fiscal 2007 and 2006, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Years ended December 31,
	2007	2006
Basic Earnings Per Share:

Net loss available to common shareholders	$(48,441)	$(5,224)

Number of shares for computation of earnings per share	15,400	10,119

Basic loss per share	$(3.15)	$(0.52)

Diluted Earnings Per Share:

Weighted average number of common shares outstanding during the year	15,400	10,119

Assumed issuance of stock under warrant plus stock issued the employee and non-employee stock option plans	(a )	(a )

Number of shares for computation of earnings per share	15,400	10,119

Diluted loss per share	$(3.15)	$(0.52)

(a) In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

21. Segment Information

We have one reportable segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. We currently operate in one industry segment: the development and selling of multimedia mobile phones. To date, we have carried out substantially all of our operations through our subsidiary in Sweden, although we do carry out some development activities together with our manufacturing partner in Malaysia. We intend to manage our future growth on a geographic basis and our management will evaluate the performance of our segments and allocate resources to them based upon income (loss) from operations.

During 2007, substantially all of our phones were sold in European countries. In 2006 we discontinued our N1 phone. We sold limited amounts of the N1 without any right of return. Over 90% of our phone revenues for 2006 were from Russia.

In addition to phone sales, revenues included license revenue from an Asian manufacturer amounting to $463,000 and $851,000 for 2007 and 2006, respectively.

22. Related Party Transactions

Petrus Holding, Iwo Jima SARL and Spray AB are companies where the Chairman of the Board and a significant shareholder of Neonode Inc., Per Bystedt, owns or has significant influence. All three companies have invested in senior secured notes that were convertible in our common stock and warrants to purchase our common stock. All the convertible senior secured notes were converted to our common stock and warrants to purchase our common stock just prior to the merger with SBE on August 10, 2007 (see Notes 1 and 12).

23. Subsequent Events

Effective March 4, 2008, we sold $4.5 million in securities in a private placement to accredited investors (“Investors”) pursuant to a Subscription Agreement, dated March 4, 2008 (“Subscription Agreement”). We sold 1,800,000 shares (“Investor Shares”) of our common stock, $0.001 par value (“Common Stock”), for $2.50 per share. After placement agent fees and offering expenses, we received net proceeds of approximately $4,000,000.

Pursuant to the Subscription Agreement, we granted the Investors piggyback registration rights in respect to the Investor Shares and we are obligated to include the Investor Shares in the next registration statement we file with the Securities and Exchange Commission (“SEC”), subject to limited exceptions. In addition, we issued an aggregate of 207,492 shares of Common Stock to investors who participated in the September 2007 private placement pursuant to anti-dilution provisions contained. Empire Asset Management, Inc. acted as financial advisor in the private placement and received compensation in connection with the private placement of approximately $450,000 and 120,000 shares of Common Stock.

In January 2008, we offered our customers a design modification for the N2 phones held in their inventory. We expect the cost of the modification program to be approximately $200,000. As part of the modification program we offered to transport the inventory to our manufacturing partner (Balda Malaysia) and provide the modifications at no cost to our customers. As a result, certain of our customers are withholding payment of amounts due us until the modifications are completed and the inventory is returned to them.

Neonode Inc.
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2007 and 2006
(amounts in thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Additions		Balance
	Beginning	charged to costs		End of
Description	of Period	and expenses	Deductions	Period

Year ended December 31, 2007
Allowance for Warranty Reserve	$-	$92	$-	$92
Allowance for Deferred Tax Assets	(3,164)	-	-	(7,218)

Year ended December 31, 2006
Allowance for Warranty Reserve	-	-	-	-
Allowance for Deferred Tax Assets	(1,268)	-	(1,896)	(3,164)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the audit of our consolidated financial statements for the year ended December 31, 2007, management determined that we had certain material weaknesses relating to our revenue recognition policies and our accounting for certain financing transactions, including convertible debt and derivative financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During mid-2007 we began shipping products to customers and initially recorded revenue as products were shipped. After evaluation of contracts and actual sell through, we determined that the proper revenue recognition methods would be “sell through.” This change resulted in certain accounting adjustments during our year-end audit. In addition, we entered into several complex financing transactions (including convertible debt, derivatives, bifurcation and complex valuation and measurement activities) that resulted in accounting adjustments during our year-end audit. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

The factors described below under “Internal Control of Financial Reporting” related to the integration and consolidation of the Swedish operating subsidiary we acquired on August 10, 2007 further contributed to the conclusion of our Chief Executive Officer and Chief Financial Officer.

Despite the conclusion that disclosure controls and procedures were not effective as of the end of period covered by this report, the Chief Executive Officer and Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm. As discussed elsewhere in this report, the merger between SBE and Neonode on August 10, 2007 represented a significant change in our business and financial operations. Having occurred in the final third of the fiscal year, the merger left management with insufficient time to finalize integration and consolidate operations to fully assess the effectiveness of internal control over financial reporting. Our new operating subsidiary was not previously subject to Commission reporting standards, including those relating to internal control over financial reporting. The merger resulted in new employees, systems, and processes at fiscal year-end that were significantly different from those in place for the majority of the fiscal year. We also experienced a change in most members of senior management and the board of directors upon the merger. As a result, our management believed it was impracticable to fully and appropriately assess our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management had provided their conclusion as to the effectiveness of our internal control over financial reporting, it would not have been subject to attestation by our independent registered public accounting firm due to temporary rules of the Commission that would permit us to provide only management’s assessment in this annual report.

Comparable to a newly public company and consistent with public guidance from the Commission, we believe that having the benefit of a full fiscal year of consolidated business and financial operations, we expect our Chief Executive Officer and Chief Financial Officer will be positioned to provide the assessment of internal control over financial reporting as part of the annual report for the fiscal year ending December 31, 2008.

As of the period ended December 31, 2007, we undertook the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•
We implemented corporate governance policies, including an employee code of conduct and whistleblower provisions, so that employees of our operating subsidiary would be aware of our compliance duties and responsibilities; and

•
We purchased new management reporting system software, and retained a consultant to oversee its implementation, to better enable us to consolidate our accounting and budgeting systems across different international locations and functional currencies.

As we move towards complete integration and consolidation of business and financial operations of SBE and Neonode, we expect to take additional steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance the Sarbanes-Oxley Act and Commission rules. Our planned steps include:
•
adding personnel to our financial department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to revenue recognition;

•	exploring the suitability of further upgrades to our accounting system to complement the new management reporting system software described above;
•	modifying the documentation and testing programs SBE was developing prior to the merger to appropriately apply to the new Neonode; and
•
engaging a qualified consultant in 2008 to perform an assessment of the effectiveness of our internal control over financial reporting and assist us in implementing appropriate internal controls on weaknesses determined, if any, documenting, and then testing the effectiveness of those controls.

ITEM 9B.	OTHER INFORMATION

On October 22, 2007, our subsidiary Neonode AB entered into a lease agreement with NCC Property G AB for 9,500 square feet office space at Warfvingsesvag 41, Stockholm, to be used as the corporate headquarters. The lease period began on April 1, 2008 and expires on March 31, 2013. The annual payment for these premise equates to approximately $288,000 per year and is indexed to the consumer price index in Sweden. As an incentive to enter into the agreement as one of the firs tenants to occupy the building, the NCC Property G AB has given Neonode AB discounts amounting to approximately $120,000 allocated over the first eight months of the leasing period.

On October 21, 2007, Neonode AB also entered into a lease agreement with NCC Property G AB for 10 parking spaces located at Warfvingsesvag 41, Stockholm. The lease period begins on April 1, 2008 and expires on March 31, 2013. The annual payment for these premise amounts to $28,000 per year and is indexed to the consumer price index in Sweden. Neonode AB has the right to terminate the lease on March 31, 2011 if notice of termination is given by Neonode AB at least 9 months prior to March 31, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The identification of our executive officers is provided above at the end of Part I of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal officers. The code of ethics has been posted on our internet website found at www.neonode.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on our website.

The other information required by this Item is incorporated by reference to “Election of Directors,” “Board of Directors Committees and Corporate Governance” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed within 120 days of the end of our December 31, 2007 fiscal year (the “2008 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to “Executive Compensation” in our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, other than as provided below, is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement.

The following table includes information regarding our equity incentive plans as of the end of fiscal 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,063,281	$3.79	862,000
Equity compensation plans not approved by security holders	5,774,291	$2.87	36,495

Total	9,837,572	$3.25	898,495

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2007:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	61,000	---	61,000
1998 Plan(1)	130,000	35,900	36,495	35,900
2007 Neonode Plan(2)	2,119,140	2,117,332	---	2,117,332
2006 Plan	1,300,000	205,000	835,000	5,000
Director Plan	68,000	15,500	27,000	15,500

Total	4,163,140	2,434,732	898,495	2,234,732
(1)The 1998 Plan has not been approved by our shareholders.
(2)The 2007 Neonode Plan was assumed by Neonode upon the consummation of the August 2007 Merger with Old Neonode.

Summary of 1998 Non-Officer Stock Option Plan

The purpose of the 1998 Non-officer Stock Option Plan is to provide a means by which eligible recipients of options may be given an opportunity to benefit from increases in value of our common stock through the granting of nonstatutory stock options. The plan permits the grant of nonstatutory stock options. Nonstatutory stock options may be granted under the 1998 Plan to our employees or consultants who are not, at the time of such grants, directors or officers. The administrator, in its discretion, selects the persons to whom options are granted, the time or times at which such options are granted, and the exercise price and number of shares subject to each such grant. We do not expect to issue any further options under the 1998 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to “Related Person Transactions” and “Corporate Governance” in our 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to “Ratification Of Selection Of Independent Auditors” in our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS

Financial Statements

The financial statements of the registrant are listed in the index to the financial statements and filed under Item 8 of this report.

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is listed in the index to the financial statements and filed under Item 8 of this report. Schedules not listed have been omitted because the information required therein is not applicable or is shown in the financial statements and the notes thereto.

Exhibits

Exhibit #	Description
2.1
Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated January 19, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 22, 2007) (In accordance with Commission rules, we supplementally will furnish a copy of any omitted schedule to the Commission upon request)

2.2
Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated May 18, 2007, effective May 25, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 29, 2007)

3.1	Amended and Restated Certificate of Incorporation, dated December 20, 2007, effective December 21, 2007
3.2	Bylaws, as amended through December 5, 2007
10.1	Note Purchase Agreement, dated February 28, 2006
10.2	Senior Secured Note issued to AIGH Investment Partners LLC, dated February 28, 2006
10.3	Senior Secured Note issued to Hirshcel Berkowitz, dated February 28, 2006
10.4	Senior Secured Note issued to Joshua Hirsch, dated February 28, 2006
10.5	Security Agreement, dated February 28, 2006
10.6	Stockholder Pledge and Security Agreement (form of), dated February 28, 2006
10.7	Intercreditor Agreement, dated February 28, 2006
10.8	Note Purchase Agreement, dated November 20, 2006
10.9	Senior Secured Note issued to AIGH Investment Partners LLC, dated November 20, 2006
10.10	Senior Secured Note issued to Hirshcel Berkowitz, dated November 20, 2006
10.11	Senior Secured Note issued to Joshua Hirsch, dated November 20, 2006
10.12	Amendment to Security Agreement, dated November 20, 2006
10.13	Amendment to Stockholder Pledge and Security Agreement, dated November 20, 2006
10.14	Amendment to Security Agreement, dated January 22, 2007

10.15	Amendment to Stockholder Pledge and Security Agreement, dated January 22, 2007
10.16	Amendment to Senior Secured Notes, dated May 22, 2007, effective May 25, 2007
10.17
Note Purchase Agreement between SBE, Inc. and Neonode Inc., dated May 18, 2007, effective May 25, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 29, 2007)

10.18	Senior Secured Note issued to SBE, Inc., dated May 18, 2007, effective May 25, 2007 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on May 29, 2007)
10.19	Amendment to Security Agreement, dated July 31, 2007
10.20	Amendment to Stockholder Pledge and Security Agreement, dated July 31, 2007
10.21	Note Purchase Agreement, dated July 31, 2007
10.22	Amendment to Note Purchase Agreement, dated August 1, 2007
10.23	Amendment No. 2 to Note Purchase Agreement, dated December 21, 2007
10.24	Amendment No. 3 to Note Purchase Agreement, dated March 31, 2008
10.25	Senior Secured Note, dated August 8, 2007 (incorporated by reference to Exhibit 10.22(a) of our Current Report on Form 8-K filed on October 2, 2007)
10.26	Amendment to Senior Secured Note, dated September 10, 2007 (incorporated by reference to Exhibit 10.22(b) of our Current Report on Form 8-K filed on October 2, 2007)
10.27
Form of Common Stock Purchase Warrant issued pursuant to Amendment to Senior Secured Notes, dated September 10, 2007 (incorporated by reference to Exhibit 10.22(c) of our Current Report on Form 8-K filed on October 2, 2007)

10.28	Subscription Agreement, dated September 10, 2007 (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed on October 2, 2007)
10.29	Convertible Promissory Note (incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K filed on October 2, 2007)
10.30	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K filed on October 2, 2007)
10.31	Form of Unit Purchase Warrant (incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K filed on October 2, 2007)
10.32	Subscription Agreement, dated March 4, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2008)
10.33	Asset Purchase Agreement with One Stop Systems, Inc., dated January 11, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 12, 2007)
10.34	Asset Purchase Agreement with Rising Tide Software, dated August 15, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 24, 2007)
10.35	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 with Alexander Properties Company
10.36	Lease for Warfvingesväg 45, SE-112 51 Stockholm, Sweden dated October 16, 2007 with NCC Property G AB
10.37	1998 Non-Officer Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-8 (333-63228) filed on June 18, 2001)+
10.38
2001 Non-Employee Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, as filed on January 27, 2003)+

10.39	Director and Officer Bonus Plan, dated September 21, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 26, 2006)+
10.40	Employment Agreement with Mikael Hagman, dated November 30, 2006+
10.41
Executive Severance Benefits Agreement with Kenneth G. Yamamoto, dated March 21, 2006 (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the period ended January 31, 2007, as filed on March 16, 2007)+

10.42
Executive Severance Benefits Agreement with David W. Brunton, dated April 12, 2004 (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the period ended January 31, 2005, as filed on March 2, 2005)+

10.43
Executive Severance Benefits Agreement with Kirk Anderson, dated April 12, 2004 (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the period ended January 31, 2005, as filed on March 2, 2005)+

10.44	Executive Severance Benefits Agreement with Leo Fang, dated May 24, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2006)+
10.45	Executive Severance Benefits Agreement with Nelson Abal, dated August 4, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2006)+
21	Subsidiaries of the registrant
23.1	Consent of BDO Feinstein International AB, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)
Date: April 14, 2008	By:	/s/ David W. Brunton
David W. Brunton Chief Financial Officer, Vice President, Finance and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant constitutes and appoints, jointly and severally, Mikael Hagman and David W. Brunton, and each of them, as lawful attorneys-in-fact and agents for the undersigned and for each of them, each with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or any of their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Mikael Hagman	President and Chief Executive Officer,	April 14, 2008
Mikael Hagman	and Director
(Principal Executive Officer)

/s/ David W. Brunton	Chief Financial Officer, Vice President, Finance	April 14, 2008
David W. Brunton	and Secretary
(Principal Financial and Accounting Officer)

/s/ Per Bystedt	Director, Chairman of the Board	April 14, 2008
Per Bystedt

/s/ John Reardon	Director	April 14, 2008
John Reardon

/s/ Susan Major	Director	April 14, 2008
Susan Major