Form 10-Q
period 2008-03-31
Neonode, Inc
filed 2008-05-20
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition report pursuant to section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 0-8419

NEONODE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Sweden Warfvingesväg 45, SE-112 51 Stockholm, Sweden
USA 4000 Executive Parkway, Suite 200, San Ramon, CA., 94583

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares of registrant's common stock outstanding as of May 15, 2008 was 25,919,162.

PART I Financial Information

NEONODE INC.

PART I.	Financial Information
Item 1. Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$656	$1,147
Restricted cash	169	5,702
Trade accounts receivable, net of allowance for doubtful accounts of $3,989 and $4,264 at March 31, 2008 and December 31, 2007	336	868
Inventory	11,453	6,610
Prepaid expense	649	1,081
Other	61	2
Total current assets	13,324	15,410

Property, plant and equipment, net	339	375
Patents, net	85	95
Other long term assets	212	395
Total assets	$13,960	$16,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of convertible long term debt (face amount $2,874 and $2,895 at March 31, 2008 and December 31, 2007)	$119	$132
Accounts payable	4,454	4,417
Accrued expenses	1,137	1,391
Deferred revenues	2,833	2,979
Embedded derivatives of convertible debt and warrants	14,298	9,507
Other liabilities	460	674
Total current liabilities	23,301	19,100

Long term convertible debt (face amount $3,082 and $3,109 at March 31, 2008 and December 31, 2007)	100	60

Total liabilities	23,401	19,160

Commitments and contingencies (note 8)

Stockholders' deficit:
Common stock	257	238
Additional paid in capital	60,090	55,191
Accumulated other comprehensive income	319	354
Accumulated deficit	(70,107)	(58,668)
Total stockholders' deficit	(9,441)	(2,885)
Total liabilities and stockholders' deficit	$13,960	$16,275

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2008	2007

Total net sales	$391	$249
Cost of sales	641	2
Gross margin	(250)	247

Operating expenses:
Product research and development	1,492	1,045
Sales and marketing	1,830	486
General and administrative	2,513	1,118

Total operating expenses	5,835	2,649

Operating loss	(6,085)	(2,402)

Other income (expense, net):
Interest and other income, net	165	94
Interest expense	(9)	(90)
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	(5,510)	(143)

Total other income (expense), net	(5,354)	(139)

Net loss	$(11,439)	$(2,541)

Loss per common share:
Basic and diluted loss per share	$(0.47)	$(0.25)

Basic and diluted – weighted average shares used in per share computations	24,426	10,282

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,439)	$(2,541)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	890	163
Loss on retirement of assets	16	-
Depreciation and amortization	129	27
Deferred interest	-	88
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	5,510	143

Changes in operating assets and liabilities:
Accounts receivable	575	(25)
Inventories	(4,039)	(986)
Other assets	37	502
Prepaid expenses	(186)	43
Accounts payable and other accrued expense	(689)	625
Deferred revenue	(384)	(224)
Other liabilities	(152)	(88)
Net cash used in operating activities	(9,732)	(2,223)

Cash flows from investing activities:
Proceeds from sale of property and equipment	31	-
Purchase of property, plant and equipment	(115)	(101)
Net cash used in investing activities	(84)	(101)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	35	5,000
Debt discounts & deferred financing fees related to conversion	(19)	-
Increase in capital lease liability	24	-
Debt issuance costs	-	(75)
Amortization of debt	(24)	(22)
Proceeds from exercise of stock options	-	122
Proceeds from issuance of common stock	4,500	-
Equity issuance costs	(488)	-
Restricted cash	5,706	-
Net cash provided by financing activities	9,734	4,975

Effect of exchange rate changes on cash	(409)	(90)

Net increase (decrease) in cash and cash equivalents	(82)	2,651

Cash and cash equivalents at beginning of period	1,147	369
Cash and cash equivalents at end of period	$656	$2,930

See notes to condensed consolidated financial statements

NEONODE INC
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The condensed consolidated balance sheet of Neonode Inc (the Company) as of December 31, 2007 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of expected results for the full 2008 fiscal year.

The accompanying financial data as of March 31, 2008 and for the three months ended March 31, 2008, and 2007 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2008, we had an accumulated deficit of $70.1 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2008 and beyond. The report of our independent registered public accounting firm in respect of the 2007 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Subsequent to March 31, 2008, we took steps to restructure our operations and reduce our monthly operational cash expenses . Our goal is to reduce our operational cash expenses to approximately $600,000 per month. On May 19, 2008, we completed a private placement offering raising $4.0 million, net of offering expenses, of additional funds through the reduction of the exercise price of existing outstanding warrants to purchase our common stock. Although we have been able to fund our operations to date, there is no assurance that the combination of our cost reduction efforts or that we will be able to attract the additional capital or other funds needed to sustain our operations.

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

In January 2008, we discovered a technical issue that affected the quality of the voice reception of our N2 phone in the sub 900 Megahertz bandwidth. As a result, we undertook a voluntary program to recall and modify the phones that our customers held in inventory in order to bring the quality of the voice reception up to our standards. Because we recalled the phones held in our customers inventory, our customers withheld payment of amounts due to us until such time as we are able to return the phones that we recalled and modified to them. When the modifications are completed we may choose to redistribute the recall phones among our existing customers or to new customers. We completed the product modification related to the recall on May 15, 2008.

We did not ship any new phones in the three months ended March 31, 2008 and our finished goods inventory increased by $4.1 million at March 31, 2008 compared to December 31, 2007. Since we may choose to redistribute the modified phones among our existing customers or to new customers we recorded a reserve against our accounts receivable amounting to $4.0 million and reduced our deferred revenue accordingly.

2. Summary of significant accounting policies

For a complete list of significant accounting policies these condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007.

Fiscal Year

Our fiscal year is the calendar year.

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

Reclassification

Certain items have been reclassified from the presentation on the prior year. On the balance sheet at December 31, 2007, we reduced other assets and accounts payable by $648,000 to provide a comparable presentation to the Balance sheet at March 31, 2008 related to amounts owed to us by our contract manufacturer. The amounts due from Balda are offset against amounts we owe to Balda.

Restricted Cash

As of December 31, 2007, we provided bank guaranties totaling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired at December 29, 2007 and the funds were released by our bank to cash on January 2, 2008. The cash restricted from withdrawal by our bank to secure the obligations of the bank guaranty is shown as restricted cash within current assets. As of March 31, 2008, we provided a cash deposit totaling $169,000 related to the lease on our new headquarters office in Stockholm, Sweden.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after 15 December 2008, and will be adopted by us in the first quarter of 2009. The adoption of SFAS 141R will affect the way we account for any acquisitions made after January 1, 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements . The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in fiscal year 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 , as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. . We do not expect the adoption of SFAS 161 to have a material impact on our financial position, and we will make all necessary disclosures upon adoption, if applicable.

3.  Inventories

At March 31, 2008 and December 31, 2007, inventories consisted of parts, materials and finished products as follows (in thousands):

	March 31, 2008	December 31, 2007

Parts and materials	$1,007	$247
Finished goods held at customer locations	5,124	1,243
Finished goods held at manufacturing partner	5,322	5,120
Total inventories	$11,453	$6,610

Parts and materials consist of components purchased by us in order to reduce the production lead time of our products. Finished goods held at manufacturing partner locations consist of N2 phones and accessories located at our manufacturing partner or with our web sales partner. Inventory at our manufacturing partner is being modified under our voluntary recall program. Finished goods held at customer locations consists of N2 phones that have been shipped to distributors but remain in their inventories at the end of the period for which revenue has been deferred.

4.   Convertible Debt and Notes Payable

Our convertible debt and notes payable consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Senior Convertible Secured August Bridge Notes (face value $2,800)	$2,635	$2,634
Senior Convertible Secured Notes September 2007 (face value $3,053 at March 31, 2008 and $3,058 at December 31, 2007)	1,100	1,112
Loan - Almi Företagspartner	103	120
Capital leases – office copying machines	97	72
Total	3,935	3,938

Unamortized debt discount	3,716	3,746
Total debt, net of debt discount	219	192

Less: short-term portion of long-term debt	119	132

Long-term debt	$100	$60

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2008 remaining	$2,874
2009	24
2010	3,058
Thereafter	-
Total principal payments	$5,956

Senior Convertible Secured August Bridge Notes

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement (August Bridge Notes or Bridge Notes), dated as of July 31, 2007, amended August 1, 2007 and September 26, 2007. The August Bridge Notes are convertible into the units offered in the September 26, 2007 financing agreement described below. We received $3,250,000 from the Bridge Note offering and issued an option to invest $750,000, at the same terms and conditions as the Bridge Notes, to one of the Bridge Note investors/financial advisor as part of a longer range financing plan. The August Bridge Notes originally matured on December 31, 2007, however the maturity of these notes was extended to June 30, 2008 in conjunction with the September 2007 financing described below. The option to invest $750,000 had an expiration date of December 31, 2007 when issued, however, this option was extended on December 31, 2007 to March 31, 2008 and subsequently extended on March 24, 2008 to June 30, 2008.

The August Bridge Notes, due June 30, 2008, bear 8% per annum interest and are convertible into purchase units that are made up of a combination of shares of our common stock, debt and warrants in accordance with the September 26, 2007 financing agreement. The note holders have a right to convert their notes anytime before June 30, 2008 into a total of 933.33 purchase units. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $3.92 per share. For accounting purposes the embedded conversion feature was determined to meet the definition of a derivative and was recorded as liability. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares the instrument could be convertible into was not fixed. Accordingly, the embedded conversion feature is bifurcated from the debt host instrument and treated as a liability, with the offset to debt discount. The related warrants were also recorded as a liability for the same reason.

On September 26, 2007, certain holders of the August Bridge Notes converted an aggregate of $454,900 of debt and accrued interest into units offered in the September 26, 2007 financing described below. The debt holders of the August Bridge Notes that were converted received $227,450 three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 75,817 shares of our common stock and 5-year warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share. The fair value of the 5-year warrants totaled $340,000 and was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 33% and interest rate of 4.2%. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period.

The fair value of the embedded conversion feature related to the Bridge Notes was calculated at September 26, 2007 using the Black-Scholes option pricing model and amounted to $3.3 million. The assumptions used for the Black-Scholes option pricing model were a term of 0.76 years, volatility of 99% and a risk-free interest rate of 4.16%. The $3.3 million was recorded as “Embedded derivatives of convertible debt” and a debt discount. The debt discount exceeded the amount of recorded debt, which resulted in a charge of $654,000 for the difference between the debt discount and the value of the debt. The remaining debt discount balance is allocated to interest expense based on the effective interest rate method, with an effective interest rate of 7,330%, over the nine-month term of the notes. The value of the embedded conversion feature is revalued at each period-end and the liability is adjusted with the offset recorded as “Non-cash financial items.” The liability of the embedded conversion feature amounted to $791,000 at March 31, 2007 which is a decrease of $713,000 from December 31, 2007. The assumptions used for the Black-Scholes option pricing model at March 31were a term of 0.49 years, volatility of 111,1% and a risk-free interest rate of 1.51%.

The fair value of option to purchase $750,000 of August Bridge Notes at a future date amounted to $716,000 based on the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 0.39 years, volatility of 99% and interest rate of 4.16%. The fair value was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as other current liability. At December 31, 2007, this option was extended to March 31, 2008 as part of debt negotiations in a private placement that was abandoned in February 2008. At December 31, 2007, the value of the extension of this option was calculated amounting to $475,000 and recorded as a deferred financing fee under “Prepaid expense” relating to the financing under negotiation at December 31, 2007. The assumptions used for the Black-Scholes option pricing model were a term of 0.27 years, volatility of 99%-157% and interest rates of 3.36 to 3.49%.When this financing package was abandoned in February 2008, the value of the option recorded as deferred financing fees was charged to “Financing fees and other non-cash financing items”. On March, 31, 2008, the expiration of the option was extended again to June 30, 2008. The value of the extension of this option was calculated using the Black-Scholes option pricing model and amounted to $43,000. The assumptions used for the Black-Scholes option pricing model were a term of 0.27 years, volatility of 72% and interest rate of 1.24%. The $43,000 value of the warrants was recorded as a liability with the corresponding amount recorded as a non-cash finance expense.

On April 17, 2008, the investor exercised 50% of the $750,000 option by investing $375,000 and purchasing Bridge Notes that are convertible into units in accordance with the September 26, 2007 financing agreement described below.

On September 26, 2007, the August bridge note holders that had not converted their debt were given three year warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. In addition, the Bridge Note holders agreed to delay the right to convert their Bridge Notes until after March 15, 2008 and until June 30, 2008. The fair value of the warrants issued to the holders of the $2.8 million of Bridge Note was calculated at September 26, 2007 as $706,000 using the Black-Scholes option pricing model. The fair value of the warrants was recorded as a debt issuance cost to be allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. The warrants were classified as a liability due to the same reason as above. The assumptions used for the Black-Scholes option pricing model were a term of 0.76 years, volatility of 116% and a risk-free interest rate of 4.16%. As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of additional warrants, the modifications were significant enough to trigger debt extinguishment accounting resulting in a debt extinguishment charge amounting to $540,000. The liability for the warrants issued to the August Bridge Note holders is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items.” At March 31, 2008, the revalued liability amounted to $472,000 resulting in an decrease from December 31, 2007 in “Non-cash financial items” of $136,000 in the first quarter of 2008. The assumptions used for the Black-Scholes option pricing model when calculating the value of the warrants at March 31, 2008 were a term of 2.49 years, volatility of 128% and a risk-free interest rate of 1.71%.

Senior Convertible Secured Notes September 26, 2007 Financing

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

The embedded conversion feature in the debt host met the definition of a derivative and liability classification in accordance with SFAS 133 and EITF 00-19. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares the instrument could be convertible into was not fixed. Accordingly, the embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash financial items.” We allocated the proceeds first to the warrants based on their fair value with the remaining balance allocated between debt, $771,000, and equity, $669,000, based on their relative fair values.

The warrants met the definition of a liability for the same reason as the embedded conversion feature described above. The fair value of the warrants issued in conjunction with issuance of shares of our common stock and convertible debt totaled $4.3 million on its issue date and was recorded as a liability pursuant to the provisions of EITF No. 00-19 . The fair value of the warrants was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 116% and a risk-free interest rate of 4.2%. The value of these warrants at March 31, 2008 decreased to $3.2 million compared to $3.7 million at December 31, 2007and the offsetting amount of $511,000 was recorded in “Non-cash charges for conversion features and warrants.”

The fair value of the conversion feature related to the September 26, 2007 convertible notes totaled $1.9 million at September 26, 2007. The fair value of the conversion feature was recorded as a debt discount. The liability of the embedded conversion feature decreased to $791 thousand at March 31, 2008 compared to $1.5 million at December 31, 2007 with the offset of $713,000 recorded in “Non-cash financial items.” The debt discount exceeded the fair value of the debt, resulting in a charge of $902,000 for the difference between the debt discount and the fair value of the debt. The remaining debt discount is allocated to interest over the three-year term of the notes expense using the effective interest rate method .

The September 26, 2007 financing agreement also contains anti-dilution features for each of the common stock, convertible debt and the warrants whereby these instruments are protected separately for 18 months against future private placements made at lower share prices.

As part of the September 2007 Private Placement, we agreed to issue 142.875 unit purchase warrants to Empire for advisory services provided in connection with the placement. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a five-year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance, the fair value of the unit purchase warrants issued to Empire totaled $614,000 and was included in the issuance costs related to the September financing. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 99% and a risk-free interest rate of 4.2%. At March 31, 2008, the fair value of the unit purchase warrants issued to Empire decreased to $402,000 from $509,000 at December 31, 2007 with the adjusting offset of $107,000 recorded in “Non-cash charges for conversion features and warrants.” The assumptions used for the Black-Scholes option pricing model at March 31, 2008 were a term of 4.5 years, volatility of 92% and a risk-free interest rate of 4.5%.

Derivatives

As discussed above the senior secured, bridge and promissory notes issued above contain embedded conversion features. Pursuant to SFAS 133 and EITF 00-19 the conversion features are considered embedded derivatives and are included in “Embedded derivative of convertible debt.” At the time of issuance of the senior secured notes, the fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes using the effective interest rate method. Changes in the fair value of the conversion feature are recorded in “Non-cash charges for conversion features and warrants.” During the three months ending March 31, 2008 and 2007, we recorded a charge of $18,000 and $91,000 of interest expense associated with the amortization of the debt discounts along with a charge of $1.9 million and $52,000 associated with the changes in the fair value of embedded conversion features recorded as liabilities, respectively.

Conversion of Outstanding Convertible Debt

On January 28, 2008, a holder of convertible notes issued on September 26, 2007 elected to convert an aggregate amount of debt and accrued interest amounting to $35,000. The conversion resulted in the issuance of 10,000 shares of common stock at $3.50. The debt discounts, conversion features and deferred financing fees that related to the loans that were converted amounted to an aggregate of $20,000. The net amount of $15,000 was recorded in equity.

Almi Företagspartner

On April 6, 2005, Neonode AB entered into a loan agreement with Almi Företagspartner (“Almi”) in the amount of SEK 2,000,000, or approximately $336,000 U.S. Dollars based on the March 31, 2008 exchange rate, with 40,000 detachable warrants in Neonode AB (corresponding to 72,000 warrants when converted into Neonode Inc. shares). The loan has an expected credit period of 48 months with an annualized interest rate of 2%. We were not required to make any repayments of principal for the first nine months. Quarterly repayments of principal thereafter amounted to SEK 154,000, or approximately $24,000 U.S. Dollars based on average exchanges rates for the three month period ending March 31, 2008. We have the right to redeem the loan at any time prior to expiration subject to a prepayment penalty of 1%, on an annualized basis, of the outstanding principal amount over the remaining term of the loan. A floating charge (chattel mortgage) of SEK 2,000,000, or approximately $336,000 U.S. Dollars, is pledged as security.

The warrants have a term of five years with a strike price of $10.00. The warrants may be called by us for $0.10 should the price of the Company's common stock trade over $12.50 on a public exchange for 20 consecutive days. The warrants were analyzed under EITF 00-19, and were determined to be equity instruments. In accordance with Accounting Principles Board Opinion no. (APB) 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, because the warrants are equity instruments, we have allocated the proceeds of the second Almi loan between the debt and detachable warrants based on the relative fair values of the debt security and the warrants themselves. To calculate the debt discount related to the warrants, the fair market value of the warrants was calculated using the Black-Scholes options pricing model. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 30% and a risk-free interest rate of 4.50%.The aggregate debt discount amounted to $42,000 and is amortized over the expected term of the loan agreement.

5.  Stockholders’ Equity

Effective March 4, 2008, we sold $4.5 million in securities in a private placement to accredited investors (“Investors”) pursuant to a Subscription Agreement, dated March 4, 2008 (“Subscription Agreement”). We sold 1,800,000 shares (“Investor Shares”) of our common stock, $0.01 par value (“Common Stock”), for $2.50 per share. After placement agent fees and offering expenses, we received net proceeds of approximately $4,000,000.

Pursuant to the Subscription Agreement, we granted the Investors piggyback registration rights in respect to the Investor Shares and we are obligated to include the Investor Shares in the next registration statement we file with the SEC, subject to limited exceptions. In addition, we issued an aggregate of 207,492 shares of Common Stock to investors who participated in the September 2007 private placement pursuant to anti-dilution provisions contained as well as certain conversion price of our convertible debt and strike price of certain warrants have been adjusted also pursuant to such anti-dilution provisions. Empire Asset Management Company acted as financial advisor in the private placement and received compensation in connection with the private placement of approximately $450,000 and 120,000 shares of Common Stock.

6.  Fair Value Measurement of Assets and Liabilities

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements  (FAS 157), which became effective for the company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. FAS 157 does not mandate any new fair-value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements. Implementation of this standard did not have a material effect on the Company’s results of operations or consolidated financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions  (FSP 157-1), which became effective for the company on January 1, 2008. This FSP excludes FASB Statement No. 13,  Accounting for Leases , and its related interpretive accounting pronouncements from the provisions of FAS 157.

Also in February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed our application of FAS 157 for certain nonfinancial assets and liabilities until January 1, 2009. In this regard, the major categories of assets and liabilities for which we will not apply the provisions of FAS 157 until January 1, 2009, are long-lived assets that are measured at fair value upon impairment and liabilities for asset retirement obligations.

Our implementation of FAS 157 for financial assets and liabilities on January 1, 2008, had no effect on our existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs we use to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. We had no level 1 assets or liabilities.

 Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. We use Level 2 inputs, primarily prices obtained through third-party broker quotes for the valuation of certain warrants and embedded derivatives.

 Level 3: Unobservable inputs. We did not have assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 inputs).

The following tables shows the classification of our liabilities at March 31, 2008 that are subject to recurring fair value measurements and the roll-forward of these liabilities from December 31, 2007:

	March 31, 2008	Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Warrants issued with debt	$5,048	$-	$5,048	$-
Embedded conversion features	1,950	-	1,950	-
Anti-dilution feature in debt contracts	7,300	-	7,300	-
Total Liabilities at Fair Value	$14,298	$-	$14,298	$-

	Fair value at December 31, 2007	Change in fair value	Fair value at March 31, 2008

Warrants issued with debt	$5,971	$(923)	$5,048
Embedded conversion features	3,536	(1,586)	1,950
Anti-dilution feature in debt contracts	-	7,300	7,300
Total liabilities at fair value	$9,507	$4,791	$14,298

For the common stock, convertible loans and warrants issued under the September 26, 2007 financing agreement, we assigned a probability to the re-pricing scenarios pursuant to the anti-dilution provisions. At September 30, 2007 and at December 31, 2007, we did not consider a re-pricing likely and therefore set the probability to zero.

In January 2008, we discovered a technical issue that affected the quality of the reception of our phones in the 900 Megahertz bandwidth and lower. As a result, we undertook a voluntary program to recall and modify the phones that our customers held in inventory in order to bring the quality of the reception up to our standards. Due to the recall, we stopped all shipments of our N2 phones during the first quarter of 2008, and our customers withheld payment of amounts due to until such time as we are able to return the modified phones to them. As the modifications are completed we may choose to redistribute the inventory among our existing customers or to new customers. We expect to complete the product modification by the end of May 2008. As a result of our voluntary recall and that we did not ship any new phones , our finished goods inventory increased by $4.1 million at March 31, 2008 compared the corresponding amounts at December 31, 2007.

In order to cover the negative cash flow resulting from the technical recall and not shipping phones during Q1, we issued common stock on March 4, 2008 for $2.50 per share. This triggered the re-pricing feature on the equity portion of the September financing resulting in the issuance of 207,000 common shares based on a re-priced amount of $2.50 per common share. In addition, we determined that it was probable that additional common stock would be issued in the future and that there may be a re-pricing of outstanding warrants. In order to determine the value of the re-pricing features included with the common stock and warrants issued under the September 27, 2007 financing agreement, we used the Black and Scholes option pricing model. The variables used in the Black & Scholes model at March 31, 2007 for the re-pricing feature related to common stock included a stock price of $3.25, a re-priced put amount of $2.50, volatility of 150%, and a risk-free interest rate of 1.55%. The variables used in the Black & Scholes model for the re-pricing feature related to warrants containing a re-pricing feature included a stock price of $3.25, a warrant put price of $3.92, volatility of 150%, and a risk-free interest rate of 1.55%. Additional charges relating to including the value of the re-pricing feature into the valuation of the common stock and warrants issued under the scope of the September 26, 2007 financing agreement amounted to $7.5 million.

7.  Stock-Based Compensation

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

Stock Options

As of March 31, 2008, we had four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), the 1998 Plan which terminates in June 2008 ;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and

•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of March 31, 2008:
•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at March 31, 2008:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	61,000	—	61,000
1998 Plan	130,000	72,395	—	35,900
Neonode Plan	2,119,140	2,117,332	—	2,117,332
2006 Plan	1,300,000	511,505	528,495	5,000
Director Plan	68,000	42,500	—	15,500

Total	4,163,140	2,804,732	528,495	2,234,732

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,434,732	$1.42 - $ 27.50	$2.58
Granted	410,000	3.45 - $ 3.45	3.45
Cancelled or expired	(40,000)	3.45 - $ 3.45	3.45
Exercised	—	—	—
Outstanding at March 31, 2008	2,804,732	$1.42 - $ 27.50	$2.69

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

We granted options to purchase 410,000 and 1,544,605 shares of our common stock to employees or members of our Board of Directors (Board) during the three months ending March 31, 2008 and 2007, respectively. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Salary expense for the three months ending March 31, 2008 and 2007 includes a stock compensation charges relating to the above issuance of employee and director stock options. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

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

	Three months ended March 31, 2007	Three months ended March 31, 2008	Remaining unamortized expense at March 31, 2008
Stock based compensation	$163	$890	$1,430

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 3 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in three months ended March 31	2008	2007
Expected life (in years)	2.11	4.57
Risk-free interest rate	3.32%	5.75%
Volatility	163.66%	119.53%
Dividend yield	0.00%	0.00%

The weighted average grant-date fair value of options granted during the three months ended March 31,2008 and 2007 was $2.67 and $1.51, respectively. There were no stock options exercised during the three months ending March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $35,754.

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

8. Warranty Obligations and Other Guarantees:

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.

Our products are generally warranted against defects for 12 months following the sale. We have a 12 month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer are provided at the time of revenue recognition and are based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges are expensed as incurred. We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. Our estimate of costs to service our warranty obligations is based on our expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin.

The following table sets forth an analysis of our warranty reserve (in thousands):

	March 31,	December 31,
	2008	2007
Warranty reserve at beginning of period	$95	$-
Less: Cost to service warranty obligations	(8)
Plus: Increases to reserves	-	95
Total warranty reserve included in other accrued expenses	$87	$95

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2008 and December 31, 2007, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2008 and December 31, 2007, respectively.

We are the secondary guarantor on the sublease of our previous headquarters until March 2010. We believe we will have no liabilities on this guarantee and have not recorded a liability at March 31, 2008.

9.  Concentration of Credit and Business Risks

Our trade accounts receivable are concentrated among a small number of customers, principally located in Europe and India. Two customers accounted for 57% of our outstanding accounts receivable at March 31, 2008 compared to two customers who accounted for more than 92% of total accounts receivable at March 31, 2007.

Sales to individual customers in excess of 15% of net sales for the three months ended March 31, 2008 included sales to A&C Systems located in Belgium of $207,000, or 30% of net sales in Czechoslovakia and Hungary of $186,000, or 27% of net sales. Sales to individual customers in excess of 15% of net sales for the three months ended March 31, 2007 included sales to a major Asian manufacturer located in Korea of $225,000, or 90% of net sales. All sales were executed in Euros or U.S. dollars.

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

10.  Net Loss Per Share

Basic net loss per common share for the three months ended March 31, 2008 and 2007 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

However, common stock equivalents of approximately 723,128 and 68,371 stock options and 7.7 million and 232,000 warrants to purchase common stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months ended March 31,
	2008	2007
Basic Earnings Per Share:

Net loss available to common shareholders	$(11,439)	$(2,541)

Number of shares for computation of earnings per share	24,426	10,282

Basic loss per share	$(0.47)	$(0.25)

Diluted Earnings Per Share:

Weighted average number of common shares outstanding during the year	24,426	10,282

Assumed issuance of stock under warrant plus stock issued the employee and non-employee stock option plans	(a)	(a)

Number of shares for computation of earnings per share	24,426	10,282

Diluted loss per share	$(0.47)	$(0.25)

(a)	In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

11.  Segment Information

We have one reportable segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information . We currently operate in one industry segment: the development and selling of multimedia mobile phones. To date, we have carried out substantially all of our operations through our subsidiary in Sweden, although we do carry out some development activities together with our manufacturing partner in Malaysia.

Sales to individual countries in excess of 15% of net sales for the three months ended March 31, 2008 included sales to Belgium of $207,000, or 30% of net sales and sales to Czech & Hungary of $186,000, or 27% of net sales. Sales to individual customers in excess of 15% of net sales for the three months ended March 31, 2007 included sales to a major Asian manufacturer located in Korea of $225,000, or 90% of net sales. All sales were executed in Euros or U.S. dollars.

12.  Subsequent Events

Subsequent to March 31, 2008, we took steps to restructure our operations and reduce our monthly operational cash expenses . Our target is to reduce our operational cash expenses to an amount not to exceed $600,000 per month.

We completed a $4.8million private placement, that will close on May 21, 2008, primarily to prior security holders, directors, affiliates of management and institutional investors .We offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis for a limited period, ended May 19, 2008. In all, 3.8 million outstanding warrants were exercised at a strike price of $1.27 per warrant (including $375,000 of surrender of debt). In addition, we issued two new common stock purchase warrants, with an exercise price of $1.45, for each outstanding warrant exercised. We also extended the maturity date of $2.85 million of convertible debt that was due on June 30, 2008 until December 31, 2008 by issuing the note holders 879,844 common stock purchase warrants, with an exercise price of $1.45. In total, approximately 8.5 million new warrants were issued to investors or note holders at the exercise price of $1.45 per share. Empire Asset Management Company acted as financial advisor for the transaction. The securities in this private placement were sold under Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

After the financing, we have outstanding approximately 29 million shares of common stock, 13.9 million warrants to purchase common stock, at $1.45 per share, and 2.8 million employee stock options outstanding.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and financial statements for the year ended December 31, 2007.

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

The first model of our touchscreen multimedia mobile phone, the N1, was released in November 2004. The N1 was primarily a concept phone that was sold in limited quantities from late 2004 to early 2006. The N2 is our first production-quality product. We began shipping the N2 to customers in mid-July 2007 and have shipped approximately 31,000 units from July 2007 through December 31, 2007. We did not ship any new phones in the three months ended March 31, 2008 and our finished goods inventory increased by $4.1 million at March 31, 2008 compared to December 31, 2007.

In January 2008 we discovered a technical issue that affected the quality of the voice reception of our N2 phone in the sub 900 Megahertz bandwidth. As a result, we undertook a voluntary program to recall and modify the phones that our customers held in inventory in order to bring the quality of the voice reception up to our standards. Due to the recall, we stopped all shipments of our N2 phones during the first quarter of 2008 and as a result our customers withheld payment of amounts due to until such time as we are able to return the modified phones to them. When the modifications are completed we may choose to redistribute the recall phones among our existing customers or to new customers. Since we may choose to redistribute the modified phones among our existing customers or to new customers we recorded a reserve against our accounts receivable amounting to $4.0 million and reduced our deferred revenue accordingly. We expect to complete the product modification related to the recall by the end of May 2008.

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

We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2008, we had an accumulated deficit of $70.1 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2008. The report of our independent registered public accounting firm in respect of the 2007 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Subsequent to March 31, 2008, we took steps to restructure our operations and reduce our monthly operational cash expenses . Our goal is to reduce our operational cash expenses to approximately $600,000 per month. On May 19, 2008, we completed a private placement offering raising $4.0 million, net of offering expenses, of additional funds through the reduction of the exercise price of existing outstanding warrants to purchase our common stock. Although we have been able to fund our operations to date, there is no assurance that the combination of our cost reduction efforts or that we will be able to attract the additional capital or other funds needed to sustain our operations.

We are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” in Part II. Principal risks include uncertainty of growth in market acceptance for our products, history of losses since inception, ability to remain competitive in response to new technologies, costs to defend, as well as risks of losing patent and intellectual property rights, reliance on limited number of suppliers, reliance on outsourced manufacture of our products for quality control and product availability, ability to increase production capacity to meet demand for our products, concentration of our operations in a limited number of facilities, uncertainty of demand for our products in certain markets, ability to manage growth effectively, dependence on key members of our management and development team, limited experience in conducting operations internationally, and ability to obtain adequate capital to fund future operations.

Background

The merger (Merger) of SBE, Inc and the former Neonode Inc closed on August 10, 2007. The merged entity then changed its name to Neonode Inc. For accounting purposes, the Merger was accounted for as a reverse merger with Neonode as the accounting acquirer. Thus, the historical financial statements of the former Neonode Inc have become our historical financial statements and the results of operations of our company. The audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and discussion of our financial condition and results of operations for the year ended December 31, 2006 below reflect the former Neonode’s stand-alone consolidated operations. Our consolidated financial statements include the former Neonode Inc accounts, those of its wholly-owned subsidiary, Neonode AB, and, from August 10, 2007, the former SBE, Inc’s accounts and the accounts of SBE, Inc’s wholly-owned subsidiary Cold Winter, Inc.

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

Revenue Recognition

Our policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment for direct sales. Our policy complies with the guidance provided by the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. We recognize revenue from the sale of our mobile phones when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

To date, our revenues have consisted primarily of sales to distributors located in various 13 regions. We may allow, from time to time, certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have sufficient history of making price adjustments. We, therefore, defer recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they have resold our products to their customers. Although revenue recognition and related cost of sales are deferred, we record an accounts receivable at the time of initial product shipment. As standard terms are generally FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment.

For products sold to distributors with agreements allowing for price protection and product returns, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer based on information received from our distributors. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time.

Revenue from products sold directly to end-users though our web sales channels is generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment.

From time to time we derive revenue from license of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements will generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

Revenue for the three months ended March 31, 2008 includes revenue from the sales of our N2 multimedia mobile phones. Revenue for the three months ended March 31, 2007 includes revenue from the sales of our first mobile phone, the N1, and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of March 31, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

The net revenue related to this agreement was allocated over the term of the agreement, amounting to $0 and $225,000 for the three month period ending March 31, 2008 and 2007, respectively. The contract also includes consulting services to be provided by Neonode on an “as needed basis.” The fees for these consultancy services vary from hourly rates to monthly rates and are based on reasonable market rates for such services. To date, we have not provided any consulting service related to this agreement. Generally, our customers are responsible for the payment of all shipping and handling charges directly with the freight carriers.

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

Research and Development

Research and Development (R&D)costs are expensed as incurred. R&D costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs Research and development costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets . If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.

Stock Based Compensation Expense

We account for stock-based employee compensation arrangements in accordance with SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R) . We account for equity instruments issued to non-employees in accordance with SFAS 123R and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , which require that such equity instruments be recorded at their fair value and the unvested portion is re-measured each reporting period. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Debt Issued with Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion 14, Accounting for Convertible Debts and Debts issued with stock purchase warrants, if they meet equity classification . We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves.

Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to SFAS 133 , Accounting for Derivative Instruments and Hedging Activities, as amended (together, SFAS 133. We account for these derivatives under SFAS 133.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2008 and December 31, 2007. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and therefore no material adjustment to the January 1, 2007 balance of retained earnings. As of March 31, 2008 and December 31, 2007, unrecognized tax benefits approximated $0, respectively.

New Accounting Pronouncements

The following are expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determined the effect, if any, the adoption of these pronouncements would have on our results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after 15 December 2008, and will be adopted by us in the first quarter of 2009. The adoption of SFAS 141R will affect the way we account for any acquisitions made after January 1, 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements . The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in fiscal year 2009. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 , as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. . We do not expect the adoption of SFAS 161 to have a material impact on our financial position, and we will make all necessary disclosures upon adoption, if applicable.

Results of Operations

The following table sets forth, as a percentage of net sales, certain statements of operations data for the three months ended March 31, 2008 and 2007. These operating results are not necessarily indicative of Neonode’s operating results for any future period.

	2008	2007
Net sales	100%	100%
Cost of sales	164%	1%
Gross margin	(64)%	99%
Operating expenses:
Research and development	382%	420%
Sales and marketing	469%	195%
General and administrative	643%	449%
Total operating expenses	1,494%	1,064%
Operating loss	(1,558)%	(965)%

Other income (expense):
Interest income and other, net	42%	38%
Interest expense	(2)%	(36)%
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	(1,410)%	(58)%
Total other expense	(1,370)%	(56)%
Net loss	(2,928)%	(1,021)%

Net Sales

Net sales for the three months ended March 31, 2008 were $391,000, a 57 % increase from $249,000 from the three months ended March 31, 2007. We launched the N2 model of our multimedia mobile phone in mid-February 2007. The N2 phone represents our first mobile phone handset that was released on a wide-spread basis to customers. We began shipping the N2 to our first customers in July of 2007. Our revenue for the three month period ending March 31, 2008 were related to the sell-through of the N2 phones amounting to $391,000. We did not ship any new N2 phones in the three months ended March 31, 2008 and our finished goods inventory increased by $4.1 million at March 31, 2008 compared to December 31, 2007. Phone sales included in revenue for the three months period ending March 31, 2007 were related to the N1 phones and amounted to $21,000.

In January 2008 we discovered a technical issue that affected the quality of the voice reception of our N2 phone in the sub 900 Megahertz bandwidth. As a result, we undertook a program to recall and modify the phones that our customers held in inventory in order to bring the quality of the voice reception up to our standards. Due to the recall, we stopped all shipments of our N2 phones during the first quarter of 2008 and as a result our customers withheld payment of amounts due to until such time as we are able to return the modified phones to them. When the modifications are completed we may choose to redistribute the recall phones among our existing customers or to new customers.

License revenue for the three months ended March 31, 2008 amounted to $9,000 compared to $225,000 for the same period in 2007. The license revenue reported in the three month period ending March 31, 2008 relates to residual license revenues from the sale of the SBE software business in August 2007. The license revenue reported in the three month period ending March 31, 2007 relates to a July 2005 licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received an initial payment of approximately $2.0 million plus will receive 2 Euros for each device manufactured using our technology in return for granting an exclusive right to use our software for a period that expired in July 2007. We extended the contract for an additional one year period until July 2008 without the exclusive rights. The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties to use our licensed technology in other devices than mobile phones.

We sell our products through a direct sales force that supports our distributors. In 2007, we will concentrate our sales efforts on selected large markets in the European and Indian markets. In 2008, we plan an expansion into the North and South American and the Chinese markets through Neonode USA, a joint venture between Neonode Inc and Distribution Management Consolidators Worldwide, LLC (DMC).

Gross Margin

Gross profit (loss) as a percentage of net sales was (64%) and 99% for the three months ended March 31, 2008 and 2007. Our cost of goods include the direct cost of production of the phone plus indirect costs such as the cost of our internal production department and accrued estimated warranty costs. Gross loss for the three month period ending March 31, 2008 is a result of low sales volumes that were unable to efficiently absorb the cost of our internal production department.

We began producing and shipping our commercially available N2 mobile phone handsets in the second half of 2007. The cost of goods in the first quarter of 2008 reflects the cost to produce the N2 mobile phone handsets.

Product Research and Development

Product research and development (R&D) expenses for the three month period ending March 31, 2008 were $1.5 million, a 50% increase over $1.0 million for the same period in 2007. Factors that contributed to the increase in R&D costs include a quarter- over-quarter increase in the headcount of our engineering department from 11 in the first three months of 2007 to 14 in three month period ending March 31, 2008 resulting in an increase of approximately $100,000. In addition, there was an increase in external consultancy costs of approximately $400,000 related to the further development of the N2 as well as early stage development of successor products.

Sales and Marketing

Sales and marketing expenses for the three month period ended March 31, 2008 were $1.8 million compared to $486,000 for the same period in 2007, an increase of 277%. This increase in 2008 over 2007 is primarily related to increases in product marketing activities such as advertising agency fees and marketing co-op expenses as well as an increase in sales and marketing headcount in order to strengthen the sales force for the product rollout on the European market.

General and Administrative

General and administrative expenses for the three months ended March 31, 2008 were $2.5 million, a 125% increase from $1.1 million for the same period in 2007.

The increase in 2008 over 2007 is primarily related to an increase in headcount of four employees along with general overhead expense after the August 10, 2007 merger with SBE whereby Neonode became a publicly traded company.

Interest Expense

Interest expense for the three month period ended March 31, 2008 was $9,000 as compared to $90,000 for the same period ended March 31, 2007. The $81,000 decrease is primarily due to the allocation of interest paid on the outstanding debt during the first three months of 2008 using the effective interest method since substantially all debt that was outstanding in the first quarter of 2007 was converted into equity prior to the merger and new debt with substantially lower face amounts was raised.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants

Charges related to debt extinguishments and debt discounts

Charges related to debt discounts and deferred financing fees for the three months ended March 31, 2008 amounted to $2.2 million compared to $91,000 for the three months ended March 31, 2007. The $2.1 million increase is due a combination of the amortization of the debt discounts and deferred financing fees as well as the cost of extending certain warrants in the process of obtaining additional financing.

Non-Cash valuation for Conversion Features and Warrants

Due to various financing arrangement as described in the notes to the financial statements, we carry certain warrant as liabilities on our balance sheet. In addition, we have recorded the value of the conversion features in outstanding debt as a liability in our financial statements. These warrants and the value of the conversion features are valued at the end of each reporting period and marked to market. During the three months ended March 31, 2008, we recorded changes in the value of the warrants and conversion features amounting to a charge of $5.5 million compared to a charge of $52,000 for the three month period ended March 31, 2007. Factors that affect the valuation of the warrants and conversion features in the three month period ending March 31, 2008 are changes in our stock price, volatility of our stock price over time, interest rates and the time period remaining for the warrants and conversion features being valued.

Income Taxes

Our effective tax rate was 0% in the three months ended March 31, 2008 and 2007, respectively. We recorded valuation allowances for the three month periods ending March 31, 2008 and 2007 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $11.4 million for the three month period ending March 31, 2008 compared to a net loss of $2.5 million in the comparable period in 2007.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases noted above. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements

Liquidity and Capital Resources

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2007 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Subsequent to March 31, 2008, we took steps to restructure our operations and reduce our monthly operational cash expenses . Our goal is to reduce our operational cash expenses to approximately $600,000 per month. Although we have been able to fund our operations to date, there is no assurance that the combination of our cost reduction efforts or that we will be able to attract the additional capital or other funds needed to sustain our operations. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at March 31, 2008 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact Neonode’s future operating results. Certain of Neonode loans are in Swedish kronor and fluctuations in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact both the interest and future principal payments associated with these loans.

At March 31, 2008, we had cash and cash equivalents of $825,000, as compared to $6.8 million at December 31, 2007. Included in this cash are amounts held as restricted cash of $169,000 and $5.7 million at March 31, 2008 and December 31, 2007, respectively. In the three months ended March 31, 2008, $9.7 million of cash was used in operating activities, primarily as a result of an increase in inventory amounting to $4.0 million, a decrease in accounts receivable and other assets amounting to $0.5 million, a decrease in accounts payable and other liabilities amounting to $0.8 million and our net loss of $4.0 million adjusted by the following non-cash items (in thousands):

Depreciation and amortization	$129
Loss on disposal of fixed assets	16
Deferred interest	(61)
Debt discounts and deferred financing fees	2,219
Stock-based compensation expense	890
Change in fair value of embedded derivatives and warrants	3,291
$6,484

At March 31, 2008, we had outstanding $5.7 million in bank guaranties that were provided at various times during the 12 month period then ended. These bank guaranties were provided as collateral for the performance of our obligations under our agreement with our manufacturing partner except for an amount of $169,000 relating to the leasing agreement for our new premises beginning in April 2008. All the outstanding bank guaranties relating to our manufacturing partner expired at December 29, 2007 and the funds were released by our bank to cash on January 2, 2008 leaving $169,000 as restricted cash at March 31 2008.

Adjusted working capital (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was $4.3 million at March 31, 2008, 2007, compared to an adjusted working capital of $5.8 million at December 31, 2007.

In the three month period ended March 31, 2008, we purchased $84,000 of fixed assets, consisting primarily of manufacturing tooling, computers and engineering equipment.

On March 4, 2008, we sold $4.5 million in securities in a private placement to accredited investors. We sold 1,800,000 shares of our common stock for $2.50 per share. After placement agent fees and offering expenses, we received net proceeds of approximately $4.0 million.

We completed a $4.8million private placement, that will close on May 21, 2008, primarily to prior security holders, directors, affiliates of management and institutional investors .We offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis for a limited period, ended May 19, 2008. In all, 3.8 million outstanding warrants were exercised at a strike price of $1.27 per warrant (including $375,000 of surrender of debt). In addition, we issued two new common stock purchase warrants, with an exercise price of $1.45, for each outstanding warrant exercised. We also extended the maturity date of $2.85 million of convertible debt that was due on June 30, 2008 until December 31, 2008 by issuing the note holders 879,844 common stock purchase warrants, with an exercise price of $1.45. In total, approximately 8.5 million new warrants were issued to investors or note holders at the exercise price of $1.45 per share. Empire Asset Management Company acted as financial advisor for the transaction. The securities in this private placement were sold under Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

After the financing, we have outstanding approximately 29 million shares of common stock, 13.9 million warrants to purchase common stock, at $1.45 per share, and 2.8 million employee stock options outstanding.

The majority of our cash since February 2006 has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock and the sale of our common stock to private investors. We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. Our operations are not cash flow positive and we will be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

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

Changes in Internal Control over Financial Reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm. As discussed elsewhere in this report, the merger between SBE and Neonode on August 10, 2007 represented a significant change in our business and financial operations. Having occurred in the final third of the fiscal year, the merger left management with insufficient time to finalize integration and consolidate operations to fully assess the effectiveness of internal control over financial reporting. Our new operating subsidiary was not previously subject to Commission reporting standards, including those relating to internal control over financial reporting. The merger resulted in new employees, systems, and processes at fiscal year-end that were significantly different from those in place for the majority of the fiscal year. We also experienced a change in most members of senior management and the board of directors upon the merger. As a result, our management believed it was impracticable to fully and appropriately assess our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

As of the period ended March 31, 2008, we undertook the following changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. In March 2008, we closed an aggregate of $4.5 million of private equity financing. If our operations do not become cash flow positive as projected we will be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We have never been profitable and we anticipate significant additional losses in the future .

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

If we fail to develop and introduce new products and services successfully and in a cost effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer .

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

Our products are built by a production partner. Although we provide our production partner with key performance specifications for the phones, our production partner could:

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

As we build strategic relationships with wireless carriers, we may be exposed to significant fluctuations in revenue for our multimedia phone products .

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

Our common stock is listed on the Nasdaq Capital Market under the symbol NEON. In order for our common stock to continue to be listed on the Nasdaq Capital Market, we must satisfy various listing maintenance standards established by Nasdaq. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million or market capitalization of $35 million and public float value of at least $1.0 million and our common stock must have a minimum closing bid price of $1.00 per share .

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit #	Description
2.1
Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated January 19, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 22, 2007 ) ( In accordance with Commission rules, we supplementally will furnish a copy of any omitted schedule to the Commission upon request )

2.2
Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated May 18, 2007, effective May 25, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 29, 2007 )

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
10.17
Note Purchase Agreement between SBE, Inc. and Neonode Inc., dated May 18, 2007, effective May 25, 2007 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 29, 2007 )

10.18	Senior Secured Note issued to SBE, Inc., dated May 18, 2007, effective May 25, 2007 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on May 29, 2007 )
10.19	Amendment to Security Agreement, dated July 31, 2007

10.20	Amendment to Stockholder Pledge and Security Agreement, dated July 31, 2007
10.21	Note Purchase Agreement, dated July 31, 2007
10.22	Amendment to Note Purchase Agreement, dated August 1, 2007
10.23	Amendment No. 2 to Note Purchase Agreement, dated December 21, 2007
10.24	Amendment No. 3 to Note Purchase Agreement, dated March 31, 2008
10.25	Senior Secured Note, dated August 8, 2007 ( incorporated by reference to Exhibit 10.22(a) of our Current Report on Form 8-K filed on October 2, 2007 )
10.26	Amendment to Senior Secured Note, dated September 10, 2007 ( incorporated by reference to Exhibit 10.22(b) of our Current Report on Form 8-K filed on October 2, 2007 )
10.27
Form of Common Stock Purchase Warrant issued pursuant to Amendment to Senior Secured Notes, dated September 10, 2007 ( incorporated by reference to Exhibit 10.22(c) of our Current Report on Form 8-K filed on October 2, 2007 )

10.28	Subscription Agreement, dated September 10, 2007 ( incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed on October 2, 2007 )
10.29	Convertible Promissory Note ( incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K filed on October 2, 2007 )
10.30	Form of Common Stock Purchase Warrant ( incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K filed on October 2, 2007 )
10.31	Form of Unit Purchase Warrant ( incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K filed on October 2, 2007 )
10.32	Subscription Agreement, dated March 4, 2008 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2008 )
10.33	Asset Purchase Agreement with One Stop Systems, Inc., dated January 11, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 12, 2007 )
10.34	Asset Purchase Agreement with Rising Tide Software, dated August 15, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 24, 2007 )
10.35	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 with Alexander Properties Company
10.36	Lease for Warfvingesväg 45, SE-112 51 Stockholm, Sweden dated October 16, 2007 with NCC Property G AB
10.37	1998 Non-Officer Stock Option Plan, as amended ( incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-8 (333-63228) filed on June 18, 2001 )+
10.38
2001 Non-Employee Directors’ Stock Option Plan, as amended ( incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, as filed on January 27, 2003 )+

10.39	Director and Officer Bonus Plan, dated September 21, 2006 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 26, 2006 )+
10.40	Employment Agreement with Mikael Hagman, dated November 30, 2006+
10.41
Executive Severance Benefits Agreement with Kenneth G. Yamamoto, dated March 21, 2006 (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the period ended January 31, 2007, as filed on March 16, 2007 )+

10.42
Executive Severance Benefits Agreement with David W. Brunton, dated April 12, 2004 (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the period ended January 31, 2005, as filed on March 2, 2005 )+

10.43
Executive Severance Benefits Agreement with Kirk Anderson, dated April 12, 2004 (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the period ended January 31, 2005, as filed on March 2, 2005 )+

10.44	Executive Severance Benefits Agreement with Leo Fang, dated May 24, 2006 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2006 )+
10.45	Executive Severance Benefits Agreement with Nelson Abal, dated August 4, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2006 )+
10.46	Formation and Contribution Agreement for Neonode USA LLC dated January8, 2008
10.47	License Agreement by and among Neonode AB, Neonode Inc. and Neonode USA LLC dated January 8, 2008.
21	Subsidiaries of the registrant
23.1	Consent of BDO Feinstein International AB, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 20, 2008.

Neonode Inc.
Registrant

Date: May 20, 2008	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)