Form 10-Q
period 2008-06-30
Neonode, Inc
filed 2008-08-14
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

The number of shares of registrant's common stock outstanding as of August 12, 2008 was 29,979,493.

PART I Financial Information

NEONODE INC.

INDEX TO JUNE 30, 2008 FORM 10-Q

Item 1	Financial Statements

Condensed Consolidated Balance Sheets as of
June 30, 2008 and December 31, 2007		3

Condensed Consolidated Statements of Operations for the
three and six months ended June 30, 2008 and 2007		4

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2008 and 2007		5

Notes to Condensed Consolidated Financial Statements		6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4	Controls and Procedures	33

PART II	Other Information	34

Item 1A	Risk Factors	34

Item 4	Submission of Matters to a Vote of Security Holders	44

Item 6	Exhibits	45

SIGNATURES

EXHIBITS

PART I.  Financial Information
Item 1.  Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June	December
	30, 2008	31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,096	$1,147
Restricted cash	168	5,702
Trade accounts receivable, net of allowance for doubtful accounts
of $2,140 and $4,264 at June 30, 2008 and December 31, 2007	89	868
Inventory	6,036	6,610
Prepaid expense	535	1,081
Other	222	2
Total current assets	9,146	15,410

Property, plant and equipment, net	463	375
Patents, net	66	95
Other long term assets	177	395
Total assets	$9,852	$16,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of convertible long term debt (face amount $3,003
and $2,895 at June 30, 2008 and December 31, 2007)	$643	$132
Accounts payable	7,130	4,417
Accrued expenses	965	1,391
Deferred revenues	2,609	2,979
Embedded derivatives of convertible debt and warrants	18,636	9,507
Other liabilities	1,695	674
Total current liabilities	31,678	19,100

Long term convertible debt (face amount $3,053 and $3,109 at
June 30, 2008 and December 31, 2007)	77	60

Total liabilities	31,755	19,160

Commitments and contingencies (note 8)

Stockholders' deficit:
Common stock	30	24
Additional paid in capital	60,461	55,405
Accumulated other comprehensive income	311	354
Accumulated deficit	(82,705)	(58,668)
Total stockholders' deficit	(21,903)	(2,885)
Total liabilities and stockholders' deficit	$9,852	$16,275

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Total net sales	$401	$226	$792	$475
Cost of sales	8,382	1	9,023	3
Gross margin (loss)	(7,981)	225	(8,231)	472

Operating expenses:
Product research and development	1,173	1,039	2,665	2,084
Sales and marketing	1,136	484	2,966	970
General and administrative	1,645	1,371	4,158	2,489

Total operating expenses	3,954	2,894	9,789	5,543

Operating loss	(11,935)	(2,669)	(18,020)	(5,071)

Other income (expense, net):
Interest and other income, net	21	87	186	181
Interest expense	(84)	(92)	(93)	(325)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(600)	(16,804)	(6,110)	(16,804)

Total other income (expense), net	(663)	(16,809)	(6,017)	(16,948)

Net loss	$(12,598)	$(19,478)	$(24,037)	$(22,019)

Loss per common share:
Basic and diluted loss per share	$(0.45)	$(1.89)	$(0.92)	$(2.14)

Basic and diluted - weighted average
shares used in per share computations	27,807	10,282	26,115	10,282

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(24,037)	$(22,019)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation expense	949	239
Depreciation and amortization	257	53
Deferred interest	—	211
Write-down of inventory to net realizable value	7,704	—
Debt discounts and deferred financing fees and the valuation
of conversion features and warrants	6,110	16,804
Changes in operating assets and liabilities:
Accounts receivable	849	(699)
Inventories	(6,592)	(673)
Other assets	(219)
Prepaid expenses	(100)	173
Accounts payable and other accrued expense	1,759	1,442
Deferred revenue	(612)	(64)
Other liabilities	1,064	—
Net cash used in operating activities	(12,868)	(4,533)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32	—
Purchase of property, plant and equipment	(312)	(349)
Net cash used in investing activities	(280)	(349)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	9,000
Debt discounts and deferred financing fees related to conversion	—	(209)
Proceeds from exercise of stock options	39	140
Proceeds from issuance of common stock	4,500	—
Equity issuance costs	(486)	—
Proceeds from exercise of option to invest in August note	375	—
Proceeds from exercise of re-priced warrants	4,756	—
Warrant re-pricing costs	(651)	—
Restricted cash	5,994	(875)
Net cash provided by financing activities	14,527	8,056
Effect of exchange rate changes on cash	(430)	—

Net increase (decrease) in cash and cash equivalents	949	3,174
Cash and cash equivalents at beginning of period	1,147	369
Cash and cash equivalents at end of period	$2,096	$3,543
Supplemental disclosure of cash flow information:
Interest paid	$218	$219
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in warrant re-pricing	$13,786	$—
Fair value of warrants issued to financial advisor	$2,018	$—
Fair value of warrants issued to bridge note holder	$842	$—
Conversion of September convertible notes	$35	$—
Value of August note surrendered towards the		—
exercise of re-priced warrants	$375	$—

See notes to condensed consolidated financial statements

NEONODE INC
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The condensed consolidated balance sheet of Neonode Inc (the Company) as of December 31, 2007 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments ,except as otherwise explained in these financial statements, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of expected results for the full 2008 fiscal year.

The accompanying financial data as of June 30, 2008 and for the three and six months ended June 30, 2008, and 2007 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of June 30, 2008, we had an accumulated deficit of $82.7 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2008 and beyond. The report of our independent registered public accounting firm in respect of the 2007 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. During the six months ended June 30, 2008, we raised approximately $8.2 million net cash proceeds though the sale of our securities. (See Note 5 Stockholders’ Equity). Unless we are able to increase our revenues and decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations. We are currently evaluating different financing alternatives including but not limited to selling shares of our common stock or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares. In addition, we have taken steps to restructure our operations and reduce our monthly operational cash expenses. Our target is to reduce our operational cash expenses to an amount less than $600,000 per month. Management and the Board of Directors has determined that the liquidation basis of accounting is not appropriate during the period that we are evaluating all financing alternatives. We continue to pursue and support customers for our N2 mobile handsets and are developing our next generation product and technology offerings. We also revised our business plan so that we can focus our efforts on capitalizing on the special features of our technology and our core engineering competence while at the same time laying the foundation for the future.

Our cash balance on June 30, 2008 totals $2.1 million (including the net proceeds from our March and May financings described above). We project that we have sufficient liquid assets to continue operating into the end of the third quarter of 2008. We estimate that we will need a minimum of approximately $5 million of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending June 30, 2009.

There is no assurance that we will be successful in reducing our operating expense, generating cash flow from operations or obtaining sufficient funding from any source on acceptable terms, if at all. If we are unable to generate cash flow from our operations or secure additional funding and stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing on our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

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

Reclassification

Certain items have been reclassified from the presentation made in the prior year. On the balance sheet at December 31, 2007, we reduced other assets and accounts payable by $648,000 to provide a comparable presentation to the Balance sheet at June 30, 2008 related to amounts owed to us by our contract manufacturer. The amounts due from Balda are offset against amounts we owe to Balda.

Restricted Cash

As of December 31, 2007, we provided bank guaranties totaling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired at December 29, 2007 and the funds were released by our bank to cash on January 2, 2008. The cash restricted from withdrawal by our bank to secure the obligations of the bank guaranty is shown as restricted cash within current assets. As of June 30, 2008, we provided a cash deposit totaling $168,000 related to the lease on our new headquarters office in Stockholm, Sweden.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the potential impact of this statement.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 , as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and its related interpretations (together SFAS 133), and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. . We do not expect the adoption of SFAS 161 to have a material impact on our financial position, and we will make all necessary disclosures upon adoption, if applicable.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, The Meaning of 'Present fairly inconformity with generally accepted accounting principles. We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

3.  Inventories

At June 30, 2008 and December 31, 2007, inventories consisted of parts, materials and finished products as follows (in thousands):

	June 30,	December 31,
	2008	2007

Parts and materials	$—	$247
Finished goods held at customer locations	2,489	1,243
Finished goods held at manufacturing partner	3,547	5,120
Total inventories	$6,036	$6,610

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

In January 2008, we discovered a technical issue that affected the quality of the reception of our phones in the 900 Megahertz bandwidth and lower. As a result, we undertook a voluntary program to recall and modify the phones that our customers held in inventory in order to bring the quality of the reception up to our standards. Due to the recall, we stopped all shipments of our N2 phones during the first quarter of 2008, and our customers withheld payment of amounts due to until such time as we are able to return the modified phones to them. As the modifications were completed we redistributed the inventory that had not been paid for to new customers or are holding it in our inventory for future shipment to new customers. We completed the product modification in May 2008. We have experienced limited success in selling our N2 mobile phone since introduction in the third quarter of 2007 and have reevaluated our selling efforts and the potential markets for the N2 during the second quarter of 2008. Based upon this reevaluation, we decided that it was probable that we may have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a $7.7 million write-down of our inventory during the second quarter of 2008 reducing the value of our inventory to $6.0 million, which represents the estimated realizable value after selling costs of our inventory at June 30, 2008.

4.   Convertible Debt and Notes Payable

Our convertible debt and notes payable consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Senior Convertible Secured August 2007 Bridge Notes (face value $3,003)	$2,665	$2,634
Senior Convertible Secured Notes September 2007 (face value $3,053 at June 30, 2008 and $3,085 at December 31, 2007)	1,100	1,112
Loan - Almi Företagspartner	103	120
Capital leases - office copying machines	92	72
Total	3,960	3,938

Unamortized debt discount	3,240	3,746
Total debt, net of debt discount	720	192

Less: short-term portion of long-term debt	643	132

Long-term debt	$77	$60

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2008 remaining	$2,879
2009	24
2010	3,053
Thereafter	-
Total principal payments	$5,956

Senior Convertible Secured August Bridge Notes

Year Ended December 31, 2007

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement (August Bridge Notes or Bridge Notes), dated as of July 31, 2007, amended August 1, 2007, September 26, 2007 and March 24, 2008. The August Bridge Notes are convertible into the units offered in the September 26, 2007 financing agreement described below. We received $3,250,000 from the Bridge Note offering and issued an option to invest $750,000, at the same terms and conditions as the Bridge Notes, to one of the Bridge Note investors/financial advisor as part of a longer range financing plan. The August Bridge Notes originally matured on December 31, 2007, however the maturity of these notes was extended to June 30, 2008 in conjunction with the September 2007 financing described below and extended again until December 31, 2008 in conjunction with the May 2008 financing described below.

The August Bridge Notes, due December 31, 2008, bear 8% per annum interest and are convertible into purchase units that are made up of a combination of shares of our common stock, debt and warrants in accordance with the September 26, 2007 financing agreement. The note holders have a right to convert their notes plus accrued interest anytime before December 31, 2008 into purchase units. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $1.27 per share. For accounting purposes the embedded conversion feature was determined to meet the definition of a derivative and was recorded as liability. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares the instrument could be convertible into was not fixed. Accordingly, the embedded conversion feature is bifurcated from the debt host instrument and treated as a liability, with the offset to debt discount. The related warrants were also recorded as a liability for the same reason.

The fair value of the embedded conversion feature related to the Bridge Notes was calculated at September 26, 2007 using the Black-Scholes option pricing model and amounted to $3.3 million. The assumptions used for the Black-Scholes option pricing model were a term of 0.76 years, volatility of 99% and a risk-free interest rate of 4.16%. The $3.3 million was recorded as “Embedded derivatives of convertible debt” and a debt discount. The debt discount exceeded the amount of recorded debt, which resulted in a charge of $654,000 for the difference between the debt discount and the value of the debt. The remaining debt discount balance was allocated to interest expense based on the effective interest rate method, with an effective interest rate of 393%, over the remaining term of the notes. The value of the embedded conversion feature is revalued at each period-end and the liability is adjusted with the offset recorded as “Non-cash financial items.”

On September 26, 2007, the August Bridge Note holders that had not converted their debt were given three year warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. In addition, the Bridge Note holders agreed to delay the right to convert their Bridge Notes until after March 15, 2008 and until June 30, 2008. The fair value of the warrants issued to the holders of the $2.8 million of Bridge Note was calculated at September 26, 2007 as $706,000 using the Black-Scholes option pricing model. The fair value of the warrants was recorded as a debt issuance cost to be allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. The warrants were classified as a liability due to the same reason as above. The assumptions used for the Black-Scholes option pricing model were a term of 0.76 years, volatility of 116% and a risk-free interest rate of 4.16%. As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of additional warrants, the modifications were significant enough to trigger debt extinguishment accounting resulting in a debt extinguishment charge amounting to $540,000. The liability for the warrants issued to the August Bridge Note holders is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items”.

The initial fair value of option issued in August 2007 to purchase $750,000 of August Bridge Notes at a future date amounted to $716,000 based on the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 0.39 years, volatility of 99% and interest rate of 4.16%. The fair value was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as other current liability. At December 31, 2007, this option was extended to March 31, 2008 as part of debt negotiations in a private placement that was abandoned in February 2008. At December 31, 2007, the value of the extension of this option was calculated amounting to $475,000 and recorded as a deferred financing fee under “Prepaid expense” relating to the financing under negotiation at December 31, 2007. The assumptions used for the Black-Scholes option pricing model were a term of 0.27 years, volatility of 99%-157% and interest rates of 3.36 to 3.49%. When this financing package was abandoned in February 2008, the value of the option recorded as deferred financing fees was charged to “Financing fees and other non-cash financing items”.

Quarter Ended March 31, 2008

On March, 31, 2008, the expiration of the option to invest $750,000 was extended again to June 30, 2008. The value of the extension of this option was calculated using the Black-Scholes option pricing model and amounted to $43,000. The assumptions used for the Black-Scholes option pricing model were a term of 0.27 years, volatility of 72% and interest rate of 1.24%. The $43,000 value of the warrants was recorded as a liability with the corresponding amount recorded as a non-cash finance expense.

The liability of the embedded conversion feature related to the Bridge Notes amounted to $3,235,000 at March 31, 2008 which is an increase of $1,140,000 from December 31, 2007. The assumptions used for the Black-Scholes option pricing model at March 31, 2008 were a term of 0.25 years, volatility of 79% and a risk-free interest rate of 1.38%.

At March 31, 2008, the revalued liability related to the Bridge Notes three year warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share amounted to $472,000 resulting in a decrease from December 31, 2007 in “Non-cash financial items” of $135,000. The assumptions used for the Black-Scholes option pricing model when calculating the value of the warrants at March 31, 2008 were a term of 2.5 years, volatility of 127.58% and a risk-free interest rate of 1.71%.

Quarter Ended June 30, 2008

On April 17, 2008, the option holder exercised $375,000 of the original $750,000 option amount and was issued a note, at the same terms and conditions as the August Bridge Notes. The option to invest $750,000 had an original expiration date of December 31, 2007 when issued, however, this option was extended until June 30, 2008 and the $375,000 unexercised portion was extended again until December 31, 2008 in conjunction with the May 2008 financing.

On May 21, 2008, the option holder who exercised a portion of the option to invest in the August Bridge Notes converted an aggregate of $375,000 of debt into the common stock and warrants issued in the May 21, 2008 financing described below. Upon conversion we issued 295,275 shares of our common stock and 5-year warrants to purchase 590,550 shares of our common stock at an exercise price of $1.45 per share. The fair value of the 5-year warrants totaled $1.1 million and was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 110.28% and interest rate of 3.09%. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period.

The liability of the embedded conversion feature related to the Bridge Notes amounted to $1,197,000 at June 30, 2008 which is a decrease of $2,083,000 from March 31, 2008. The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 0.5 years, volatility of 107% and a risk-free interest rate of 2.17%.

At June 30, 2008, the revalued liability related to the Bridge Notes three year warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share amounted to $21,000 resulting in a decrease from March 31, 2008 in “Non-cash financial items” of $451,000. The assumptions used for the Black-Scholes option pricing model when calculating the value of the warrants at June 30, 2008 were a term of 2.2 years, volatility of 143.84% and a risk-free interest rate of 2.7%.

On May 21, 2008, the August Bridge Note holders that had not converted their debt were given three year warrants to purchase up to 510,294 shares of our common stock at a price of $1.45 per share in exchange for an agreement to extend the term of their notes from June 30, 2008 until December 31, 2008. The fair value of the warrants issued to the holders of the $2.8 million of Bridge Note was calculated at May 21, 2008 as $842,000 using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 3 years, volatility of 123.58% and a risk-free interest rate of 2.68%. The warrants were classified as a liability due to the same reason as described above in the classification of the embedded conversion feature pursuant to the guidance provided in paragraph 17 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The liability for the warrants issued to the August Bridge Note holders is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items.” At June 30, 2008, the liability amounted to $694,000 resulting in a decrease from May 21, 2008 in “Non-cash financial items” of $148,000 in the six months ended June 30, 2008. The assumptions used for the Black-Scholes option pricing model when calculating the value of the warrants at June 30, 2008 were a term of 2.9 years, volatility of 132.08% and a risk-free interest rate of 2.9%.

Senior Convertible Secured Notes September 26, 2007 Financing

Year Ended December 31, 2007

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

In addition, on September 26, 2007, certain holders of the August Bridge Notes converted an aggregate of $454,900 of debt and accrued interest into units offered in the September 26, 2007 financing described below. The debt holders of the August Bridge Notes that were converted received $227,450 three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 75,817 shares of our common stock and 5-year warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share. The fair value of the 5-year warrants totaled $340,000 and was calculated using the Black-Scholes option pricing model.

The total issuance of securities and debt on September 26, 2007 to investors and Bridge Note holders who converted, see preceding paragraph for discussion on conversion of Bridge Notes, was $3.1 million of three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 1,028,316 shares of our common stock and 5-year warrants to purchase 1,432,449 shares of our common stock at a price of $3.92 per share.

The embedded conversion feature of the convertible debt issued on September 26, 2007 meets the definition of a derivative financial instrument and is classified as a liability in accordance with SFAS 133 and EITF 00-19. The note holder has the right to convert the debt and accrued interest and the interest rate is calculated at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares of our common stock that the convertible note can be convertible into is not fixed. Accordingly, the embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash financial items.” The fair value of the conversion feature related to the September 26, 2007 convertible notes totaled $1.4 million at September 26, 2007. The fair value of the conversion feature was recorded as a debt discount. On the issuance date, we allocated the proceeds first to the warrants based on their fair value with the remaining balance allocated between debt, $771,000, and equity, $669,000, based on their relative fair values.

The warrants issued in conjunction with the September 26, 2007 financing meet the definition of a liability for the same reason as the embedded conversion feature described above. The fair value of the warrants issued in conjunction with issuance of shares of our common stock and convertible debt totaled $4.3 million on its issue date and was recorded as a liability pursuant to the provisions of EITF No. 00-19 . The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 116% and a risk-free interest rate of 4.2%.

As part of the September 26, 2007 Private Placement, we issued 142.875 unit purchase warrants to Empire Asset Management Company (Empire) for financial advisory services provided in connection with the placement. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a five-year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance, the fair value of the unit purchase warrants issued to Empire totaled $614,000 and was included in the issuance costs related to the September financing. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 99% and a risk-free interest rate of 4.2%. At December 31, 2007, the fair value of the unit purchase warrants issued to Empire decreased to $509,000 with the adjusting offset of $105,000 recorded in “Non-cash charges for conversion features & warrants.”

Quarter Ended March 31, 2008

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
The fair value of the warrants issued in conjunction with the September 26, 2007 financing at March 31, 2008 decreased to $3.2 million compared to $3.7 million at December 31, 2007and the offsetting amount of $511,000 was recorded in “Non-cash charges for conversion features and warrants.”

The fair value of the warrants issued in conjunction with the September 26, 2007 financing amounted to $6.6 million at March 31, 2008 which is an increase of $2.9 million from December 31, 2007. The assumptions used for the Black-Scholes option pricing model at March 31, 2008 were a term of 4.49 years, volatility of 107% and a risk-free interest rate of 2.29%.

The liability of the embedded conversion feature of the debt issued in conjunction with the September 26, 2007 financing amounted to $791,000 at March 31, 2008 which is a decrease of $713,000 from December 31, 2007. The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of .49 years, volatility of 111% and a risk-free interest rate of 1.51%.

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

Quarter Ended June 30, 2008

The fair value of the warrants issued in conjunction with the September 26, 2007 financing at June 30, 2008 decreased to $1.4 million compared to $6.6 million at March 31, 2008 and the offsetting amount of $5.2 million was recorded in “Non-cash charges for conversion features and warrants.” The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 4.24 years, volatility of 117% and a risk-free interest rate of 3.18%.

The liability of the embedded conversion feature of the debt issued in conjunction with the September 26, 2007 financing decreased to $1,000 at June 30, 2008 compared to $791,000 at March 31, 2008 with the offset of $790,000 recorded in “Non-cash financial items.” The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of .24 years, volatility of 184.27% and a risk-free interest rate of 1.90%.

At June 30, 2008, the fair value of the unit purchase warrants issued to Empire in conjunction with the September 26, 2007 financing decreased to $132,000 from $402,000 at March 31, 2008 with the adjusting offset of $270,000 recorded in “Non-cash charges for conversion features and warrants.” The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 4.24 years, volatility of 100% and a risk-free interest rate of 3.18%.

Anti-Dilution Feature

Common Stock

The September 26, 2007 financing agreement contains anti-dilution features for each of the common stock, convertible debt and the warrants whereby these instruments are protected separately for 18 months against future private placements made at lower share prices. On March 4, 2008, we issued 1,800,000 shares of common stock to investors of a private placement at a price of $2.50 per shares. The issuance of these shares triggered the anti-dilution feature related to common stock issued in the September 26, 2007 financing transaction. As a result we were required to issue an additional 207,492 shares of our common stock to investors in the September 26, 2007 financing. The fair value of the anti-dilution feature was calculated at June 30, 2008 using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 0.73 years, volatility of 145.8% and a risk-free interest rate of 2.27%. The value of the anti-dilution feature at June 30, 2008 increased to $2.6 million compared to $1.5 million at March 31, 2008 and the offsetting amount of $1.1 million was recorded in “Non-cash charges for conversion features and warrants.”

Warrants

As part of the May 21, 2008 financing transaction, we issued 400,480 warrants at a price of $1.27 per share and an additional 800,959 warrants at a price of $1.27 per share to Empire for financial advisory services provided in connection with the transaction. At the date of issuance, the fair value of the warrants issued to Empire totaled $2.0 million and was included in the issuance costs related to the May 21, 2008 financing transaction. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 110.28% and a risk-free interest rate of 3.09%. At June 30, 2008, the fair value of the warrants issued to Empire decreased to $1.5 million with the adjusting offset of $500,000 recorded in “Non-cash charges for conversion features and warrants.” The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 4.89 years, volatility of 113.97% and a risk-free interest rate of 3.34%. (see Note 5 Stockholders’ Equity)

The issuance of the warrants to Empire triggered the anti-dilution feature related to the warrants issued in the September 26, 2007 financing transaction. As a result, we were required to reduce the exercise price to $1.27 from $3.92 of the warrants issued to investors in the September 26, 2007 financing. The result of the reduction in the exercise price of the warrants was calculated at May 21, 2008, using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model related to the anti-dilution feature were a term of 0.84 years, volatility of 117.89% and a risk-free interest rate of 1.99%. The value of the re-priced warrants at May 21, 2008, increased by $223,000 and was recorded in “Non-cash charges for conversion features and warrants.”

Derivatives

As discussed above the senior secured, bridge and promissory notes issued above contain embedded conversion features. Pursuant to SFAS 133 and EITF 00-19 the conversion features are considered embedded derivatives and are included in “Embedded derivative of convertible debt.” At the time of issuance of the senior secured notes, the fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes using the effective interest rate method. Changes in the fair value of the conversion feature are recorded in “Non-cash charges for conversion features and warrants.” During the three months ended June 30, 2008 and 2007, we recorded a charge of $476,000 and $116,000 of interest expense associated with the amortization of the debt discounts along with a (benefit) charge of $(3.1) million and $65,000 associated with the changes in the fair value of embedded conversion features recorded as liabilities, respectively.

During the six months ended June 30, 2008 and 2007, we recorded charges of $494,000 and $165,000 of interest expense associated with the amortization of the debt discounts along with a (benefit)/charge of $(2.6) million and $66,000 associated with the changes in the fair value of embedded conversion features recorded as liabilities, respectively.

Loan Agreement with Almi Företagspartner

On April 6, 2005, Neonode AB entered into a loan agreement with Almi Företagspartner (“Almi”) in the amount of SEK 2,000,000, or approximately $336,000 U.S. Dollars based on the March 31, 2008 exchange rate, with 40,000 detachable warrants in Neonode AB (corresponding to 72,000 warrants when converted into Neonode Inc. shares). The loan has an expected credit period of 48 months with an annualized interest rate of 2%. We were not required to make any repayments of principal for the first nine months. Quarterly repayments of principal thereafter amounted to SEK 154,000, or approximately $24,000 U.S. Dollars based on average exchanges rates for the six month period ending June 30, 2008. We have the right to redeem the loan at any time prior to expiration subject to a prepayment penalty of 1%, on an annualized basis, of the outstanding principal amount over the remaining term of the loan. A floating charge (chattel mortgage) of SEK 2,000,000, or approximately $336,000 U.S. Dollars, is pledged as security.

The warrants have a term of five years with a strike price of $10.00. The warrants may be called by us for $0.10 should the price of our common stock trade over $12.50 on a public exchange for 20 consecutive days. The warrants were analyzed under EITF 00-19, and were determined to be equity instruments. In accordance with Accounting Principles Board Opinion no. (APB) 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, because the warrants are equity instruments, we have allocated the proceeds of the second Almi loan between the debt and detachable warrants based on the relative fair values of the debt security and the warrants themselves. To calculate the debt discount related to the warrants, the fair market value of the warrants was calculated using the Black-Scholes options pricing model. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 30% and a risk-free interest rate of 4.50%.The aggregate debt discount amounted to $42,000 and is amortized over the expected term of the loan agreement.

5.  Stockholders’ Equity

On March 4, 2008, we sold $4.5 million in securities in a private placement to accredited investors. We sold 1,800,000 shares (Investor Shares) of our common stock, for $2.50 per share. After placement agent fees and offering expenses, we received net cash proceeds of approximately $4,000,000.

We granted the investors piggyback registration rights in respect to the Investor Shares and we are obligated to include the Investor Shares in the next registration statement we file with the Securities and Exchange Commission (SEC). In addition, we issued an aggregate of 207,492 shares of common stock to investors who participated in the September 26, 2007 private placement pursuant to anti-dilution provisions contained in the September 26, 2007 Private Placement agreement. Empire acted as financial advisor in the private placement and received compensation in connection with the private placement of approximately $450,000 and 120,000 shares of our common stock.

On May 21, 2008, we completed a $5.1 million, net cash proceeds to us of $4.1 million, private placement, primarily to prior security holders, directors, affiliates of management and institutional investors. We offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis. In all, 4,004,793outstanding warrants were exercised at a strike price of $1.27 per warrant (including $375,000 of surrender of debt). We issued 4,004,793 shares of our common stock and two new common stock purchase warrants, with an exercise price of $1.45, for each outstanding warrant exercised. A total of 8,009,586 new common stock purchase warrants were issued to investors who surrendered or purchased shares under the warrant exchange offer. We also extended the maturity date of $2.85 million of convertible debt that was due on June 30, 2008 until December 31, 2008 by issuing the note holders 510,293 common stock purchase warrants, with an exercise price of $1.45. Empire acted as financial advisor for the transaction and was paid a cash fee of approximately $510,000 and received a warrant to purchase 400,480 shares of our common stock at $1.27 per share and a warrant to purchase 800,959 shares of our common stock at $1.45 per share.

After the financings, we have approximately 30 million shares of common stock, 13.3 million warrants to purchase our common stock and 1.8 million employee stock options outstanding.

6.  Fair Value Measurement of Assets and Liabilities

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements  (FAS 157), which became effective for us on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. FAS 157 does not mandate any new fair-value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements. Implementation of this standard did not have a material effect on our results of operations or consolidated financial position.

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

The following tables shows the classification of our liabilities at June 30, 2008 that are subject to recurring fair value measurements and the roll-forward of these liabilities from December 31, 2007:

	June 30, 2008	Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Warrants issued with debt	$14,779	$-	$14,779	$-
Embedded conversion features	1,199	-	1,199	-
Anti-dilution feature in debt contracts	2,658	-	2,658	-
Total Liabilities at Fair Value	$18,636	$-	$18,636	$-

For the common stock, convertible loans and warrants issued under the September 26, 2007 financing agreement, we assigned a probability to the re-pricing scenarios pursuant to the anti-dilution provisions. At September 30, 2007 and at December 31, 2007, we did not consider a re-pricing likely and therefore set the probability to zero.

In order to cover the negative cash flow resulting from the technical recall (as discussed in Note 3 above) and not shipping phones during Q1, we issued common stock on March 4, 2008 for $2.50 per share. This triggered the re-pricing feature on the equity portion of the September financing resulting in the issuance of 207,492 shares of our common stock based on a re-priced amount of $2.50 per common share. In addition, as part of a financing transaction completed on May 21, 2008, we issued certain warrants with an exercise price of $1.27. This triggered the re-pricing feature on the warrant portion of the September 26, 2007 financing resulting in re-pricing warrants to purchase 1,432,449 shares of our common stock at $3.92 per share to a new exercise price of $1.27 per share. The warrant holders of the warrants issued in the September 26, 2007 financing are not entitled to additional shares of our common stock as a result of the re-pricing, but rather just a reduction in the exercise price. We also determined that it was probable that additional common stock would be issued in the future and that there may be future re-pricing of outstanding warrants. In order to determine the value of the re-pricing features included with the common stock and warrants issued under the September 27, 2007 financing agreement, we used the Black and Scholes option pricing model. The variables used in the Black & Scholes model at June 30, 2008 for the re-pricing feature related to common stock included a stock price of $0.35, a re-priced put amount of $2.13, volatility of 145.8%, and a risk-free interest rate of 2.27%. The variables used in the Black & Scholes model for the re-pricing feature related to warrants containing a re-pricing feature included a stock price of $0.35, a warrant put price of $1.27, volatility of 117.9%, and a risk-free interest rate of 3.18%.

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

Stock Options

As of June 30, 2008, we had four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006, we will not grant any additional equity awards out of the 1996 Plan;

•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008, we will not grant any additional equity awards out of the 1998 Plan ;

•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and

•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of June 30, 2008:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at June 30, 2008:
Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	546,000	61,000	—	61,000
1998 Plan	130,000	72,395	—	35,900
Neonode Plan	2,119,140	1,205,655	—	1,205,655
2006 Plan	1,300,000	421,505	618,495	5,000
Director Plan	68,000	42,500	—	15,500
Total	4,163,140	1,803,055	618,495	1,323,055

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,434,732	$1.42 - $27.50	$2.58
Granted	570,000	0.60 - 3.45	3.17
Cancelled or expired	(1,180,677)	1.84 - 3.45	2.24
Exercised	(21,000)	1.84 - 1.84	1.84
Outstanding at June 30, 2008	1,803,055	$0.60 - $27.50	$2.99

The 1996 Plan terminated effective January 17, 2006 and the 1998 Plan terminated effective June 15, 2008 and although we can no longer issue stock options out of the plans, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998 and 2006 and are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

The Neonode Plan has been designed for participants (i) who are subject to Swedish income taxation (each, a Swedish Participant) and (ii) who are not subject to Swedish income taxation (each, a Non-Swedish Participant). The options issued under the plan to the Non-Swedish Participant are five year options with 25% vesting immediately and the remaining vesting over a three year period. The options issued to Swedish participants are vested immediately upon issuance. The fair value of the options issued out of the Neonode Plan at the date of issuance was calculated using the Black-Scholes option pricing model. These calculations assumed risk free interest rates ranging from 4.5% to 4.875%, a volatility of 50% and a share prices ranging from $4.69 to $4.78. We will not grant any additional equity awards out of the Neonode Plan.

We granted options to purchase 160,000 and 570,000 shares of our common stock to employees or members of our Board of Directors (Board) during the three and six months ending June 30, 2008, respectively. We granted options to purchase 525,297 and 2,055,504 shares of our common stock to employees or members of our Board during the three and six months ending June 30, 2007, respectively. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Salary expense for the three and six months ending June 30, 2008 includes stock compensation charges totaling $59,000 and $949,000 relating to the above issuance of employee and director stock options, respectively. Salary expense for the three and six months ending June 30, 2007 includes a stock compensation charges totaling $64,000 and $239,000 relating to the above issuance of employee and director stock options, respectively. The remaining unamortized expense related to issued stock options is $887,000 at June 30, 2008. The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 3 years. The stock compensation expense reflects the fair value of the vested portion of options for the Swedish and Non-Swedish participants at the date of issuance, the amortization of the unvested portion of the stock options, less the option premiums received from the Swedish participants. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the three months ended June 30	2008	2007
Expected life (in years)	4.08	2.99
Risk-free interest rate	1.68%	4.72%
Volatility	117.01%	87.69%
Dividend yield	0.00%	0.00%

Options granted in the six months ended June 30	2008	2007
Expected life (in years)	2.67	4.16
Risk-free interest rate	2.86%	5.48%
Volatility	150.56%	111.32%
Dividend yield	0.00%	0.00%

•	The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2008 was $1.82 and $2.43, respectively.

•	The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2007 was $1.37 and $1.47, respectively.

•	No options were exercised during the three and six months ended June 30, 2007.

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

The following table sets forth an analysis of our warranty reserve (in thousands):

	June 30,	December 31,
	2008	2007
Warranty reserve at beginning of period	$95	$
Less: Cost to service warranty obligations	(16)
Plus: Increases to reserves	3	95
Total warranty reserve included in other accrued expenses	$82	$95

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of June 30, 2008 and December 31, 2007, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2008 and December 31, 2007, respectively.

We are the secondary guarantor on the sublease of our previous headquarters until March 2010. We believe we will have no liabilities on this guarantee and have not recorded a liability at June 30, 2008.

9.  Concentration of Credit and Business Risks

Our trade accounts receivable are concentrated among a small number of customers, principally located in Europe and India. At June 30, 2008, our accounts receivable, after a $2.1 million reserve for doubtful accounts related to our accounts receivable from our distributor in India, Turnstone Mobile Media, is $89,000. Four customers accounted for 95% of our net outstanding accounts receivable at June 30, 2008 compared to one customer, My Phone SA who accounted for 99% of total accounts receivable at June 30, 2007.

Revenue for the three and six months ended June 30, 2008 includes revenue from the sales of our N2 multimedia mobile phones. None of our revenues are generated from sales activities in the United States. Revenue for the three and six months ended June 30, 2007 includes $22,000 in revenue from the sales of our first mobile phone, the N1, and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of June 30, 2008, the Asian manufacturer had not sold any mobile telephones using our technology. The net revenue related to this agreement was allocated over the term of the agreement, amounting to $0 and $223,000 for the three month ended June 30, 2008 and 2007, respectively. The net revenue related to this agreement amounted to $0 and $458,000 for the six months ended June 30, 2008 and 2007, respectively

Sales to individual customers in excess of 15% of net sales for the three months ended June 30, 2008 include sales to Brodos AB located in Germany of $225,000 or 60% of net sales and A&C Systems NC located in Belgium of $138,000, or 37% of net sales. Sales to individual customers in excess of 15% of net sales for the three months ended June 30, 2007 included sales to a major Asian manufacturer located in Korea related to the amortization of the technology licensing agreement of $233,000, or 100% of net sales.

Sales to individual customers in excess of 15% of net sales for the six months ended June 30, 2008 include sales to Brodos AB located in Germany of $225,000 or 38% of net sales and A&C Systems NC located in Belgium of $215,000, or 27% of net sales. Sales to individual customers in excess of 15% of net sales for the six months ended June 30, 2007 included sales to a major Asian manufacturer located in Korea related to the amortization of the technology licensing agreement of $458,000, or 96% of net sales. All sales were executed in Euros or U.S. dollars.

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

10.  Net Loss Per Share

Basic net loss per common share for the three and six months ended June 30, 2008 and 2007 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

However, common stock equivalents of approximately 0 and 333,544 stock options and 13.3 million and 232,000 warrants to purchase common stock are excluded from the diluted earnings per share calculation for the three months ended June 30, 2008 and 2007, respectively, due to their anti-dilutive effect.

Common stock equivalents of approximately 212,123 and 32,288 stock options and 13.3 million and 232,000 warrants to purchase common stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2008 and 2007, respectively, due to their anti-dilutive effect.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
BASIC AND DILUTED
Weighted average number of
common shares outstanding	27,807	10,282	26,115	10,282
Number of shares for computation of
net loss per share	27,807	10,282	26,115	10,282

Net loss	$(12,598)	$(19,478)	$(24,037)	$(22,019)

Net loss per share basic and diluted	$(0.45)	$(1.89)	$(0.92)	$(2.14)

(a)	In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

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

12. NASDAQ Notice of Non-Compliance

Our common stock is quoted on The NASDAQ Capital Market under the symbol “NEON”. In order for our common stock to continue to be quoted on the NASDAQ Capital Market, we must satisfy various listing maintenance standards established by NASDAQ. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million or a market capitalization of at least $35 million and our common stock must have a minimum closing bid price of $1.00 per share.

On May 29, 2008, we received a NASDAQ staff deficiency letter from The NASDAQ Stock Market Listing Qualifications Department stating that for the last 10 consecutive business days, the market value of our listed securities has been below the minimum $35 million requirement for continued inclusion under Marketplace Rule 4310 (c)(3)(B) (the "Rule"). The notice further states that pursuant to Marketplace Rule 4310(c)(8)(C), we were provided 30 calendar days (or until June 30, 2008) to regain compliance.

On July 1, 2008, we received a notice from NASDAQ that we had not regained compliance within the specified time period and that unless we requested an appeal of the non-compliance determination our securities would be suspended from trading on the NASDAQ Capital Market on July 10, 2008. We submitted a request to have a hearing to the NASDAQ Listing Qualifications Panel (Panel). Our request stays the delisting of our securities pending the hearing and a determination by the Panel. We are scheduled to appear before the Panel on August 28, 2008. There can be no assurance that the Panel will grant our request for continued listing.

Additionally, on July 3, 2008, we received another staff deficiency letter from NASDAQ stating that for the last 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum required for continued inclusion under Marketplace Rule 4310(c)(4). The notice further states that pursuant to Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days (or until December 30, 2008) to regain compliance. If, at anytime before December 30, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we may regain compliance with the Minimum Bid Price Rule.

The notice indicates that, if compliance with the Minimum Bid Price Rule is not regained by December 30, 2008, the NASDAQ staff will determine whether we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the NASDAQ staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period the NASDAQ staff will provide written notification that our securities will be delisted.

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

Overview

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with cash proceeds raised through the sale of notes that are convertible into our common stock, shares of our common stock and warrants. We expect to incur additional losses and may have negative operating cash flows through the end of 2008 and beyond. During the six months ended June 30, 2008, we raised approximately $8.2 million net cash proceeds though the sale of our securities. Unless we are able to increase our revenues and decrease expenses substantially and secure an external funding source, we will not have sufficient cash to support our operations. We are currently evaluating different financing alternatives including but not limited to selling shares of our common stock or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares. In addition, we have taken steps to restructure our operations and reduce our monthly operational cash expenses. Our target is to reduce our operational cash expenses to an amount less than $600,000 per month. We continue to pursue customers for our N2 mobile handsets and are developing our next generation product and technology offerings.

Our cash balance as of June 30, 2008 totals $2.1 million (including the net proceeds from our March and May financings described above). We project that we have sufficient liquid assets to continue operating into the end of the third quarter of 2008. We estimate that we will need a minimum of approximately $5 million of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending June 30, 2009.

There is no assurance that we will be successful in reducing our operating expense, generate cash flow from operations or obtain sufficient funding from any source on acceptable terms, if at all. If we are unable to generate cash flow from our operations or secure additional funding and stockholder approval, if necessary, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing on our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. The report of our independent registered public accounting firm, in respect of the 2007 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

Business

We specialize in finger based optical touchscreen technology which we refer to as zForce.  Our mission is to enhance the user experience related to any consumer or industrial device that can benefit from a finger based optical touchscreen solution. We believe our current mobile phone product, the Neonode N2, is the world’s smallest finger based optical touchscreen mobile phone handset. The N2 fits in the palm of your hand and is designed to allow the user to navigate the menus and functions with simple finger based taps and sweeps. The N2 incorporates our patent pending optical touchscreen and other proprietary technologies to deliver a mobile phone with a completely unique user experience that doesn’t require any keypads, buttons or other moving parts.

The first model of our touchscreen multimedia mobile phone, the N1, was released in November 2004. The N1 was primarily a concept phone that was sold in limited quantities from late 2004 to early 2006. The N2 is our first production-quality mobile phone product. We began shipping small quantities of the N2 to customers in mid-July 2007. To date, the sales volume of the N2 has been below expectations. In January 2008, we discovered a technical issue that affected the quality of the voice reception of our N2 phone. As a result, we undertook a voluntary program to recall and modify the phones that our customers held in inventory in order to bring the quality of the voice reception up to our standards. Due to the recall, we stopped all shipments of our N2 phones during the first quarter of 2008 and as a result our customers withheld payment of amounts due to us until such time as we were able to return the modified phones to them. The problem is now corrected but the recall and subsequent rework of all shipped products cost us both valuable time and money and made it difficult to reenter certain markets. Another contributing reason for the lack of expected sales is that we entered too many markets, too fast, thereby spreading our resources too thin. We revised our business plan and are now focusing on fewer but larger selected markets such as Germany, India and certain Asian markets. We are also actively seeking to license our proprietary touch screen technology to other businesses.

We adopted a revised business plan that we expect will enhance our ability to capitalize on the special features of our technology and our core engineering competence while at the same time lay the foundation for the future. In this regard, we have established the following priorities:

•	Generate sales of our N2 phone in selected markets;

•	Reduce our operating expenses to below $600,000 per month;

•	Continue to develop our optical touchscreen technology; and,

•	Develop Business to Business (B2B) opportunities to integrate our technology into third party company’s products.

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

We are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Principal risks include uncertainty of growth in market acceptance for our products, history of losses since inception, ability to remain competitive in response to new technologies, costs to defend, as well as risks of losing patent and intellectual property rights, reliance on limited number of suppliers, reliance on outsourced manufacture of our products for quality control and product availability, ability to increase production capacity to meet demand for our products, concentration of our operations in a limited number of facilities, uncertainty of demand for our products in certain markets, ability to manage growth effectively, dependence on key members of our management and development team, limited experience in conducting operations internationally, and ability to obtain adequate capital to fund future operations.

Background

The merger (Merger) of SBE, Inc and the former Neonode Inc closed on August 10, 2007. The merged entity then changed its name to Neonode Inc. For accounting purposes, the Merger was accounted for as a reverse merger with Neonode as the accounting acquirer. Thus, the historical financial statements of the former Neonode Inc have become our historical financial statements and the results of operations of our company. The unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and discussion of our financial condition and results of operations for the six months and three months ended June 30, 2007 below reflect the former Neonode’s stand-alone consolidated operations. Our consolidated financial statements include the former Neonode Inc accounts, those of its wholly-owned subsidiary, Neonode AB, and, from August 10, 2007, the former SBE, Inc’s accounts and the accounts of SBE, Inc’s wholly-owned subsidiary Cold Winter, Inc.

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

Revenue for the three and six months ended June 30, 2008 includes revenue from the sales of our N2 multimedia mobile phones. Revenue for the three and six months ended June 30, 2007 includes revenue from the sales of our first mobile phone, the N1, and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of June 30, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

The net revenue related to this agreement was allocated over the term of the agreement, amounting to $0 and $223,000 for the three month period ending June 30, 2008 and 2007, respectively. The net revenue related to this agreement amounted to $0 and $458,000 for the six month period ending June 30, 2008 and 2007, respectively. The contract also includes consulting services to be provided by Neonode on an “as needed basis.” The fees for these consultancy services vary from hourly rates to monthly rates and are based on reasonable market rates for such services. To date, we have not provided any consulting service related to this agreement. Generally, our customers are responsible for the payment of all shipping and handling charges directly with the freight carriers.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2008 and December 31, 2007. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provides for a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and therefore no material adjustment to the January 1, 2007 balance of retained earnings. As of June 30, 2008 and December 31, 2007, unrecognized tax benefits approximated $0, respectively.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the potential impact of this statement.

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

In May 2008, the FASB issued SFAS No. 162 ,The Hierarchy of Generally Accepted Accounting Principles . FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, The Meaning of 'Present fairly inconformity with generally accepted accounting principles. We are currently evaluating the potential impact, if any, of the adoption of FAS 162 on our consolidated financial statements.

Results of Operations

The following table sets forth, as a percentage of net sales, certain statements of operations data for the three and six months ended June 30, 2008 and 2007. These operating results are not necessarily indicative of Neonode’s operating results for any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales	100%	100%	100%	100%
Cost of sales	2,090	---	1,139	1
Gross Margin (Loss)	(1,990)	100	(1,039)	99
Operating Expenses:
Research and development	293	460	336	439
Sales and marketing	283	214	374	204
General and administrative	410	607	525	524
Total operating expenses	986	1,281	1,235	1,167
Operating loss	(2,976)	(1,181)	(2,274)	(1,068)
Other Income (Expense):
Interest income and other, net	5	38	23	38
Interest expense	(21)	(41)	(12)	(68)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(150)	(7,435)	(771)	(3,538)
Total other income (expense)	(166)	(7,438)	(760)	(3,568)
Net loss	(3,142)%	(3,036)%	(3,034)%	(4,636)%

Net Sales

Net sales for the three and six months ended June 30, 2008 includes revenue from the sales of our N2 multimedia mobile phones. Revenue for the three and six months ended June 30, 2007 includes revenue from the sales of our first mobile phone, the N1, and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of June 30, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

Our total net sales for the three months ended June 30, 2008 were $401,000, an 77% increase from $226,000 from the three months ended June 30, 2007. We began shipping the N2 to our first customers in July of 2007. Our revenue for the three month period ending June 30, 2008 were related to the sell-through of the N2 phones amounting to $401,000. We shipped a total of 872 N2 phones to customers in the three months ended June 30, 2008. Our total net sales for the six months ended June 30, 2008 were $792,000, a 67% increase from $475,000 from the six months ended June 30, 2007. The net sales related to this technology licensing agreement was allocated over the term of the agreement, amounting to $0 and $223,000 for the three month period ending June 30, 2008 and 2007, respectively. The net revenue related to this licensing agreement amounted to $0 and $458,000 for the six month period ending June 30, 2008 and 2007, respectively. Phone sales included in revenue for the six months period ending June 30, 2007 were related to the N1 phones and amounted to $22,000.

The first model of our touchscreen multimedia mobile phone, the N1, was released in November 2004. The N1 was primarily a concept phone that was sold in limited quantities from late 2004 to early 2006. The N2 is our first production-quality mobile phone product. We began shipping small quantities of the N2 to customers in mid-July 2007. To date, the sales volume of the N2 has been below expectations. In January 2008, we discovered a technical issue that affected the quality of the voice reception of our N2 phone. As a result, we undertook a voluntary program to recall and modify the phones that our customers held in inventory in order to bring the quality of the voice reception up to our standards. Due to the recall, we stopped all shipments of our N2 phones during the first quarter of 2008 and as a result our customers withheld payment of amounts due to us. The problem was corrected in May 2008 but the recall and subsequent rework of all shipped products cost us both valuable time and money and made it difficult to reenter certain markets. As the modifications were completed we redistributed the inventory that had not been paid for to new customers or are holding it in our inventory for future shipment to new customers. Since the completion of the technical modifications, we have experienced limited success in selling our N2 mobile phone and have reevaluated our selling efforts and the potential markets for the N2 during the second quarter of 2008. Based upon this reevaluation, we decided that it was probable that we may have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. Another contributing reason for the lack of expected sales is that we entered too many markets, too fast, thereby spreading our resources too thin. We revised our business plan and are now focusing on fewer but larger selected markets. We are also actively seeking to sell our proprietary touch screen technology to other businesses.

We sell our products through a direct sales force that supports our distributors. In the future, we will concentrate our sales efforts on selected large markets in the European and Indian markets. We sell our products through a direct sales force that supports our distributors.  In the foreseeable future, we anticipate concentrating our sales efforts on selected markets in the European, Indian and Asian markets.

In addition, we had previously planned an expansion into the North American, South American and Chinese markets through Neonode USA, an affiliated company that we formed in early 2008 with Distribution Management Consolidators LLC (DMC), a sales channel development and supply chain management company.  Currently, DMC and the Company are in discussions regarding the future direction of the venture. If the parties cannot reach agreement regarding key strategic and operational decisions involving the joint venture, a risk exists that the previously planned marketing and sales programs in North America, Latin America and China will be materially and adversely affected.

Gross Margin

Gross profit (loss) as a percentage of net sales was (1,990%) and 100% for the three months ended June 30, 2008 and 2007. Gross profit (loss) as a percentage of net sales was (1,039%) and 99% for the six months ended June 30, 2008 and 2007. Our cost of goods include the direct cost of production of the phone plus indirect costs such as the cost of our internal production department and accrued estimated warranty costs. In the three months ended June 30, 2008, our cost of sales includes an inventory write-down charge of $7.7 million. We have experienced limited success in selling our N2 mobile phone since introduction in 2007 and have reevaluated our selling efforts and the potential markets for the N2 during the second quarter of 2008. Based upon this reevaluation, we decided that it was probable that we may have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a write-down during the second quarter of 2008 reducing the value of our inventory to $6.0 million, which represents the estimated realizable value of our inventory at June 30, 2008. In addition our low sales volumes have been unable to efficiently absorb the cost of our internal production department.

We began producing and shipping our commercially available N2 mobile phone handsets in the second half of 2007. The cost of goods in 2008 reflects the cost to produce the N2 mobile phone handsets along with the aforementioned inventory write-down.

Effective May 2008, we reduced the headcount of our production department by one employee. The monthly reduction in salaries and benefits related to the reductions in staffing is approximately $22,000.

Product Research and Development

Product research and development (R&D) expenses for the three months ended June 30, 2008 were $1.2 million, a 19% increase over $1.0 million for the same period in 2007. R&D expenses for the six months ended June 30, 2008 were $2.7 million, a 29% increase over $2.1 million for the same six month period in 2007. Factors that contributed to the increase in R&D costs include an increase in the headcount of our engineering department from 11 to 14 from 2007 to 2008 resulting in an increase in salaries of approximately $100,000. In addition, there was an increase in external consultancy costs of approximately $400,000 related to the further development of the N2 as well as early stage development of successor products.

Effective May 2008, we reduced the headcount of our engineering department by three employees and six consultants. The monthly reduction in salaries and benefits related to the reductions in staffing is approximately $188,000.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2008 were $1.1 million, a 135% increase over $484,000 for the same period in 2007. Sales and marketing expenses for the six months ended June 30, 2008 were $3.0 million, a 206% increase over $970,000 for the same six month period in 2007. This increase in 2008 over 2007 is primarily related to increases in product marketing activities such as advertising agency fees and marketing co-op expenses as well as an increase in sales and marketing headcount in order to strengthen the sales force for the product rollout on the European market.

Effective May 2008, we reduced the headcount of our sales and marketing departments by six employees and four consultants. The monthly reduction in salaries and benefits related to the reductions in staffing is approximately $153,000.

General and Administrative

General and administrative expenses for the three months ended June 30, 2008 were $1.7 million, a 21% increase from $1.4 million for the same period in 2007. General and administrative expenses for the six months ended June 30, 2008 were $4.2 million, a 68% increase over $2.5 million for the same six month period in 2007.

The increase in 2008 over 2007 is primarily related to an increase in headcount of four employees along with general overhead, legal and accounting expense after the August 10, 2007 merger with SBE whereby Neonode became a publicly traded company.

Effective May 2008, we reduced the headcount of our general and administrative departments by four employees. In May 2008, we terminated the employment of our CEO and President and the Chairman of our Board of Directors, Per Bystedt agreed to serve as the interim CEO without cash compensation. The monthly reduction in salaries and benefits related to the reductions in staffing is approximately $100,000.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $84,000, a 9% decrease over $92,000 for the same period ended June 30, 2007. Interest expense for the six months ended June 30, 2008 was $94,000, a 71% decrease over $325,000 for the same six month period in 2007. The decrease is primarily due to the allocation of interest paid on the outstanding debt during the first three months of 2008 using the effective interest method . The effective interest rate method of calculating the interest takes into account the debt discount and as a result the recognized interest expense in earlier periods is lower as the face amount of the debt is accreted to the debt as the note reaches maturity.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants

Charges related to debt extinguishments and debt discounts

We recorded a charge related to debt discounts and deferred financing fees for the three months ended June 30, 2008 totaling $12 million compared to charges totaling $199,000 for the three months ended June 30, 2007. The $14.2 million increase is due a combination of the amortization of the debt discounts and deferred financing fees as well as the cost of extending certain warrants and issuing new warrants in the process of obtaining additional financing. We recorded a charge related to debt discounts and deferred financing fees for the six months ended June 30, 2008 totaling $12.8 million compared to charges totaling $367,000 for the six months ended June 30, 2007. The $12.4 million increase is due a combination of the amortization of the debt discounts and deferred financing fees as well as the cost of extending certain warrants and issuing new warrants in the process of obtaining additional financing.

Non-cash valuation for conversion features and warrants

Due to various financing arrangement as described in the notes to the financial statements, we carry certain warrants as liabilities on our balance sheet. In addition, we have recorded the value of the conversion features in outstanding debt as liabilities in our financial statements. These warrants and the value of the conversion features are valued at the end of each reporting period and marked to market. During the three months ended June 30, 2008, we recorded changes in the value of the warrants and conversion features amounting to a benefit of $11.4 million compared to a charge of $16.6 million for the three months ended June 30, 2007. During the six months ended June 30, 2008, we recorded changes in the value of the warrants and conversion features amounting to a benefit of $6.7 million compared to a charge of $16.6 million for the six months ended June 30, 2007. Factors that affect the valuation of the warrants and conversion features in the three and six months ended June 30, 2008 are changes in our stock price, volatility of our stock price over time, interest rates and the time period remaining for the warrants and conversion features being valued.

Income Taxes

Our effective tax rate was 0% in the three and six months ended June 30, 2008 and 2007, respectively. We recorded valuation allowances for the three and six month periods ended June 30, 2008 and 2007 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $12.6 million and $24.0 million for the three and six months ended June 30, 2008, respectively, compared to a net loss of $19.5 million and $22.0 million in the comparable periods in 2007, respectively.

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

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	actual versus anticipated sales of our products;

•	collection of accounts receivable;

•	our actual versus anticipated operating expenses;

•	the timing of our product shipments;

•	the timing of payment for our product shipments;

•	our actual versus anticipated gross profit margin;

•	our ability to raise additional capital, if necessary; and

•	our ability to secure credit facilities, if necessary.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm, in respect of the 2007 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We are not generating sufficient cash from the sale of our products to fund our operations and have been incurring significant losses. We have been funding our operations primarily with cash proceeds raised through the sale of notes that are convertible into our common stock, shares of our common stock and warrants. During the six months ended June 30, 2008, we raised approximately $8.2 million net cash proceeds though the sale of our securities. We have taken steps to restructure our operations and reduce our monthly operational cash expenses . Our goal is to reduce our operational cash expenses to less than $600,000 per month. Although we have been able to fund our operations to date, there is no assurance that we will be able to increase sales and reduce expenses or attract the additional capital or other funds needed to sustain our operations. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at June 30, 2008 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact Neonode’s future operating results. Certain of Neonode loans are in Swedish kronor and fluctuations in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact both the interest and future principal payments associated with these loans.

At June 30, 2008, we had cash and cash equivalents of $2.3 million, as compared to $6.8 million at December 31, 2007. Included in this cash are amounts held as restricted cash of $169,000 and $5.7 million at June 30, 2008 and December 31, 2007, respectively. In the six months ended June 30, 2008, $12.9 million of cash was used in operating activities, partially offset by a decrease in inventory amounting to $1.1 million, a decrease in accounts receivable and other assets amounting to $0.9 million, an increase in accounts payable and other liabilities amounting to $2.5 million and our net loss of $24.0 million adjusted by the following non-cash items (in thousands):

Depreciation and amortization	$257
Write-down of inventory	7,704
Deferred interest	(124)
Valuation charges for conversion features and warrants	6,110
Stock-based compensation expense	949
$14,896

At December 31, 2007, we had outstanding $5.7 million in bank guaranties that were provided at various times during the 12 month period then ended. These bank guaranties were provided as collateral for the performance of our obligations under our agreement with our manufacturing partner except for an amount of $169,000 relating to the leasing agreement for our new premises beginning in April 2008. All the outstanding bank guaranties relating to our manufacturing partner expired at December 29, 2007 and the funds were released by our bank to cash on January 2, 2008 leaving $169,000 as restricted cash at June 30, 2008.

Adjusted working capital (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was a deficit of $3.9 million at June 30, 2008 compared to an adjusted working capital of $5.8 million at December 31, 2007.

In the six month period ended June 30, 2008, we purchased $312,000 of fixed assets, consisting primarily of manufacturing tooling, computers and engineering equipment.

On March 4, 2008, we sold $4.5 million in securities, net cash proceeds to us of $4.0 million, in a private placement to accredited investors. We sold 1,800,000 shares of our common stock for $2.50 per share. After placement agent fees and offering expenses, we received net proceeds of approximately $4.0 million. Empire Asset Management Company acted as financial advisor for the transaction and was paid a cash fee of approximately $450,000 and received 120,000 shares of our common stock

On May 21, 2008, we completed a $5.1 million, net cash proceeds to us of $4.1 million, primarily to prior security holders, directors, affiliates of management and institutional investors .We offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis for a limited period, ended May 19, 2008. In all, 4,004,793 outstanding warrants were exercised at a strike price of $1.27 per warrant (including $375,000 of surrender of debt). We issued 4,004,793 shares of our common stock and two new common stock purchase warrants, with an exercise price of $1.45, for each outstanding warrant exercised. A total of 8,009,586 new common stock purchase warrants were issued to investors who surrendered or purchased shares under the warrant exchange offer. We also extended the maturity date of $2.85 million of convertible debt that was due on June 30, 2008 until December 31, 2008 by issuing the note holders 510,293 common stock purchase warrants, with an exercise price of $1.45. Empire Asset Management Company acted as financial advisor for the transaction and was paid a cash fee of approximately $510,000 and received a warrant to purchase 400,480 shares of our common stock at $1.27 per share and a warrant to purchase 800,959 shares of our common stock at $1.45 per share.

The majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. We have been able to extended the maturity date until December 31, 2008 of approximately $3.0 million of notes and accrued interest that are convertible into shares of our common stock . No assurance can be given that the note holders will chose to convert their debt into shares of our common stock or that we will have the cash on hand to satisfy the payment of the notes and accrued interest when they come due on December 31, 2008. We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. Our operations are not cash flow positive and we will be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008 we continued moving towards complete integration and consolidation of business and financial operations of SBE and Neonode and we expect to take additional steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

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

Other than as described above, there have not been any other changes in our internal control over financial reporting as of the quarter ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. In March 2008, we closed an aggregate of $4.0 million, net of offering expenses, of private equity financing and in May 2008 we closed an aggregate of $4.2 million, net of offering expenses, of private equity financing. We project that we have sufficient liquid assets to continue operating into the end of the third quarter of 2008. We estimate that we will need a minimum of approximately $5 million of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending June 30, 2009. We are currently evaluating different financing alternatives including but not limited to selling shares of our common stock or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares. If our operations do not become cash flow positive as projected we will be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Our vendors may deny our requests to delay or reduce the payment of amounts owed to them or to cancel shipments of materials and products purchased from and to allow us to return unused materials and products already received from them.

We are indebted to vendors in excess of $8 million and have cash resources totaling $2.1 million at June 30, 2008. We are not generating cash from operations and have been incurring significant losses. We have been funding our operations primarily with cash proceeds raised through the sale of notes that are convertible into our common stock, shares of our common stock and warrants. Unless we are able to increase our revenues and decrease expenses substantially and secure an external funding source, we may not be able to pay our vendors the amount due them and we will not have sufficient cash to support our operations for the next six months.

Our vendors may not allow us to return unused materials or renegotiate amounts owed them. or they may resort to legal action to try to enforce payment in full pursuant to the terms or the original payment commitment.

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

Our common stock is quoted on The NASDAQ Capital Market under the symbol “NEON”. In order for our common stock to continue to be quoted on the NASDAQ Capital Market, we must satisfy various listing maintenance standards established by NASDAQ. Among other things, as such requirements pertain to us, we are required to have stockholders’ equity of at least $2.5 million or a market capitalization of at least $35 million and our common stock must have a minimum closing bid price of $1.00 per share.

On May 29, 2008, we received a NASDAQ staff deficiency letter from The NASDAQ Stock Market Listing Qualifications Department stating that for the last 10 consecutive business days, the market value of our listed securities has been below the minimum $35 million requirement for continued inclusion under Marketplace Rule 4310 (c)(3)(B) (the "Rule"). The notice further states that pursuant to Marketplace Rule 4310(c)(8)(C), we were provided 30 calendar days (or until June 30, 2008) to regain compliance.

On July 1, 2008, we received a notice from NASDAQ that we had not regained compliance within the specified time period and that unless we requested an appeal of the non-compliance determination our securities would be suspended from trading on the NASDAQ Capital Market on July 10, 2008. We submitted a request to have a hearing to the NASDAQ Listing Qualifications Panel (Panel). Our request stays the delisting of our securities pending the hearing and a determination by the Panel. We are scheduled to appear before the Panel on August 28, 2008. There can be no assurance that the Panel will grant our request for continued listing.

Additionally, on July 3, 2008, we received another staff deficiency letter from NASDAQ stating that for the last 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum required for continued inclusion under Marketplace Rule 4310(c)(4). The notice further states that pursuant to Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days (or until December 30, 2008) to regain compliance. If, at anytime before December 30, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we may regain compliance with the Minimum Bid Price Rule.

The notice indicates that, if compliance with the Minimum Bid Price Rule is not regained by December 30, 2008, the NASDAQ staff will determine whether we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the NASDAQ staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period the NASDAQ staff will provide written notification that our securities will be delisted.

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

We have agreed to register with the SEC the shares of common issued to former Neonode stockholders in connection with the merger and to participants in a private placement funding we completed on March 4, 2008 and May 21, 2008.  In addition, we have granted piggyback registration rights to the investors who participated in our March private placement. In the event these securities are registered with the SEC, they may be freely sold in the open market, subject to trading restrictions to which our insiders holding the shares may be subject from time to time. In the event that we fail to register such shares in a timely basis, we may have liabilities to such stockholders. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Item 4.  Submission of Matters to a Vote of Security Holders

1)	A special meeting of stockholders was held on Friday, May 30, 2008, at the offices of DavenportMajor Executive Search, located at 12770 High Bluff Drive, Suite 320, San Diego, CA.

The stockholders approved the following item:

(i)  The approval of the selection of BDO Feinstein International AB as our independent registered public accounting firm for the fiscal year ending December 31, 2008

For	Against	Abstain
13,235,040	14,472	14,287

2)	A special meeting of stockholders was held on Tuesday, August 5, 2008, at our headquarters office located at Warfvingesväg 45, SE-112 51 Stockholm, Sweden.

The stockholders approved the following item:

(i)  The approval of the terms of the May 2008 Financing, including without limitation the anti-dilution provisions applicable to warrants issued pursuant to the May 2008 Financing.

For	Against	Abstain
15,597,530	144,581	2,782

Item 5. Other Information

Financial Advisory Agreement

On February 19, 2008, we entered into a Financial Advisory Agreement with our financial advisor and placement agent, Empire Asset Management Company (Empire), to advise us and act as our exclusive placement agent in connection with any private placement and the sale of any equity securities.

As part of the March 4, 2008 financing, Empire acted as our financial advisor for the transaction and was paid a cash fee of approximately $450,000 and received 120,000 shares of our common stock.

As part of the May 2008 Financing, Empire acted as our financial advisor and was paid; (i) cash fees equal to 10% of the gross proceeds from the May 2008 Financing, plus (ii) warrants in substantially the form of the New Warrants, to purchase a number of shares of our Common Stock equal to 10% of the aggregate number of Warrant Shares and New Warrants issued in the May 2008 Financing at an exercise price equal to the reduced exercise price of the Exercise Warrants and the exercise price of the New Warrants, respectively, and (iii) a non-accountable expense allowance of $35,000. Empire received 1,201,439 warrants exercisable at prices ranging from $1.27 to $1.45 per share and a cash fee of $509,961, equal to 10% of the gross proceeds received at the closing of the May 2008 Financing through the exercise of the Exercise Warrants.

On July 28, 2008, Empire notified us that they would no longer act as financial advisor to the Company and terminated the Financial Advisory Agreements entered into on February 19, 2008 and May 12, 2008 effective immediately.

Item 6. Exhibits

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

10.44	Executive Severance Benefits Agreement with Leo Fang, dated May 24, 2006 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 26, 2006 )+

10.45	Executive Severance Benefits Agreement with Nelson Abal, dated August 4, 2006 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2006 )+

10.46	Formation and Contribution Agreement for Neonode USA LLC dated January 8, 2008 (incorporated by reference to Exhibit 10.46 of our Quarterly Report on Form 10-Q filed on May 20, 2008)

10.47	License Agreement by and among Neonode AB, Neonode Inc. and Neonode USA LLC dated January 8, 2008. (incorporated by reference to Exhibit 10.1 of our Quarterl Report on Form 10-Q filed on May 20, 2008)

10.48	Form of Warrant Exercise Subscription Agreement, dated as of May 19, 2008 (incorporated by reference to Exhibit 10.48 of our Current Report on Form 8-K filed on May 27, 2008)

10.49	Form of Warrant Transfer Agreement, dated as of May 19, 2008 (incorporated by reference to Exhibit 10.49 of our Current Report on Form 8-K filed on May 27, 2008)

10.50
Form of New Warrant, pursuant to Warrant Exercise Subscription Agreement and Warrant Transfer Agreement, each dated as of May 19, 2008
(incorporated by reference to Exhibit 10.50 of our Current Report on Form  8-K filed on May 27, 2008)

10.51	Amendment No. 4 to Note Purchase Agreement, dated as of May 19, 2008 (incorporated by reference to Exhibit 10.51 of our Current Report on Form 8-K filed on May 27, 2008)

10.52
Form of Extension Warrant pursuant to Amendment No. 4 to Note Purchase Agreement, dated as of May 19, 2008 (incorporated by reference to Exhibit 10.52 of our Current Report on Form  8-K filed on May 27, 2008)

10.53	Financial Advisor Agreement with Empire Asset Management Company, dated as of May 12, 2008 (incorporated by reference to Exhibit 10.53 of our Current Report on Form 8-K filed on May 27, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2008.

Neonode Inc. Registrant

Date: August 14, 2008	By:	/s/ David W. Brunton
David W. Brunton Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)