Form 10-Q
period 2008-09-30
Neonode, Inc
filed 2008-11-19
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐  Transition report pursuant to section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 0-8419

NEONODE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

SwedenWarfvingesväg 45, SE-112 51 Stockholm, Sweden
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

The number of shares of registrant's common stock outstanding as of November 14, 2008 was 30,087,131.

NEONODE, INC.

INDEX TO SEPTEMBER 30, 2008 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements

Condensed Balance Sheets as of
September 30, 2008 and December 31, 2007		3

Condensed Statements of Operations for the
three and nine months ended September 30, 2008 and 2007		4

Condensed Statements of Cash Flows for the
nine months ended September 30, 2008 and 2007		5

Notes to Condensed Financial Statements		6

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures about
	Market Risk

Item 4	Controls and Procedures	36

PART II	Other Information

Item 6	Exhibits	38

SIGNATURES		41

EXHIBITS

PART I.  Financial Information
Item 1.  Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September	December
	30, 2008	31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$55	$1,147
Restricted cash	148	5,702
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $4,264 at September 30, 2008 and December 31, 2007	8	868
Inventory	1,413	6,610
Prepaid expense	442	1,081
Other	54	2
Total current assets	2,120	15,410

Property, plant and equipment, net	387	375
Patents, net	41	95
Other long term assets	141	395
Total assets	$2,689	$16,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of convertible long term debt (face amount $3,003 and $2,895 at September 30, 2008 and December 31, 2007)	$1,291	$132
Accounts payable	8,318	4,417
Accrued expenses	864	1,391
Deferred revenues	891	2,979
Embedded derivatives of convertible debt and warrants	18,472	9,507
Other liabilities	1,314	674
Total current liabilities	31,150	19,100

Long term convertible debt (face amount $3,053 and $3,109 at September 30, 2008 and December 31, 2007)	72	60

Total liabilities	31,222	19,160

Commitments and contingencies (note 8)

Stockholders' deficit:
Common stock	30	24
Additional paid in capital	60,606	55,405
Accumulated other comprehensive income	1,253	354
Accumulated deficit	(90,422)	(58,668)
Total stockholders' deficit	(28,533)	(2,885)
Total liabilities and stockholders' deficit	$2,689	$16,275

See notes to condensed consolidated financial statements.

NEONODE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenue	$2,137	$1,193	$2,929	$1,668
Cost of sales	5,300	1,050	14,323	1,053
Gross profit (loss)	(3,163)	143	(11,394)	615

Operating expenses
Product research and development	582	1,036	3,247	3,120
Sales and marketing	878	670	3,844	1,640
General and administrative	1,224	991	5,382	3,480

Total operating expenses	2,684	2,697	12,473	8,240

Operating loss	(5,847)	(2,554)	(23,867)	(7,625)

Interest and other income	5	243	17	424
Interest and other expense	(162)	(519)	(276)	(652)
Foreign currency exchange rate gain (loss)	(1,044)	(159)	(850)	(275)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(668)	(22,244)	(6,778)	(39,143)

Total interest and other income (expense)	(1,869)	(22,679)	(7,887)	(39,646)

Net loss	(7,716)	(25,233)	(31,754)	(47,271)

Basic and diluted loss per share	$(0.26)	$(1.38)	$(1.16)	$(3.27)

Basic and diluted – weighted average
shares used in per share computations	30,010	18,337	27,428	14,443

See notes to condensed financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(31,754)	$(47,271)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	1,074	324
Depreciation and amortization	330	172
Gain on sale of property and equipment	(16)	—
Deferred interest	—	280
Write-down of inventory to net realizable value	9,823	—
Write-off of merger expense in excess of cash received	—	263
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	6,778	39,143
Changes in operating assets and liabilities:
Accounts receivable	905	(792)
Inventories	(3,688)	(538)
Other assets	80	154
Prepaid expenses	(653)	118
Accounts payable and other accrued expense	3,360	2,057
Deferred revenue	(2,088)	(457)
Other liabilities	728	—
Net cash used in operating activities	(15,121)	(6,547)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32	—
Purchase of property, plant and equipment	(205)	(374)
Net cash used in investing activities	(173)	(374)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	16,965
Deferred financing fees	—	(821)
Payment on notes payable	—	(66)
Proceeds from exercise of stock options	59	161
Cash increase resulting from merger transaction and sale of software business	—	1,213
Proceeds from issuance of common stock and warrant repricing	9,646	—
Equity issuance costs	(1,137)	—
Restricted cash	5,554	(5,212)
Net cash provided by financing activities	14,122	12,240
Effect of exchange rate changes on cash	80	70

Net increase (decrease) in cash and cash equivalents	(1,092)	5,389
Cash and cash equivalents at beginning of period	1,147	369
Cash and cash equivalents at end of period	$55	$5,758
Supplemental disclosure of cash flow information:
Interest paid	$218	$219
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in repricing	$13,786	$—
Fair value of warrants issued to financial advisors	$2,018	$158
Fair value of warrants issued to bridge note holders	$842	$705
Conversion of September convertible notes	$35	$—
Value of August note surrendered towards the exercise of re-priced warrants	$375	$—
Conversion of pre-merger debt to common stock and warrants	$—	$49,472
Fair value of equipment acquired in the merger with SBE, Inc.	$—	$79
Fair value of option granted to financial advisor that expires June 2008	$—	$716
Equity contributed by SBE in merger	$—	$1,197
Conversion of August Bridge Note	$—	$296

See notes to condensed consolidated financial statements

NEONODE INC
Notes to the Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The condensed consolidated balance sheet of Neonode Inc (the Company) as of December 31, 2007 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments except as otherwise explained in these financial statements, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of expected results for the full 2008 fiscal year.

The accompanying financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008, and 2007 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2008, we had an accumulated deficit of $90.4 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2008 and beyond. The report of our independent registered public accounting firm in respect of the 2007 fiscal year includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. During the nine months ended September 30, 2008, we raised approximately $8.2 million net cash proceeds though the sale of our securities. (See Note 5 Stockholders’ Equity). Unless we are able to increase our revenues and decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through the end of 2008. We are currently evaluating different financing alternatives including but not limited to selling shares of our common or preferred stock or issuing notes that may be converted into shares of our common stock which could result in the issuance of additional shares. We are also proposing to convert our convertible debt and a majority of our accounts payable to shares of our common or preferred stock which would result in the issuance of additional shares.

In addition to raising additional cash from the sale of our securities and conversion of debt and accounts payable to equity, we have taken steps to restructure our operations and reduce our monthly operational cash expenses. Our target is to reduce our operational cash expenses to an amount less than $300,000 per month. Management and the board of directors have determined that the liquidation basis of accounting is not yet appropriate during this period and that we are evaluating all financing alternatives. We continue to pursue and support customers for our N2 mobile handsets and are developing our technology offerings. We also revised our business plan so that we now focus the majority of our efforts on capitalizing on the special features of our technology and our core engineering competence through licensing our technology to third party companies.

Our unrestricted cash balance on September 30, 2008 totals $55,000. On October 22, 2008, our Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish reorganization act (1996:764). Mr. Anders W. Bengtsson of the Stockholm based law firm Nova was appointed to administrate the process. Under Swedish law, the reorganization process provides an initial period of three months to allow us to restructure and recapitalize our subsidiary, Neonode AB, in an orderly fashion. Should it be deemed necessary we can file for an extension period of additional three months to complete the reorganization. In accordance with 16 § of the Swedish act of reorganization, a Neonode AB creditors’ meeting was held at the district court of Stockholm, Sweden November 11, 2008. At that meeting the creditors of Neonode AB were offered a settlement proposal to convert the amounts owed by Neonode AB to shares of common stock of Neonode Inc. The creditors present at the meeting agreed to allow Neonode AB until January 22, 2009 to get all the creditors to accept the proposed settlement agreement.

We will not be able to continue operations through the end of December 2008, unless we are able to convert Neonode AB’s accounts payable to equity and raise at least $2 million through the sale of Neonode Inc. equity or debt financial instruments. If the creditors of Neonode AB do not accept the proposed settlement agreement, Neonode AB may be forced to enter bankruptcy liquidation proceedings as defined under the bankruptcy laws of Sweden. If that occurs, all the Neonode AB intellectual property and proprietary assets will be transferred to Neonode Inc. under an intercompany borrowing asset pledge agreement between Neonode Inc and Neonode AB. If Neonode AB is forced to liquidate under bankruptcy, Neonode Inc. would continue to operate as a technology licensing company if Neonode Inc. is successful in raising at least $2 million through the sale of Neonode Inc. equity or debt financial instruments.

There is no assurance that we will be successful in convincing creditors of our subsidiary Neonode AB to convert their accounts payable to our common stock, reducing our operating expense, generate cash flow from operations or in obtaining sufficient funding from any source on acceptable terms, if at all. If we are unable to generate cash flow from our operations or secure additional funding, and stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of executing on our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

2. Summary of Significant Accounting Policies

For a complete list of significant accounting policies these condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007.

Fiscal Year

Our fiscal year is the calendar year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Neonode Inc. and its subsidiary based in Sweden, Neonode AB. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

As of December 31, 2007, we provided bank guaranties totaling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired on December 29, 2007 and the funds were released by our bank to cash on January 2, 2008. As of September 30, 2008, we provided a cash deposit totaling $148,000 related to the lease on our new headquarters office in Stockholm, Sweden, which is restricted to us from using in our operations.

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We are evaluating what effect EITF 07-05 will have on our financial position and operating results.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are evaluating what effect FSP APD 14-1 will have on our financial position and operating results.

3.  Inventories

At September 30, 2008 and December 31, 2007, inventories consisted of parts, materials and finished products as follows (in thousands):

	September 30,	December 31,
	2008	2007

Parts and materials	$—	$247
Finished goods held at customer locations	—	1,243
Finished goods held at manufacturing partner	1,413	5,120
Total inventories	$1,413	$6,610

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

We have experienced limited success in selling our N2 mobile phone since introduction in the third quarter of 2007 and reevaluated our selling efforts and the potential markets for the N2 during the second quarter of 2008. Based upon this reevaluation, we decided that it was probable that we may have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a $7.7 million write-down of our inventory during the second quarter of 2008 and an additional $2.1 million in the quarter ended September 30, 2008 for a total inventory write-down of $9.8 million in the nine months ended September 30, 2008 reducing the value of our inventory to $1.4 million which is the estimated realizable value after selling costs of our inventory.

4.   Convertible Debt and Notes Payable

Our convertible debt and notes payable consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Senior Convertible Secured August 2007 Bridge Notes (face value $2,800)	$2,706	$2,634
Senior Convertible Secured Notes September 2007 (face value $3,053 at September 30, 2008 and $3,085 at December 31, 2007)	1,100	1,112
Loan - Almi Företagspartner	68	120
Capital leases – office copying machines	89	72
Total	3,963	3,938

Unamortized debt discount	2,600	3,746
Total debt, net of debt discount	1,363	192

Less: short-term portion of long-term debt	1,291	132

Long-term debt	$72	$60

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2008 remaining	$2,844
2009	24
2010	3,053
Thereafter	-
Total principal payments	$5,921

Loan Default

We failed to pay the $63,000 interest payment that was due on September 30, 2008. As a result, we are in default as defined under the Senior Convertible Secured Notes September 2007. Under the terms of default the interest rate has been increased from the higher of LIBOR plus 3 percent or 8% to 10.5 percent effective September 30, 2008 and the note holders can, at their option, demand immediate repayment of the notes.

Senior Convertible Secured August Bridge Notes

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement (August Bridge Notes or Bridge Notes), dated as of July 31, 2007, amended August 1, 2007, September 26, 2007 and March 24, 2008. The August Bridge Notes are convertible into the units described below. We received $3,250,000 from the Bridge Note offering and issued an option to an investor/financial advisor to invest $750,000, at the same terms and conditions as the Bridge Notes. The August Bridge Notes originally matured on December 31, 2007, however the maturity of these notes was extended to December 31, 2008.

The August Bridge Notes, due December 31, 2008, bear 8% per annum interest and are convertible into purchase units that are made up of a combination of shares of our common stock, convertible debt and warrants. The note holders have a right to convert their notes plus accrued interest anytime before December 31, 2008 into purchase units. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $1.27 per share. For accounting purposes, the embedded conversion feature was determined to meet the definition of a derivative and was recorded as liability. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares the instrument could be convertible into was not fixed. Accordingly, the embedded conversion feature is bifurcated from the debt host instrument and treated as a liability, with the offset to debt discount. The related warrants were also recorded as a liability for the same reason.

The fair value of the embedded conversion feature related to the Bridge Notes was calculated at September 26, 2007 using the Black-Scholes option pricing model and amounted to $3.3 million. The assumptions used when calculating the fair value of the embedded conversion feature related to the Bridge Notes were a term of 0.76 years, volatility of 99% and a risk-free interest rate of 4.16%. The $3.3 million fair value was recorded as “Embedded derivatives of convertible debt” and a debt discount. The debt discount exceeded the amount of recorded debt, which resulted in a charge for the three and nine months ended September 30, 2007of $654,000 for the difference between the debt discount and the value of the debt. The remaining debt discount balance is allocated to interest expense based on the effective interest rate method, with an effective interest rate of 393%, over the remaining term of the notes. The value of the embedded conversion feature is revalued at each period-end and the liability is adjusted with the offset recorded as “Non-cash financial items.”

•
At September 30, 2008, the fair value of the embedded conversion feature related to the Bridge Notes amounted to $1.2 million resulting in a $16,000 increase and $881,000 decrease for the three and nine months ended September 30, 2008 compared to the fair value of the embedded conversion feature related to the Bridge Notes of $1.2 million and $2.1 million at June 30, 2008 and December 31, 2007, respectively. The assumptions used when calculating the fair value of the embedded conversion feature related to the Bridge Notes at September 30, 2008 were a term of 0.25 years, volatility of 131.0% and a risk-free interest rate of 0.9%.

August Bridge Notes Extension Warrants

On September 26, 2007, the August Bridge Note holders that had not converted their debt were given three year warrants to purchase up to 219,074 shares (1st Extension Warrants) of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. The fair value of the warrants issued to the holders of the remaining Bridge Notes was calculated at September 26, 2007 as $706,000 using the Black-Scholes option pricing model. The assumptions used for the when calculating the fair value of the 1st Extension Warrants were a term of 0.76 years, volatility of 116% and a risk-free interest rate of 4.16%. The 1st Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The fair value of the warrants was recorded as a debt issuance cost and is allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of the 1st Extension Warrants, the modifications were significant enough to trigger debt extinguishment accounting resulting in a debt extinguishment charge for the three and nine months ended September 30, 2007 amounting to $540,000. The liability for the 1st Extension Warrants issued to the August Bridge Note holders is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items.”

•
At September 30, 2008, the liability related to the 1st Extension Warrants amounted to $6,000 resulting in a $15,000 decrease and $602,000 decrease for the three and nine months ended September 30, 2008 compared to the fair value of the 1st Extension Warrants of $21,000 and $607,000 at June 30, 2008 and December 31, 2007, respectively. The assumptions used when calculating the fair value of the 1st Extension Warrants at September 30, 2008 were a term of 2.0 years, volatility of 169.71% and a risk-free interest rate of 2.0%.

On May 21, 2008, the August Bridge Note holders that had not converted their debt were given additional three year warrants (2nd Extension Warrants) to purchase up to 510,294 shares of our common stock at a price of $1.45 per share in exchange for an agreement to extend the term of their notes from June 30, 2008 until December 31, 2008. The 2nd Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The liability for the 2nd Extension Warrants issued to the August Bridge Note holders is revalued at the end of each reporting period using the Black-Scholes option pricing model and the change in the liability is recorded as “Non-cash financing items.”

•
At September 30, 2008, the liability related to the 2nd Extension Warrants amounted to $695,000 resulting in a $1,000 increase for the three month period ended September 30, 2008, and $147,000 decrease from issuance compared to the fair value of these warrants of $694,000 and $842,000 at June 30, 2008 and May 21, 2008, respectively. The assumptions used when calculating the fair value of the 2nd Extension Warrants at September 30, 2008 were a term of 2.6 years, volatility of 156.01% and a risk-free interest rate of 2.2%.

Option to Invest in Bridge Notes

The initial fair value of the option to purchase $750,000 of the August Bridge Notes at a future date issued on August 8, 2007 amounted to $716,000 based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the option to invest were a term of 0.39 years, volatility of 99% and interest rate of 4.16%. The fair value of the option to invest was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as other current liability. The liability for the option to purchase additional August Bridge Notes is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items.”

On April 17, 2008, the option holder exercised $375,000 of the original $750,000 option amount and was issued a note, at the same terms and conditions as the August Bridge Notes. The option to invest the $375,000 unexercised portion was extended until December 31, 2008 in conjunction with the May 2008 financing. The exercise reduced the liability for the option by $314,000.

•
At September 30, 2008, the liability related to the remaining option amounted to $149,000, resulting in a $175,000 decrease and $326,000 decrease for the three and nine months ended September 30, 2008 compared to the fair value of these warrants of $324,000 and $475,000 at June 30, 2008 and December 31, 2007, respectively. The assumptions used when calculating the fair value of the warrants at September 30, 2008 were a term of 0.25 years, volatility of 131.0% and a risk-free interest rate of 0.9%.

On May 21, 2008, the option holder who exercised a portion of the option to invest in the August Bridge Notes converted an aggregate of $375,000 of debt into the common stock and warrants issued in the May 21, 2008 repricing described below. Upon conversion, we issued 295,275 shares of our common stock and 5-year warrants to purchase 590,550 shares of our common stock at an exercise price of $1.45 per share.

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

In addition, on September 26, 2007, certain holders of the August Bridge Notes converted an aggregate of $454,900 of debt and accrued interest into units offered in the September 26, 2007 financing. The debt holders of the August Bridge Notes that were converted received $227,450 three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 75,817 shares of our common stock and 5-year warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share. The fair value of the 5-year warrants totaled $340,000 and was calculated using the Black-Scholes option pricing model.

The total issuance of securities and debt on September 26, 2007 to investors and Bridge Note holders who converted was $3.1 million of three-year promissory notes bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 1,028,316 shares of our common stock and 5-year warrants to purchase 1,432,449 shares of our common stock at a price of $3.92 per share.

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

•
At September 30, 2008, the liability related to the embedded conversion feature of the convertible debt amounted to $0, as the right of the company to repurchase the notes expired September 25, 2008, resulting in a $1,000 and $1.4 million decrease for the three and nine months ended September 30, 2008 compared to the fair value of the embedded conversion feature of the convertible debt of $1,000 and $1.4 million at June 30, 2008 and December 31, 2007, respectively.

The warrants issued in conjunction with the September 26, 2007 financing meet the definition of a liability pursuant to the provisions of EITF No. 00-19. The fair value of the warrants issued in conjunction with issuance of shares of our common stock and convertible debt totaled $4.3 million on its issue date and was recorded as a liability. The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model. The assumptions used for the fair value calculation of the warrants were a term of 5 years, volatility of 116% and a risk-free interest rate of 4.2%.

•
At September 30, 2008, the liability related to the warrants amounted to $1.5 million resulting in a $51,000 increase and $2.5 million decrease for the three and nine months ended September 30, 2008 compared to the fair value of these warrants of $1.4 million and $4.0 million at June 30, 2008 and December 31, 2007, respectively. The assumptions used when calculating the fair value of the warrants at September 30, 2008 were a term of 4.0 years, volatility of 133.87% and a risk-free interest rate of 2.6%.

As part of the September 26, 2007 Private Placement, we issued 142.875 unit purchase warrants to Empire Asset Management Company (Empire) for financial advisory services provided in connection with the placement. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of LIBOR plus 3% or 8% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a five-year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance, the fair value of the unit purchase warrants issued to Empire totaled $614,000 and was included in the issuance costs related to the September financing. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 99% and a risk-free interest rate of 4.2%. The liability for the option to purchase additional units is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items”.

•
At September 30, 2008, the liability related to the unit purchase warrants amounted to $124,000 resulting in a $8,000 and $385,000 decrease for the three and nine months ended September 30, 2008 compared to the fair value of these unit purchase warrants of $132,000and $509,000 at June 30, 2008 and December 31, 2007, respectively. The assumptions used when calculating the fair value of the unit purchase warrants at September 30, 2008 were a term of 4.0 years, volatility of 114.0% and a risk-free interest rate of 2.63%.

May 21, 2008 Warrant Repricing

On May 21, 2008, we offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis and to receive two new common stock purchase warrants with an exercise price of $1.45 for each outstanding warrant exercised. In all, 8,009,586 new warrants were issued, including 590,550 to the option holder who converted the 375,000 of debt. The warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. The fair value of the warrants totaled $13.8 million. The assumptions used for the calculation of the fair value were a term of 5 years, volatility of 110.28% and interest rate of 3.09%.

•
At September 30, 2008, the liability related to the warrants amounted to $10.4 million, resulting in a $245,000 decrease for the three months ended September 30, 2008, and $3.4 million decrease from issuance, compared to the fair value of these warrants of $10.6 million and $13.8 million at June 30, 2008 and May 21, 2008, respectively. The assumptions used when calculating the fair value of the warrants at September 30, 2008 were a term of 4.6 years, volatility of 127.35% and a risk-free interest rate of 2.9%.

Anti-Dilution Feature

Common Stock

The September 26, 2007 financing agreement contains anti-dilution features for each of the common stock, convertible debt and the warrants whereby these instruments are protected separately for 18 months against future private placements made at lower share prices. On March 4, 2008, we issued 1,800,000 shares of common stock to investors of a private placement at a price of $2.50 per shares. The issuance of these shares triggered the anti-dilution feature related to common stock issued in the September 26, 2007 financing transaction. As a result we were required to issue an additional 207,492 shares of our common stock to investors in the September 26, 2007 financing. The fair value of the anti-dilution feature was calculated at March 31, 2008, using the Black-Scholes option pricing model.

•
 At September 30, 2008, the iability related to the common stock anti-dilution feature amounted to $2.9 million, resulting in a $0.3 million increase for the three months ended September 30, 2008, and a $1.4 million increase since the initial valuation, compared to the fair value of the common stock anti-dilution feature of $2.6 million and $1.5 million at June 30, 2008 and March 31, 2008, respectively. The assumptions used when calculating the fair value of the common stock anti-dilution feature at September 30, 2008 were a term of 0.5 years, volatility of 215.28% and a risk-free interest rate of 1.6%.

Warrants

As part of the May 21, 2008 financing transaction, we issued 400,480 warrants at a price of $1.27 per share and an additional 800,959 warrants at a price of $1.27 per share to Empire for financial advisory services provided in connection with the transaction. At the date of issuance, the fair value of the warrants issued to Empire totaled $2.0 million and was included in the issuance costs related to the May 21, 2008 financing transaction. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 110.28% and a risk-free interest rate of 3.09%. (see Note 5 Stockholders’ Equity)

•
At September 30, 2008, the liability related to the warrants amounted to $1.5 million, resulting in a $0 and $0.5 million decrease for the three months ended September 30, 2008, and since issuance compared to the fair value of the warrants of $1.5 million and $2.0 million at June 30, 2008 and May 21, 2008, respectively. The assumptions used when calculating the fair value of the warrants at September 30, 2008 were a term of 4.64 years, volatility of 127.35% and a risk-free interest rate of 2.9%.

The issuance of the warrants to Empire triggered the anti-dilution feature related to the warrants issued in the September 26, 2007 financing transaction. As a result, we were required to reduce the exercise price to $1.27 from $3.92 of the warrants issued to investors in the September 26, 2007 financing. The result of the reduction in the exercise price of the warrants was calculated at May 21, 2008, using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model related to the anti-dilution feature were a term of 0.84 years, volatility of 117.89% and a risk-free interest rate of 1.99%. The value of the re-priced warrants at May 21, 2008, increased by $213,000 and was recorded in “Non-cash charges for conversion features and warrants.” The fair value of the anti-dilution feature related to the warrants is calculated at the end of each reporting period and included in the total liability for the warrants. The assumptions used when calculating the fair value of the warrant anti-dilution feature at September 30, 2008 were a term of 0.5 years, volatility of 215.28% and a risk-free interest rate of 1.6%.

Derivatives

As discussed above, the senior secured, bridge and promissory notes issued above contain embedded conversion features. Pursuant to SFAS 133 and EITF 00-19 the conversion features are considered embedded derivatives and are included in “Embedded derivative of convertible debt.” At the time of issuance of the senior secured notes, the fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes using the effective interest rate method. Changes in the fair value of the conversion feature are recorded in “Non-cash charges for conversion features and warrants.” During the three months ended September 30, 2008 and 2007, we recorded a charge of $641,000 and $1.5 million of interest expense associated with the amortization of the debt discounts along with a charge of $15,000 and $18.7 million associated with the changes in the fair value of embedded conversion features recorded as liabilities, respectively.

During the nine months ended September 30, 2008 and 2007, we recorded charges of $1.1 million and $1.6 million of interest expense associated with the amortization of the debt discounts along with a (benefit)/charge of $(2.6) million and $35.4 million associated with the changes in the fair value of embedded conversion features recorded as liabilities, respectively.

Loan Agreement with Almi Företagspartner

On April 6, 2005, Neonode AB entered into a loan agreement with Almi Företagspartner (“Almi”) in the amount of SEK 2,000,000, or approximately $336,000 U.S. Dollars based on the September 30, 2008 exchange rate, with 40,000 detachable warrants in Neonode AB (corresponding to 72,000 warrants when converted into Neonode Inc. shares). The loan has an expected credit period of 48 months with an annualized interest rate of 2%. We were not required to make any repayments of principal for the first nine months. Quarterly repayments of principal thereafter amounted to SEK 154,000, or approximately $24,000 U.S. Dollars based on average exchanges rates for the nine month period ending September 30, 2008. We have the right to redeem the loan at any time prior to expiration subject to a prepayment penalty of 1%, on an annualized basis, of the outstanding principal amount over the remaining term of the loan. A floating charge (chattel mortgage) of SEK 2,000,000, or approximately $336,000 U.S. Dollars, is pledged as security.

The warrants have a term of five years with a strike price of $10.00. The warrants may be called by us for $0.10 should the price of our common stock trade over $12.50 on a public exchange for 20 consecutive days. The warrants were analyzed under EITF 00-19, and were determined to be equity instruments. In accordance with Accounting Principles Board Opinion no. (APB) 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, because the warrants are equity instruments, we have allocated the proceeds of the second Almi loan between the debt and detachable warrants based on the relative fair values of the debt security and the warrants themselves. To calculate the debt discount related to the warrants, the fair market value of the warrants was calculated using the Black-Scholes options pricing model. The assumptions used for the Almi loan debt discount were a term of five years, volatility of 30% and a risk-free interest rate of 4.50%.The aggregate debt discount amounted to $42,000 and is amortized over the expected term of the loan agreement.

5.  Stockholders’ Deficit

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

In addition, we issued an aggregate of 207,492 shares of common stock to investors who participated in the September 26, 2007 private placement pursuant to anti-dilution provisions contained in the September 26, 2007 Private Placement Subscription Agreement. Empire acted as financial advisor in the private placement and received compensation in connection with the private placement of approximately $450,000 in cash and 120,000 shares of our common stock valued at $152,400 on the date of issuance.

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

After the financings, we have approximately 30 million shares of common stock, 13.3 million warrants to purchase our common stock and 1.5 million employee stock options outstanding.

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

The following tables shows the classification of our liabilities at September 30, 2008 that are subject to recurring fair value measurements and the roll-forward of these liabilities from December 31, 2007:

	September 30, 2008	Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Warrants issued with debt	$14,311	$-	$14,311	$-
Embedded conversion features	1,214	-	1,214	-
Anti-dilution feature in debt contracts	2,948	-	2,948	-
Total Liabilities at Fair Value	$18,473	$-	$18,473	$-

For the common stock, convertible loans and warrants issued under the September 26, 2007 financing agreement, we assigned a probability to the re-pricing scenarios pursuant to the anti-dilution provisions. At September 30, 2007 and at December 31, 2007, we did not consider a re-pricing likely and therefore set the probability to zero.

We issued common stock on March 4, 2008 pursuant to a private placement subscription agreement for $2.50 per share. This triggered the re-pricing feature on the equity portion of the September financing resulting in the issuance of 207,492 shares of our common stock based on a re-priced amount of $2.50 per common share. In addition, as part of a financing transaction completed on May 21, 2008, we issued certain warrants with an exercise price of $1.27. This triggered the re-pricing feature on the warrant portion of the September 26, 2007 financing resulting in re-pricing warrants to purchase 1,432,449 shares of our common stock at $3.92 per share to a new exercise price of $1.27 per share. The warrant holders of the warrants issued in the September 26, 2007 financing are not entitled to additional shares of our common stock as a result of the re-pricing, but rather just a reduction in the exercise price. We also determined that it was probable that additional common stock would be issued in the future and that there may be future re-pricing of outstanding warrants. In order to determine the value of the re-pricing features included with the common stock and warrants issued under the September 27, 2007 financing agreement, we used the Black-Scholes option pricing model. The variables used in the Black-Scholes model at September 30, 2008 for the re-pricing feature related to common stock included a stock price of $0.12, a re-priced strike price of $2.50, volatility of 215.28%, and a risk-free interest rate of 1.6%. The variables used in the Black-Scholes model for the re-pricing feature related to warrants containing a re-pricing feature included a stock price of $0.12, a warrant strike price of $1.27, volatility of 133.87%, and a risk-free interest rate of 2.63%.

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

Stock Options

As of September 30, 2008, we had four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006, we will not grant any additional equity awards out of the 1996 Plan;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008, we will not grant any additional equity awards out of the 1998 Plan ;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of September 30, 2008:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at September 30, 2008:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	61,000	—	61,000
1998 Plan	72,395	—	35,900
Neonode Plan	943,463	—	943,563
2006 Plan	381,505	550,857	59,165
Director Plan	42,500	—	15,500

Total	1,500,863	550,857	1,115,128

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,434,732	$1.42 - $27.50	$2.58
Granted	570,000	0.60 - 3.45	3.17
Cancelled or expired	(1,482,869)	1.84 - 8.49	2.52
Exercised	(21,000)	1.84 - 1.84	1.84
Outstanding at September 30, 2008	1,500,863	$0.60 - $27.50	$2.87

The 1996 Plan terminated effective January 17, 2006 and the 1998 Plan terminated effective June 15, 2008 and although we can no longer issue stock options out of the plans, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998 and 2006 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

The Neonode Plan has been designed for participants (i) who are subject to Swedish income taxation (each, a Swedish Participant) and (ii) who are not subject to Swedish income taxation (each, a Non-Swedish Participant). The options issued under the plan to the Non-Swedish Participant are five year options with 25% vesting immediately and the remaining vesting over a three year period. The options issued to Swedish participants are vested immediately upon issuance. The fair value of the options issued out of the Neonode Plan at the date of issuance was calculated using the Black-Scholes option pricing model. These calculations assumed risk free interest rates ranging from 4.5% to 4.875%, a volatility of 50% and share prices ranging from $4.69 to $4.78. We will not grant any additional equity awards out of the Neonode Plan.

We did not grant any options to purchase shares of our stock during the three months ended September 30, 2008. We granted options to purchase 570,000 shares of our common stock to employees or members of our Board of Directors (Board) during the nine months ending September 30, 2008. We granted options to purchase 327,978 and 2,317,332 shares of our common stock to employees or members of our Board during the three and nine months ending September 30, 2007, respectively. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Salary expense for the three and nine months ending September 30, 2008 includes stock compensation charges totaling $124,000 and $754,000 relating to the above issuance of employee and director stock options, respectively. Salary expense for the three and nine months ending September 30, 2007 includes a stock compensation charges totaling $67,000 and $120,000 relating to the above issuance of employee and director stock options, respectively. The remaining unamortized expense related to issued stock options is $676,000 at September 30, 2008. The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 3 years. The stock compensation expense reflects the fair value of the vested portion of options for the Swedish and Non-Swedish participants at the date of issuance, the amortization of the unvested portion of the stock options, less the option premiums received from the Swedish participants. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the three months ended September 30	2008	2007
Expected life (in years)	None Granted	2.40
Risk-free interest rate	—	5.35%
Volatility	—	77.52%
Dividend yield	—	0.00%

Options granted in the nine months ended September 30	2008	2007
Expected life (in years)	2.67	3.33
Risk-free interest rate	2.86%	5.75%
Volatility	150.56%	110.81%
Dividend yield	0.00%	0.00%

•	No options were granted or exercised during the three months ended September 30, 2008.
•	The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $2.43.
•	The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2007 was $2.32 and $1.59, respectively.
•	The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2008 was $1,272.
•	The aggregate intrinsic value of the options exercised during the three and nine months ended September 30, 2007 was $5,370.

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

The following table sets forth an analysis of our warranty reserve (in thousands):

	Nine Months ended September 30, 2008	Year ended December 31, 2007
Warranty reserve at beginning of period	$95	$-
Less: Cost to service warranty obligations	(48)	-
Plus: Increases to reserves	-	95
Total warranty reserve included in other accrued expenses	$47	$95

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2008 and December 31, 2007, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2008 and December 31, 2007, respectively.

We are the secondary guarantor on the sublease of our previous headquarters until March 2010. We believe we will have no liabilities on this guarantee and have not recorded a liability at September 30, 2008.

9.  Concentration of Credit and Business Risks

Revenue for the three and nine months ended September 30, 2008 includes revenue from the sales of our N2 multimedia mobile phones. None of our revenues are generated from sales activities in the United States. Revenue for the nine months ended September 30, 2007 includes $22,000 in revenue from the sales of our first mobile phone, the N1, and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of September 30, 2008, the Asian manufacturer had not sold any mobile telephones using our technology. The net revenue related to this agreement was allocated over the term of the agreement, amounting to $0 for the three months ended September 30, 2008 and 2007, respectively. The net revenue related to this agreement amounted to $0 and $458,000 for the nine months ended September 30, 2008 and 2007, respectively.

Our net sales for the three months ended September 30, 2008 includes $1.8 million, 87% of net sales, which were recognized from deferred revenue, such as N2 phones were sold through the channel during the quarter. We defer recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to our customers until they have resold our products to their customers. We did not have any sales to individual customers in excess of 15% of net sales for the three months ended September 30, 2008. Sales to individual customers in excess of 15% of net sales for the three months ended September 30, 2007 included sales to our first customer for our N2 mobile phone located in Greece of $876,000, or 73% of net sales.

Our net sales for the nine months ended September 30, 2008 includes $2.6 million, 87% of net sales, which were recognized from deferred revenue, such as N2 phones were sold through the channel during the nine months ended September 30, 2008. We did not have any sales to individual customers in excess of 15% of net sales for the nine months ended September 30, 2008. Sales to individual customers in excess of 15% of net sales for the nine months ended September 30, 2007 included sales to a major Asian manufacturer located in Korea related to the amortization of the technology licensing agreement of $458,000, or 27% of net sales and sales to our first customer for our N2 mobile phone located in Greece of $876,000, or 72% of net sales. All sales were executed in Euros or U.S. dollars.

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

10.  Net Loss Per Share

Basic net loss per common share for the three and nine months ended September 30, 2008 and 2007 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

However, common stock equivalents of approximately 0 and 1,275,034 stock options and 13.3 million and 7.9 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the three months ended September 30, 2008 and 2007, respectively, due to their anti-dilutive effect.

Common stock equivalents of approximately 13,041 and 330,555 stock options and 13.3 million and 7.9 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2008 and 2007, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
BASIC AND DILUTED
Weighted average number of common shares outstanding (a)	30,010	18,337	27,428	14,443
Number of shares for computation of net loss per share	30,010	18,337	27,428	14,443

Net loss	$(7,716)	$(25,233)	$(31,754)	$(47,271)

Net loss per share basic and diluted	$(0.26)	$(1.38)	$(1.16)	$(3.27)

(a)	In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

11.  Segment Information

We have one operating segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information . We currently operate in one industry segment: the development and selling of multimedia mobile phones. To date, we have carried out substantially all of our operations through our subsidiary in Sweden, although we do carry out some development activities together with our manufacturing partner in Malaysia. The majority of our sales are concentrated in Europe.

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

On July 1, 2008, we received a notice from NASDAQ that we had not regained compliance within the specified time period and that unless we requested an appeal of the non-compliance determination our securities would be suspended from trading on the NASDAQ Capital Market on July 10, 2008. We submitted a request to have a hearing to the NASDAQ Listing Qualifications Panel (Panel). Our request stays the delisting of our securities pending the hearing and a determination by the Panel. We appeared before the Panel on August 28, 2008. On November 18, 2008, we received a determination letter from the Panel that the Panel granted us an extension until December 29, 2008 to complete our proposed restructuring and refinancing transactions and regain compliance with the Rule.

Additionally, on July 3, 2008, we received another staff deficiency letter from NASDAQ stating that for the last 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum required for continued inclusion under Marketplace Rule 4310(c)(4). The notice further states that pursuant to Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days (or until December 30, 2008) to regain compliance. If, at any time before December 30, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we may regain compliance with the Minimum Bid Price Rule. NASDAQ subsequently modified its Marketplace Rules and notified us that we have until April 6, 2009 to regain compliance with the bid price under Marketplace Rule 4310(c)(4).

Note 13. Subsequent Events

On October 22, 2008, Neonode Inc. (“Neonode”) and Distribution Management Consolidators Worldwide, LLC (DMC Worldwide) entered into a Termination Agreement and Mutual Release (the “Termination Agreement”). The terms of the Termination Agreement terminate (i) the Formation and Contribution Agreement, dated January 8, 2008 (the “Formation Agreement”), pursuant to which DMC Worldwide and Neonode formed Neonode USA, and (ii) the License Agreement, dated January 8, 2008 (the “License Agreement”), pursuant to which Neonode granted certain technology license rights to Neonode USA. A description of the Formation Agreement and License Agreement, and the transactions contemplated therein, is set forth in Neonode’s Current Report on Form 8-K filed on January 14, 2008 with the Securities and Exchange Commission, and is incorporated herein by reference.

Pursuant to the terms of the Termination Agreement: (i) Neonode will pay DMC Worldwide $225,000 in full satisfaction and settlement of any and all claims that DMC Worldwide may have in connection with the Formation Agreement, the License Agreement and/or with Neonode USA; (ii) the Formation Agreement, except for Section 7.3 (Option to Purchase or Sell/Appraisal Rights) which shall survive until June 30, 2009, and Article 9 (Confidentiality) which shall survive until October 22, 2010, is terminated and has no further force and effect; (iii), the License Agreement, except for Article 5 (Confidentiality), which survives in accordance with its terms, is terminated and has no further force and effect; and (iv) Neonode USA will be dissolved.

In addition, Neonode has agreed that if prior to June 30, 2009 Neonode sells all or any part of the intellectual property owned by Neonode AB (Neonode’s wholly owned operating subsidiary) to an unaffiliated third party, then DMC Worldwide will be entitled to 50% of the net proceeds from such sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we assume no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties set forth under the caption "Risk Factors" in the Annual Report on Form 10K for the year ended December 31, 2007 and Quarterly Report on Form 10Q for the quarter ended June 30, 2008.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and financial statements and the notes thereto for the year ended December 31, 2007 contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. During the nine months ended September 30, 2008, we raised approximately $8.2 million net cash proceeds though the sale of our securities. Unless we are able to increase our revenues and decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through the end of 2008. We are currently evaluating different financing alternatives including but not limited to selling shares of our common or preferred stock or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares. We are also proposing to convert our convertible debt and a majority of our accounts payable to shares of our common or preferred stock which would result in the issuance of significant number of additional shares of our common stock.

In addition to proposing to raise additional cash from the sale of our securities and conversion of debt and accounts payable to equity, we have taken steps to restructure our operations and reduce our monthly operational cash expenses. Our target is to reduce our operational cash expenses to an amount less than $300,000 per month. We continue to pursue and support customers for our N2 mobile handsets and are developing our technology offerings. We also revised our business plan so that we now focus the majority of our efforts on capitalizing on the special features of our technology and our core engineering competence through licensing our technology to third party companies.

Our unrestricted cash balance on September 30, 2008 totals $55,000. On October 22, 2008, Neonode Inc’s Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish reorganization act (1996:764). Mr. Anders W. Bengtsson of the Stockholm based law firm Nova was appointed to administrate the process. Under Swedish law, the reorganization process provides an initial period of three months to allow us to restructure and recapitalize our subsidiary, Neonode AB, in an orderly fashion. Should it be deemed necessary we can file for an extension period of additional three months to complete the reorganization. In accordance with 16 § of the Swedish act of reorganization, a Neonode AB creditors’ meeting was held at the district court of Stockholm, Sweden November 11, 2008. At that meeting the creditors of Neonode AB were offered a settlement proposal to convert the amounts owed by Neonode AB to shares of common stock of Neonode Inc. The creditors present at the meeting agreed to allow Neonode AB until January 22, 2009 to get all the creditors to accept the proposed settlement agreement.

We will not be able to continue operations through the end of December 2008, unless we are able to convert Neonode AB’s accounts payable to equity and raise at least $2 million through the sale of Neonode Inc. equity or debt financial instruments. If the creditors of Neonode AB do not accept the proposed settlement agreement, Neonode AB may be forced to enter bankruptcy liquidation proceedings as defined under the bankruptcy laws of Sweden. If that occurs, all the Neonode AB intellectual property and proprietary assets will be transferred to Neonode Inc under an intercompany borrowing asset pledge agreement between Neonode Inc. and Neonode AB. If Neonode AB is forced to liquidate under bankruptcy, Neonode Inc. would continue to operate as a technology licensing company if Neonode Inc. is successful in raising at least $2 million through the sale of Neonode Inc. equity or debt financial instruments.

There is no assurance that we will be successful in convincing creditors of our subsidiary Neonode AB to convert their accounts payable to our common stock, reducing our operating expense, generate cash flow from operations or obtain sufficient funding from any source on acceptable terms, if at all. If we are unable to generate cash flow from our operations or secure additional funding and stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of executing on our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Business

We specialize in finger based optical infrared touchscreen technology which we refer to as zForce.  Our mission is to enhance the user experience related to any consumer or industrial device that can benefit from a finger based optical touchscreen solution. We also developed an optical touchscreen mobile phone product, the Neonode N2, with a completely unique user experience that doesn’t require any keypads, buttons or other moving parts. Under our revised business plan, we will focus our effort on the development and licensing of our touchscreen technology.

We began shipping the N2 to our first customers in July 2007 but have faced extreme difficulty in finding a viable market for our mobile phones. We faced some technology issues in early 2008 but corrected those issues by May 2008. We have lacked the requisite marketing and co-marketing dollars to enter the mainstream mobile phone handset markets. We have been able to sell a modest number of N2’s though our Web store but we have been unable to find a large customer willing to take a significant quantity of the N2’s. In December 2007, we shipped approximately 8,500 mobile phones to our customer in India and subsequently cancelled the sales contract and took possession the phones after our customer was unable to make the necessary payments to us. We have not been able to find a replacement customer in India or elsewhere for the 8,500 phones previously shipped. We have no sales backlog for the N2 and have no pending orders. To date, through our manufacturing partner in Malaysia, we have manufactured a total of approximately 50,000 N2 mobile phones We have a total of approximately 40,000 N2 mobile phones in inventory, of which approximately 28,000 are located at our manufacturing partner in Malaysia, 8,500 in a bonded warehouse in India and 3,000 with our contract support partner ,Sykes, in Scotland. We will continue to pursue sales opportunities for the remaining inventory of the N2 mobile phone. We have no current plans to build more inventory of the N2 mobile phone.On October 22, 2008, we terminated our agreement with Distribution Management Consolidators Worldwide, LLC (DMC Worldwide) and dissolved Neonode USA which was created for the sole purpose of distributing the N2 in the US and China and to license our technology worldwide. After the dissolution of Neonode USA, we refocused our business plan to concentrate our efforts on licensing our touchscreen technology to third party companies to integrate into their products.

We adopted a revised business plan that we expect will enhance our ability to capitalize on the special features of our technology and our core engineering competence while at the same time lay the foundation for the future. In this regard, we have established the following priorities:

•	Generate sales of our N2 phone that we hold in inventory;
•	Reduce our operating expenses to below $300,000 per month;
•	Continue to develop our optical touchscreen technology; and,

•	Develop Business to Business (B2B) opportunities to integrate our technology into third party company’s products.

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

Background

The merger (Merger) of SBE, Inc and the former Neonode Inc closed on August 10, 2007. The merged entity then changed its name to Neonode Inc. For accounting purposes, the Merger was accounted for as a reverse merger with Neonode as the accounting acquirer. Thus, the historical financial statements of the former Neonode Inc have become our historical financial statements and the results of operations of our company. The unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and discussion of our financial condition and results of operations for the three and nine months ended September 30, 2008 below reflect the former Neonode’s stand-alone consolidated operations. Our consolidated financial statements include the former Neonode Inc accounts, those of its wholly-owned subsidiary, Neonode AB, and, from August 10, 2007, the former SBE, Inc’s accounts and the accounts of SBE, Inc’s wholly-owned subsidiary Cold Winter, Inc.

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

Revenue for the three and nine months ended September 30, 2008 includes revenue from the sales of our N2 multimedia mobile phones. Revenue for the three and nine months ended September 30, 2007 includes revenue from the sales of our first mobile phone, the N1, and revenue from a licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two year period. The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provides for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology. In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. The agreement expired in July 2008. As of September 30, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

The net revenue related to this agreement was allocated over the term of the agreement, amounting to $0 for the three month period ending September 30, 2008 and 2007, respectively. The net revenue related to this agreement amounted to $0 and $458,000 for the nine month period ending September 30, 2008 and 2007, respectively. The contract also includes consulting services to be provided by Neonode on an “as needed basis.” The fees for these consultancy services vary from hourly rates to monthly rates and are based on reasonable market rates for such services. To date, we have not provided any consulting service related to this agreement. Generally, our customers are responsible for the payment of all shipping and handling charges directly with the freight carriers.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2008 and December 31, 2007. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provides for a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and therefore no material adjustment to the January 1, 2007 balance of retained earnings. As of September 30, 2008 and December 31, 2007, unrecognized tax benefits approximated $0, respectively.

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We are evaluating what effect EITF 07-05 will have on our financial position and operating results.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are evaluating what effect FSP APD 14-1 will have on our financial position and operating results.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the three and nine months ended September 30, 2008 and 2007. These operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	248	88	489	63

Gross profit (loss)	(148)	12	(389)	37

Product research and development	27	87	111	187
Sales and marketing	41	56	131	98
General and administrative	57	83	184	209
Total operating expenses	125	226	426	494
Operating loss	(273)	(214)	(815)	(457)

Interest and other income	—	20	1	31
Interest and other expense	(8)	(57)	(9)	(56)
Foreign currency exchange rate gain (loss)	(49)	—	(29)	—
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	(31)	(1,865)	(231)	(2,347)

Net loss	(361)%	(2,116)%	(1,083)%	(2,829)%

Net Sales

Net sales for the three months ended September 30, 2008 were $2.1 million, an increase from $1.2 million net sales for the three months ended September 30, 2007. Revenue for the three months ended September 30, 2008 is primarily from the recognition of $1.8 million of deferred revenue related to shipments the N2 multimedia mobile phone in previous quarters compared to$1.2 million of sales for the N2 for the same period in 2007. We made our first customer shipments of the N2 in July 2007.

Net sales for the nine months ended September 30, 2008 were $2.9 million, a 71% increase from $1.7 million net sales for the nine months ended September 30, 2007. Revenue for the nine months ended September 30, 2008 is comprised entirely from the sales of the N2 multimedia mobile phone. Revenue for the nine months ended September 30, 2007 is comprised of $1.2 million from the sales of the N2 multimedia mobile phone and $503,000 related to the amortization of fees from the technology licensing agreement with a major Asian manufacturer. In July 2005, we entered into a technology licensing agreement with a major Asian manufacturer where we licensed our touch screen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our software for a period which expired in July 2007. The agreement was extended for one year in July 2007. The exclusive right to use our technology to develop a mobile phone does not limit our right to use our licensed technology for our own use, nor to grant to third parties the right to use our licensed technology to develop devices other than mobile phones. The net revenue related to this agreement has been recognized on a straight-line basis over the original two-year term of the agreement, ending in July 2007.

We began shipping the N2 to our first customers in July 2007 but have faced extreme difficulty in finding a viable market for our mobile phones. We did face some technology issues in early 2008 but corrected those issues by May 2008. We have lacked the requisite marketing and co-marketing dollars to enter the mainstream mobile phone handset markets. We have been able to sell a modest number of N2s though our Web store but we have been unable to find a large customer willing to take a significant quantity of the N2s. In December 2007, we shipped approximately 8,500 mobile phones to our customer in India and subsequently cancelled the sales contract and took possession the phones in August 2008 after they were unable to make the necessary payments to us. We recorded the revenue upon the original shipment of the phone to our customer in India to a deferred revenue liability account pursuant to our revenue recognition policy. When we cancelled the sales contract in August 2008 and retook possession of the phones that we had previously shipped to our customer in India we reduced the deferred revenue and accounts receivable accounts. To date, we have not been able to find a replacement customer in India or elsewhere. We do not have any sales backlog for the N2 and do not have any pending orders. We have approximately 40,000 N2 mobile phones in inventory of which approximately 28,000 are located at our manufacturing partner in Malaysia, 8,500 in a bonded warehouse in India and 3,000 with our contract support partner Sykes, in Scotland. We will continue to pursue sales opportunities for the remaining inventory of the N2 mobile phone. We have no current plans to build more inventory of the N2 mobile phone.

On October 22, 2008, we terminated our agreement with Distribution Management Consolidators Worldwide, LLC (DMC Worldwide) and dissolved Neonode USA which was created for the purpose of distributing the N2 in the US and China and to license our technology worldwide. After the dissolution of Neonode USA, we refocused our business plan to concentrate our efforts on licensing our touch screen technology to third party companies to integrate into their products.

Gross Profit (Loss)

Gross profit (Loss) as a percentage of net sales was (148)% and 12% in the three months ended September 30, 2008 and 2007, respectively. Our costs of goods include the direct and indirect cost of production of our mobile phone including the salaries and benefits of personnel in our internal production department, depreciation of production related tooling and the estimated product warranty costs. In the three months ended September 30, 2008, our cost of sales includes an inventory write-down charge of $2.1 million. We have experienced limited success in selling our N2 mobile phone since introduction in 2007 and have reevaluated our selling efforts and the potential markets for the N2. Based upon this reevaluation, we decided that it was probable that we may have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2

During the three months ended September 30, 2007, we began production and shipment of our commercially available N2 mobile phone handsets, and the costs of goods for that quarter reflect the cost to produce a our N2 mobile phone handsets in very limited production runs. Limited production runs of new products typically have higher costs of production due to the price of purchasing components in low volumes, and lower sales volumes do not efficiently absorb production overhead costs.

Gross profit (loss) as a percentage of net sales was (389)% and 37% in the nine months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008, our cost of sales includes an inventory write-down charge of $9.8 million. We have experienced limited success in selling our N2 mobile phone since introduction in 2007 and reevaluated our selling efforts and the potential markets for the N2 during the second and third quarters of 2008. Based upon this reevaluation, we decided that it was probable that we may have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a write-down reducing the value of our inventory to the estimated realizable value of our inventory at September 30, 2008. In addition our low sales volumes have been unable to efficiently absorb the cost of our internal production department. During the nine months ended September 30, 2007, we had a product mix that included the initial sales of our N2 mobile phone handsets and the final two quarters of amortization of deferred revenue related to a technology license agreement that we entered into in 2005.

Product Research and Development

Product research and development (R&D) expense for the three months ended September 30, 2008 were $582,000 million, a 44% decrease over $1.0 million for the same quarter in 2007.

The decrease in R&D for the three ended September 30, 2008 as compared to the same period in 2007 is primarily the result of two factors:

•	A decrease in the number of employees in our engineering department from 10 employees to 6 employees; and
•
an significant decrease in engineering design projects related expenditures related to the development of the N2 and future products and the elimination of all outside engineering design services and consultants used in the design process of mobile products.

R&D expense for the nine months ended September 30, 2008 were $3.2 million, a 4% increase over $3.1 million for the same period in 2007. The small increase in R&D for the nine months ended September 30, 2008 as compared to the same periods in 2007 is primarily the result of an increase in engineering design projects related expenditures related to the development of the N2 and future products including production tooling, N2 prototypes and the extensive use of outside engineering design services and consultants to develop the plastics/mechanics and antenna used in the design of the N2 phone.

We plan to continue to eliminate expenditures on mobile phone related R&D projects. We have a product roadmap of future enhancements to our technologies and expect to have R&D budgets in order to develop these technologies to meet our new business to business technology licensing business plan.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2008 was $878,000, an increase from $670,000, or 31%, for the same period in 2007.

Sales and marketing expense for the nine months ended September 30, 2008 were $3.8 million, an increase from $1.6 million, or 138%, for the same period in 2007.

This increase in the three and nine months ended September 30, 2008 over the same periods in 2007 is primarily related to an increase in product marketing activities as we attempted to sell our N2 mobile phone handset in numerous markets in Europe and Asia.

We do not plan to incur any additional marketing expense related to the N2 and have reduced the number of employees in our sales and marketing department from 14 employees to 3 since May 2008. Future sales and marketing efforts will be to support our technology licensing business.

General and Administrative

General and administrative expense for the three months ended September 30, 2008 were $1.2 million, an increase from $991,000, or 21%, for the same period in 2007.

General and administrative expense for the nine months ended September 30, 2008 were $5.4 million, a 54% increase from $3.5 million for the same period in 2006.

The increase is primarily due to an increase in legal and accounting fees after the reverse merger in August 2007. The quarter ended September 30, 2008 also includes $225,000 in expense related to the termination of the Neonode USA agreement.

We expect to see a reducing in our general and administrative expense due to reduced headcount in the finance department.. Prior to September 2008, we had 8 employees in the general and administrative departments including the CEO, finance and support departments. In the future we plan to employ 4 to 5 employees in these departments. We also expect to see a reduction in our accounting fees when we no longer have to use fair value accounting when we convert our convertible debt and warrants to equity.

Interest and Other Expense

Interest and other expense, net for the three months ended September 30, 2008 was $1.9 million, a 92% decrease from $22.7 million for the same period in 2007. The decrease is directly related to a $18.7 million non-cash expense as a result of valuing the embedded conversion feature related to the senior secured notes just prior to conversion of the same notes in 2007. In addition we incurred $3.6 million of non-cash charges, mainly related to the financing transactions in September 2007, related to debt discounts, deferred financing fees, debt issuance costs and debt extinguishment. The remaining difference is related to the effects of foreign currency exchange loss related to valuation change of the US dollar as compared to the Swedish krona.

Interest and other expense, net for the nine months ended September 30, 2008 was $7.9 million, a 80% decrease from $39.7 million for the same period in 2007. The increase is directly related to a $35.4 million non-cash expense as a result of valuing the embedded conversion feature related to the senior secured notes in 2007. We also incurred $3.8 million of non-cash charges related to debt discounts, deferred financing fees, debt issuance costs and extinguishment in 2007. The remaining difference is related to the effects of foreign currency exchange loss related to valuation change of the US dollar as compared to the Swedish krona.

Income Taxes

Our effective tax rate was 0% in the three and nine ended September 30, 2008 and 2007, respectively. We recorded valuation allowances in 2008 and 2007 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $7.7 million and $31.8million in the three and nine months ended September 30, 2008, compared to a net loss of $25.2 million and $47.2 million in the comparable period in 2007, respectively.

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
•  our ability to transition our business model from product sales to technology licensing;
•  our ability to convert existing debt and accounts payable to equity;
•  our ability to raise additional capital, if necessary; and
•  our ability to secure credit facilities, if necessary.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm, in respect of the 2007 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We are not generating sufficient cash from the sale of our products to fund our operations and have been incurring significant losses. We have been funding our operations primarily with cash proceeds raised through the sale of notes that are convertible into our common stock, shares of our common stock and warrants, and exercise of our warrants. During the nine months ended September 30, 2008, we raised approximately $8.2 million net cash proceeds though the sale of our securities. We have taken steps to restructure our operations and reduce our monthly operational cash expenses . Our goal is to reduce our operational cash expenses to less than $300,000 per month. Although we have been able to fund our operations to date, there is no assurance that we will be able to increase sales and reduce expenses or attract the additional capital or other funds needed to sustain our operations.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at September 30, 2008 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact Neonode’s future operating results. Certain of Neonode loans are in Swedish kronor and fluctuations in the exchange rate of the U.S. Dollar compared to the Swedish krona will impact both the interest and future principal payments associated with these loans.

At September30, 2008, we had cash and cash equivalents of $203,000, as compared to $6.8 million at December 31, 2007. Included in this cash are amounts held as restricted cash of $148,000 and $5.7 million at September 30, 2008 and December 31, 2007, respectively. In the nine months ended September 30, 2008, $15.1 million of cash was used in operating activities, partially offset by a decrease in accounts receivable amounting to $0.9 million, an increase in accounts payable and other liabilities amounting to $3.4 million and our net loss of $31.8 million adjusted by the following non-cash items (in thousands):

Depreciation and amortization	$330
Write-down of inventory	9,823
Valuation charges for conversion features and warrants	6,778
Stock-based compensation expense	1,074
$17,005

As of October 31, 2008, we had unrestricted cash and cash equivalents of $34,000. We have suffered recurring losses from operations and negative cash flows and, unless we are able to generate additional funds from third party sources in the near future, we will not be able to meet our financial obligations. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment

At December 31, 2007, we had outstanding $5.7 million in bank guaranties that were provided at various times during the 12 month period then ended. These bank guaranties were provided as collateral for the performance of our obligations under our agreement with our manufacturing partner except for an amount of $148,000 relating to the leasing agreement for our new premises beginning in April 2008. All the outstanding bank guaranties relating to our manufacturing partner expired at December 29, 2007 and the funds were released by our bank to cash on January 2, 2008 leaving $148,000 as restricted cash at September 30, 2008.

Adjusted working capital (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was a deficit of $10.6 million at September 30, 2008 compared to an adjusted working capital of $5.8 million at December 31, 2007.

In the nine month period ended September30, 2008, we purchased $205,000 of fixed assets, consisting primarily of manufacturing tooling, computers and engineering equipment.

On March 4, 2008, we sold $4.5 million in securities, net cash proceeds to us of $4.0 million, in a private placement to accredited investors. We sold 1,800,000 shares of our common stock for $2.50 per share. After placement agent fees and offering expenses, we received net proceeds of approximately $4.0 million. Empire Asset Management Company acted as financial advisor for the transaction and was paid a cash fee of approximately $450,000 and received 120,000 shares of our common stock

On May 21, 2008, we completed a $5.1 million, net cash proceeds to us of $4.1 million, financing primarily to prior security holders, directors, affiliates of management and institutional investors .We offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis for a limited period, ended May 19, 2008. In all, 4,004,793 outstanding warrants were exercised at a strike price of $1.27 per warrant (including $375,000 of surrender of debt). We issued 4,004,793 shares of our common stock and two new common stock purchase warrants, with an exercise price of $1.45, for each outstanding warrant exercised. A total of 8,009,586 new common stock purchase warrants were issued to investors who surrendered or purchased shares under the warrant exchange offer. We also extended the maturity date of $2.85 million of convertible debt that was due on June 30, 2008 until December 31, 2008 by issuing the note holders 510,293 common stock purchase warrants, with an exercise price of $1.45. Empire Asset Management Company acted as financial advisor for the transaction and was paid a cash fee of approximately $510,000 and received a warrant to purchase 400,480 shares of our common stock at $1.27 per share and a warrant to purchase 800,959 shares of our common stock at $1.45 per share.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

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

The factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under “Internal Control of Financial Reporting” related to the integration and consolidation of the Swedish operating subsidiary we acquired on August 10, 2007 further contributed to the conclusion of our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008 we continued moving towards complete integration and consolidation of business and financial operations of SBE and Neonode and we expect to take additional steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

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

The above steps are contingent upon our ability to obtain adequate financing to restructure and recapitalize the company. Other than as described above, there have not been any other changes in our internal control over financial reporting as of the quarter ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1   Legal Proceedings

On September 4, 2008, we received a summons to appear in the United States District Court for the Southern District of New York because one of our investors in previous private placements transactions, Alpha Capital Anstalt (Alpha) alleged that we failed to issue certain stock certificates pursuant to the terms and conditions of the investment subscription agreements. Alpha was asking the court to award them $734,650 in damages plus attorneys fees. Although we feel the claim has no merit, we have reached an agreement in principal on the terms for a negotiated settlement with Alpha that has not been finalized.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Business

We will require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. We project that we have sufficient liquid assets to continue operating into the end of November 2008. We estimate that we will need a minimum of approximately $2 million of additional cash from additional financings, to fund operating expenses through August 31, 2009. We are currently evaluating different financing alternatives including but not limited to selling shares of our common or preferred stock or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares. If our operations do not become cash flow positive as projected we will be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

The current worldwide financial and credit markets are difficult to access.

The recent collapse of the worldwide financial and credit markets make it extremely difficult to access source of capital or borrowings, Credit line facilities from financial institutions, additional private equity investment or debt arrangements may not be available to us for some time in the future. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition.

Item 3. Defaults Upon Senior Securities

We failed to pay the $63,000 interest payment on Senior Convertible Secured Notes with principal totaling $3,053,000 that was due on September 30, 2008. As a result, we are in default as defined under the Senior Convertible Secured Notes September 2007. Under the terms of default the interest rate has been increased from the higher of LIBOR plus 3 percent or 8% to 10.5 percent effective September 30, 2008 and the note holders can, at their option, demand immediate repayment of the notes.

Item 4.  Submission of Matters to a Vote of Security Holders

(1) A special meeting of stockholders was held on Tuesday, August 5, 2008, at our headquarters office located at Warfvingesväg 45, SE-112 51 Stockholm, Sweden.

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
10.47
License Agreement by and among Neonode AB, Neonode Inc. and Neonode USA LLC dated January 8, 2008. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form  10-Q filed on May 20, 2008)

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

10.53	Financial Advisor Agreement with Empire Asset Management Company, dated as of May 12, 2008 (incorporated by reference to Exhibit 10.53 of our Current Report on Form 8-K filed on May 27, 2008)
10.54	Termination and Mutual Release Agreement for Neonode USA LLC dated October 22, 2008 (incorporated by reference to Exhibit 10.54 of our Current Report on Form 8-K filed on October 24, 2008)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 19, 2008.

Neonode Inc.
Registrant

Date: November 19, 2008	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

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
10.47
License Agreement by and among Neonode AB, Neonode Inc. and Neonode USA LLC dated January 8, 2008. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form  10-Q filed on May 20, 2008)

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

10.53	Financial Advisor Agreement with Empire Asset Management Company, dated as of May 12, 2008 (incorporated by reference to Exhibit 10.53 of our Current Report on Form 8-K filed on May 27, 2008)
10.54	Termination and Mutual Release Agreement for Neonode USA LLC dated October 22, 2008 (incorporated by reference to Exhibit 10.54 of our Current Report on Form 8-K filed on October 24, 2008)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement