Form 10-K
period 2008-12-31
Neonode, Inc
filed 2009-04-15
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-8419

NEONODE INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1517641
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Sweden Linnegatan 89, SE-115 23 Stockholm, Sweden
USA 651 Byrdee Way, Lafayette, CA. 94549
(Address of principal executive offices and Zip Code)

Sweden + 46 8 667 17 17
USA + 1 925 768 0620
(Registrant's Telephone Numbers, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NONE

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

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2008 (the last business day of the second quarter of the registrant’s current fiscal year) as reported on the Nasdaq Capital Markets, was $7,278,950.

The number of shares of the registrant’s common stock outstanding as of March 23, 2009 was 37,009,589.
The number of shares of the registrant’s Series A Preferred stock outstanding as of March 23, 2009 was 855,522.96.
The number of shares of the registrant’s Series B Preferred stock outstanding as of March 23, 2009 was 92,795.94.

DOCUMENTS INCORPORATED BY REFERENCE

None

NEONODE INC.

2008 ANNUAL REPORT ON FORM 10-K

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

       We are providing optical touchscreen solutions for handheld devices. The cornerstone of our solutions is our innovative optical infrared touchscreen technology, zForce™. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of finger-based input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

Our History and Restructuring

Neonode Inc., formerly known as SBE, Inc., was incorporated in the state of Delaware on September 4, 1997.

On January 11, 2007, SBE, Inc. entered into an Agreement for the Purchase and Sale of Assets with One Stop Systems, Inc., a manufacturer of industrial-grade computing systems and components (One Stop), pursuant to which SBE Inc sold all of the assets associated with its embedded hardware business (excluding cash, accounts receivable and other excluded assets specified in the asset purchase agreement) to One Stop for approximately $2.2 million in cash plus One Stop’s assumption of the lease of SBE, Inc.’s corporate headquarters building and certain equipment leases.

On August 10, 2007, Cold Winter Acquisition Corporation (Cold Winter Acquisition Sub), a Delaware corporation and wholly-owned subsidiary of SBE, Inc., consummated a merger and reorganization where Cold Winter Acquisition Sub was merged with and into Neonode Inc. a Delaware Corporation (Old Neonode), with Old Neonode continuing after the merger as the surviving corporation and a wholly-owned subsidiary of SBE, Inc. (Merger). SBE, Inc.’s name was subsequently changed to “Neonode Inc.” in connection with the completion of the Merger.

Old Neonode was incorporated in the State of Delaware in 2006 and was the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden.

After the Merger with Cold Winter Acquisition Sub, Old Neonode changed its name to Cold Winter, Inc. (Cold Winter).  Following the closing of the Merger, the business and operations of Cold Winter prior to the Merger became the primary business and operations of the newly-combined company. The newly-combined company’s headquarters was located in Stockholm, Sweden.

Through our wholly owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the Neonode N2, which provided a completely unique user experience that did not require any keypads, buttons, or other moving parts.  We began shipping the N2 to our first customers in July 2007 but faced difficult circumstances in finding a viable market for our N2 mobile phone. . We faced a competitive landscape in which our major competitors were much better positioned and capitalized. Over time, we found that we lacked the requisite marketing and co-marketing funding to enter the mainstream mobile phone handset markets and as a result were forced to focus our sales efforts on web based sales and smaller less efficient markets.   In addition, as a result of some technology issues that impacted the N2 phone reception in certain geographical regions (reception in certain geographical regions had more static, but the N2 phones still functioned). Beginning March 2008, we began to initiate a voluntary recall of our N2 phones to provide a solution to eliminate the static reception issues of our phones.  The voluntary recall slowed our ability to market our phones in the certain geographical regions until the voluntary recall process was completed in May 2008.

Neonode AB filed for liquidation under the Swedish bankruptcy laws on December 9, 2008 and as of that date ceased to be owned and operated by Neonode Inc. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB that Neonode Inc has responsibility. The operations of Neonode AB are included in the consolidated accounts of Neonode until December 9, 2008.  As of December 31, 2008, the Swedish bankruptcy court continues to pursue sales opportunities for Neonode AB’s remaining inventory of N2 mobile phones. Although we may be the beneficiary of a portion of any sales proceeds from such sales, the majority of any future sales proceeds from the sale of the N2s in Neonode AB’s inventory will be distributed to the creditors of Neonode AB by the Swedish bankruptcy court.

      AB Cypressen nr 9683 (Cypressen), a company incorporated in Sweden, was acquired by Neonode Inc. on December 29, 2008 and became a wholly owned subsidiary on that date. Neonode issued shares of our Series A Preferred stock to the stockholders of Cypressen in exchange for all of the outstanding stock of Cypressen. . The Cypressen Stockholders are or were employees of the Company and/or Neonode AB, and as such are related parties. Cypressen did not have any operations in 2008. The Consolidated Balance Sheet of the Company as of December 31, 2008 includes the accounts of Cypressen which is comprised of cash totaling approximately $12,000.  The acquisition of Cypressen by Neonode Inc. does not qualify as a business combination, and accordingly the fair value of the Preferred Stock Series A shares issued to the sellers of Cypressen shares are accounted for as compensation.  As there is an 18 month service requirement, the value of the Series A Preferred Stock is amortized over the 18 month period beginning from December 31, 2008.

             We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the twelve months ended December 31, 2008, we raised approximately $9.6 million net cash proceeds though the sale of our securities, most recently $1.1 million on December 31, 2008. Unless we are able to increase our revenues and/or decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through the end of 2009.

As a result of our inability to sell a sufficient number of mobile phones in 2008 to support our operations, we took the following actions to restructure and refinance the Company:

•
On October 22, 2008, Neonode Inc’s Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). Mr. Anders W. Bengtsson of the Stockholm based law firm Nova was appointed to administer the process. In accordance with §16 of the Swedish Reorganization Act, a Neonode AB creditors’ meeting was held at the district court of Stockholm, Sweden on  November 11, 2008;

•
On October 22, 2008, we terminated our agreement with Distribution Management Consolidators Worldwide, LLC (DMC Worldwide) and dissolved Neonode USA which had been created for the sole purpose of distributing the N2 in the US and China and to license our technology worldwide;

•	On December 1, 2008, we transferred the intellectual property of Neonode AB including all patents, copyrights and trademarks to Neonode Inc pursuant to an intercompany debt pledge agreement.

•
On December 9, 2008, Neonode AB, filed a petition for bankruptcy in compliance with the Swedish Bankruptcy Act (1987:672) as a direct result of the failure to reach a satisfactory settlement agreement with the creditors of Neonode AB. Mr. Hans Ödén of the Stockholm-based Ackordscentralen AB, a consultancy firm specializing in insolvency, was appointed by the district court of Stockholm to administer the process. Under Swedish bankruptcy law, effective with the bankruptcy filing we no longer have an ownership interest in Neonode AB, and as such, we are no longer responsible for the liabilities of Neonode AB and we no longer have title or an ownership interest in the assets of Neonode AB. The Swedish bankruptcy court appointed a Swedish legal firm as receiver with the expressed duty to liquidate all the assets of Neonode AB and enter into final settlements with the creditors of Neonode AB.

•
On December 29, 2008, we entered into a Share Exchange Agreement with Cypressen, a Swedish engineering company, and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the “Cypressen Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of shares of Neonode Inc Series A Preferred Stock to the Cypressen Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company;

•
On December 30, 2008, we entered into a restructuring transaction where we converted the majority of the outstanding warrants and convertible debt that had been issued in previous financing transactions to shares of Series A and B Preferred stock, respectively, that are convertible into shares of our common stock in accordance with the Company’s Certificate of Designations filed with the Delaware Secretary of State;

•
On December 30, 2008, we entered into a financing transaction in which we raised approximately $1.1 million as of December 31, 2008 through the sale of shares of Series A Preferred Stock  that are convertible into shares of our common stock in accordance with the Company’s Certificate of Designations filed with the Delaware Secretary of State;

•
On January 21, 2009, we entered into a settlement agreement with Alpha Capital Anstalt (Alpha) whereby we issued shares of our common stock to settle a claim that Alpha made that we had failed to issue certain stock certificates pursuant to the terms and conditions of certain prior investment subscription agreements; and

•	On January 23, 2009, we issued shares of our common stock to vendors of Neonode Inc. in settlement of approximately $53,000 in outstanding Neonode Inc. accounts payable.

Current Business Overview

       We provide optical touchscreen solutions for handheld devices.  Our touchscreen solutions are based on our optical infrared touchscreen technology which we refer to as zForce™.  Our mission is to make the easiest (to use and integrate), best (functionality and design) and cheapest touch screen solution for handheld devices. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of finger-based input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

The Neonode Principle

Our technology design goal is to deliver a user experience that is cheaper, faster and easier than the competing touchscreen solutions. To achieve that goal, we focus on enhancing the experience between the user and the device by providing the following:

•	Durable, precise and fast touchscreen technology;
•	Fast, fun and easy user interface;
•	Multi-touch finger applications for dragging and dropping;
•	Simplified user interaction with complex devices.

We believe that for both professionals and consumers the mobile device, particularly the mobile phone, is positioned to become the center of an evolving digital lifestyle that integrates and enhances the utility of advanced digital devices such as phone, voice and text mail, digital music, digital video and still cameras, television, personal digital assistants, web browsing and other digital devices, into a single mobile handheld computing and communication device. The attributes of the mobile device that will enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. We intend to provide the functionality and ease of integration with a personal computer (PC) or other media devices, along with a uniquely differentiated touchscreen user interface, that we hope will position us to offer innovative integrated digital lifestyle solutions.

Product Solutions

          We develop touchscreen interface technologies that enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices. Our innovative touchscreen user interfaces can be engineered to accommodate many diverse platforms and our experience in human factors and usability can be utilized to improve the features and functionality of our solutions. Our extensive arrays of technology include software, mechanical and electrical designs, and pattern recognition and touch sensing technologies.

          Our touchscreen solutions for our customers include sensor design, module layout, and software features for which we provide design support and device testing. This allows us to be a one-stop supplier for complete user interface design from the early design stage to testing and support. Through our technologies and expertise, we seek to provide our customers with solutions that address their individual design issues and that will result in high-performance, feature-rich, and reliable touchscreen interface solutions.

Technologies

Our touchscreen solutions are based on our patent pending zForce™ and Neno™ hardware and software technology. zForce™ is our optical infrared touchscreen technology that supports one-handed navigation allowing the user to operate the functionality with finger gestures passing over the screen, and Neno™ is our software based user interface.

zForce™ has been  patented in several countries and is patent-pending in the US. It uses infrared light that is projected as a grid over the screen. The infrared light pulses 120 times a second so the grid is constantly being refreshed. Coordinates are produced on the screen and are then converted into mathematical algorithms when a user's fingers move across the screen. This input method is unique for Neonode and is enabled by the zForce™ technology.

Currently, there are two dominate types of touchscreen technologies available in the market: - capacitive and resistive. Capacitive technology is the technology that the Apple iPhone uses and resistive technology is what is found on most stylus-based PDAs.  Resistive technology is pressure sensitive technology. Best used for detailed work and for selection of a particular spot on a screen, resistive technology is not useful for sweeping or motion, such as zooming in and out.  Capacitive technology, which is used on a laptop computer mouse pad, is very good for sweeping gestures and motion. The screen actually reacts to the tiny electric impulses of your finger. Capacitive touchscreens work if the user has unimpeded contact between his finger and the screen.

Our zForce™ optical touchscreen technology has a number of key advantages over each of these technologies, including:

•
  No additional layers are added to the screen that dilutes the screen resolution and clarity. Layering technology is required to activate the capacitive and resistive technologies and can be very costly;

•
  The zForce™ grid technology is more responsive than the capacitive screen technology and as a result is quicker and less prone to misreads. It allows movement and sweeping motions as compared to the point sensitive stylus based resistive screens;

•	zForce™, an abbreviation for zero force necessary, means that you do not have to use any force to select or move items on the screen like you would with a stylus;

•	zForce™ is cost efficient due to the lower cost of materials and extremely simple manufacturing process when compared to the expensive layered capacitive and resistive screens; and

•	zForce™ allows multiple methods of input such as simple finger taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the screen.

zForce™ incorporates some of the best functionalities of both the capacitive and resistive touchscreen technologies. It works in all climates and, unlike the competing technologies, can be used with gloves. In addition, zForce™ allows for waterproofing of the device.

Because of its uniqueness and flexibility, we believe that our zForce™ technology presents a tremendous licensing opportunity for Neonode. The market is vast, given the current rapid increase in touchscreen based devices such as cell phones, PCs, media players, and GPS navigation devices.

Our software user interface Neno™ runs on Windows CE and is completely unique. Neno™ is designed to operate complex and full feature applications on a small screen. It allows for a number of input methods and is designed to deliver high precision, fast response, and ease of use on a complex device.

Neno™ includes the following features:

•	Media players for streaming video, movies and music that support all the standard applications, including WMA,WMV, MP3,WAV,DivX and AVI MPEG¼;
•	Internet explorer 6.0 browser;
•	Image viewer with camera preview and capture;
•	Organizer with calendar and task with Microsoft Outlook synchronization;
•	Calendar, alarm, calculator and call list;
•	Telephony manager for voice calls;
•	Messaging manager for SMS, MMS, IM and T9;
•	File manager;
•	Task manager for switching between applications;
•	Notebook; and
•	Games.

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

Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information and to protect and build our intellectual property rights, we require our employees and consultants, and certain customers, manufacturers, suppliers and other persons with whom we do business or may potentially do business to execute confidentiality and invention assignment agreements upon commencement of a relationship with us, typically extending for a period of time beyond termination of the relationship.

Distribution, Sales and Marketing

We consider both the OEMs and their contract manufacturers to be our primary customers. Both the OEMs and their contract manufacturers may determine the design and pricing requirements and make the overall decision regarding the use of our user interface solutions in their products. The use and pricing of our interface solutions will be governed by technology licensing agreement.

Our sales staff solicits prospective customers and our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. We expect that sales will frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our potential customers’ decision makers throughout the product development and order process.

Our sales are normally negotiated and executed in U.S. Dollars or Euros.

Our sales force and marketing operations are managed out of our corporate headquarters in Stockholm, Sweden, and our current sales force is comprised of consultants and is located in Stockholm, Korea and Australia.

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the touchscreen user interface markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners. In fiscal years 2008 and 2007, we spent $3.3 million and $4.4 million, respectively, on research and development activities.

We carefully monitor innovations in other technologies and are constantly seeking new areas for application of zForce™. We have developed a technology roadmap that we believe will result in a steady stream of new innovations and areas of use.  We no longer develop mobile phone products but now focus our development efforts on our touchscreen technology.

Our research and development is predominantly in-house but is also done in close collaboration with external partners and specialists. Our development areas can be divided into the following areas:

•	Software
•	Optical
•	Mechanical
•	Electrical

Overview of the Touchscreen Market and Competition

Competing Touchscreen Technologies:

  Today there are different touchscreen technologies available in the market. All of them with different or slightly different profiles, level of maturity and cost price:

•	Resistive (uses conductive and resistive layers separated by thin space)
•	Surface acoustic wave (uses ultrasonic waves that pass over the touchscreen panel)
•
Capacitive and projected capacitive (a capacitive touchscreen panel is coated with a material, typically indium tin oxide that conducts a continuous electrical current across the sensor. When the sensor's 'normal' capacitance field (its reference state) is altered by another capacitance field, e.g., someone's finger, electronic circuits located at each corner of the panel measure the resultant 'distortion' in the sine wave characteristics to detect a touch)

•	Infrared (uses infrared beams that are broken by finger or heat from the finger sensed from a camera to detect a touch)
•	Strain gauge (uses spring mounted on the four corners and strain gauges are used to determine deflection when the screen is touched)
•	Optical imaging (uses two or more image sensors are placed around the edges (mostly the corners) of the screen and a light source to create a shadow of the finger)
•
In-cell optical touch technology (embeds photo sensors directly into a LCD glass. By integrating the touch function directly into an LCD glass the LCD will act like a low resolution camera to “see” the shadow of the finger)

•	Dispersive signal technology (uses sensors to detect the mechanical energy in the glass that occur due to a touch)
•	Acoustic pulse recognition ( uses more than two piezoelectric transducers located at some positions of the screen to turn the mechanical energy of a touch (vibration) into an electronic signal)

The following are the advantages and disadvantages of the most common competing touchscreen technologies:

Resistive Touchscreen Technology:

1.	Uses conductive and resistive layers separated by thin space.
2.	Touch creates contact between resistive circuit layers closing a switch.
3.	A controller layer is inserted between layers to determine touch coordinates.

Advantages:
•	High resolution
•	Low cost
•	Proven solution for low cost touchscreen applications
•	Support for large screen sizes

Disadvantages:
•	Not fully transparent (more backlight needed=>high power consumption, reflections, loss of colors)
•	Requires frequent recalibration to work properly

•	Large frame size (limited active area of the total display area and outer dimensions of the device)
•	Sensitive to scratches

Surface Capacitive Touchscreen Technology

1.
Two sides of a glass substrate are coated with uniform conductive indium tin oxide coating (ITO).  Silicon dioxide hard coating is coated on the front side of ITO coating layer. There are electrodes on the four corners for launching electric current.

2.	Voltage is applied to the electrodes on the four corners.
3.	A finger touches the screen and draws a minute amount of current to the point of contact.
4.	The controller precisely calculates the proportion of the current passed through the four electrodes and figures out the X/Y coordinate of a touch point.

Advantages:
•	No “edge” or bezel on the top of the on the screen display
•	Medium to high resolution
•	Support for large screen sizes

Disadvantages:
•	Expensive, typical three to four times the cost of a resistive touchscreen solution
•	Not fully transparent (more backlight needed=>high power consumption, reflections, loss of colors)
•	Cannot be used with gloves or pen. Only supports fingers
•	Limited temperature range for operation
•	Limited capturing speed (for gestures)
•	No multi-touch support

Projected Capacitive Touchscreen Technology:

1.	This touch technology requires one or more etched ITO layers forming multiple horizontal (X) and vertical (Y) electrodes, which derive drive from a sensing chip
2.	AC signals drive one axis and the response through the screen cycles back via the other electrodes.
3.
Position detection comes by measuring the distribution of the change in signals between the X and Y electrodes. Math algorithms then determine the XY coordinates of the touch by processing signal-level changes

Advantages:
•	No “edge” or bezel on the top of the on the screen display
•	Medium to high resolution
•	Multi-touch support

Disadvantages:
•	Very expensive, typical 10 times the cost of a resistive touchscreen solution (only for high end devices)
•	Not fully transparent (more backlight needed=>high power consumption, reflections, loss of colors)
•	Cannot be used with gloves or pen (only support fingers)
•	Limited temperature range for operation (not for car navigation systems, etc)
•	Limited capturing speed (no support for gestures)
•	Limited screen size (typical maximum 3-4 inch) due to poor signal to noise ratio (SNR)
•	No pen support

Neonode zForce Touchscreen Technology:

1.	zForce uses a small frame around the display with LEDs and photoreceptors on the opposites sides hidden behind a infrared-transparent bezel.

2.	A controller sequentially pulses the LEDs to create a grid of infrared light beams across the display.
3.	A touch obstructs one or more of the beams which identify the X and Y coordinates which also give area information.
4.	Interpolation with analog reading and processing of the signal give multiple touch readings/high speed gesture support.

Advantages:
•	Multi-touch support

•	Fully transparent (maximum display quality)
•	Fast capturing of movements (support for gestures)
•	Support for extended temperature range
•	Support for large screen sizes
•	Low cost for high performance

Disadvantages:
•	Bezel height of 0.5 mm (edge around the display)
•	No pen support

The most inexpensive and widely used touchscreen solution on the market today is resistive touch. There are function limitations associated with resistive touch solutions, primarily a user needs to press on a particular point on the screen  and  the user may be required to use a stylus or pen to touch the screen.  Many consumer devices that incorporate touchscreen applications use resistive touch solutions including GPS and mobile phone products. Capacitive touch solutions provide a more robust set of functions that use a finger instead of a stylus to activate. Capacitive touch allows the user to move around the screen quickly, zoom in and out and change screen views very easily. Capacitive touch solutions are priced much higher than resistive touch solutions and as a result are found mainly in higher priced devices. The product most users identify with a capacitive touch solution is the Apple iPhone. Our optical infrared touch solution provides the robust functionality of capacitive touch, can be activated with a finger or stylus and is priced much closer to resistive touch solutions.

Touchscreen Technologies Competitors:

Company	Technology
3M	Surface Capacitive, Dispersive Signal Touch
Synaptics	Capacitive
RPO	Optical wave guide with camera
Nextwindow	Optical with camera
Zytronic	Projective Capacitive
Tyco Electronics	Capacitive, Resistive, Surface Wave, Surface capacitive
Touch International	Resistive, Projected Capacitive, Surface Capacitive
Mass Multimedia Inc	All touchscreen technologies
TPK	Acoustic Recognition, Force Intuition, Wire Resistive, Digital Wire Resistive (provide the capacitive touchscreen for the Apple iPhone)

Technology License Agreements

As of December 31, 2008, we do not have any technology license agreements with customers.

Employees

On December 31, 2008, we were in the process of restructuring and refinancing the Company and we had three full-time employees. We augment our staffing needs with consultants as needed. As of February 1, 2009, we had nine full time employees of which eight are employees of Cypressen. Our employees are located in our corporate headquarters in Stockholm, Sweden and a branch office the United States. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Business

Our independent registered public accounting firm issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

Due to our need to raise additional financing to fund our operations and satisfy obligations as they become due, our independent registered public accounting firm has included an explanatory paragraph in their report on our December 31, 2008 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. This may have a negative impact on the trading price of our common stock and adversely impact our ability to obtain necessary financing.

We will require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We will require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating until the end of June 2009. We are currently evaluating different financing alternatives, including but not limited to selling shares of our common or Preferred stock or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares.   If our operations do not become cash flow positive, we will be forced to seek credit line facilities from financial institutions, additional private equity investment, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

The current worldwide financial and credit markets are difficult to access.

The continuing crisis in the worldwide financial and credit markets make it extremely difficult to access sources of capital or borrowings.   Credit line facilities from financial institutions, additional private equity investment, and debt arrangements may not be available to us for some time in the future.  No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans, which could have a negative effect on our business, results of operations, and financial condition.

Our wholly owned Swedish subsidiary, Neonode AB, is liquidating under the Swedish bankruptcy laws

Neonode AB, our wholly owned Swedish subsidiary, filed a petition to liquidate under the Swedish bankruptcy laws on December 9, 2008. Neonode AB was our operating company that developed and marketed our touchscreen mobile phone, the N2. We no longer manufacture or sell mobile phone products and have implemented a new strategy for our business.  While we have acquired Cypressen, we may not be successful in our transition from the manufacturing and selling of mobile phone products to the licensing of our touchscreen technologies to other companies.

We have never been profitable and we anticipate significant additional losses in the future.

Neonode Inc. was formed in 1997 and reconstituted in 2006 as a holding company, owning and operating Neonode AB, which had been formed in 2004. We had been primarily engaged in the business of developing and selling mobile phones. Following the liquidation of Neonode AB, we have implemented a new strategy for our business.  We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. We were not successful in selling mobile phones and have refocused our business on licensing our touchscreen technology. Although we secured one technology license agreement in July 2005, it was not the main focus of our business. We may not be successful in entering the technology licensing business. Our success will depend on many factors, including, but not limited to:

•	the growth of touchscreen interface usage;
•	the efforts and success of our OEM and other customers;
•	the level of competition faced by us; and
•	our ability to meet customer demand for engineering support, new technology and ongoing service.

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

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products, technology and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products, technology, and services that are appealing to our customers and end users with acceptable quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.

The development of new products, technology, and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or if we are unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, inability to deliver sufficient supplies of new products to meet customers’ demand, possible product and technology defects, and potentially unfamiliar sales and support environments. Premature announcements or leaks of new products, features, or technologies may exacerbate some of these risks. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations, and financial condition.

We are dependent on the ability of our customers to design, manufacture and sell their products that incorporate our touchscreen technologies.

Our products and technologies are licensed to other companies who must be successful in designing, manufacturing and selling the products that incorporate our technologies. If our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

We must significantly enhance our sales and product development organizations.

We will need to improve the effectiveness and breadth of our sales operations in order to increase market awareness and sales of our technologies, especially as we expand into new market segments. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Likewise, our efforts to improve and refine our products require skilled engineers and programmers. Competition for professionals capable of expanding our research and development organization is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire, or retain qualified sales, marketing, and technical personnel, our ability to achieve future revenue may be adversely affected.

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

Our success depends in large part on our proprietary technology and other intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us with a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

Our pending patent and trademark applications for registration may not be allowed, or others may challenge the validity or scope of our patents or trademarks, including patent or trademark applications or registrations. Even if our patents or trademark registrations are issued and maintained, these patents or trademarks may not be of adequate scope or benefit to us or may be held invalid and unenforceable against third parties.

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

As part of our business strategy, we target customers and relationships with suppliers and original equipment manufacturers in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address misappropriation of intellectual property nor deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

If we are unable to obtain key technologies from third parties on a timely basis, free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software for use in our products, including the operating systems. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to customers in a timely manner, on acceptable business terms or if they contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

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

If we are unable to gain market acceptance of our touchscreen technologies, we will experience continuing operating losses and negative cash flow from our operations. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock. We anticipate that we will continue to incur product development, sales and marketing and administrative expenses. As a result, we will need to generate significant quarterly revenues if we are to achieve and maintain profitability. A substantial failure to achieve profitability could make it difficult or impossible for us to grow our business. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase revenues would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If our shareholders approve an amendment to our Certificate of Incorporation to increase the number of shares of authorized stock, then the price of our common stock may be adversely affected.

Our Board of Directors has recommended that our shareholders approve an increase in the number of our authorized shares of common stock and the conversion rates for the Series A and Series B Preferred Stock that we issued as part of the refinancing and capital raising transactions that we entered into in December 2008, including the purchase of AB Cypressen nr 9863.  If approved, the sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

       Our common stock has been delisted from the Nasdaq Capital Market and is currently traded on the OTC Bulletin Board Market. Our stock price and your liquidity may continue to be impacted.

Our common stock is traded on the OTC Bulletin Board market which is generally considered a less efficient and less prestigious market than the Nasdaq Capital Market. The price and liquidity of our stock may continue to be adversely affected as a result of our common stock trading on the OTC Bulletin Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

On October 22, 2007, our subsidiary Neonode AB entered into a lease agreement with NCC Property G AB for 9,500 square feet office space at Warfvingsesvag 41, Stockholm, to be used as the corporate headquarters. The lease period began on April 1, 2008 and was to expire on March 31, 2013. The annual payment for this premise was approximately $288,000 per year and was indexed to the consumer price index in Sweden. As an incentive to enter into the agreement as one of the first tenants to occupy the building, the NCC Property G AB gave Neonode AB discounts amounting to approximately $120,000 allocated over the first eight months of the leasing period. Effective with the bankruptcy filing of Neonode AB on December 9, 2008, the lease associated with the office space located at Warfvingsesvag 41, Stockholm was terminated and Neonode Inc. has no further obligations relating to this lease agreement.

On October 21, 2007, Neonode AB also entered into a lease agreement with NCC Property G AB for 10 parking spaces located at Warfvingsesvag 41, Stockholm. The lease period began on April 1, 2008 and was to expire on March 31, 2013. The annual payment for these premises amounted to $28,000 per year and was indexed to the consumer price index in Sweden. Neonode AB had the right to terminate the lease on March 31, 2011 if notice of termination was given by Neonode AB at least 9 months prior to March 31, 2011. Effective with the bankruptcy filing of Neonode AB on December 9, 2008, the lease associated with the parking spaces located at Warfvingsesvag 41, Stockholm was terminated and Neonode Inc. has no further obligations relating to this lease agreement.

Prior to taking occupancy of the facility located at Warfvingsesvag 41, Stockholm, Sweden, during fiscal year 2007 through March 31, 2008, we occupied 6,000 square feet of office space in Stockholm under a lease which has now expired.

On January 12, 2009, our subsidiary, Cypressen entered into a 12 month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $5,000 per month. The annual payment for this space equates to approximately $60,000.

In addition, we had leased 2,000 square feet of office space in San Ramon, California on a month-to-month basis at cost of $3,000 per month. We occupied this space from March 2007 under a lease with One Stop Systems, Inc. We terminated the month-to-month lease on January 31, 2008 and relocated to office space located in Lafayette, California that is provided by our Chief Financial Officer on a rent free basis.  In addition, in connection with the sale of the SBE, Inc. hardware business, on March 29, 2007, SBE signed a definitive agreement providing for the assumption of the lease of the prior SBE San Ramon, California headquarters office space for 22,000 square feet that was effective with the closing of the sale of the hardware business transaction. As the result of our merger with SBE, we continue to be secondary guarantor on the lease for the term of the San Ramon lease which terminates in March 2010.

ITEM 3.	LEGAL PROCEEDINGS

On September 4, 2008, we received a summons to appear in the United States District Court for the Southern District of New York because one of our investors in previous private placements transactions, Alpha Capital Anstalt (Alpha) alleged that we failed to issue certain stock certificates pursuant to the terms and conditions of the September 2007 investment subscription agreements. Alpha was asking the court to award them $734,650 in damages plus attorneys fees. Although we believed the claim had no merit, we signed a definitive settlement agreement on January 21, 2009 and issued Alpha 1,096,997 shares of our common stock as settlement in full. On February 13, 2009 a notice was sent to the Court by Alpha’s legal counsel requesting dismissal of the action.

On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law-suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business with the purpose of inducing Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company intends to defend vigorously against the action.

On March 24, 2009, we were informed that a complaint had been filed against the Company by an investor, Mr. David Berman, who invested $600,000.00 in the Company on March 4, 2008 and May 16, 2008. We were informed that Mr. Berman invested in the Company through Empire.  To date the Company has not received a copy of the complaint, but the Company intends to defend vigorously against the action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on Tuesday, March 31, 2009, at our corporate headquarters office located at Linnegatan 89, 11523 Stockholm, Sweden.

The stockholders approved the following three items:

(i)       An amendment to the Company’s Certificate of Incorporation to effect an increase in the number of authorized shares of our stock from 77,000,000 to 700,000,000 and an increase in the number of shares of our common stock from 75,000,000 to 698,000,000.

For	Against	Abstain
19,203,139	581,120	19,272

(ii)       An amendment to the Company’s Certificate of Incorporation to increase the conversion rate of the Series A Preferred Stock such that each share of Series A Preferred Stock, which has been convertible into 1 share of common stock, is now convertible into 480.63 shares of common stock.

For	Against	Abstain
19,927,882.20	579,875	18,672

(iii)     An amendment to the Company’s Certificate of Incorporation to increase the conversion rate of the Series B Preferred Stock such that each share of Series B Preferred Stock, which had been convertible into 1 share of common stock, is now convertible into 132.07 shares of common stock.

For	Against	Abstain
19,926,293.20	580,464	19,672

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective January 2, 2009, our common stock was quoted on the Pink Sheets under the symbol NEON.PK and effective January 26, 2009 our common stock has been quoted on the Over the Counter Bulletin Board Market (OTCBB) under the symbol NEON.OB.

For 2008 and 2007 our stock was traded on the Nasdaq Capital Market under the symbol NEON. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq Capital Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2008, there were approximately 2,634 holders of record of our common stock.

Fiscal Quarter Ended
Fiscal 2008	March 31 (1)	June 30 (1)	September 30 (1)	December 31
High	$3.70	$3.09	$0.49	$0.19
Low	1.74	0.35	0.10	0.03
Fiscal 2007 (1)
High	$3.95	$4.00	$7.94	$4.82
Low	1.70	1.62	2.85	2.89
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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we do not assume any obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The following discussion should be read in conjunction with the company’s financial statements for the years ended December 31, 2008 and 2007 and the related notes included therein.

Overview

        We specialize in user-friendly touchscreen solutions for hand-held devices, based on our innovative optical technology, which we refer to as zForce™.  Our mission is to make the easiest (to use and integrate), best (functionality and design) and cheapest touch screen solution for handheld devices.

Through our wholly owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the Neonode N2 that provided a unique user experience that did not require any keypads, buttons or other moving parts. On December 1, 2008, we transferred the Neonode AB intellectual property including patents, copyrights and trademarks from Neonode AB to Neonode inc. pursuant to an intercompany debt pledge agreement. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws.  Neonode AB had a total of approximately 10,000 N2 mobile phones in inventory at the time of its bankruptcy filing. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB that Neonode Inc has responsibility. The Swedish bankruptcy court continues to pursue sales opportunities for Neonode AB’s remaining inventory of N2 mobile phones. Although we may be the beneficiary of a portion of any sales proceeds from such sales.  The majority of any future sales proceeds from the sale of the N2s in Neonode AB’s inventory will be distributed to the creditors of Neonode AB by the Swedish bankruptcy court.

      We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the twelve months ended December 31, 2008, we raised approximately $9.6 million net cash though the sale of our securities, most recently $1.1 million on December 31, 2008. Unless we are able to increase our revenues and decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through the end of 2009.

On December 30, 2008, we commenced certain refinancing and capital raising transactions to enable us to continue to develop our technology. A description of the actions we took to restructure and refinance the company and a description of our new business are included above in Item 1 “Business.”

We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2008, we had an accumulated deficit of $64.6 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2009. The report of our independent registered public accounting firm in respect of the 2008 fiscal year, included elsewhere in this annual report, includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations.

Our success is dependent on our obtaining sufficient capital or operating cash flows to fund our operations and to development of our technology and products, and on our bringing such technology and products to the worldwide market. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

In addition to the immediate risks relating to our ability to continue as a going concern and to obtain funding under the current market conditions, we are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” above. Principal risks include risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

Accounting Treatment

2007 Financial Statements

The merger (Merger) of Old Neonode with our wholly-owned acquisition subsidiary closed on August 10, 2007. For accounting purposes, the Merger was accounted for as a reverse merger with Old Neonode as the accounting acquirer. Thus, the historical financial statements of Old Neonode have become our historical financial statements and the results of operations of our Company (formerly known as SBE, Inc.) are included in the results of operations presented elsewhere and discussed herein only from August 10, 2007. The audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the year ended December 31, 2007 appearing below include the results of operations of formerly SBE, Inc. only from August 10, 2007. Our consolidated financial statements include Old Neonode’s accounts, those of its wholly-owned subsidiary, Neonode AB, and, from August 10, 2007, SBE, Inc.’s accounts and the accounts of SBE, Inc.’s wholly-owned subsidiary Cold Winter, Inc.

2008 Financial Statements

For 2008, the audited consolidated statements of operations and cash flows appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the year ended December 31, 2008 appearing below include the results of operations of our former wholly owned subsidiary, Neonode AB, for the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy, as subsequent to that date, we no longer control the operations of Neonode AB.  The audited consolidated balance sheet as of December 31, 2008 includes the accounts of Neonode Inc. and its new wholly owned subsidiary, Cypressen, which Neonode Inc. purchased on December 29, 2008.  Operating results for Cypressen from date of acquisition to December 31, 2008 has been insignificant.

Critical Accounting Policies and Estimates

The preparation of our financial statements are in conformity with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of Neonode Inc. and its subsidiary based in Sweden, Neonode AB, through December 9, 2008, the date Neonode AB filed for bankruptcy. The balance sheet as of December 31, 2008 includes the accounts of our wholly owned subsidiary based in Sweden, Cypressen. Operating results for Cypressen from date of acquisition to December 31, 2008 has been insignificant.  All inter-company accounts and transactions have been eliminated in consolidation. Our accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, The historical experience and assumptions form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies and related judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Neonode AB Mobile Phone Business and Licensing of Our Intellectual Property:

We recognize revenue from product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. We recognize revenue from the sale of our mobile phones when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

To date, our revenues generated by the sale of Neonode AB’s mobile phones have consisted primarily by sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have a sufficient history of making price adjustments. Therefore, we deferred recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they resold our products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded an accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date, and legal title and risk of inventory loss passed to the distributor upon shipment.

For products sold to distributors with agreements allowing for price protection and product returns, we recognized revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of such distributor sell-through was based on information received from our distributors. Revenue was not recognized upon shipment since, due to various forms of price concessions; the sales price was not substantially fixed or determinable at that time.

Revenue from products sold directly to end-users though our web sales channels were generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and were provided at the time of shipment.

Revenue for the twelve months ended December 31, 2007 includes revenue from the sales of our first mobile phone, the N1, and from our second product, the N2 multimedia mobile phone, and revenue from one licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two-year period that ended July 2007.  The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provided for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology.  In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year.  As of December 31, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

The net revenue related to this agreement was allocated over the term of the agreement, amounting to $463,000 in 2007 and no revenue in 2008 since the initial contract period ended in July 2007. The contract also included consulting services to be provided by Neonode on an “as needed basis.” The fees for these consultancy services varied from hourly rates to monthly rates and were based on reasonable market rates for such services. To date, we have not provided any consulting service related to this agreement.

Generally, our customers were responsible for the payment of all shipping and handling charges directly with the freight carriers.

Neonode AB derived revenue from the licensing of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally included a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. On December 1, 2008, we transferred the Neonode AB intellectual property including patents, copyrights and trademarks to Neonode inc. pursuant to an intercompany debt pledge agreement.

Hardware Product:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars or Euros. The software component of our hardware products is considered incidental.  Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale. To date, we have not sold any hardware products.

When selling hardware, we expect our agreements with OEMs to incorporate clauses reflecting the following understandings:

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

Software Products:

We may derive revenues from the following sources: (1) software, which includes our Neno™ software licenses and (2) engineering services, which include consulting. We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services. To date, we have not sold any software products.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We initially defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for these elements of our software products.  Revenue deferred under these arrangements is recognized to revenue over the expected contract term. We will also continue to defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted.

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers. To date, we have not sold any engineering services.

Allowance for Doubtful Accounts

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of our customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and our historical collection experience with customers.

Warranty Reserves

Our mobile phone products were generally warranted against defects for 12 months following the sale. We have a 12 month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer were provided at the time of revenue recognition and were based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges were expensed as incurred. Upon filing for bankruptcy on December 9, 2008, the warranty obligations related to Neonode AB’s previous sales of mobile phone products were transferred to the Swedish bankruptcy court along with all the assets and liabilities of Neonode AB.

We do not anticipate that our technology products will have any warranty obligations associated with licenses related to these technologies.

Research and Development

Research and Development (R&D) costs are expensed as incurred. R&D costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs. Research and development costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying, and measurements.

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

Accounting for Debt Issued with Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, if they meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves. The warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. As of December 31, 2008, all of the outstanding warrants are classified as equity.

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

Similarly, if warrants meet the classification of liabilities in accordance with EITF 00-19, Accounting   for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock , then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2008 and 2007. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2008, we had no unrecognized tax benefits.

New Accounting Pronouncements

The following are expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determined the effect, if any; the adoption of these pronouncements would have on our results of operations or financial position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for financial assets and financial liabilities within its scope for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We adopted SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008, and the adoption did not have an impact on our financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 effective January 1, 2009 for the Company’s non-financial assets and non-financial liabilities is not expected to have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of this standard will have no impact on the financial results of the Company on the date of adoption.

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. . We do not believe that the adoption of EITF 07-05 will have a significant impact on our consolidated financial statements, as the fair value of any financial instruments and related conversion features are not significant.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.
SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective as of November 15, 2008. The adoption of SFAS 162 did not have any financial impact on our consolidated financial statements.

                 In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented. We do not believe that adoption of FSP APB 14-1 will have a significant impact on our financial position and operating results, as the embedded conversion features of our convertible debt instruments had been accounted for as a derivative.

Results of Operations

On August 10, 2007, Neonode Inc merged with SBE (Nasdaq: SBEI) (Merger). The newly-combined Company’s headquarters was located in Stockholm, Sweden. The combined company’s common stock started trading on the Nasdaq Capital Market on August 13, 2007 under the new ticker symbol “NEON.”

        2007 Financial Statements

For accounting purposes, the Merger was accounted for as a reverse merger with Neonode as the accounting acquirer. This transaction was treated as a recapitalization. Thus, the historical financial statements of pre- merger Neonode became the combined company’s historical financial statements. The audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the year ended December 31, 2007 appearing below include the results of operations of SBE, Inc. only from August 10, 2007 through December 31, 2007 consolidated with the results of pre-merger Neonode for the period January 1, 2007 through December 31, 2007.

2008 Financial Statements

On December 9, 2008, our wholly owned Swedish subsidiary, Neonode AB filed for liquidation under the bankruptcy laws of Sweden. Pursuant to the Swedish bankruptcy laws, we are no longer responsible for the debt and liabilities nor do we have any ownership interest in the assets of Neonode AB as of the effective date of the bankruptcy filing, December 9, 2008. The audited consolidated statements of operations and cash flows appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the year ended December 31, 2008 appearing below include the results of operations of our former wholly owned subsidiary, Neonode AB, only from January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy. Pursuant to AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

        On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (Cypressen), a Swedish engineering company, and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred Stock to the Cypressen Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. Neonode’s consolidated balance sheets as of December 31, 2008 include the accounts of Neonode Inc. and its new wholly owned subsidiary, Cypressen. Cypressen did not have any operations prior to its acquisition by us on December 29, 2008; therefore, the acquisition of Cypressen has no accounting impact on the consolidated statements of operations for the year ended December 31, 2008.

The following table sets forth, as a percentage of net sales, certain statements of operations data for the twelve months ended December 31, 2008 and 2007. These operating results are not necessarily indicative of our operating results for any future period.

	2008	2007
Net sales	100%	100%
Cost of sales	212%	74%
Gross margin	(112)%	26%
Operating expenses:
Research and development	45%	142%
Sales and marketing	54%	100%
General and administrative	82%	162%
Total operating expenses	181%	404%
Operating loss	(293)%	(379)%
Other income (expense):
Interest and other income	—	2%
Interest and other expense	(5)%	(9)%
Foreign currency exchange rate loss	(12)%	(11)%
Write off of receivable from Neonode AB	(39)%	—
Gain on debt forgiveness of Neonode AB	135%	—
Gain on troubled debt restructuring	46%	—
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	86%	(1,149)%
Total interest and other expense	212%	(1,167)%

Net loss	(81)%	(1,547)%

Net Sales

Net sales for the year ended December 31, 2008 were $7.3 million, an approximately 133% increase from $3.1 million for the year ended December 31, 2007. Revenue for the years ended December 31, 2008 and 2007 includes $6.9 million and $2.7 million revenue from the sales of our multimedia mobile phones, respectively. In addition, revenue in 2007 included $463,000 in license revenue received from a July 2005 licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in its product assortment. In this agreement, we received an initial payment of approximately $2.0 million and we were to  receive $2.65 for each device manufactured using our technology in return for granting an exclusive right to use our touchscreen technology for a mobile phone handset for a period that expired in July 2007. We extended the contract for an additional one year period until July 2008 on a non-exclusive basis without the exclusive rights. The increase in Net Sales is primarily attributable to the sale of the inventory of approximately 28,000 of the N2 model of our multimedia mobile phone held by our manufacturing partner in the fourth quarter of 2008. Our manufacturing partner applied the cash proceeds from the sale to our outstanding accounts payable balance with them.

        We began shipping the N2 to our first customers in July 2007 but faced difficult circumstances in finding a viable market for our N2 mobile phone. We faced a competitive landscape in which our major competitors were much better positioned and capitalized. Over time, we found that we lacked the requisite marketing and co-marketing funding to enter the mainstream mobile phone handset markets and as a result were forced to focus our sales efforts on web based sales and smaller less efficient markets.

                On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws.  Neonode AB had a total of approximately 10,000 N2 mobile phones in inventory at the time of its bankruptcy filing. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and no longer has any known financial obligations related to the accounts payable or other debts of Neonode AB. The Swedish bankruptcy court continues to pursue sales opportunities for Neonode AB’s remaining inventory of the N2 mobile phones. Although we may be the beneficiary of a portion of any sales proceeds from such sales the majority of any future sales proceeds from the sale of the N2s in Neonode AB’s inventory will be distributed to the creditors of Neonode AB by the Swedish bankruptcy court. The intellectual property of Neonode AB was transferred to Neonode Inc prior to filing for bankruptcy and Neonode Inc will continue to pursue technology sales and licensing opportunities through its newly acquired subsidiary AB Cypressen.

        On October 22, 2008, we terminated our agreement with Distribution Management Consolidators Worldwide, LLC (DMC Worldwide) and dissolved Neonode USA which was created for the purpose of distributing the N2 in the US and China and to license our technology worldwide.

We restructured and recapitalized our business on December 31, 2008 and now focus our business on the development of our touchscreen user interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. We target OEM’s which produce handheld devices for the digital lifestyle consumer products market, including portable digital music and video players, digital cameras, mobile phones, and other electronic devices which may utilize our customized touchscreen user interface solutions.

We do not have any customers for our touchscreen technology and currently believe that we will depend on a limited number of OEM customers for substantially all our future revenue. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on our business, operating results and cash flows.

Gross Margin

        Gross margin as a percentage of net sales was (112)% and 26% in the years ended December 31, 2008 and 2007, respectively. Our cost of sales includes the direct cost of production of the phone plus the cost of our internal production department and accrued estimated warranty costs. In the year ended December 31, 2008, our cost of sales includes an inventory write-down charge of $10.2 million. We have experienced limited success in selling our N2 mobile phone since introduction in 2007 and have reevaluated our selling efforts and the potential markets for the N2 in 2008. Based upon this reevaluation, we decided that it was probable that in 2008 we would have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a write-down reducing the value of our inventory to the estimated realizable value of our inventory prior to Neonode AB filing for bankruptcy on December 9, 2008.

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

Product Research and Development

Product research and development (R&D) expenses for the year ended December 31, 2008 were $3.3 million, a 26% decrease compared to $4.4 million for the same period ending December 31, 2007.

       The main factors that contributed to the decrease in R&D costs are a decrease in the headcount of our engineering department from 14 to three, primarily at the end of year, amounting to a decrease in cost of $347,000 related to a decrease in employee related expense, along with a decrease in external development costs associated with the development of the N2 of $407,000 and a decrease of $498,000 related to corporate overhead, rent and travel related costs. On October 22, 2008, our Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). In conjunction with the reorganization, we reduced our staffing levels across the company and cancelled all outside contractors and consultants and stopped all R&D projects related to development and improvement of our mobile phone products. Under the Swedish Reorganization Act, the Swedish government assumed responsibility for payment of salaries and benefits to Neonode AB’s employees on the day the Swedish court approved Neonode AB’s petition for reorganization.

We are not currently planning to continue to pursue any expenditure on R&D projects related to developing or update our current or future mobile phone products. As part of our corporate reorganization, we will continue to pursue R&D expenditures on the development of our touchscreen and other technologies. We have a development roadmap based on our touchscreen and other technologies. As of March 31, 2009, we have 10 employees of which eight are part of our engineering department.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2008 were $3.9 million, compared to $3.1 million for the same period in 2007, an increase of 25%.

         This increase in the year ended December 31, 2008 over the same period in 2007 is primarily related to an increase in product marketing activities as we attempted to sell our N2 mobile phone handset in numerous markets in Europe and Asia.  During 2007, we launched our N2 model phone handset at the 3GSM trade show in Barcelona, Spain and began shipments and sales and marketing efforts in the second half of 2007. On October 22, 2008, our Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). In conjunction with the reorganization, we reduced our staffing levels across the company and cancelled all sales and promotional activities. Under the Swedish Reorganization Act, the Swedish government assumed responsibility for payment of salaries and benefits to Neonode AB’s employees on the day the Swedish court approved Neonode AB’s petition for reorganization.

Our sales activities after our corporate reorganization will focus primarily on OEM customers who will integrate our technology into their products, and the OEM customers will sell and market their products to their customers. As of March 31, 2009, we have two consultants in our sales and marketing department.

General and Administrative

General and administrative (G&A) expenses for the year ended December 31, 2008 were $6.0 million, a 17% increase from $5.1 million for the same period in 2007.

        The increase in 2008 over 2007 is primarily related to approximately $2.0 million in legal and accounting costs, compared to $1.5 million in 2007. The legal and accounting expense increases are directly related to the costs associated with our equity raising activities and the accounting complexity associated with complying with the fair value mark-to-market accounting treatment of complex derivative and convertible financial instruments. The year ended December 31, 2008 also includes $225,000 in expense related to the termination of the Neonode USA agreement. On October 22, 2008, our Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). In conjunction with the reorganization, we reduced our staffing levels across the company and cancelled all sales and promotional activities. Under the Swedish Reorganization Act, the Swedish government assumed responsibility for payment of salaries and benefits to Neonode AB’s employees on the day the Swedish court approved Neonode AB’s petition for reorganization.  As of March 31, 2009, we have two employees and one consultant in our G&A department fulfilling management and accounting responsibilities,

Interest Expense and Other Expense

Interest expense for the twelve months ended December 31, 2008 was $368,000 as compared to $295,000 for the twelve months ended December 31, 2007. The $73,000 increase is due to a combination of an increase in interest bearing debt outstanding during mid-2007 and the fact that the debt was discounted and we used the effective interest rate method for recording interest expense.

Foreign Exchange Loss

Foreign exchange loss for the twelve months ended December 31, 2008 was $848,000 as compared to $354,000 for the twelve months ended December 31, 2007. The $494,000 increase is due to a large change in the exchange rate in the US Dollar as compared to the Swedish Krona in 2008 compared to 2007.

Write-off of Accounts Receivable from Subsidiary

              On December 9, 2008, our Swedish subsidiary, Neonode AB, filed a petition for liquidation in compliance with the Swedish Bankruptcy Act (1987:672). Mr. Hans Ödén of the Stockholm-based Ackordscentralen AB, a consultancy firm specializing in insolvency, was appointed by the district court of Stockholm to administer the process. We wrote off our $2.8 million receivable from Neonode AB on December 9, 2008, the date Neonode AB filed for bankruptcy.

         Gain on debt forgiveness of Neonode AB

We recorded a gain on the forgiveness of debt of Neonode AB in bankruptcy totaling $9.8 million pursuant to the requirements of SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring.

Non-cash Items Related to Debt Discounts and Deferred Financing Fees and the Valuation of Conversion Features and Warrants

       Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants interest for the year ended December 31, 2008 amounted to a gain of $9.6 million as compared to a $36.0 million expense for the same period in 2007. The change is the direct result of exchanging  the outstanding debt and a majority of the outstanding warrants to equity (preferred stock A and B) which resulted in a troubled debt restructuring gain of $3.4 million in 2008 combined with an overall decrease in the Company’s common stock price that reduced the fair value of the of conversion features and warrants during 2008 as compared to 2007 which resulted in marked-to-market non-cash income of $6.3 million in 2008.

On December 29, 2008, the Company commenced entering into Note Conversion Agreements with the holders of convertible notes and promissory notes of the Company in the aggregate amount of up to $6,341,611, for the issuance of up to 250,014 shares of Series A Preferred Stock in exchange for the surrender of the Convertible Notes by the note holders.  A total of 24 out of 27 note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance of 244,265.56 shares of Series A Preferred Stock on December 31, 2008.  The fair value of the convertible notes and promissory notes and related embedded conversion features amounted to $3.1 million immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the common stock anti-dilution feature were a term of 0.23 years, volatility of 357.2% and a risk-free interest rate of 0.11%. The fair value of the Series A Preferred stock on the date of conversion was $10 per share, as the Company also raised $1.2 million in cash from both inside and outside investors, with outside investors comprising approximately 51%.  Accordingly, the Company believes that the $10 per share for the Series A shares is at an arms-length price.  This conversion resulted in troubled debt restructuring accounting in accordance with SFAS 15, Troubled Debt Restructuring, and the Company recorded a non-cash gain on conversion of $3.4 million.

On December 29, 2008, the Company commenced entering into Warrant Conversion Agreements with the holders of warrants for the purchase of shares, notes, and/or additional warrants of the Company, for the issuance of up to 108,850 shares of Series B Preferred Stock in exchange for the surrender of the warrants by the warrant holders.  The Company has entered into Warrant Conversion Agreements with 92 out of 129 warrant holders for the issuance of 92,795.23 shares of Series B Preferred Stock on December 31, 2008. The fair value of the converted warrants which were recorded as liabilities amounted to $159,000 immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the warrants prior to conversion were a term of 4.4 years, volatility of 152.3% and a risk-free interest rate of 1.37%. The fair value of the Series B Preferred stock on the date of conversion was $0.022 per share, which is based upon a fully diluted price per share using the Company’s market capitalization on that date. This conversion resulted in troubled debt restructuring accounting in accordance with SFAS 15, Troubled Debt Restructuring, and the Company recorded a non-cash gain on conversion of $157,000.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2008 and 2007, respectively. We recorded valuation allowances in 2008 and 2007 for deferred tax assets related to net operating losses due to the uncertainty of realization. As of December 31, 2008, due to the bankruptcy of Neonode AB, we no longer have any significant amounts of net operating loss carryforwards and hence no significant amounts of deferred tax assets.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $5.9 million for the year ended December 31, 2008 compared to a net loss of $48.4 million in the comparable period in 2007.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	actual versus anticipated licensing of our technology;
•	our actual versus anticipated operating expenses;
•	the timing of our OEM customer product shipments;
•	the timing of payment for our technology licensing agreements;
•	our actual versus anticipated gross profit margin;
•	our ability to raise additional capital, if necessary; and
•	our ability to secure credit facilities, if necessary.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2008 fiscal year, included elsewhere in this annual report, includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

On December 31, 2008, we completed certain refinancing and capital raising transactions, acquired Cypressen, and began operations with a primary focus on licensing our touchscreen technology to third party OEM customers. We do not have any current active customer for our touchscreen technology. In most circumstances our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from those technology license agreements.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at December 31, 2008 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At December 31, 2008, we had cash and cash equivalents of $17,000, as compared to $6.8 million (with $5.7 million held as restricted cash) at December 31, 2007. In the twelve month period ended December 31, 2008, $15.3 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$339
Stock-based compensation expense	1,163
Write-off of receivable from Neonode AB	2,828
Write-down of inventory to net realizable value	10,155
Gain on debt forgiveness of Neonode AB	(9,820)
Gain on troubled debt restructuring	(3.360)
Change in fair value of embedded derivatives and warrants recorded as a liability	(6,278)
Total net non-cash items included in cash used in our operations	$(4,973)

We provided bank guaranties totaling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired on December 29, 2007 and the funds were released by our bank to cash on January 2, 2008.

During the twelve months ended December 31, 2008, we sold a combination of convertible notes and equity for cash totaling $10.7 million. At December 31, 2008, $1.0 million was included as a stock subscription receivable and the cash proceeds were received in January and February 2009. Adjusted working capital (deficit) (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was $962,000 at December 31, 2008, compared to an adjusted working capital deficit of $5.8 million at December 31, 2007.

In the twelve months ended December 31, 2008, we purchased $205,000 of fixed assets, consisting primarily of manufacturing tooling, computers and engineering equipment.

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

         On May 21, 2008, we completed a $5.1 million, net cash proceeds to us of $4.1 million, financing primarily to prior security holders, directors, affiliates of management and institutional investors. We offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis for a limited period, ended May 19, 2008. In all, 4,004,793 outstanding warrants were exercised at a strike price of $1.27 per warrant. We issued 4,004,793 shares of our common stock and two new common stock purchase warrants, with an exercise price of $1.45, for each outstanding warrant exercised. A total of 8,009,586 new common stock purchase warrants were issued to investors who surrendered or purchased shares under the warrant exchange offer. We also extended the maturity date of $2.85 million of convertible debt that was due on June 30, 2008 until December 31, 2008 by issuing the note holders 510,293 common stock purchase warrants, with an exercise price of $1.45.   Empire Asset Management Company acted as financial advisor for the transaction and was paid a cash fee of approximately $510,000 and received a warrant to purchase 400,480 shares of our common stock at $1.27 per share and a warrant to purchase 800,959 shares of our common stock at $1.45 per share.

        On December 30, 2008, we commenced entering into Subscription Agreements with certain subscribers (the “Subscribers”), for the  issuance of up to 150,000 shares of Series A Preferred Stock to the Subscribers, at a price equal to $10 per share, for an aggregate purchase price of up to $1,500,000.  As of December 31, 2008, we entered into Subscription Agreements with 10 subscribers who signed Subscription Agreements and agreed to invest an aggregate of $1,121,904.  We issued 112,190.40 shares of our Series A Preferred Stock to the investors on December 31, 2008. We collected all the proceeds from the financing transaction in January and February 2009.

         The majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. We have been able to convert approximately $6.1 million of the $6.3 million outstanding convertible debt to equity. The $139,000 convertible note that was not converted into equity is due in August 2010.  We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. Our operations are not cash flow positive and we may be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Neonode Inc.
Stockholm, Sweden

We have audited the accompanying consolidated balance sheets of Neonode Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Stockholm, Sweden

April 14, 2009

BDO Feinstein International AB	BDO Feinstein International AB

/s/ Johan Pharmanson	/s/ Tommy Bergendahl
Authorized Public Accountant	Authorized Public Accountant

NEONODE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December	December
	31, 2008	31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17	$1,147
Restricted cash	—	5,702
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $4,264 at December 31, 2008 and 2007, respectively	—	868
Inventory	—	6,610
Prepaid expense	46	1,081
Other	—	2
Total current assets	63	15,410
Property, plant and equipment, net	116	375
Patents, net	—	95
Other long term assets	—	395
Total assets	$179	$16,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of convertible long term debt and leases	$17	$132
Accounts payable	688	4,417
Accrued expenses	320	1,391
Deferred revenues	—	2,979
Embedded derivatives of convertible debt and warrants	—	9,507
Other liabilities	—	674
Total current liabilities	1,025	19,100
Long term convertible debt and leases	207	60

Total liabilities	1,232	19,160

Commitments and contingencies (note 19)

Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at December 31, 2008 855,522 shares issued and outstanding at December 31, 2008. (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	3,531	—
Series B Preferred Stock, 108,850 shares authorized with par value $0.001at December 31, 2008 92,796 shares issued and outstanding at December 31, 2008. (In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	2	—
Common stock, 75,000,000 shares authorized with par value $0.001 at December 31, 2008 and 2007, respectively; 35,058,011 and 23,780,670 shares issued and outstanding at December 31, 2008 and 2007, respectively	35	24
Common stock additional paid in capital	61,016	55,405
Stock subscription receivable	(1,035)	—
Accumulated other comprehensive income	—	354
Accumulated deficit	(64,602)	(58,668)
Total stockholders' deficit	(1,053)	(2,885)
Total liabilities and stockholders' deficit	$179	$16,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEONODE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended
	December 31,
	2008	2007

Net revenue	$7,282	$3,132
Cost of sales	15,459	2,317
Gross margin	(8,177)	815

Operating expenses
Product research and development	3,288	4,449
Sales and marketing	3,943	3,147
General and administrative	5,957	5,080

Total operating expenses	13,188	12,676

Operating loss	(21,365)	(11,861)

Interest and other income	16	77
Interest and other expense	(368)	(295)
Foreign currency exchange rate loss	(848)	(354)
Write-off of receivable from Neonode AB	(2,828)	—
Gain on forgiveness of Neonode AB’s net liabilities	9,820	—
Gain on troubled debt restructuring	3,360	—
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	6,278	(36,008)

Total interest and other expense	15,430	(36,580)

Net loss	$(5,934)	$(48,441)

Basic and diluted loss per share	$(0.21)	$(3.15)

Basic and diluted – weighted average shares used in per share computations	28,164	15,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

Amounts in thousands	Common stock shares issued (1)	Par value of common stock	Additional paid-in- capital on common stock	Series A Preferred stock shares issued	Series A Preferred stock	Series B Preferred stock shares issued	Series B Preferred stock	Stock subscription receivable	Accumulated Comprehensive loss	Accumulated deficit	Stock-holders' equity (deficit)
Balances, December 31, 2006	10,282	$10	$3,499	-	$-	-	$-	$-	$88	$(10,227)	$(6,630)

Exercise of stock options by certain employees for cash	-	-	161	-	-	-	-	-	-	-	161
Employee stock option compensation expense	-	-	408	-	-	-	-	-	-	-	408

Reclassification of warrants to equity	-	-	5	-	-	-	-	-	-	-	5

Advisory warrants issued on 5/18/07	-	-	158	-	-	-	-	-	-	-	158
Conversion of pre-merger debt Aug. 10, 2007 to common stock and warrants	10,096	10	49,462	-	-	-	-	-	-	-	49,472

Merger with SBE on Aug. 10, 2007	2,296	2	(2)	-	-	-	-	-	-	-	0

Equity contributed by SBE in merger	-	-	1,197	-	-	-	-	-	-	-	1,197

Merger costs	-	-	(122)	-	-	-	-	-	-	-	(122)
Conversion of certain August Bridge Notes on September 26, 2007	76	-	296	-	-	-	-	-	-	-	296
Issuance of common stock in September 2007 private placement net of cost	952	1	292	-	-	-	-	-	-	-	293
Issuance of common stock under stock based compensation plans	23	0	52	-	-	-	-	-	-	-	52

Cashless exercise of employee warrants	56	-	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	266	-	266

Net loss								-		(48,441)	(48,441)	266
												(48,441)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-
												(48,175)
Balances, December 31, 2007	23,781	23	55,406	-	-	-	-	-	354	(58,668)	(2,885)

Employee stock options exercised for cash	21	-	38	-	-	-	-	-	-	-	38
Common stock issued related to employee liabilities	657	-	54	-	-	-	-	-	-	-	54
Employee stock option compensation expense	-	-	1,163	-	-	-	-	-	-	-	1,163
Conversion of debt to common stock and warrants	10	-	15	-	-	-	-	-	-	-	15
Shares of common stock issued pursuant to private placement and warrant repricing financing transactions net of $1,137,000 cash and $5,385,000 non-cash issuance costs	10,589	11	4,274	-	-	-	-	-	-	-	4,285

Conversion of warrant liability to equity	-	-	67	-	-	-	-	-	-	-	67
Issuance of Series A Preferred stock in financing transaction, net of accrued issuance costs of $46,000	-	-	-	112	1,076	-	-	-	-	-	1,076

Issuance of Series A Preferred stock in debt conversion transaction, net of stock given in lieu of cash issuance costs of $41,000	-	-	-	248	2,443	-	-	-	-	-	2,443
Issuance of Series A Preferred stock in acquisition of Cypressen	-	-	-	495	12	-	-	-	-	-	12
Stock subscription receivable associated with financing transaction on December 31, 2008	-	-	-	-	-	-	-	(1,035)	-	-	(1,035)

Issuance of Series B Preferred stock in warrant conversion	-	-	-			93	2	-	-	-	2

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(354)	-	(354)	345

Net loss	-	-	-	-	-	-	-	-	-	(5,934)	(5,934)	345
												(5,934)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	-
												(5,580)

Balances, December 31, 2008	35,058	$35	$61,016	855	$3,531	93	$2	$(1,035)	$-	$(64,602)	$(1,053)

NEONODE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,934)	$(48,441)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	1,163	408
Depreciation and amortization	339	298
Gain on sale of property and equipment	16	—
Deferred interest	—	340
Write-down of inventory to net realizable value	10,155	—
Write-off of merger expense in excess of cash received	—	158
Write-off of receivable from Neonode AB	2,828	—
Gain on forgiveness of Neonode AB’s net liabilities	(9,820)	—
Gain on troubled debt restructuring	(3,360)
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	(6,278)	36,008
Changes in operating assets and liabilities:
Cumulative effect of the foreign exchange translation rates on the assets and liabilities of Neonode AB for the period January 1, 2008 through December 9, 2008, the date of bankruptcy	5,223	—
Accounts receivable and other assets	870	(1,324)
Inventories	(3,089)	(6,616)
Prepaid expenses	1,035	339
Accounts payable and other accrued expense	(5,474)	5,605
Deferred revenue	(2,979)	2,547
Net cash used in operating activities	(15,305)	(10,678)

Cash flows from investing activities:
Proceeds from sale of property and equipment	32	—
Purchase of property, plant and equipment	(205)	(437)
Net cash used in investing activities	(173)	(437)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	16,965
Deferred financing fees	—	(821)
Payment on notes payable	—	(92)
Proceeds from purchase of employee stock options	38	213
Cash increase resulting from merger and acquisition transactions and sale of software business	12	1,213
Proceeds from issuance of common stock, warrant repricing and preferred stock	9,733	—
Equity issuance costs	(1,137)	—
Merger costs	—	(227)
Restricted cash	5,702	(5,463)
Net cash provided by financing activities	14,348	11,788
Effect of exchange rate changes on cash	—	105

Net increase (decrease) in cash and cash equivalents	(1,130)	778
Cash and cash equivalents at beginning of period	1,147	369
Cash and cash equivalents at end of period	$17	$1,147

Supplemental disclosure of cash flow information:
Interest paid	$121	$100
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in repricing	$13,786	$—

Fair value of warrants and Series A Preferred stock issued to financial advisors and Bridge Note holders for financing and restructuring transaction costs	$5,472	$863
Conversion of September convertible notes	$35	$—
Fair value of August note surrendered towards the exercise of re-priced warrants	$375	$—
Fair value of Series A and B Preferred stock issued to convert convertible notes and warrants to equity	$2,445	$—
Fair Value of stock issued to employees in settlement of employee related vacation and severance liabilities	$54	$—
Fair value of warrant liability converted to equity	$67	—
Conversion of pre-merger debt to common stock and warrants	$—	$49,472
Fair value of 495,000 shares of Series A Preferred stock issued to related parties for 100% of AB Cypressen	$4,950	$—
Preferred Stock Series A Subscription Receivable	$1,035	$—
Fair value of equipment acquired in the merger with SBE, Inc.	$—	$79
Fair value of option granted to financial advisor that expires June 2008	$—	$716
Equity contributed by SBE in merger	$—	$1,197
Conversion of August Bridge Note	$—	$296

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.   Nature of the business and operations

Neonode Inc. (the Company) was incorporated in the State of Delaware in 2006 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. In February 2004, Neonode AB acquired the assets, including intangible assets, relating to the mobile phone business, in exchange for cash of $168,000 and the assumption of a loan of $141,000. The Company allocated the consideration to intangible assets in the amount of $284,000 and to equipment in the amount of $25,000 based on relative fair values. In February, 2006, a corporate reorganization was effected by issuing all of the shares of Neonode Inc. to the stockholders of Neonode AB based upon the number and class of shares owned by each in exchange for all of the outstanding stock of Neonode AB. Following the reorganization, Neonode AB became a wholly-owned subsidiary of Neonode Inc. The reorganization was accounted for with no change in accounting basis for Neonode AB, since there was no change in control of the Group. The consolidated accounts for the year ended December 31, 2007 and through December 9, 2008, the date that Neonode AB filed for bankruptcy, comprise the accounts of the Companies as if they had been owned by the Company throughout the reporting periods.

On August 10, 2007, Cold Winter Acquisition Corporation (Cold Winter Acquisition Sub), a Delaware corporation and wholly-owned subsidiary of SBE, Inc., consummated a merger and reorganization where Cold Winter Acquisition Sub was merged with and into Neonode Inc. a Delaware Corporation (Old Neonode), with Old Neonode continuing after the merger as the surviving corporation and a wholly-owned subsidiary of SBE, Inc. (Merger). SBE, Inc.’s name was subsequently changed to “Neonode Inc.” in connection with the completion of the Merger.

After the Merger with Cold Winter Acquisition Sub, Old Neonode changed its name to Cold Winter, Inc. (Cold Winter).  Following the closing of the Merger, the business and operations of Cold Winter prior to the Merger became the primary business and operations of the newly-combined company. The newly-combined company’s headquarters was located in Stockholm, Sweden.

On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB that Neonode Inc has responsibility. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the accounts of Neonode AB for the year ended December 31, 2007 and the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy.

On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (Cypressen), a Swedish engineering company, and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the Cypressen Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of shares of Neonode Inc Series A Preferred Stock to the Cypressen Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company.   The Cypressen Stockholders are or were employees of the Company and/or Neonode AB, and as such are related parties. Cypressen did not have any operations in 2008. The Consolidated Balance Sheet of the Company as of December 31, 2008 includes the accounts of Cypressen which is comprised of cash totaling approximately $12,000. The acquisition of Cypressen by Neonode Inc. does not qualify as a business combination, and accordingly the fair value of the Preferred Stock Series A shares issued to the sellers of Cypressen shares are accounted for as compensation.  As there is an 18 month service requirement, the value of the Series A Preferred Stock is amortized over the 18 month period beginning from December 31, 2008.

          We specialize in finger based optical infrared touchscreen technology which we refer to as zForce™. Our mission is to make the easiest (to use and integrate), best (functionality and design) and cheapest touch screen solution for handheld devices. Through our wholly owned subsidiary, Neonode AB, we developed an optical touchscreen mobile phone product, the Neonode N2 that provided a completely unique user experience that did not require any keypads, buttons, or other moving parts.  We began shipping the N2 to our first customers in July 2007 but faced difficult circumstances in finding a viable market for our N2 mobile phone. We faced a competitive landscape in which our major competitors were much better positioned and capitalized. Over time, we found that we lacked the requisite marketing and co-marketing funding to enter the mainstream mobile phone handset markets and as a result were forced to focus our sales efforts on web based sales and smaller less efficient markets. In addition, as a result of some technology issues that impacted the N2 phone reception in certain geographical regions (reception in certain geographical regions had more static, but the N2 phones still functioned). Beginning March 2008, we began to initiate a voluntary recall of our N2 phones to provide a solution to eliminate the static reception issues of our phones.  The voluntary recall  slowed our ability to market our phones in the certain geographical regions until the voluntary recall process was completed in May 2008. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws.  Neonode AB had a total of approximately 10,000 N2 mobile phones in inventory at the time of its bankruptcy filing. The Swedish bankruptcy court continues to pursue sales opportunities for Neonode AB’s remaining inventory of N2 mobile phones. Although we may be the beneficiary of a portion of any sales proceeds from such sales, the majority, if not all, of any future sales proceeds from the sale of the N2s in Neonode AB’s inventory will be distributed to the creditors of Neonode AB by the Swedish bankruptcy court.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2008, we had an accumulated deficit of $64.6 million and working capital deficit (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) of $962,000. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to resolve quality problems, raise additional funds through debt or equity, and enter customer contracts with customers that are financially stable. In December 2008, we completed a private placement offering of $1.1 million of our Preferred stock. The stock subscription agreements related to this private placement were executed as of December 31, 2008 and the cash proceeds were received in January and February of 2009. The subscription receivable related to this private placement transaction was recorded as an offset to our equity at December 31, 2008. We were successful in negotiating a deferral of payment of approximately $200,000 of our outstanding accounts payable and accrued expenses at December 31, 2008 until December 2009 and we converted approximately $53,000 of our accounts payable to shares of our common stock in January 2009.

There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all. If we are unable to secure additional funding and/or our stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Refinancing and Capital Raising Transactions

On December 27, 2008, to reorganize the capital structure and to raise capital to finance the Company’s business going forward, our Board of Directors approved our entry into several refinancing and capital raising agreements (together, the “Refinancing Agreements”) relating to the unregistered sale of up to an aggregate amount of 899,081 shares of our Series A Preferred stock, par value $0.001 per share and 108,850 shares of our Series B Preferred stock, par value $0.001. It is contemplated that each share of Series A Preferred will be converted into 480.63 shares of our common stock and that each share of Series B Preferred will be converted into 132.07 shares of our common stock.

On December 29, 2008, we commenced entering into Note Conversion Agreements with the holders of our convertible notes and promissory notes in the aggregate amount of up to $6,341,611, for the issuance of up to 250,014 shares of Series A Preferred Stock, in exchange for the surrender of the Convertible Notes by the note holders.  A total of 24 out of 27 note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance in the aggregate of 244,265.56 shares of Series A Preferred Stock on December 31, 2008.

On December 29, 2008, we commenced entering into Warrant Conversion Agreements with the holders of warrants for the purchase of our shares, notes, and/or additional warrants, for the issuance of up to 108,850 shares of Series B Preferred Stock in exchange for the surrender of the warrants by the warrant holders.  We entered into Warrant Conversion Agreements with 92 out of 129 warrant holders for the issuance in the aggregate of 92,795.23 shares of Series B Preferred Stock on December 31, 2008.

On December 30, 2008, we commenced entering into Subscription Agreements with certain subscribers (Subscribers), for the issuance of up to 150,000 shares of Series A Preferred Stock to the Subscribers, at $10 per share, for an aggregate purchase price of up to $1,500,000.  As of December 31, 2008, we entered into Subscription Agreements with 10 subscribers who have signed Subscription Agreements and have agreed to invest an aggregate of $1,121,904.  We issued 112,190.40 shares of our Series A Preferred Stock to the Subscribers on December 31, 2008.

On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (Cypressen), and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of 495,000 shares of Series A Preferred Stock to the Cypressen Stockholder on December 31, 2008.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company.

In addition, on December 31, 2008, we issued 4,068 shares of Series A Preferred Stock to Ellis International LP as full consideration for certain services supplied by Ellis International LP to the Company.   We recorded a value of $41,000 for the shares issued to Ellis International LP.

Neonode AB Bankruptcy

On December 9, 2008, Neonode AB, our wholly owned subsidiary located in Sweden, filed for liquidation under the bankruptcy laws in Sweden. Under Swedish bankruptcy law, effective with the bankruptcy filing we no longer have an ownership interest in Neonode AB, and as such, we are no longer responsible for the liabilities of Neonode AB and we no longer have title or an ownership interest in the assets of Neonode AB. The Swedish bankruptcy court appointed a Swedish legal firm as receiver with the expressed duty to liquidate all the assets of Neonode AB and enter into final settlements with the creditors of Neonode AB.

We account for our investment in Neonode AB in accordance with the AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

Our Consolidated Statements of Operations and Consolidated Statements of Cash Flows includes the accounts of Neonode AB for the year ended December 31, 2007 and for the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy. Since we no longer have an ownership interest in Neonode AB, we recorded a write-off of our receivable from Neonode AB totaling $2.8 million on the date Neonode AB filed for bankruptcy. We also recorded a gain on debt forgiveness of Neonode AB in bankruptcy totaling $9.8 million pursuant to the requirements of SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring.

Our Consolidated Balance Sheet does not include the accounts of Neonode AB at December 31, 2008.

2.   Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements for the year ended December 31, 2007 include the accounts of Neonode Inc. and its subsidiary based in Sweden, Neonode AB. All inter-company accounts and transactions have been eliminated in consolidation. The consolidated Statements of Operations and Cash Flows for the year ended December 31, 2008 include the accounts for Neonode Inc. and  Neonode AB for the period January 1, 2008 through December 9, 2008, the date that Neonode AB filed for bankruptcy. The Consolidated Balance Sheet as of December 31, 2008 includes the accounts of Neonode Inc and Cypressen.

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

Restricted Cash

We have provided bank guaranties totaling $5.7 million as collateral for the performance of our obligations under our agreement with our manufacturing partner. The outstanding bank guaranties expired at December 29, 2007 and the funds were released by our bank to cash on January 2, 2008. The cash restricted from withdrawal by our bank to secure the obligations of the bank guaranty is shown as restricted cash within current assets as of December 31, 2007.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.

Machinery and Equipment

Machinery and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from one to five years as follows:

Estimated useful lives

Tooling	1 year
Computer equipment	3 years
Furniture and fixtures	5 years

Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset.

Upon retirement or sale of property and equipment, cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in the statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-lived Assets

        We assess any impairment by estimating the future cash flow from the associated asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income (expense). In addition, as Neonode AB entered into bankruptcy and we no longer control that entity, the foreign currency translation adjustment account relating to Neonode AB was written off into our statement of operations during the year ended 2008.  Foreign currency transaction losses included in other income and (expense) were $848,000 and $354,000 during the years ended December 31, 2008 and 2007, respectively.

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

Similarly, if warrants meet the classification of liabilities in accordance with EITF 00-19, Accounting   for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock , then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Revenue Recognition

Neonode AB Mobile Phone Business and Licensing of Our Intellectual Property :

Our policy is to recognize revenue from product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission. We recognize revenue from the sale of our mobile phones when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Revenue is not recognized until we have determined that collectibility is reasonably assured.

To date, our revenues generated by the sale of Neonode AB’s mobile phones have consisted primarily of sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection would have allowed the distributor a credit (either in cash or as a discount on future purchases) if there was a price decrease during a specified period of time or until the distributor resold the goods. We deferred recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they resold our mobile phone products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date and legal title and risk of inventory loss passed to the distributor upon shipment.

For products sold to distributors with agreements allowing for price protection and product returns, we recognized revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of such distributor sell-through was based on information received from our distributors. Revenue was not recognized upon shipment since, due to various forms of price concessions; the sales price was not substantially fixed or determinable at that time.

Revenue from products sold directly to end-users though our web sales channels were generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and were provided at the time of shipment.

Revenue for the twelve months ended December 31, 2007 includes revenue from the sales of our first mobile phone, the N1, and from our second product, the N2 multimedia mobile phone, and revenue from one licensing agreement with a major Asian manufacturer. In July 2005, we entered into a licensing agreement with a major Asian manufacturer whereby we licensed our touchscreen technology for use in a mobile phone to be included in their product assortment. In this agreement, we received approximately $2.0 million in return for granting an exclusive right to use our touchscreen technology over a two-year period that ended July 2007.  The exclusive rights did not limit our right to use our licensed technology for our own use, nor to grant to third parties rights to use our licensed technology in devices other than mobile phones. Another component of the agreement provided for a fee of approximately $2.65 per telephone if the Asian manufacturer sells mobile phones based on our technology.  In July 2007, we extended this license agreement on a non-exclusive basis for an additional term of one year. As of December 31, 2008, the Asian manufacturer had not sold any mobile telephones using our technology.

The net revenue related to this agreement was allocated over the term of the agreement, amounting to $463,000 in 2007. The contract also included consulting services to be provided by Neonode on an “as needed basis.” The fees for these consultancy services varied from hourly rates to monthly rates and  were based on reasonable market rates for such services. To date, we have not provided any consulting service related to this agreement.

Generally, our customers are responsible for the payment of all shipping and handling charges directly with the freight carriers.

Post-Restructuring Technology Licensing Business:

Our policy is to recognize revenue from technology IP licenses upon the acceptance of our technology by our customers. Our policy complies with the guidance provided by SAB No. 104. We will recognize revenue from the licensing of our technology when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Credit will only be extended to customers and revenue will only be recognized after we have determined that collectibility is reasonably assured. To date we have not entered into any technology licensing contracts except for those previously discussed.

Hardware Product:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the guidance provided by SAB No. 104. Judgments are required in evaluating the credit worthiness of our customers. Credit will only be extended to customers and revenue will only be recognized after we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars or Euros. The software component of our hardware products is considered incidental.  Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale. To date, we have not sold any hardware products.

When selling hardware, we expect our agreements with Original Equipment Manufacturers (OEMs) to incorporate clauses reflecting the following understandings:

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

Software Products:

We may derive revenues from the following sources: (1) software, which includes our Neno™ software licenses and (2) engineering services, which include consulting. We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We initially defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for these elements of our software products.  Revenue deferred under these arrangements is recognized to revenue over the expected contract term. We will also continue to defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted. To date, we have not sold any software products.

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers. To date, we have not sold any engineering services.

Warranty Reserves

Our mobile phone products were generally warranted against defects for 12 months following the sale. We have a 12 month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer were provided at the time of revenue recognition and were based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges were expensed as incurred. Upon filing for bankruptcy on December 9, 2008, the warranty obligations related to Neonode AB’s previous sales of mobile phone products were transferred to the Swedish bankruptcy court along with all the assets and liabilities of Neonode AB.

We do not anticipate that our technology products will have any warranty obligations associated with licenses related to these technologies.

Advertising

Advertising costs are expensed as incurred. External advertising costs amounted to $452,000 and $661,000 for the years ending December 31, 2008 and 2007, respectively.

Research and Development

Research and Development (R&D) costs are expensed as incurred. R&D costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs. Research and development costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Concentration of Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable with customers. Since we are in the process of getting our technology to market, our first customers will comprise over 15 percent of revenue and we will need to rely on a smaller customer base as we grow. We maintain allowances for potential credit losses, if necessary.

Risk and Uncertainties

Our long-term success is dependent on our obtaining sufficient capital to fund our operations and to develop our products, and on our bringing such products to the worldwide market and obtaining sufficient sales volume to be profitable. To achieve these objectives, we will be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to our stockholders and may contain restrictive covenants.

We are subject to certain risks common to technology-based companies in similar stages of development. Principal risks include risks relating to the uncertainty of market acceptance for our products, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on a limited number of suppliers, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our products in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

We are exposed to a number of economic and industry factors that could result in portions of our technology becoming obsolete or not gaining market acceptance. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the ability of our customers to manufacture and sell their products that incorporate our technology.

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

Our future success depends on market acceptance of our technology as well as our ability to introduce new versions of our technology to meet the evolving needs of our customers.

Stock Based Compensation Expense

We follow the guidance under  SFAS 123 (revised 2004) Share-Based Payment (SFAS 123R), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

Accounting for Debt Issued with Detachable Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with APB Opinion 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants, if the warrants meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. At each balance sheet date we make a determination if these warrants instruments are classified as liabilities or equity.  The warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. As of December 31, 2008, all of the outstanding warrants are classified as equity.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2008 and 2007. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2008, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts has been computed in accordance with SFAS 128, Earnings per Share. For each of the periods presented, basic loss per share amounts were computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, are computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average numbers of shares of common stock and potential common stock equivalents used in computing the net loss per share for the twelve month periods ending December 31, 2008 and 2007 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

We apply SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying all changes in equity other than transaction with owners in their capacity as owners. Our comprehensive loss includes foreign currency translation gains and losses reflected in equity. We have reported the components of comprehensive loss in our Consolidated Statements of Stockholders' Deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the Consolidated Statements of Operations was 6.58 and 6.76 Swedish Krona to one U.S. Dollar for the year ended December 31, 2008 and 2007, respectively. The weighted average exchange rate for the Consolidated Balance Sheets was 7.84 and 6.47 Swedish Krona to one U.S. Dollar as of December 31, 2008 and 2007, respectively.

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

New Accounting Pronouncements

The following are the expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determine the effect, if any; that the adoption of these pronouncements would have on our results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after 15 December 2008, and will be adopted in the first quarter of 2009. The adoption of SFAS 141R will affect the way we account for any acquisitions made after January 1, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for financial assets and financial liabilities within its scope for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We adopted SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008, and the adoption did not have an impact on our financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 effective January 1, 2009 for the Company’s non-financial assets and non-financial liabilities is not expected to have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of this standard will have no impact on the financial results of the Company on the date of adoption.

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

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. . We do not believe that the adoption of EITF 07-05 will have a significant impact on our consolidated financial statements, as the fair value of any financial instruments and related conversion features are not significant.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective on November 15, 2008. The adoption of SFAS 162 did not have any financial impact on our consolidated financial statements.

         In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented. We do not believe that adoption of FSP APB 14-1 will have a significant impact on our financial position and operating results, as the embedded conversion features of our convertible debt instruments had been accounted for as a derivative.

3.   Inventories

At December 31, 2007, inventories consisted of parts, materials and finished products as follows (in thousands):
	December 31,	December 31,
	2008	2007

Parts and materials	$—	$247
Finished goods held at customer locations	—	1,243
Finished goods held at manufacturing partner	—	5,120
Total inventories	$—	$6,610

Parts and materials consist of components purchased by us in order to reduce the production lead time of our products. Finished goods held at manufacturing partner locations consist of N2 phones and accessories located at our prior manufacturing partner or with our web sales partner.  Finished goods held at customer locations consists of N2 phones that have been shipped to distributors but remain in their inventories at the end of the period for which revenue has been deferred.

We experienced limited success in selling our N2 mobile phone since introduction in the third quarter of 2007 and reevaluated our selling efforts and the potential markets for the N2 during the second quarter of 2008. Based upon this reevaluation, we decided that it was probable that we may have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a $10.2 million expense in the year ended December 31, 2008.

On December 9, 2008, Neonode AB filed for liquidation under the laws of Sweden and as of that date the Company no longer had any ownership interest in the assets of Neonode AB.

4.   Prepaid Expenses

Prepaid expenses consist of the following (in thousands):
	December 31,
	2008	2007

Prepayment to supplier	$—	$819
Prepaid rent	—	87
Deferred financing fees	—	70
Prepaid insurance	—	16
Other	46	89
Total prepaid expenses	$46	$1,081

The prepayment to supplier at December 31, 2007 is to our production partner and is for the sourcing of component inventories relating to the N2 mobile telephone launched in 2007.

The deferred financing fees at December 31, 2007 consist of legal fees, advisor fees and the value of detachable warrants issued to advisors relating to the issuance of debt financing.

5.   Other Current Assets

Other current assets consist of the following (in thousands):
	December31,
	2008	2007

Receivable for components	$—	$648
Other	—	2
Total other current assets	$—	$650

6.   Machinery and Equipment

Machinery and equipment consists of the following (in thousands):
	December 31,
	2008	2007

Tooling	$—	$341
Furniture and equipment	—	102
Computers	146	228
less accumulated depreciation	(30)	(296)
Machinery and equipment, net	$116	$375

Depreciation expense for the year ended	$287	$231

7.   Intangible Assets

Intangible assets consist of the following (in thousands):
	December 31,
	2008	2007

Patents	$—	$349
less accumulated amortization	—	(254)
Patents, net	$—	$95

Amortization expense for the year ended	$52	$67

We have not recorded any further investment in our patents since 2004.  Pursuant to an intercompany pledge agreement signed in February 2006 securing intercompany borrowings, we transferred the intellectual property, including assignment of the patents, copyrights and trademarks, from Neonode AB to Neonode Inc. prior to Neonode AB filing for liquidation under the Swedish bankruptcy laws on December 9, 2008.

8.   Accrued Expenses

Accrued expenses consist of the following (in thousands):
	December 31,
	2008	2007

Earned salary, vacation and benefits	$-	$359
Accrued pension premiums	-	233
Accrued interest expense	8	106
Accrued legal, audit and consulting fees	312	425
Other costs	—	268
Total accrued expenses	$320	$1,391

9.   Other Liabilities

Other liabilities consist of the following (in thousands):
	December 31,
	2008	2007

VAT payable	$—	$187
Warranty reserve	—	92
Employee withholding taxes	—	111
Social security Swedish payroll related fees	—	160
Accrued liability to suppliers	—	120
Other	—	4
Total other liabilities	$—	$674

All of the Other Liabilities were related to the operation of Neonode AB that filed for liquidation under the Swedish bankruptcy laws on December 9, 2008.  We are not responsible for the liabilities of Neonode AB after the bankruptcy filing date.

10.   Deferred Revenue

We allowed certain distributors of our N2 mobile phone price protection and pricing adjustments subsequent to the initial product shipment and as a result we deferred recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they resold our products to their customers or the price protection period ended. Although revenue recognition and related cost of sales are deferred, we recorded an accounts receivable at the time of initial shipment of the N2 phones. As standard terms were generally FOB shipping point, payment terms were enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. As of December 31, 2007, Neonode AB had $3.0 million of deferred revenue that would have been recognized as our customers sold our products and the applicable price protection ends, of which $2.4 million was recognized as revenue during 2008.
.
11.   Liability for Warrants and Embedded Derivatives (in thousands):

	December 31,
	2008	2007

Liability for warrants to purchase common stock	$—	$5,971

Embedded derivative of convertible debt	$—	$3,536

We converted 12.2 million shares of the outstanding warrants and $6.1 million of the outstanding convertible debt to shares of our Preferred stock on December 31, 2008. After the exchange of the warrants and notes for our Preferred stock, we have 2.1 million warrants and $139,000 of convertible debt outstanding at December 31, 2008.  All anti-dilution provisions related to the convertible debt have been extinguished as a result of the exchange and accordingly, we marked-to-market the embedded conversion feature immediately prior to the exchange, and then the new value of $3.4 million was written-off as part of the troubled debt restructuring gain (see Note 12).

12.   Convertible Debt and Notes Payable

Our convertible debt and notes payable consists of the following (in thousands):

	December 31,
	2008	2007

Senior Convertible Secured Notes August (face value $2.8 million as of December 31, 2007)	$—	$2,634
Senior Convertible Secured Notes September (face value $139,000 and $3.1 million as of December 31, 2008 and 2007 , respectively)	139	1,112
Loan - Almi Företagspartner 2	—	120
Capital lease	85	72
Total fair value of notes outstanding	224	3,938

Unamortized debt discount	—	3,746
Total debt, net of debt discount	224	192

Less: short-term portion of long-term debt and leases	17	132

Long-term debt and leases	$207	$60

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2009	$—
2010	139
Total principal payments	$139

Future lease payments related to capital leases are as follows (in thousands):
Year ending December 31:	Future minimum payments on capital leases
2009	$26
2010	26
2011	26
2012	26
2013	2
Total minimum lease payments	$106
Less: Amount representing interest	(21)
Present value of net minimum lease payments	$85

The Company returned the leased copy machine located in the closed US office to Xerox in January 2009.

Loan Default:

At December 31, 2008, we failed to pay the $8,000 interest payment due on September 30, 2008 to the three convertible debt holders who hold notes with a total combined principal balance of $139,000 and who did not participate in the debt restructuring transaction. As a result, on December 31, 2008, we are in default as defined under the Senior Convertible Secured Notes September 2007.  Under the terms of default the interest rate was increased to 10.5% from the higher of 8% or LIBOR plus 3% effective September 30, 2008 through December 31, 2008. We made the required interest payment in January 2009 and cured the loan default and the future interest rate has been reduced from 10.5% to the higher of 8% or LIBOR plus 3%.

Troubled Debt Restructuring

Conversion of Senior Convertible Notes to Series A Preferred Stock:

On December 31, 2008, 24 out of 27 convertible and promissory note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance of 244,265.56 shares of Series A Preferred Stock.  The carrying value of the convertible notes, promissory notes, and debt discount plus the fair value of the related embedded conversion features amounted to $5.9 million immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the common stock anti-dilution feature were a term of 0.23 years, volatility of 357.2% and a risk-free interest rate of 0.11%. The fair value of the Series A Preferred stock on the date of conversion was $10 per share, as we also raised $1.2 million in cash from both inside and outside investors, with outside investors comprising approximately 51%.  This conversion resulted in troubled debt restructuring accounting in accordance with SFAS 15, Troubled Debt Restructuring, and we recorded a non-cash gain on conversion of $3.3 million.  The remaining $139,000 convertible notes outstanding after the conversion transaction have a due date of August 31, 2010 and bear an annual interest rate of the greater of 8% or LIBOR plus 3%, payable quarterly in cash or shares of our common stock at the option of the Company.

Conversion of Warrants to Series B Preferred Stock:

On December 31, 2008, 92 out of 129 holders of warrants for the purchase of shares, notes, and/or additional warrants of the Company agreed to the surrender of 12,255,560 warrants in exchange for the issuance of 92,795 shares of Series B Preferred Stock. The fair value of the converted warrants which were previously recorded as liabilities amounted to $112,000 immediately prior to the exchange, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the warrants prior the exchange were a term of 4.4 years, volatility of 152.3% and a risk-free interest rate of 1.37%. The fair value of the Series B Preferred stock on the date of exchange was $0.0245 per share, which is based upon a fully diluted price per share using our market capitalization on that date. This transaction resulted in troubled debt restructuring accounting in accordance with SFAS 15, Troubled Debt Restructuring, and we recorded a non-cash gain on conversion of $109,000. The remaining outstanding warrants no longer meet the classification of liabilities in accordance with EITF 00-19 since the toxic securities (the anti-dilution feature) from September 26, 2007 financing are no longer applicable, and, as such, the remainder of the warrants previously recorded as a liability on the consolidated balance sheet has been reclassified to equity at December 31, 2008 at the fair value of $67,000.

Remaining Outstanding Warrants to Purchase Common Stock:

Outstanding Warrants as of December 31, 2008

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrants	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Broker Warrants	5/20/2008	$1.27	161,074	5/20/2013
May 2008 Broker Warrants	5/20/2008	$1.45	481,457	5/20/2013
May 2008 Investor Warrants	5/22/2008	$1.45	1,476,068	5/20/2013
Total warrants outstanding			2,124,403

These transactions were accounted for as a troubled debt restructuring modification of terms pursuant to Statement of SFAS 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings. On December 31, 2008, the gain resulting from the conversions of the Notes, embedded conversion features and warrants, calculated in accordance with SFAS 15, was determined as follows:

Conversion of carrying value of Senior Secured Notes, net of discount	$2,661
Conversion of carrying value of embedded conversion features	3,051
Conversion of carrying value of warrants	93
Total conversion of carrying value of debt, embedded conversion features and warrants	5,805
Decreases to gain:
Fair value of Series A and B Preferred stock issues in exchange	2,445
Gain on Troubled Debt Restructuring	$3,360

On both a basic and diluted income per share basis the $3.4 million gain was $0.12 per share for the twelve months ended December 31, 2008.

Senior Convertible Secured August Bridge Notes

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement (August Bridge Notes or Bridge Notes), dated as of July 31, 2007, amended most recently on March 24, 2008. The August Bridge Notes were originally convertible into the units described below. We received $3,250,000 from the Bridge Note offering and issued an option to an investor/financial advisor to invest $750,000, at the same terms and conditions as the Bridge Notes. The August Bridge Notes originally matured on December 31, 2007; however, the maturity date of these notes was extended to December 31, 2008 and the option to invest expired on December 31, 2008.

The August Bridge Notes were due December 31, 2008, and bore 8% per annum interest and were convertible into purchase units that are made up of a combination of shares of our common stock, convertible debt and warrants. The note holders had a right to convert their notes plus accrued interest anytime before December 31, 2008 into purchase units. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $1.27 per share. For accounting purposes, the embedded conversion feature was determined to meet the definition of a derivative and was recorded as liability. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares the instrument could be convertible into was not fixed. Accordingly, the embedded conversion feature was bifurcated from the debt host instrument and treated as a liability, with the offset to debt discount. The related warrants were also recorded as a liability for the same reason.

The fair value of the embedded conversion feature related to the Bridge Notes was calculated at September 26, 2007 using the Black-Scholes option pricing model and amounted to $3.3 million. The assumptions used when calculating the fair value of the embedded conversion feature related to the Bridge Notes were a term of 0.76 years, volatility of 99% and a risk-free interest rate of 4.16%. The $3.3 million fair value was recorded as “Embedded derivatives of convertible debt” and a debt discount. The remaining debt discount balance is allocated to interest expense based on the effective interest rate method, with an effective interest rate of 393%, over the remaining term of the notes. At December 31, 2007, the fair value of the liability related to the conversion feature was revalued using the Black-Scholes option pricing model and totaled $2.1 million and was less than the amount of recorded debt, which resulted in a benefit for the year ended December 31, 2007of $1.2 million. The assumptions used when calculating the fair value of the embedded conversion feature related to the Bridge Notes were a term of 0.76 years, volatility of 99% and a risk-free interest rate of 4.16%. The value of the embedded conversion feature is revalued at each period-end and the liability is adjusted with the offset recorded as “Non-cash financial items.”

On December 31, 2008, all of the Bridge Notes plus accrued interest were converted into 123,641 shares of our Series A Preferred stock. Please see above section, Troubled Debt Restructuring, under the Conversion of Senior Convertible Notes to Series A Preferred Stock for accounting treatment.

August Bridge Notes Extension Warrants

On September 26, 2007, the August Bridge Note holders that had not converted their debt were given three year warrants to purchase up to 219,074 shares (1st Extension Warrants) of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. The fair value of the warrants issued to the holders of the remaining Bridge Notes was calculated at September 26, 2007 as $706,000 using the Black-Scholes option pricing model. The assumptions used for calculating the fair value of the 1st Extension Warrants were a term of 3 years, volatility of 116% and a risk-free interest rate of 4.16%. The 1st Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The fair value of the warrants was recorded as a debt issuance cost and is allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of the 1st Extension Warrants, the modifications were significant enough to trigger debt extinguishment accounting resulting in a debt extinguishment charge for the year ended December 31, 2007 amounting to $442,000. The liability for the 1st Extension Warrants issued to the August Bridge Note holders is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items.”

On December 31, 2008, all of the 1st Extension Warrants related to the Bridge Notes were exchanged into 1,659 shares of our Series B Preferred stock.

•
At December 31, 2008, we compared the fair value of the Series B Preferred stock issued upon conversion of the outstanding 219,074 1st Extension Warrants related to the Bridge Notes. The carrying value of the warrants was calculated using the Black-Scholes option pricing model. The resulting gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

•
At December 31, 2007, the liability related to the 1st Extension Warrants amounted to $608,000. The assumptions used when calculating the fair value of the 1st Extension Warrants at December 31, 2007 were a term of 2.76 years, volatility of 116% and a risk-free interest rate of 4.16%.

On May 21, 2008, the August Bridge Note holders that had not converted their debt were given additional three year warrants (2nd Extension Warrants) to purchase up to 510,294 shares of our common stock at a price of $1.45 per share in exchange for an agreement to extend the term of their notes from June 30, 2008 until December 31, 2008. The 2nd Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The liability for the 2nd Extension Warrants issued to the August Bridge Note holders is revalued at the end of each reporting period using the Black-Scholes option pricing model and the change in the liability is recorded as “Non-cash financing items.” The assumptions used when calculating the fair value of the 2nd Extension Warrants were a term of 3 years, volatility of 125.57% and a risk-free interest rate of 2.68%.

On December 31, 2008, all of the 2nd Extension Warrants related to the Bridge Notes were exchanged for 3,864 shares of our Series B Preferred stock.

•
At December 31, 2008, we calculated the fair value of the Series B Preferred stock issued upon conversion of the outstanding 510,294 2nd Extension Warrants related to the Bridge Notes. The carrying value of the warrants was calculated using the Black-Scholes option pricing model. The resulting gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

Option to Invest in Bridge Notes

In conjunction with the issuance of the August Bridge Notes, we issued and investor an option to invest up to $750,000 under the same terms and conditions as the August Bridge Notes. The initial fair value of the option to purchase $750,000 of the August Bridge Notes amounted to $716,000 based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the original option to invest were a term of 0.39 years, volatility of 99% and interest rate of 4.16%. The initial fair value of the option to invest was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as other current liability. The liability for the option to purchase additional August Bridge Notes is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items relating to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

•
At December 31, 2007, the liability related to the fair value of the option warrants amounted to $474,000. The assumptions used when calculating the fair value of the warrants at December 31, 2007 were a term of 0.39 years, volatility of 33% and a risk-free interest rate of 4.16%.

•
The fair value of the option to purchase $750,000 of the August Bridge Notes originally issued on August 8, 2007 and due to expire on December 31, 2007 was extended until March 15, 2008 on December 31, 2007 and revalued based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the extended option to invest were a term of 0.21 years, volatility of 99% and interest rate of 3.36%. The fair value of the extension totaled $475,000 and was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the 12 month remaining term of the August Bridge Notes with the offset recorded as other current liability.

•
The fair value of the option to purchase $750,000 of the August Bridge Notes originally issued on August 8, 2007 and extended until March 15, 2008 was extended until June 30, 3008 on March 15, 2008 and revalued based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the extended option to invest were a term of 0.25 years, volatility of 79% and interest rate of 1.38%. The fair value of the extension totaled $823,000 and was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine months remaining term of the August Bridge Notes with the offset recorded as other current liability.

On April 17, 2008, the option holder exercised $375,000 of the original $750,000 option amount and was issued a note, at the same terms and conditions as the August Bridge Notes. The option to invest the $375,000 unexercised portion was extended until December 31, 2008 in conjunction with the May 2008 financing. The fair value of the unexercised option to purchase $375,000 of the August Bridge Notes was revalued based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the extended option to invest were a term of 0.5 years, volatility of 107% and interest rate of 1.23%. The fair value of the extension totaled $324,000 and was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the six months remaining term of the August Bridge Notes with the offset recorded as other current liability. The exercise of $375,000 of the original $750,000 option reduced the liability for the option by $314,000.

On May 21, 2008, as part of the May 21, 2008 warrant repricing financing transaction described below, the $375,000 of Bridge Note debt was cancelled and was converted into 295,275 shares common stock and 590,550 warrants at an exercise price of $1.45 per share.

On December 31, 2008, all of the 590,550 5-year warrants were exchanged for 4,471 shares of our Series B Preferred stock. The option to invest the remaining unexercised $375,000 of the original $750,000 option to invest terminated on December 31, 2008 without the option holder exercising the option.

•
At December 31, 2008, we calculated the fair value of the Series B Preferred stock issued upon conversion of the outstanding 590,550 Warrants. The carrying value of the warrants was calculated using the Black-Scholes option pricing model. The resulting gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

Senior Convertible Secured Notes September 26, 2007 Financing

On September 26, 2007, we sold $5.7 million of securities in a private placement, comprised of $2.9 million of three-year promissory notes bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 952,499 shares of our common stock, and 5 year warrants to purchase 1,326,837 shares of our common stock at a price of $3.92 per share.

In addition, on September 26, 2007, certain holders of the August Bridge Notes converted an aggregate of $454,900 of debt and accrued interest into units offered in the September 26, 2007 financing. The debt holders of the August Bridge Notes that were converted received (i) $227,450 three-year promissory notes bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, (ii) 75,817 shares of our common stock, and (iii) 5-year warrants to purchase 105,612 shares of our common stock at a price of $3.92 per share. The fair value of the 5-year warrants totaled $340,000 and was calculated using the Black-Scholes option pricing model.

The total issuance of securities and debt on September 26, 2007 to investors and Bridge Note holders who converted was (i) $3.1 million of three-year promissory notes bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, (ii) 1,028,316 shares of our common stock, and (iii) 5-year warrants to purchase 1,432,449 shares of our common stock at a price of $3.92 per share.

The embedded conversion feature of the convertible debt issued on September 26, 2007 met the definition of a derivative financial instrument and is classified as a liability in accordance with SFAS 133 and EITF 00-19. The note holder has the right to convert the debt and accrued interest and the interest rate is calculated at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares of our common stock that the convertible note can be convertible into is not fixed. Accordingly, the embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash financial items.” The fair value of the conversion feature related to the September 26, 2007 convertible notes totaled $1.4 million at September 26, 2007 and was recorded as a debt discount. On the issuance date, we allocated the proceeds first to the warrants based on their fair value with the remaining balance allocated between debt, $771,000, and equity, $669,000, based on their relative fair values.

For the year ended December 31, 2008, $1.1 million of the debt discount is included in Gain on troubled debt restructuring and $12,000 is included in interest expense in the Consolidated Statements of Operations.

On December 31, 2008, $3.1 million of the Senior Secured Convertible Notes plus accrued interest were converted into 120,624 shares of our Series A Preferred stock. After conversion, $139,000 of the Senior Secured convertible Notes due August 31, 2010 remains outstanding. Please see above section, Troubled Debt Restructuring, under the Conversion of Senior Convertible Notes to Series A Preferred Stock for accounting treatment.

•
At December 31, 2007, the liability related to the embedded conversion feature of the convertible debt amounted $1.4 million. The liability related to the embedded conversion feature was $0 at December 31, 2008 because the right of the Company to repurchase the notes expired September 25, 2008 and as such the embedded conversion feature was no longer applicable.

The warrants issued in conjunction with the September 26, 2007 financing met the definition of a liability pursuant to the provisions of EITF No. 00-19. The fair value of the warrants issued in conjunction with issuance of shares of our common stock and convertible debt totaled $4.3 million on its issuance date and was recorded as a liability. The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model using a term of 5 years, volatility of 116% and a risk-free interest rate of 4.2%.

All of the warrants, except for warrants to purchase 5,804 shares of our common stock, related to the Senior Convertible Secured Notes from September 2007 were exchanged for 8,994 shares of our Series B Preferred stock at December 31, 2008.

At December 31, 2008, The remaining outstanding 5,804 warrants no longer met the classification of liabilities in accordance with EITF 00-19 since the anti-dilution feature related to September 26, 2007 financing expired when the value of outstanding notes payable dropped below $2,000,000. The fair value of the warrants was measured at year end and the change in the fair value is included in the Consolidated Statements of Operations in the Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants The fair value of $174,000 is included in equity as of December 31, 2008.

As part of the September 26, 2007 Private Placement, we issued 142.875 unit purchase warrants to Empire Asset Management Company (Empire) for financial advisory services provided in connection with the placement. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a five-year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance, the fair value of the unit purchase warrants issued to Empire totaled $614,000 and was included in the issuance costs related to the September financing. The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 99% and a risk-free interest rate of 4.2%. The liability for the option to purchase additional units is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items”.

On December 31, 2008, all of the Unit Purchase Warrants related to the Senior Convertible Secured Notes were exchanged for 5,990 shares at no exercise price of our Series B Preferred stock. Please see above section, Troubled Debt Restructuring, under the Conversion of Warrants to Series B Preferred Stock for accounting treatment.

•
At December 31, 2008, the liability related to the Unit Purchase Warrants amounted to $0 resulting in a $509,000 decrease for the year ended December 31, 2008 compared to the fair value of these unit purchase warrants of $509,000 at December 31, 2007. The $509,000 gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

May 21, 2008 Warrant Repricing

On May 21, 2008, we offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis and to receive two new five year common stock purchase warrants with an exercise price of $1.45 for each outstanding warrant exercised. In all, 8,009,586 new warrants were issued, including 590,550 to the option holder who converted the $375,000 of debt. The warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. The fair value of the warrants totaled $13.8 million. The assumptions used for the calculation of the fair value were a term of 5 years, volatility of 110.28% and interest rate of 3.09%.

On December 31, 2008, 6,618,889 of the warrants were exchanged for 50,117 shares of our Series B Preferred stock. Please see above section, Troubled Debt Restructuring, under the Conversion of Warrants to Series B Preferred Stock for accounting treatment. 1,476,068 of the warrants issued related to the Warrant Repricing remain outstanding after the December 31, 2008 restructuring and warrant conversion.

•
At December 31, 2008, the remaining 1,476,068 outstanding warrants no longer meet the classification of liabilities in accordance with EITF 00-19 and, as such, these warrants previously recorded as a liability on the consolidated balance sheet was reclassified to equity using the $44,000 fair value on December 31, 2008. The assumptions used when calculating the fair value of the warrants at December 31, 2008 were a term of 4.3 years, volatility of 143.1% and a risk-free interest rate of 1.46%.

Anti-Dilution Feature and Price Protection

The September 26, 2007 financing agreement contained anti-dilution features for each of the common stock, convertible debt and the warrants whereby these instruments are protected separately for 18 months or until the outstanding debt is less than $2.0 million against future private placements made at lower share prices. September 2007 common stock investors would receive additional shares if there are future issuances of common stock with a lower price. September 2007 convertible debt and warrant holder investors would receive an adjustment to the conversion price or exercise price, respectively. Accordingly, there are no longer anti-dilution features in such common stock, convertible debt and warrants since December 31, 2008, when the outstanding debt was reduced to $139,000. The 2,124,403 remaining outstanding warrants contain price protection whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issued warrants at a lower exercise price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price. The warrant holders would not be entitled to additional shares of common stock, only the reduction in the exercise price.

Common Stock

On March 4, 2008, we issued 1,800,000 shares of common stock to investors of a private placement at a price of $2.50 per share. The issuance of these shares triggered the anti-dilution feature related to common stock issued in the September 26, 2007 financing transaction. As a result we were required to issue an additional 207,492 shares of our common stock to investors in the September 26, 2007 financing. On December 31, 2008, as part of the refinancing and capital raising transactions, we issued 4,421,072 shares of our common stock to investors in the September 26, 2007 financing to satisfy the anti-dilution features contained in the financing agreement. Because we reduced the outstanding debt to less than $2.0 million, the anti-dilution features contained in the financing agreement are no longer outstanding as of December 31, 2008.

•	At December 31, 2008, the liability related to the common stock anti-dilution feature amounted to $0, resulting in a $1.4 million decrease since the initial valuation.

Warrants

As part of the May 21, 2008 financing transaction, we issued 400,480 warrants at a price of $1.27 per share and an additional 800,959 warrants at a price of $1.45 per share to Empire for financial advisory services provided in connection with the transaction. At the date of issuance, the fair value of the warrants issued to Empire totaled $2.0 million and was included in the issuance costs related to the May 21, 2008 financing transaction. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 110.28% and a risk-free interest rate of 3.09%. (see Note 14 Stockholders’ Equity)

On December 31, 2008, 559,228 of the warrants were exchanged for 4,234 shares of our Series B preferred stock. At December 31, 2008, 161,074 of the $1.27 warrants and 481,457 of the $1.45 Warrants remain outstanding after restructuring.

•
At December 31, 2008, the remaining 642,531 outstanding warrants no longer meet the classification of liabilities in accordance with EITF 00-19 and, as such, the warrants previously recorded as a liability on the consolidated balance sheet was reclassified to equity using the fair value of the warrants on December 31, 2008. The assumptions used when calculating the fair value of the warrants at December 31, 2008 were a term of 4.3 years, volatility of 143.1% and a risk-free interest rate of 1.46%.

Derivatives

As discussed above, the senior secured, bridge and promissory notes issued above contain embedded conversion features. The conversion features are considered embedded derivatives and are included in “Embedded derivative of convertible debt.” At the time of issuance of the senior secured notes, the fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes using the effective interest rate method. Changes in the fair value of the conversion feature are recorded in “Non-cash charges for conversion features and warrants.” During the years ended December 31, 2008 and 2007, we recorded charges of $12,000 and $441,000 of interest expense associated with the amortization of the debt discounts along with a (benefit)/charge of $(2.6) million and $33.6 million associated with the changes in the fair value of embedded conversion features recorded as liabilities, respectively. As of December 31, 2008, we no longer have any embedded conversion features that are accounted for as a derivative, since the anti-dilution feature described above no longer applies.

Loan Agreement with Almi Företagspartner

On April 6, 2005, Neonode AB entered into a loan agreement with Almi Företagspartner (“Almi”) in the amount of SEK 2,000,000, with 72,000 warrants to purchase Neonode Inc. shares. The loan had an expected credit period of 48 months with an annualized interest rate of 2%. We were not required to make any repayments of principal for the first nine months. Quarterly repayments of principal thereafter amounted to SEK 154,000. We had the right to redeem the loan at any time prior to expiration subject to a prepayment penalty of 1%, on an annualized basis, of the outstanding principal amount over the remaining term of the loan. A floating charge (chattel mortgage) of SEK 2,000,000, was pledged as security. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and the note with Almi is no longer an obligation of the Company after that date. The Almi note was written off when Neonode AB filed for bankruptcy on December 9, 2008 and is included in the gain on debt forgiveness of Neonode AB on the Consolidated Statements of Operations for the year ended December 31, 2008.

The warrants had a term of five years with a strike price of $10.00. The warrants were callable by us for $0.10 should the price of our common stock trade over $12.50 on a public exchange for 20 consecutive days. The warrants were analyzed under EITF 00-19, and were determined to be equity instruments. In accordance with Accounting Principles Board Opinion No. (APB) 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, because the warrants are equity instruments, we have allocated the proceeds of the second Almi loan between the debt and detachable warrants based on the relative fair values of the debt security and the warrants themselves. To calculate the debt discount related to the warrants, the fair market value of the warrants was calculated using the Black-Scholes options pricing model. The assumptions used for the Almi loan debt discount were a term of five years, volatility of 30% and a risk-free interest rate of 4.50%.The aggregate debt discount amounted to $42,000 and i amortized over the expected term of the loan agreement.

On December 31, 2008, Almi exchanged all 72,000 warrants for 545 shares of our Series B Preferred stock.

13.   Fair Value Measurement of Assets and Liabilities

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective for us on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not mandate any new fair-value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements. Implementation of this standard did not have a material effect on our results of operations or consolidated financial position.

 In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions  (FSP 157-1), which became effective for the company on January 1, 2008. This FSP excludes FSAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of FAS 157.

 Also in February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed our application of SFAS 157 for certain nonfinancial assets and liabilities until January 1, 2009. In this regard, the major categories of assets and liabilities for which we will not apply the provisions of FAS 157 until January 1, 2009, are long-lived assets that are measured at fair value upon impairment and liabilities for asset retirement obligations.

 Our implementation of SFAS 157 for financial assets and liabilities on January 1, 2008, had no effect on our existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs we use to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. We had no level 1 assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. We had no level 1 assets or liabilities.

Level 3: Unobservable inputs. We valued our Series A and Series B Preferred stock that both were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs).

The following table shows the classification of our liabilities at December 31, 2008 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2007:

 As discussed in note 12.   Convertible Debt and Notes Payable, the value of the Series A preferred stock was based upon a negotiated price to raise cash, which was $10.00 per share, where 51% of the investors were new investors.

	December 31, 2008	Decrease	Increase	December 31, 2007

Series A Preferred stock	$3,531	$-	$3,531	$-
Series B Preferred stock	2	-	2	-
Total Liabilities at Fair Value	$3,533	$-	$3,533	$-

14.   Stockholders’ Equity

Common Stock:

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

On September 4, 2008, we issued 107,638 shares of our common stock to one of our Swedish employees in settlement of a severance payment dispute totaling $20,400.

On November 17, 2008, we issued 549,808 shares of our common stock to our US based employees upon their termination from employment for payment of their accrued vacation liability totaling $35,700.

On December 31, 2008, we issued 4,421,072 shares of our common stock to investors who participated in the September 26, 2007 private placement pursuant to anti-dilution provisions contained in the September 26, 2007 Private Placement Subscription Agreement.

Series A Preferred Stock:

On December 31, 2008 we issued 855,522.98 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock. Our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock at a special meeting of our shareholders held on March 31, 2009. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

 On December 31, 2008, we issued the following Series A Preferred Stock:

•	112,290.40 shares to investors in a private placement who invested $1,121,904.
•	244,265.56 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest.
•	495,000 shares to acquire Cypressen.
•	4,067.02 shares for brokerage services in regards to the refinancing and capital raising transactions.

Series B Preferred Stock:

On December 31, 2008, we issued 92,795.94 shares of Series B Preferred Stock to warrant holders to convert their warrants to equity. At the date of issuance, these warrants had a conversion rate of one share of common stock for each share of Series B Preferred Stock. Our shareholders approved a resolution to increase the conversion ratio to 132.07 shares of common stock for each share of Series B Preferred stock at a special meeting of our shareholders held on March 31, 2009. Upon conversion, the shares of Series B Preferred Stock will convert into 12,255,560 shares of our common stock.

On December 31, 2008, after the refinancing and capital raising transactions, we have 35,058,011 shares of common stock, 855,522.98 shares of Series A Preferred stock, 92,795.94 shares of Series B Preferred stock, 2,124,403 million warrants to purchase our common stock and 1,322,978 employee stock options outstanding. Upon shareholder approval, all the outstanding Series A and B Preferred Stock will be converted to 423,445,570 shares of common stock.

15.   Stock-Based Compensation

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

Stock Options

As of December 31, 2008, we had four equity incentive plans:
•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of December 31, 2008:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2008:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	46,000	—	46,000
1998 Plan	66,395	—	29,900
Neonode Plan	880,330	—	880,330
2006 Plan	287,753	94,801	71,247
Director Plan	42,500	—	15,500

Total	1,322,978	94,801	1,042,977

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/08	Weighted Average Exercise Price

$ 0.00 - $ 1.00	40.000	6.42	$0.60	—	$—
$ 1.01 - $ 2.00	353,190	3.04	$1.42	353,190	$1.42
$ 2.01 - $ 3.00	560,140	0.22	$2.14	560,140	$2.14
$ 3.01 - $ 4.00	122,000	5.96	$3.46	2,000	$4.00
$ 4.01 - $ 5.00	211,248	4.96	$4.87	91,247	$4.82
$ 5.01 - $ 6.00	3,400	1.38	$5.30	3,400	$5.30
$ 6.01 - $ 27.50	33,000	2.73	$17.46	33,000	$17.46
	1,322,978	2.52	$2.85	1,042,977	$2.63

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Exercise Price
Outstanding at December 31, 2006	552,657	$1.80 - $91.88	$10.96

Granted	2,383,482	$1.42 - $8.49	$2.32
Cancelled or expired	(478,657)	$3.20 - $91.88	$11.04
Exercised	(22,750)	$1.80 - $2.33	$2.28
Outstanding at December 31, 2007	2,434,732	$1.42 - $27.50	$2.58

Granted	570,000	$0.60 - $3.45	$3.17
Cancelled or expired	(1,660,754)	$1.84 - $12.95	$2.58
Exercised	(21,000)	$1.84 - $1.84	$1.84
Outstanding at December 31, 2008	1,322,978	$0.60 - $27.50	$2.85

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

We granted options to purchase 570,000 shares of our common stock to employees or members of our Board of Directors during the year ended December 31, 2008. We granted options to purchase 2,383,482 shares of our common stock to employees or members of our Board of Directors during the year ended December 31, 2007. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

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

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2008	Remaining unamortized expense at December 31, 2008
Stock based compensation	$408	$1,163	$503

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 3 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the year ended December 31	2008	2007
Expected life (in years)	2.67	4.27
Risk-free interest rate	2.86%	5.55%
Volatility	150.56%	114.27%
Dividend yield	0.00%	0.00%

The weighted average grant-date fair value of options granted during the fiscal years ended December 31, 2008 and 2007 was $3.17 and $1.54, respectively. The total intrinsic value of options exercised during the fiscal years ended December 31, 2008 and 2007 was $1,272 and $42,766, respectively.

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

16.   Warranty Obligations and Other Guarantees

The following is a summary of our agreements that we have determined are within the scope of FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.

Our mobile phone products were generally warranted against defects for 12 months following the sale. We had a 12 month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer are provided at the time of revenue recognition and are based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges are expensed as incurred. We accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. Our estimate of costs to service our warranty obligations is based on our expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and we have no further obligations related to product warranties effective with the bankruptcy filing.

The following table sets forth an analysis of our warranty reserve (in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007
Warranty reserve at beginning of period	$95	$–
Less: Cost to service warranty obligations	—	–
Obligation of Neonode AB	(95)	—
Plus: Increases to reserves	–	95
Total warranty reserve included in other accrued expenses	$—	$95

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2008 and 2007, respectively.

 We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008 and 2007, respectively.

On September 4, 2008, we received a summons to appear in the United States District Court for the Southern District of New York because one of our investors in previous private placements transactions, Alpha Capital Anstalt (Alpha) alleged that we failed to issue certain stock certificates pursuant to the terms and conditions of the September 2007 investment subscription agreements. Alpha was asking the court to award them $734,650 in damages plus attorneys fees. Although we believed the claim had no merit, we signed a definitive settlement agreement on January 21, 2009 and issued Alpha 1,096,997 shares of our common stock as settlement in full. On February 13, 2009 a notice was sent to the Court by Alpha’s legal counsel requesting dismissal of the action.

On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s Directors and Officer (D&O) insurance provider has extended coverage and will provide us with legal representation. Our D&O insurance policy has a $150,000 retention provision and we accrued a legal expense and accounts payable totaling $150,000 at December 31, 2008 related to the potential payment of the retention under our D&O insurance policy.

On March 24, 2009, the Company as informed that a complaint had been filed against the Company by an investor, Mr. David Berman, who invested $600,000.00 in the Company on March 4, 2008 and May 16, 2008. The Company was informed that Mr. Berman invested in the Company through Empire. To date the Company has not received a copy of the complaint, but the Company believes that the action has no merit and intends to defend vigorously against the action.

We are the secondary guarantor on the sublease of our previous headquarters until March 2010. We believe we will have no liabilities on this guarantee and have not recorded a liability at December 31, 2008.

17.   Income Taxes

Loss before income taxes was distributed geographically as follows (in thousands):

	Twelve Months Ended Dec. 31,	Twelve Months Ended Dec. 31,
	2008	2007
Domestic	$1,976	$(39,608)
Foreign	(7,910)	(8,833)

Total	$(5,934)	$(48,441)

We had no provision (benefit) for income taxes for the year ended December 31, 2008 and 2007.

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Twelve Months Ended Dec. 31,		Twelve Months Ended Dec. 31,
	2008		2007
Amount at standard tax rates	(34	) %	(35	) %
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	—		30%
Increase in valuation allowance for deferred tax asset	—		5%
Other permanent differences due to Neonode AB bankruptcy	34%		—

Effective tax rate	0%		0%

Significant components of the deferred tax balances are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$—	$5,703
Amortization	—	1,305
Other	305	210

Total deferred tax assets	$305	$7,218

Valuation allowance	(305)	(7,218)

Total net deferred tax assets	$—	$—

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc, and its subsidiary Cypressen, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses and due to the competitive character of the hand-held media device/mobile telephone market. The main components of our deferred tax benefits at December 31, 2007 are the accumulated net operating loss carry-forwards, which are almost entirely related to the operations of Neonode AB in Sweden. The main components of our deferred tax benefits at December 31, 2008 are related to accrued employee benefits and stock compensation. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and effective with the filing we are no longer responsible for the liabilities and no longer have any ownership interest in the assets of Neonode AB, including any tax net operating loss carryforwards. On December 31, 2008, effective with our corporate reorganization, we no longer have any tax operating loss carryforwards.

Effective January 1, 2007, we adopted the provisions of FIN 48 which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the unrecognized tax benefits for the year ended December 31, 2008 is as follows:

Balance at January 1, 2008	$0
Additions for tax positions of prior years	—
Reductions for tax position of prior years	—
Additions based on tax positions related to the current year	—
Decreases - Settlements	—
Reductions - Settlements	—
Balance at December 31, 2008	$0

We adopted a policy to classify accrued interest and penalties as part of the accrued FIN 48 liability in the provision for income taxes. For the year ended December 31, 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, we had no accrued interest and penalties related to uncertain tax matters.

By the end of 2008, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

We file income tax returns in the U.S. federal jurisdiction, California and Sweden. The 1995 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under federal, state or foreign income tax examination.

18.   Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. Contributions relating to these defined contribution plans for the years ended December 31, 2008 and 2007 were $363,000 and $237,000 respectively. A part of the restructuring, we no longer participate in any pension plans for our employees in Sweden.

19.   Commitments and Contingencies

On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s Directors and Officer (D&O) insurance provider has extended coverage and will provide us with legal representation. Our D&O insurance policy has a $150,000 retention provision and we accrued a legal expense and accounts payable totaling $150,000 at December 31, 2008 related to the potential payment of the retention under our D&O insurance policy.

On March 24, 2009, the Company as informed that a complaint had been filed against the Company by an investor, Mr. David Berman, who invested $600,000.00 in the Company on March 4, 2008 and May 16, 2008. The Company was informed that Mr. Berman invested in the Company through Empire. To date the Company has not received a copy of the complaint, but the Company believes that the action has no merit and intends to defend vigorously against the action.

Operating Leases

On January 12, 2009, our subsidiary, Cypressen entered into a 12 month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $5,000 per month. The annual payment for this space equates to approximately $60,000.

The future minimum lease payments under this non-cancellable operating lease are as follows as of December 31, 2008 (in thousands):

Future minimum payments on operating leases
Year Ending December 31,
2009	$60

Total rent expense under the leases for office space located in Sweden and the US under leases that have been cancelled was $378,000and $343,000 for the years ended December 31, 2008 and 2007, respectively.

20.   Concentration of Credit and Business Risks

Our trade accounts receivable for Neonode AB as of December 31, 2007 are concentrated among a small number of customers, principally located in Europe and India. Two customers accounted for 68% of our outstanding accounts receivable at December 31, 2007.

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

21.   Net Loss Per Share

Basic net loss per common share for the year ended December 31, 2008 and 2007 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Common stock equivalents of approximately 26,133and 404,000 stock options and 2.1 million and 7.7 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the year ended December 31, 2008 and 2007, respectively, due to their anti-dilutive effect.

	Year ended
(in thousands, except per share amounts)	December 31,
	2008	2007
BASIC AND DILUTED
Weighted average number of
common shares outstanding (a)	28,164	15,400
Number of shares for computation of
net loss per share	28,164	15,400

Net loss	$(5,934)	$(48,441)

Net loss per share basic and diluted	$(0.21)	$(3.15)

(a)	In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

22.   Segment Information

We have one reportable segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Prior to December 9, 2008, the date Neonode AB filed for bankruptcy, we operated in one industry segment: the development of intellectual property related to optical infrared touchscreen and the sale of associated products and licenses that encompass this technology. In December 2008, prior to our subsidiary, Neonode AB, filing for bankruptcy we transferred the patents, copyrights and all technology intellectual property to Neonode Inc pursuant to an intercompany debt pledge agreement and continue to develop and license our touchscreen technology. We have carried out substantially all of our operations through our subsidiary Neonode AB located in Sweden, although we did carry out some development activities together with our manufacturing partner in Malaysia. The majority of the sales of our mobile phones were concentrated in Europe.

In addition to phone sales, revenues included license revenue from an Asian manufacturer amounting to $463,000 for 2007.

23.   Related Party Transactions

Refinancing and Capital Raising Transactions

Per Bystedt, our Chairman of the Board and Chief Executive Officer is personally involved in our refinancing and capital raising activities. Mr. Bystedt, the beneficial holder of approximately 8.42% of the Company’s outstanding shares of stock as of January 31, 2009, is the beneficial owner of Iwo Jima SARL. Iwo Jima SARL entered into a Subscription Agreement on December 30, 2008 and invested $100,000 in the Company in exchange for the issuance of 10,000 shares of Series A Preferred Stock, and is one of the three Cypressen Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL also surrendered warrants in exchange for the issuance of Series B Preferred Stock. Iwo Jima SARL holds 161,788.17 shares of Series A Preferred Stock and 7,210.96 shares of Series B Preferred Stock. Mr. Bystedt holds 84,149 employee stock options to purchase our common stock. Assuming the conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Bystedt will beneficially own approximately 17.41% of our outstanding common stock.

Mr. Magnus Goertz, the beneficial holder of approximately 5.15% of the Company’s outstanding shares of stock as of January 31, 2009, is the beneficial owner of Athemis Ltd., which company is one of the three Cypressen Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Athemis Ltd. holds 151,788.17 shares of Series A Preferred Stock. . Mr. Goertz holds 132,446 employee stock options to purchase our common stock. Assuming conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Goertz will beneficially own approximately 15.93% of our outstanding common stock.

Mr. Thomas Eriksson, the beneficial holder of approximately 3.14% of the Company’s outstanding shares of stock as of January 31, 2009, is the beneficial owner of Wirelesstoys AB, which company is one of the three Cypressen Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Wirelesstoys AB holds 151,788.17 shares of Series A Preferred Stock. . Mr. Eriksson holds 97,127 employee stock options to purchase our common stock Assuming conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Eriksson will beneficially own approximately 15.76% of our outstanding common stock.

Mr. David W. Brunton, our Chief Financial Officer, purchased 4,854.74 shares of Series A Preferred Stock from each of the Cypressen Stockholders (Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd.) for a total purchase of 14,564.22 shares of Series A Preferred Stock. As of January 31, 2009, Mr. Brunton holds approximately 1.1% of the Company’s outstanding shares of stock. Mr. Brunton holds 245,000 employee stock options to purchase our common stock. Assuming the conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Brunton will beneficially own approximately 1.58% of our outstanding common stock.

Ms. Susan Major, a member of our Board of Directors, and the beneficial holder of 0.84% of the Company’s outstanding shares of stock as of January 31, 2009, was the beneficial owner of warrants that were converted into 149.14 shares of Preferred B Stock. . Ms. Major holds 216,595 employee stock options to purchase our common stock Assuming conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Ms. Major will beneficially own approximately 0.08% of our outstanding common stock.

24.   Subsequent Events

On January 21, 2009, we signed a definitive settlement agreement and issued Alpha Capital Anstalt (Alpha) 1,096,997 shares of our common stock as settlement in full of the lawsuit Alpha filed against us on September 4, 2008. On February 13, 2009 a notice was sent to the Court by Alpha’s legal counsel requesting dismissal of the action. On December 31, 2008, we accrued $55,000 as legal expense which is the fair market value of the shares of common stock issued to Alpha as settlement of the lawsuit.

In January and February 2009 we received the cash proceeds related to the December 2008 private placement offering of $1.1 million of our Preferred stock.

In January 2009, we converted approximately $53,000 of our outstanding accounts payable at December 31, 2008 to approximately 763,000 shares of our common stock.

On March 31, 2009, our shareholders approved proposals to amend our Certificate of Incorporation

•	to effect an increase in the number of authorized shares of our stock from 77,000,000 to 700,000,000 and an increase in the number of shares of our common stock from 75,000,000 to 698,000,000;

•
to increase the conversion rate of the Series A Preferred Stock such that each share of Series A Preferred Stock, which has been convertible into 1 share of common stock, is now convertible into 480.63 shares of common stock,and;

•
to increase the conversion rate of the Series B Preferred Stock such that each share of Series B Preferred Stock, which had been convertible into 1 share of common stock, is now convertible into 132.07 shares of common stock.

The above increases in the conversion rate of the Series A and B Preferred Stock will give such holders a beneficial conversion feature, and we will account for the increase in conversion rate at that time. Such increase in the conversion rate is not yet reflected in these consolidated financial statements as of December 31, 2008.

Neonode Inc.
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2008 and 2007
(amounts in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions		Balance
	Beginning	charged to costs		End of
Description	of Period	and expenses	Deductions	Period

Year ended December 31, 2008

Allowance for Warranty Reserve	$95	$-	$(95)	$-
Allowance for Doubtful accounts	$4,264	$-	$(4,264)	$-

Year ended December 31, 2007

Allowance for Warranty Reserve	$-	$95	$-	$95
Allowance for Doubtful accounts	$-	$4,264	$-	$4,264

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

I TEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the audit of our consolidated financial statements for the year ended December 31, 2008, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) that resulted in accounting adjustments during our year-end audit. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of December 31, 2008 due to a material weakness that existed in our internal controls relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 31, 2008, the following material weakness existed as of that date:

The Company’s controls over accounting for certain financing transactions did not operate effectively as of December 31, 2008. In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) that resulted in accounting adjustments during our year-end audit.

This annual report is not required to include a report of the Company’s independent registered public accounting firm due to temporary rules of the Commission that would permit us to provide only management’s assessment in this annual report.

This annual report is not required to include a report of the Company’s independent registered public accounting firm due to temporary rules of the Commission that would permit us to provide only management’s assessment in this annual report.

As discussed elsewhere in this report, the bankruptcy on December 9, 2008 of our previous operating subsidiary Neonode AB and the recent acquisition of Cypressen on December 30, 2008 represented a significant change in our business and financial operations. Having occurred in the final quarter of the fiscal year, the bankruptcy and acquisition left management with insufficient time to finalize integration and consolidate operations to fully assess the effectiveness of internal control over financial reporting.

As we move towards complete integration and consolidation of business and financial operations of Cypressen and Neonode, we expect to take steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

•
adding personnel to our financial department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to revenue recognition;

•	exploring the suitability of further upgrades to our accounting system to complement the new management reporting system software described above; and
•
engaging a qualified consultant in 2009 to perform an assessment of the effectiveness of our internal control over financial reporting and assist us in implementing appropriate internal controls on weaknesses determined, if any,documenting, and then testing the effectiveness of those controls.

ITEM 9B.	OTHER INFORMATION

  None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the Directors and executive officers of our company. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

NAME	AGE	POSITION

Per Bystedt	44	Chairman of the Board of Directors and Chief Executive Officer

John Reardon	48	Director

Susan Major	57	Director

Kenneth Olson David W. Brunton	72 58	Director Vice President, Finance, Chief Financial Officer,Treasurer and Secretary

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

The Board presently has four members. The following is a brief biography of each director

Per Bystedt - Mr. Bystedt, age 44, has served as the Chairman of the Board of Directors and the Chief Executive Officer of the Company since May 2008 and served as the interim Chief Executive Officer of Old Neonode from October 2005 through July 2006. Since 1997, Mr. Bystedt has been the Chief Executive Officer of Spray AB, an internet investment company. From 1991 through 1997, Mr. Bystedt was a Senior Vice President of various television production and network companies including Trash Television, ZTV AB, TV3 Broadcasting Group Ltd and MTG AB. From 2000 through the present, Mr. Bystedt has served as a member of the board of directors of Axel Johnson AB. From 2000 to 2008, he was a member of the board of directors of Eniro AB and, from 2005 to 2008, was a member of the board of directors of Servera AB. From 2005 to 2008, Mr. Bystedt has been the chairman of the board of directors of AIK Fotboll AB from 2005 to the present. From 1997 through 2005 he served as a member of the board of directors of Ahlens AB, and from 1998 through 2000 he was the chairman of the board of directors of Razorfish, Inc. Mr. Bystedt holds an MBA degree from the Stockholm School of Economics.

John Reardon - Mr. Reardon, age 48, has served as a director of SBE, Inc. since February 2004 and of Old Neonode since February 2007. Mr. Reardon is the chairman of the Audit Committee and member of the Compensation and Nominating and Governance Committees of the Company. Mr. Reardon has served as President and member of the board of directors of The RTC Group, a technical publishing company since 1990. In 1994, Mr. Reardon founded a Dutch corporation, AEE, to expand the activities of The RTC Group into Europe. Mr. Reardon also serves on the board of directors of One Stop Systems, Inc., a computing systems and manufacturing company. Mr. Reardon holds a BA degree from National University.

Susan Major - Ms. Major, age 57, has served as a director of Neonode Inc. since 1997. She is the co-founder and since 2002 has been the Managing Partner of DavenportMajor Executive Search. Ms. Major is Chairman of the Compensation Committee and a member of the Audit and Nominating and Governance Committees. Her expertise working in the technology industry spans more than 18 years with global high growth companies coupled with 10 additional years of search experience, including C-level executive placements for public and emerging, pre-IPO corporations. Ms. Major specializes in the wireless, telecom, software and semiconductor sectors and serves Fortune 500 clients such as Motorola and Qualcomm. While at Motorola, Ms. Major introduced numerous technology products, including two-way radios, cellular handsets and a first generation PDA. While at Ameritech, Ms. Major led the marketing efforts that expanded their paging and wireless data services. In addition, Ms. Major has been awarded two patents in wireless messaging. Ms. Major holds a BA and a MBA degree from Northeastern University in Boston

Kenneth Olson - Mr. Olson, age 72, has served as a director of Neonode Inc. since June 2008. Mr. Olson is the chairman of the Nominating and Governance Committee and is a member of the Audit and Compensation Committees of the Company. Mr. Olson is an electrical engineer and holds an MBA from Pepperdine University.

Mr. Olson currently serves as a director on the following boards:
•
Digirad Corporation, (NASDAQ - DRAD), (solid-state radionuclide camera systems for detection of coronary artery disease; nuclear medicine imaging services); director since 4/96;, former Audit Committee chair, currently Governance Committee chair and Audit Committee member

•	Troxel Helmets (equestrian helmet design, marketing, and distribution); advisory director since 1996
•	Santrio, Inc. (Web-based systems software); director since 2005
•	EcoLayers, Inc. (environmental software), director and chairman since 2007

David W Brunton - Mr. Brunton joined SBE, the predecessor to Neonode Inc, in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. Mr. Brunton is a certified public accountant and holds a BA degree from California State University.

Independence of the Board of Directors
 A majority of the members of the board of a company listed on a national exchange must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities laws and regulations regarding the definition of “independent.”

Although the Company is not required to comply with these “independent” requirements, the Company has determined that its Board should continue to qualify as “independent.” Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all of the Company’s directors, other than Per Bystedt, are independent directors.

Meetings of the Board of Directors
The Board met four times during the Company’s 2008 fiscal year. Each then-serving director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively. In addition, the Company’s independent directors met in regularly scheduled executive sessions at which only independent directors are present.

All of the board members attended last year’s annual meeting, either in person or telephonically.

Board Committees

The Board has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. John Reardon, Kenneth Olson and Susan Major constitute the members of each committee. During the Company’s 2008 fiscal year, the Audit Committee met four times, the Compensation Committee met two times, and the Nominating and Governance Committee met two times. All then-serving directors attended at least 75% of the meetings of each committee.Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

Audit Committee.John Reardon is Chairman of the Audit Committee. The members of the Audit Committee are John Reardon, Susan Major and Kenneth Olson. The Audit Committee of the Board, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions, including the following:

•	evaluates the performance of and assesses the qualifications of the independent registered public accounting firm;
•	determines and approves the engagement of the independent registered public accounting firm;

•	determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm;
•	reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•	monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law;
•	confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting;
•
establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; and
•	discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements.
The Board has adopted a written Audit Committee Charter that is available on the Company’s website at http://www.neonode.com/Documents/investor/audit_committee_charter.pdf.

The Board annually reviews the SEC standards and definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent. The Company does not have an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission serving on the Audit Committee because the Board believes that the background and financial sophistication of its members are sufficient to fulfill the duties of the Audit Committee.

Compensation Committee.
Susan Major is Chairman of the Compensation Committee. The members of the Compensation Committee are John Reardon, Susan Major and Kenneth Olson. The Compensation Committee of the Board reviews and approves the overall compensation strategy and policies for the Company. The Compensation Committee duties include the following:

•	reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s executive officers and other senior management;
•	reviews and approves the compensation and other terms of employment of the Company’s Chief Executive Officer;
•	reviews and approves the compensation and other terms of employment of the other executive officers; and
•	administers and reviews the Company’s stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs.

The Committee has the authority to obtain advice or assistance from consultants, legal counsel, accounting or other advisors as appropriate to perform its duties, and to determine the terms, costs and fees for such engagements. All members of the Company’s Compensation Committee are independent. The Board has adopted a written Compensation Committee Charter that is available on the Company’s website at http://www.neonode.com/Documents/investor/compensation_committee_charter.pdf.

 The Compensation Committee conducts an annual performance and compensation review for each of our executive officers and determines salary adjustments and bonus and equity awards at one or more meetings generally held during the last quarter of the year. In addition, the Compensation Committee considers matters related to individual compensation, such as compensation for new executive hires, as well as various compensation policy issues throughout the year. For executives other than the Chief Executive Officer, the Compensation Committee receives and considers performance evaluations and compensation recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. The agenda for meetings of the Compensation Committee is usually determined by its Chairman with the assistance of the Company’s Chief Executive Officer and Chief Financial Officer. Compensation Committee meetings are regularly attended by the Chief Executive and Chief Financial Officer.

 The Committee approves routine on-hire option grants to employees of the Company, subject to specific limitations. For these grants, the exercise price must be equal to the closing price on the OTC BB of the Company’s Common Stock on the trading on the date of grant.

Nominating and Governance Committee.
Kenneth Olson is Chairman of the Nominating and Governance Committee. The members of the Nominating and Governance Committee are John Reardon, Susan Major and Kenneth Olson. The Nominating and Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company, consistent with criteria approved by the Board. The Nominating and Governance duties include the following:

•	reviewing and evaluating incumbent directors;
•	recommending candidates to the Board for election to the Board; and
•	making recommendations to the Board regarding the membership of the committees of the Board.
•

All members of the Nominating and Governance Committee are independent. The Board has adopted a written Nominating and Governance Committee Charter that is available on the Company’s website at http://www.neonode.com/Documents/investor/nominating_and_governance_committee_charter.pdf.

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Governance Committee reviews such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence.

In the case of new director candidates, the Nominating and Governance Committee also determines whether the nominee must be independent pursuant to applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. To date, the Nominating and Governance Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates. To date, the Nominating and Governance Committee has not received any director nominations from stockholders of the Company.

The Nominating and Governance Committee will consider director candidates recommended by stockholders. The Nominating and Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: Neonode Inc., Linnegatan 89 11523 Stockholm, Sweden, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Stockholder Communications with the Board of Directors

The Company adopted a policy for stockholder communications with the Board. Persons interested in communicating with any particular director, the independent directors or the Board as a whole may address correspondence to the intended recipient, in care of Neonode Inc. at Linnegatan 89, 11523 Stockholm, Sweden. If no particular director is named, letters will be forwarded, depending on the subject matter, to the respective Chair of the Audit, Compensation, or Nominating and Governance Committee.

Code of Ethics

The Company adopted the Neonode Inc. Code of Business Conduct that applies to all officers, directors and employees. All of the Company’s employees must carry out their duties in accordance with the policies set forth in the Code of Business Conduct and with applicable laws and regulations. The Code of Business Conduct contains a separate Code of Ethics that applies specifically to the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Code of Ethics is available on our website at http://www.neonode.com/Documents/investor/business_code_of_conduct.pdf. If the Company makes any substantive amendments to the Code of Business Conduct or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

ADDITIONAL INFORMATION - SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING
COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.
EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2008:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
						(b)		(a)	(c)
Per Bystedt Chief Executive Officer (f)	2008		$91,174		-		-	-		-		$91,174

Mikael Hagman, (d) (e) (g) President and Chief Executive Officer	2008 2007	$ $	96,147 190,167	$	- 73,680		- -	$ - 53,782	$	- 23,464	$ $	96,147 341,093

David W. Brunton, Chief Financial Officer	2008 2007	$ $	165,000 185,000	$	- 30,625	$ $	17,897 22,750	$144,120 86,968	$ $	1,040 1,632	$ $	328,057 326,975

(a)
Amounts are calculated as of the grant date of the option award in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-based Payment.” Please see Note14. “Stock Based Compensation” in the Notes to the Consolidated Financial Statements as filed on Neonode Inc.’s annual report Form 10K for the valuation assumptions made in the Black-Scholes option pricing used to calculate fair value of the option awards.

(b)
Amounts are the market value of common stock issued to Mr. Brunton under the pre-merger SBE, Inc. stock in-lieu of cash payroll plan that was implemented in 2007 as a cash preservation measure and the market value of common stock issued to Mr. Brunton in 2008 for payment of accrued vacation liability.

(c)
Includes $23,464 attributable in fiscal 2007 to Mr. Hagman to payments to the Swedish defined contribution retirement plan and $1,040 and $1,632 attributable in fiscal 2008 and 2007, respectively, to Mr. Brunton for premiums paid by the Company for group term life insurance.(d)Mr. Hagman became President and Chief Executive Officer effective March 2007 and left the Company in March 2008.

(e)
Mr. Hagman is a citizen of Sweden and is employed in Sweden and all payments to him are in Swedish Krona (SEK). The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2008 year 6.58 SEK to the USD and of 2007 year of 6.79SEK to the USD.

(f)
Mr. Bystedt was appointed Chief Executive Officer in May 2008. He is a citizen of Sweden and is employed in Sweden and all payments to him are in Swedish Krona (SEK). The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2008 year 6.58 SEK to the USD. The Company accrued but did not pay 300,000 Krona ($45,587 USD) salary for the first three months that Mr. Bystedt was employed as the CEO. Mr. Bystedt was paid 300,000 Krona ($45,587) of the amount owed to him for the next three months by the Swedish government pursuant to Swedish reconstruction laws. The accrued but unpaid balance of $45,587 has not been paid and has been forgiven in the Neonode bankruptcy. Mr. Bystedt will not receive any salary for 2009 until such time that the Board of Directors determines that the Company has sufficient cash flow from operations to pay his salary.

(g)
Mr. Hagman was awarded 250,000 stock options in January 2008 and the compensation expense for 2008 related to option grants reflects the fair value of these options calculated on the date of the option award in accordance with the provisions of SFAS No. 123R. All 250,000 stock options were unvested and forfeited as in March 2008 when he left the company.

 Outstanding Equity Awards at Fiscal Year-end

		OPTION AWARDS
Name & Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($)	Option Expiration Date
Mikael Hagman,	1/18/2007	88,298	-		-	$2.12	1/17/2009
President & Chief Executive Office (2)
David W. Brunton,	10/22/2002	20,000	-		-	$4.50	10/22/2009
Chief Financial Officer	4/12/2004	5,000	-		-	$22.25	4/12/2011
	3/31/2005	20,000	-		-	$14.75	8/8/2012
	3/21/2006	5,000	-		-	$5.00	3/21/2013
	5/30/2007	15,000	-		-	$2.33	5/30/2014
	8/10/2007	59,999	120,001	(1)	-	$4.90	8/10/2014

(1)	Stock Option Grants vest 25% on first anniversary date of grant and monthly thereafter for the next 36 months.
(2)
Mr. Hagman left the Company in March 2008 and was replaced by Mr. Bystedt our Chairman of the Board of Directors. Mr. Bystedt has waived all fees for his services as Chief Executive Officer and as Chairman of the Board of Directors until such time that we can afford to pay the fees and compensation. For stock option information for Mr. Bystedt see the table below titled Director Compensation.

Employment Agreements and Change of Control Arrangements.

David W. Brunton

Change in Control Termination. If Mr. Brunton’s employment terminates due to a Change in Control Termination, Mr. Brunton will be entitled to receive the following benefits:

1.
Salary Continuation. Mr. Brunton shall continue to receive an amount equal to six (6) months of Base Salary. Such amount shall be paid in equal monthly installments over the six (6) months following Change in Control Termination and shall be subject to all required tax withholding.

2.
Bonus Payment. Within fifteen (15) days following the last day of the fiscal quarter during which Change in Control Termination occurs. Mr. Brunton shall receive the pro-rata share of any bonus to which he would have been entitled had his employment with the Company continued. The bonus amount paid will be the product of the bonus percentage of Base Salary derived per his bonus plan multiplied by his Base Salary from the beginning of the Fiscal Year through the date of his Involuntary Termination Without Cause. Such payment shall be subject to all required tax withholding.

3.
Acceleration of Option Vesting. Effective as of the date of Change in Control Termination, Mr. Brunton shall be credited with full vesting under all options to purchase the Company’s Common Stock that he holds on such date.

Compensation of Directors

Effective January 1, 2008, each non-employee director of the Company receives an annual retainer of $24,000, payable monthly in arrears. The Chairman of the Board receives an annual retainer of $30,000, payable monthly in arrears. No director is entitled to receive a per-meeting fee. The members of the Board are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy. The Directors have not been paid their fees for the months of August through December 2008.

Effective January 2, 2008, on January 2 of each year (or the next business day if that date is a legal holiday), each non-employee director is automatically granted an additional option to purchase 40,000 shares of common stock of the Company. However, the Company did not grant the non-employee directors any stock options on January 2, 2009. The exercise price of options granted is 100% of the fair market value of the common stock subject to the option on the date of the option grant. Options granted to Directors may not be exercised until the date upon which the optionee (or the affiliate of the optionee) has provided one year of continuous service as a non-employee director following the date of grant of such option, at which point 100% of the option becomes exercisable. The options will fully vest upon a change of control, unless the acquiring company assumes the options or substitutes similar options. The term of options granted is 10 years.

Prior to January 2, 2008, the directors were compensated primarily with grants of stock options. During the year ended December 31, 2007, the Company granted options covering 493,903 shares to non-employee directors of the Company, at an exercise price per share ranging from $1.84 to $4.50. The fair market value of such common stock on the date of each grant was equal to the closing sales price reported on the Nasdaq National Market for the date of grant. As of the date of this Form 10K, no options granted to directors had been exercised.

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended December 31, 2008:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
			(a)
Per Bystedt (b)	$12,500	-	$97,932	-	-	-	$110,432

Susan Major (c)	$24,000	-	$274,880	-	-	-	$298,880

John Reardon (c)	$24,000	-	$299,704	-	-	-	$323,704

Kenneth Olson (c) (d)	$14,000	-	$11,366	-	-	-	$25,366

(a)
Amounts are calculated as of the grant date of the options award in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment.” Please see Note14. “Stock Based Compensation” in the Notes to the Consolidated Financial Statements as filed on Neonode Inc.’s annual report Form 10K for the valuation assumptions made in the Black-Scholes option pricing used to calculate fair value of the option awards.

(b)	Mr. Bystedt was appointed CEO in May 2008 and subsequent to his appoint ceased to earn fees as the Chairman of the Board of Directors.

(c)
Ms. Major and Messrs, Reardon and Olson are paid a fee equal to $2,000 per month as a member of the Board of Directors. $10,000 of the amounts earned by each during 2008 was accrued but not paid until such time that the Company earns sufficient cash flow from operations to make such payment.

(d)	Mr. Olson was appointed to the Board of Directors in June 2008.

		OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($)	Option Expiration Date
Per Bystedt	1/18/2007	44,149	-	-	$2.12	1/17/2009
	1/2/2008	-	40,000	-	$3.45	1/2/2015
Susan Major	1/18/2007	176,595	-	-	$1.42	1/17/2012
	1/2/2008	-	40,000	-	$3.45	1/2/2015
John Reardon	3/17/2004	3,000	-	-	$27.50	3/17/2011
	4/1/2004	2,000	-	-	$23.30	4/1/2011
	4/1/2005	2,000	-	-	$13.95	4/1/2010
	4/1/2006	2,000	-	-	$5.40	4/1/2011
	4/2/2007	2,000	-	-	$4.00	4/2/2012
	5/3/2007	176,595	-	-	$1.42	1/17/2012
	5/30/2007	4,500	-	-	$2.33	5/30/2012
	1/2/2008	-	40,000	-	$3.45	1/2/2015
Kenneth Olson	6/19/2008	-	40,000	-	$0.60	6/19/2012

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2009, certain information regarding the estimated ownership of our common stock assuming conversion of all issued and outstanding Series A and Series B Preferred Stock by: (i) each director; (ii) each of our “named executive officers,” as defined in Item 402 under Regulation S-K promulgated by the Securities and Exchange Commission; (iii) all executive officers and directors of Neonode as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Unless otherwise indicated, the address for each of the persons and entities set forth below is c/o Neonode Inc. - Stockholder address.

Percentage ownership is based on 469,374,109 shares, the estimated number of shares of common stock outstanding after the conversion of the Series A and B Preferred Stock at the increased conversion rates.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total

Ramin Remo Behdasht 58 Carters Road Dural NSW 158 Australia (3)	27,929,877	5.95%

Per Bystedt (2)(4) CEO and Director	81,739,628	17.41%

Magnus Goertz (5)	74,756,652	15.93%
Founder

Thomas Eriksson (6)	73,993,853	15.76%
CEO Cypressen & Founder

David Brunton (2)(7) CFO	7,404,451	1.58%

Susan Major (2)(8) Director	376,802	0.08%

John Reardon (2) Director	309,817	0.07%

Kenneth Olson (2) Director	40,000	0.01%

All executive officers and directors as a group (5 persons) (2)	89,870,698	19.15%

(1)
This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Includes, 40,000, 70,000, 232,095, 40,000, and 216,595 shares of common stock that Messrs. Bystedt, Brunton, Reardon, Olson and Ms. Major, respectively, have the right to acquire within 60 days after the date of this table under outstanding stock options.

(3)
Includes, 27,590,244 shares of common stock related to the conversion of 57,404.29 shares of Series A Preferred Stock, and 338,633 shares of common stock related to the conversion of Series B Preferred Stock that Mr. Behdasht received in having converted his debt and warrants under the December 2008 Refinancing.

(4)
Includes 2,987,384 shares of common stock and the conversion of 161,788.17 shares of Series A Preferred Stock and 7,210.96 shares of Series B Preferred Stock to common stock that is held by Iwo Jima SARL. Iwo Jima SARL may be deemed an affiliate of Mr. Bystedt.

(5)
Includes 1,805,704 shares of common stock and the conversion 151,788.17 shares of Series A Preferred Stock to common stock that is held by Athemis Limited, which may be deemed an affiliate of Mr. Goertz.

(6)
Includes 1,039,905 shares of common stock and the conversion of 151,788.17 shares of Series A Preferred Stock to common stock that is held by Wirelesstoys AB, which may be deemed an affiliate of Mr. Eriksson.

(7)	Includes 334,450 shares of common stock and the conversion of 14,564.22 shares of Series A Preferred Stock to common stock that is held by Mr. Brunton.

(8)	Includes 140,510 shares of common stock and the conversion of 149.14 shares of Series B Preferred Stock to common stock that is held by Ms. Major.

The following table includes information regarding our equity incentive plans as of the end of fiscal 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,262,387	$2.83	94,801
Equity compensation plans not approved by security holders	2,184,996	$1.32	—

Total	3,447,383	$1.88	94,801

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2008:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	46,000	—	46,000
1998 Plan	66,395	—	29,900
Neonode Plan	880,330	—	880,330
2006 Plan	287,753	94,801	71,247
Director Plan	42,500	—	15,500

Total	1,322,978	94,801	1,042,977

(1) The 1998 Plan has not been approved by our shareholders.
(2) The 2007 Neonode Plan was assumed by Neonode upon the consummation of the August 2007 SBE Merger with Neonode.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refinancing and Capital Raising Transactions

Per Bystedt, our Chairman of the Board and Chief Executive Officer is personally involved in our refinancing and capital raising activities. Mr. Bystedt, the beneficial holder of approximately 8.42% of the Company’s outstanding shares of stock as of January 31, 2009, is the beneficial owner of Iwo Jima SARL. Iwo Jima SARLentered into a Subscription Agreement on December 30, 2008 and invested $100,000 in the Company in exchange for the issuance of 10,000 shares of Series A Preferred Stock, and is one of the three Cypressen Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL also surrendered warrants in exchange for the issuance of Series B Preferred Stock. Iwo Jima SARL holds 161,788.17 shares of Series A Preferred Stock and 7,210.96 shares of Series B Preferred Stock. Mr. Bystedt holds 84,149 employee stock options to purchase our common stock. Assuming the conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Bystedt will beneficially own approximately 17.41% of our outstanding common stock.

Mr. Magnus Goertz, the beneficial holder of approximately 5.15% of the Company’s outstanding shares of stock as of January 31, 2009, is the beneficial owner of Athemis Ltd., which company is one of the three Cypressen Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Athemis Ltd. holds 151,788.17 shares of Series A Preferred Stock. . Mr. Goertz holds 132,446 employee stock options to purchase our common stock. Assuming conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Goertz will beneficially own approximately 15.93% of our outstanding common stock.

Mr. Thomas Eriksson, the beneficial holder of approximately 3.14% of the Company’s outstanding shares of stock as of January 31, 2009, is the beneficial owner of Wirelesstoys AB, which company is one of the three Cypressen Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Wirelesstoys AB holds 151,788.17 shares of Series A Preferred Stock. . Mr. Eriksson holds 97,127 employee stock options to purchase our common stock Assuming conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Eriksson will beneficially own approximately 15.76% of our outstanding common stock.

Mr. David W. Brunton, our Chief Financial Officer, purchased 4,854.74 shares of Series A Preferred Stock from each of the Cypressen Stockholders (Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd.) for a total purchase of 14,564.22 shares of Series A Preferred Stock. As of January 31, 2009, Mr. Brunton holds approximately 1.1% of the Company’s outstanding shares of stock. Mr. Brunton holds 245,000 employee stock options to purchase our common stock. Assuming the conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Mr. Brunton will beneficially own approximately 1.58% of our outstanding common stock.

Ms. Susan Major, a member of our Board of Directors, and the beneficial holder of 0.84% of the Company’s outstanding shares of stock as of January 31, 2009, was the beneficial owner of warrants that were converted into 149.14 shares of Preferred B Stock. Ms. Major holds 216,595 employee stock options to purchase our common stock Assuming conversion of the outstanding Preferred stock into common stock at the increased conversion rates, Ms. Major will beneficially own approximately 0.08% of our outstanding common stock.

The independent board members review and approve all transactions that may be deemed to be with related parties of the Company. The board members have the authority to obtain advice or assistance from consultants, legal counsel, accounting or other advisors as appropriate to perform its duties in relationship to the review and approval of related party transactions, and to determine the terms, costs and fees for such engagements.

Independence of the Board of Directors

As required under the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of NASDAQ.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board affirmatively has determined that all of the Company’s directors, other than Per Bystedt, are independent directors within the meaning of the applicable NASDAQ listing standards.

The Board affirmatively determined that all of its directors, other than Per Bystedt were independent directors within the meaning of the applicable NASDAQ listing standards. The Board has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. John Reardon, Kenneth Olson and Susan Major, each independent directors, constitute the members of each committee.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board has selected BDO Feinstein International AB as our independent auditors for the fiscal year ending December 31, 2008. BDO Feinstein International AB has audited our financial statements since 2006.

Independent Auditors’ Fees

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2008 and 2007, by BDO Feinstein International AB, our principal accountant, and any of the member firms in the BDO International network .

	Fiscal Year Ended (in thousands)
	2008	2007
Audit Fees	$525	$476
Audit-related Fees(1)	66	59
Tax Fees (2)	24	18
All Other Fees	0	0
Total Fees	$615	$553

(1)	Fees paid for registration, proxy and review of other regulatory filings.
(2)	Fees paid for preparation and filing of our federal and state income tax returns.

All fees described above were pre-approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services separate from the audit services by BDO Feinstein International AB is compatible with maintaining the principal accountant’s independence.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has not approved any formal policy concerning pre-approval of the auditors to perform both audit and non-audit services (services other than audit, review and attest services). Instead, on a case by case basis, any audit or non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the Audit Committee in advance of the performance of such services. All of the fees earned by BDO Feinstein International AB described above were attributable to services pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
3.2 4.1 4.2 4.3
Bylaws, as amended through December 5, 2007
Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 ( incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008 )
Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009
Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009

10.1	Senior Secured Note, dated August 8, 2007 ( incorporated by reference to Exhibit 10.22(a) of our Current Report on Form 8-K filed on October 2, 2007 )
10.2	Amendment to Senior Secured Note, dated September 10, 2007 ( incorporated by reference to Exhibit 10.22(b) of our Current Report on Form 8-K filed on October 2, 2007 )

10.3
Form of Common Stock Purchase Warrant issued pursuant to Amendment to Senior Secured Notes, dated September 10, 2007 ( incorporated by reference to Exhibit 10.22(c) of our Current Report on Form 8-K filed on October 2, 2007 )

10.4	Subscription Agreement, dated September 10, 2007 ( incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed on October 2, 2007 )
10.5	Convertible Promissory Note ( incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K filed on October 2, 2007 )
10.6	Form of Common Stock Purchase Warrant ( incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K filed on October 2, 2007 )
10.7	Form of Unit Purchase Warrant ( incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K filed on October 2, 2007 )
10.8	Subscription Agreement, dated March 4, 2008 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2008 )
10.8	Asset Purchase Agreement with One Stop Systems, Inc., dated January 11, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 12, 2007 )
10.9	Asset Purchase Agreement with Rising Tide Software, dated August 15, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 24, 2007 )
10.10	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 with Alexander Properties Company
10.11	1998 Non-Officer Stock Option Plan, as amended ( incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-8 (333-63228) filed on June 18, 2001 )+
10.12
2001 Non-Employee Directors’ Stock Option Plan, as amended ( incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, as filed on January 27, 2003 )+

10.13	Director and Officer Bonus Plan, dated September 21, 2006 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 26, 2006 )+
10.14
Executive Severance Benefits Agreement with David W. Brunton, dated April 12, 2004 ( incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the period ended January 31, 2005, as filed on March 2, 2005 )+

10.15	Note Conversion Agreement, dated December 31, 2008 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2008)
10.16	Share Exchange Agreement, dated December 30, 2008 ( incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 31, 2008)
10.17	Series A Stock Subscription Agreement, dated December31, 2008 ( incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 31, 2008)
10.18	Warrant Conversion Agreement, dated December 31, 2008 ( incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 31, 2008 )
10.19	Employment Agreement with Per Bystedt
10.20	Employment Agreement with Thomas Eriksson
10.21	Employment Agreement with Magnus Goertz
21	Subsidiaries of the registrant
23.1	Consent of BDO Feinstein International AB, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)
Date: April 14, 2009	By:	/s/ David W. Brunton
David W. Brunton Chief Financial Officer, Vice President, Finance and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant constitutes and appoints, jointly and severally, Per Bystedt and David W. Brunton, and each of them, as lawful attorneys-in-fact and agents for the undersigned and for each of them, each with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or any of their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Per Bystedt	Chief Executive Officer,	April 14 , 2009
Per Bystedt	and Director, Chairman of the Board
(Principal Executive Officer)

/s/ David W. Brunton	Chief Financial Officer, Vice President, Finance and Secretary	April 14, 2009
David W. Brunton	(Principal Financial and Accounting Officer)

/s/ John Reardon	Director	April 14, 2009
John Reardon

/s/ Susan Major	Director	April 14, 2009
Susan Major

/s/ Kenneth Olson	Director	April 14, 2009
Kenneth Olson