Form 10-Q
period 2009-03-31
Neonode, Inc
filed 2009-05-15
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                           No ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer”, “non-accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The number of shares of registrant's common stock with par value $0.001 per share outstanding as of May 12, 2009 was  226,067,153.

Due to our current lack of cash resources, we were unable to obtain a review of the interim financial statements for the three months ended March 31, 2009  by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X. We plan to obtain such a review as soon as we are able to pay our registered independent accountants for their review.

PART I   Financial Information

NEONODE INC.

INDEX TO MARCH 31, 2009 FORM 10-Q

PART I.         Financial Information
Item 1.  Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
	March	December
	31, 2009	31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$153	$17
Prepaid expense	60	46
Other receivables	78	—
Total current assets	291	63

Property plant and equipment, net 16	116
Total assets	$307	$179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$—	$17
Accounts payable	581	688
Accrued expenses	202	320
Embedded derivatives of warrants	2,875	—
Total current liabilities	3,658	1,025

Long term convertible debt and leases	139	207

Total liabilities	3,797	1,232

Commitments and contingencies (note 8)

Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at March 31, 2009 and December 31, 2008, respectively. 855,522 share issued and outstanding at March 31, 2009 and December 31, 2008, respectively. (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	3,531	3,531
Series B Preferred Stock, 108,850 shares authorized with par value $0.001at March 31, 2009 and December 31, 2008, respectively. 92,796 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively. (In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	2	2
Common stock, 75,000,000 shares authorized with par value $0.001at March 31, 2009 and December 31, 2008, respectively; 37,009,589 and 35,058,011 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	37	35
Additional paid in capital	65,390	60,090
Stock subscription receivable	—	(1,035)
Accumulated deficit	(72,450)	(64,602)
Total stockholders' deficit	(3,490)	(1,053)
Total liabilities and stockholders' deficit	$307	$179

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Total net sales	$—	$391
Cost of sales	—	641
Gross margin	—	(250)

Operating expenses:
Product research and development	221	1,492
Sales and marketing	58	1,830
General and administrative	2,030	2,513

Total operating expenses	2,309	5,835

Operating loss	(2,309)	(6,085)

Other income (expense, net):
Interest and other income, net	(30)	165
Interest expense	(3)	(9)
Foreign currency loss	(12)	—
Gain on conversion and forgiveness of accounts payable	55	—
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	(2,808)	(5,510)

Total other income (expense), net	(2,798)	(5,354)

Net loss	(5,107)	(11,439)

Deemed dividend to Preferred Stockholders	(2,741)	—

Net loss attributable to common stockholders	$(7,848)	$(11,439)

Loss per common share:
Basic and diluted loss per share	$(0.21)	$(0.47)

Basic and diluted – weighted average
shares used in per share computations	36,515	24,426

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to common stockholders	$(7,848)	$(11,439)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	1,625	890
Loss on retirement of assets	30	16
Depreciation and amortization	3	129
Debt and warrant conversion expense	2,741	—
Gain on conversion and forgiveness of accounts payable	(55)	—
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	2,808	5,510

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(78)	575
Inventories	—	(4,039)
Other assets	—	37
Prepaid expenses	(14)	(186)
Accounts payable and other accrued expense	(48)	(689)
Deferred revenue	—	(384)
Other liabilities	—	(152)
Net cash used in operating activities	(836)	(9,732)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	31
Purchase of property, plant and equipment	(17)	(115)
Net cash used in investing activities	(17)	(84)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	35
Debt discounts & deferred financing fees related to conversion	—	(19)
Increase in capital lease liability	—	24
Amortization of debt	—	(24)
Proceeds from issuance of preferred stock	1,035	—
Proceeds from issuance of common stock	—	4,500
Equity issuance costs	(46)	(488)
Restricted cash	—	5,706
Net cash provided by financing activities	989	9,734

Effect of exchange rate changes on cash	—	(409)

Net increase (decrease) in cash and cash equivalents	136	(82)

Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$153	$656
Supplemental disclosure of cash flow information:
Interest paid	$8	$59
Supplemental disclosure of non-cash transactions:

Fair value of conversion to common stock of Series A and B Preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$2,741	$—

Fair value of warrants	$2,875	—
Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$23	—
Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of AB Cypressen recorded as compensation expense	$1,584	$—

See notes to condensed consolidated financial statements

NEONODE INC
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to our current lack of cash resources, we were unable to obtain a review of the interim financial statements for the three months ended March 31, 2009  by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X. We plan to obtain such a review as soon as we are able to pay our registered independent accountants for their review.

1. Interim Period Reporting

The condensed consolidated balance sheet of Neonode Inc (the Company) as of December 31, 2008 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of expected results for the full 2009 fiscal year.

The accompanying financial data as of March 31, 2009 and for the three months ended March 31, 2009, and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2008.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We have incurred net operating losses and negative operating cash flows since inception. As of  March 31, 2009, we had an accumulated deficit of $72.5 million and working capital deficit (current assets less current liabilities, not including non-cash warrant liability) of $492,000. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter customer contracts with customers and raise additional funds through debt or equity. In December 2008, we completed a private placement offering of $1.1 million of our preferred stock.

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

Refinancing and Capital Raising Transactions

            Series A Preferred Stock:

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1,121,904.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred stock will convert into 53,922,072 shares of our common stock.

On December 31, 2008, we issued 244,265.56 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock to holders of $6.2 million of convertible and promissory notes in exchange for the surrender of the Convertible Notes by the note holders. Upon conversion, the shares of Series A Preferred Stock will convert into 117,401,326 shares of our common stock.

On December 31, 2008, we acquired AB Cypressen nr 9683 (Cypressen) by issuing 495,000 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock  to the related party stockholders of AB Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders). Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. Upon conversion, the shares of Series A Preferred Stock will convert into 237,911,185 shares of our common stock.

In addition, on December 31, 2008, we issued 4,067.02 shares of Series A Preferred Stock to Ellis International LP as full consideration for certain services supplied by Ellis International LP to the Company.   Upon conversion, the shares of Series A Preferred Stock will convert into 1,954,732 shares of our common stock.

Series B Preferred Stock:

On December 31, 2008, we exchanged outstanding warrants to purchase 12,255,560 shares of our common stock by waving the warrant exercise price and issuing 92,795.94 shares of Series B Preferred Stock to warrant holders. At the date of issuance, these warrants had a conversion rate of one share of common stock for each share of Series B Preferred Stock. On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 132.07 shares of common stock for each share of Series B Preferred stock. Upon conversion, the shares of Series B Preferred Stock will convert into 12,255,560 shares of our common stock.

Conversion of Preferred Stock to Common Stock

	Shares of Preferred Stock Issued	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock to Common Stock

Series A Preferred stock	855,522.98	480.63	411,190,010
Series B Preferred stock	92,795.94	132.07	12,255,560
Total	948,319.90	-	423,445,570

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may chose to not to convert their preferred stock to shares of our common stock.

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

We account for our investment in Neonode AB in accordance with the AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or March 31, 2009.

2.   Summary of significant accounting policies

       Fiscal Year

       Our fiscal year is the calendar year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 include the accounts of Neonode Inc and Neonode AB. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 include the accounts of Neonode Inc and Cypressen. The Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008 include the accounts of Neonode Inc and Cypressen.  All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include but are not limited to collectibility of accounts receivable, estimated useful lives of long-lived assets and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Segment information

We have one reportable segment. The segment is evaluated based on consolidated operating results. We currently operate in one industry segment; the development of touchscreen technology. In 2008 we also operated in the development and selling of multimedia mobile phones. To date, we have carried out substantially all of our operations through our subsidiary in Sweden.

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

4.   Convertible Debt and Notes Payable

Our convertible notes payable consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Senior Convertible Secured Notes	$139	$139
Capital leases	—	85
Total	139	224

Less: short-term portion of long-term debt	—	17

Long-term debt	$139	$207

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2009	$—
2010	139
Total principal payments	$139

 Senior Convertible Secured Notes

At March 31, 2009 and December 31, 2008, we had $139,000 of three-year promissory notes maturing on August 31, 2010, bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share.

All liabilities related to the convertible notes , except for the remaining $139,000, and warrants were extinguished on December 31, 2008 when the convertible notes were converted to equity.

Senior Convertible Secured August Bridge Notes

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement (August Bridge Notes or Bridge Notes), dated as of July 31, 2007, amended most recently on March 24, 2008. The August Bridge Notes were originally convertible into the units described below. We received $3,250,000 from the Bridge Note offering. The August Bridge Notes originally matured on December 31, 2007; however, the maturity date of these notes was extended to December 31, 2008.

The August Bridge Notes were due December 31, 2008, and bore 8% per annum interest and were convertible into purchase units that are made up of a combination of shares of our common stock, convertible debt and warrants. The note holders had a right to convert their notes plus accrued interest anytime before December 31, 2008 into purchase units. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $1.27 per share. . Prior to the conversion of the Bridge Notes into shares of our Series A Preferred stock on December 31, 2008, for accounting purposes, the embedded conversion feature was determined to meet the definition of a derivative and was recorded as liability. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares the instrument could be convertible into was not fixed. Accordingly, the embedded conversion feature was bifurcated from the debt host instrument and treated as a liability, with the offset to debt discount. The related warrants were also recorded as a liability for the same reason.

The fair value of the embedded conversion feature related to the Bridge Notes was calculated at March 31, 2008 using the Black-Scholes option pricing model and amounted to $791,000. The liability of the embedded conversion feature at March 31, 2008 is a decrease of $713,000 from the $1.2 million for the embedded conversion feature at December 31, 2007. The value of the embedded conversion feature was revalued at each period-end and the liability is adjusted with the change recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008. The assumptions used for the Black-Scholes option pricing model at March 3, 2008 were a term of 0.49 years, volatility of 111.1% and a risk-free interest rate of 1.51%.

On December 31, 2008, all of the Bridge Notes plus accrued interest were converted into 123,641 shares of our Series A Preferred stock.  The liability related to the embedded conversion feature was extinguished on December 31, 2008 when the Bridge Notes were converted to equity.

August Bridge Notes Extension Warrants

On September 26, 2007, the August Bridge Note holders were given three year warrants to purchase up to 219,074 shares (Extension Warrants) of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. The Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Prior to the conversion of the Extension Warrants into shares of our Series B Preferred stock on December 31, 2008, the fair value of the Extension Warrants was recorded as a debt issuance cost and was allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. The liability for the Extension Warrants issued to the August Bridge Note holders was revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items related to debt discounts and deferred financing fee and the valuation of conversion features and warrants s.”

The fair value of the Extension Warrants was calculated at March 31, 2008 using the Black-Scholes option pricing model and amounted to $472,000. The liability of the Extension Warrants at March 31, 2008 is a decrease of $136,000 from the $608,000 for the liability of the Extension Warrants at December 31, 2007. The value of the Extension Warrants was revalued at each period-end and the liability was adjusted with the change recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008. The assumptions used for the Black-Scholes option pricing model when calculating the value of the Extension Warrants at March 31, 2008 were a term of 2.49 years, volatility of 128% and a risk-free interest rate of 1.71%.

On December 31, 2008, all of the Extension Warrants related to the Bridge Notes were exchanged into 1,659 shares of our Series B Preferred stock. The liability related to the Extension Warrants was extinguished on December 31, 2008 when the Extension Warrants were converted to equity.

Option to Invest in Bridge Notes

In conjunction with the issuance of the August Bridge Notes, we issued and investor an option to invest up to $750,000 under the same terms and conditions as the August Bridge Notes. The initial fair value of the option to purchase $750,000 of the August Bridge Notes amounted to $716,000 based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the original option to invest were a term of 0.39 years, volatility of 99% and interest rate of 4.16%. The initial fair value of the option to invest was recorded as a deferred financing fee was allocated to interest expense using the effective interest rate method over the term of the Bridge Notes with the offset recorded as other current liability. The liability for the option to purchase additional August Bridge Notes is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items relating to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

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

•
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

On May 21, 2008, the  option holder exercised 50% of the option and invested $375,000 in a warrant re-pricing transaction and received 295,275 shares common stock and 590,550 five-warrants at an exercise price of $1.45 per share.

On December 31, 2008, all of the 590,550 5-year warrants were exchanged for 4,471 shares of our Series B Preferred stock. The option to invest the remaining unexercised $375,000 of the original $750,000 option to invest terminated on December 31, 2008 without the option holder exercising the option. The liability related to the five-year warrants was extinguished on December 31, 2008 when the five-year warrants were converted to equity.

Senior Convertible Secured Notes September 26, 2007 Financing

Convertible Notes

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

The embedded conversion feature of the convertible debt issued on September 26, 2007 met the definition of a derivative financial instrument and is classified as a liability in accordance with SFAS 133 and EITF 00-19. The note holder has the right to convert the debt and accrued interest and the interest rate is calculated at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares of our common stock that the convertible note can be convertible into is not fixed. Prior to the conversion of the Convertible Notes into shares of our Series A Preferred stock on December 31, 2008, the embedded conversion features were revalued on each balance sheet date and marked to market with the adjusting entry to Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants ” on the Condensed Consolidated Statements of Operations .“

•
The liability of the embedded conversion feature was $791,000 at March 31, 2008 compared to $1.5 million at December 31, 2007 with the decrease of $713,000 recorded in “ Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations  for the three months ended March 31, 2008.”

On December 31, 2008, $3.1 million of the Senior Secured Convertible Notes plus accrued interest were converted into 120,624 shares of our Series A Preferred stock. After conversion, $139,000 of the Senior Secured convertible Notes due August 31, 2010 remain outstanding. The liability related to the  Senior Secured Convertible Notes was extinguished on December 31, 2008 when the Senior Secured Convertible Notes were converted to equity.

Warrants

The 5-year warrants to purchase 1,432,449 shares of our common stock at a price of $3.92 per share.   issued in conjunction with the September 26, 2007 financing met the definition of a liability pursuant to the provisions of EITF No. 00-19. The fair value of the warrants was calculated using the Black-Scholes option pricing model. Prior to the conversion of the Warrants into shares of our Series B Preferred stock on December 31, 2008, the fair value of the Warrants was recorded as a liability. The liability for the Warrants issued to Senior Convertible Secured Notes from September 2007 was revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

•
The value of these warrants at March 31, 2008 decreased to $3.2 million compared to $3.7 million at December 31, 2007and the offsetting amount of $511,000 was recorded in Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008.

All of the warrants, except for warrants to purchase 5,804 shares of our common stock, related to the Senior Convertible Secured Notes from September 2007 were exchanged for 8,994 shares of our Series B Preferred stock at December 31, 2008. The liability related to the  Senior Secured Convertible Notes Warrants  was extinguished on December 31, 2008 when the Senior Secured Convertible Notes Warrants were converted to equity.

At December 31, 2008, The remaining outstanding 5,804 warrants no longer met the classification of liabilities in accordance with EITF 00-19 since the  anti-dilution feature related to  September 26, 2007 financing expired when the value of outstanding notes payable dropped below $2,000,000.  The fair value of the warrants was measured at year end and the change in the fair value is included in the Consolidated Statements of Operations in the Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants The fair value of $174.00 is included in equity as of December 31, 2008.

Placement Agent Warrants

As part of the September 26, 2007 Private Placement, we issued 142.875 unit purchase warrants to Empire Asset Management Company (Empire) for financial advisory services provided in connection with the placement. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a five-year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance the unit purchase warrants met the definition of a liability pursuant to the provisions of EITF No. 00-19. The fair value of the warrants was calculated using the Black-Scholes option pricing model. Prior to the conversion of certain of  the Warrants into shares of our Series B Preferred stock on December 31, 2008 , the fair value of the Warrants was recorded as a liability. The liability for the Warrants issued to the Empire were revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

At March 31, 2008, the fair value of the unit purchase warrants issued to Empire decreased to $402,000 from $509,000 at December 31, 2007 with the adjusting offset of $107,000 recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008. The assumptions used for the Black-Scholes option pricing model at March 31, 2008 were a term of 4.5 years, volatility of 92% and a risk-free interest rate of 4.5%.

On December 31, 2008, all of the unit purchase warrants related to the Senior Convertible Secured Notes were exchanged for 5,990 shares at no exercise price of our Series B Preferred stock. The liability related to the unit purchase warrants  was extinguished on December 31, 2008 when the unit purchase warrants were converted to equity.

Anti-Dilution Feature and Price Protection

The September 26, 2007 financing agreement contained anti-dilution features for each of the common stock, convertible debt and the warrants whereby these instruments were protected separately for 18 months or until the outstanding debt is less than $2.0 million against future private placements made at lower share prices.   September 2007 common stock investors would receive additional shares if there are future issuances of common stock with a lower price.   September 2007 convertible debt and warrant holder investors would receive an adjustment to the conversion price or exercise price, respectively.   Accordingly, there are no longer anti-dilution features in such common stock, convertible debt and warrants since December 31, 2008, when the outstanding debt was reduced to $139,000.   The 2,124,403 remaining outstanding warrants contain price protection whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issued warrants at a lower exercise price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price. The warrant holders would not be entitled to additional shares of common stock, only the reduction in the exercise price. At December 31, 2008, the fair value of the warrants totaled $67,000 and is included in equity.

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

FASB also issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which addresses the first part of paragraph 11A  of APB 14-1 as to whether or not a derivative is indexed to an entity’s own stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented. EITF 07-05 requires that warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity under SFAS 133.  Prior to EITF 07-05, these ratchet provisions were only evaluated under EITF 00-19, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under EITF 07-05 they do.

On January 1, 2009, we adopted  FSP APB 14-1 and EITF 07-05. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under the guidance of EITF 07-05 and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations.

•
At March 31, 2009, the fair value of the outstanding warrants is 2.9 million and had been record as a liability recorded in “Embedded derivatives of warrants” with the corresponding expense, net of $67,000 that was previously recorded in equity, recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009. The assumptions used for the Black-Scholes option pricing model at March 31, 2009 were a term of 4.1 years, volatility of 178% and a risk-free interest rate of 1.5%.

5.   Stockholders’ Equity

On September 4, 2008, we received a summons to appear in the United States District Court for the Southern District of New York because one of our investors in previous private placements transactions, Alpha Capital Anstalt (Alpha) alleged that we failed to issue certain stock certificates pursuant to the terms and conditions of the September 2007 investment subscription agreements. Alpha was asking the court to award them $734,650 in damages plus attorneys fees. Although we believed the claim had no merit, we signed a definitive settlement agreement on January 21, 2009 and issued Alpha 1,096,997 shares of our common stock as settlement in full. On February 13, 2009 a notice was sent to the Court by Alpha’s legal counsel requesting dismissal of the action.  The fair value of  the common stock issued to Alpha totaled $54,000 and was accrued as a legal settlement expense and a liability at December 31, 2008. On January 21, 2009, we issued the common stock to Alpha and the $54,000 accrued liability was reclassified to common stock additional paid in capital .

We converted approximately $53,000 of our accounts payable to792,912  shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as common stock additional paid in capital and the difference of $30,000 is include in Gain on Conversion and Forgiveness of Accounts Payable on our Condensed Consolidated Statements of Operations.

Series A Preferred Stock

On December 31, 2009 we issued the following Series A Preferred stock:

•	112,290.40 shares to investors in a private placement who invested $1,121,904.
•	244,265.56 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest.
•	495,000 shares to acquire Cypressen.
•	4,067.02 shares for brokerage services in regards to the refinancing and capital raising transactions.

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one  to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock at a later date was $4.7 million based on our stock price on March  31, 2009.  On March 31, 2009 and December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a Deemed Dividend to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009..

The fair value of the conversion of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Cypressen that will be converted to 237,911,185 shares of our common stock at a later date was $9.5 million based on our stock price on March  31, 2009.  On March 31, 2009 and December 31, 2008, the $12,000 fair value of the Series A preferred issued to the related parties prior to the shareholder approval is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . The ownership of the stock vests on a straight line basis over 18 months. The $9.5 million fair value of the common stock that will be issued upon conversion is amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The $1.6 million is recorded as an increase to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as compensation expense included in our General and Administrative expense on our Condensed Consolidated Statements of Operations.

Series B Preferred Stock:

On December 31, 2008, we issued 92,795.94 shares of Series B Preferred Stock to warrant holders to convert their warrants to equity. On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 132.07 shares of common stock for each share of Series B Preferred Stock. Upon conversion, the shares of Series B Preferred Stock will convert into 12,255,560 shares of our common stock.

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009.  On March 31, 2009 and December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a Deemed Dividend to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

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

Level 3: Unobservable inputs. We valued our the fair value of warrants and the Series A and Series B Preferred stock that all were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs).

The following table shows the classification of our liabilities and equity  at March 31, 2009 that are subject to fair value measurements and the roll-forward of these liabilities and equity from December 31, 2008:

	March 31, 2009	Decrease	Increase	December 31, 2008

Series A Preferred stock	$3,531	$-	$-	$3,531
Series B Preferred stock	2	-	-	2
Fair value of Warrants	2,875	-	-	-
Total Preferred stock at Fair Value	$6,408	$-	$-	$3,533

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

Stock Options

As of March 31, 2009, we had four equity incentive plans:
•	The 1996 Stock Option Plan (the 1996 Plan), which terminated in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which terminated in June 2008 ;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of March 31, 2009:
•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at March 31, 2009:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	45,000	45,000	—	45,000
1998 Plan	51,495	51,495	—	51,495
Neonode Plan	353,190	353,190	—	353,190
2006 Plan	1,300,000	281,505	101,049	132,754
Director Plan	68,000	42,500	—	42,500

Total	1,817,685	773,690	101,049	624,939

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,322,978	$0.60 - $27.50	$2.85
Granted	—	—	—
Cancelled or expired	(549,288)	$2.12 - $12.95	2.19
Exercised	—	—	—
Outstanding at March 31, 2009	773,690	$0.60 - $ 27.50	$3.31

The 1996 Plan terminated effective January 17, 2006 and the 1998 Plan terminated effective June 15, 2008 and although we can no longer issue stock options out of the plans, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998 and 2006 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant

The Neonode Plan has been designed for participants (i) who are subject to Swedish income taxation (each, a “Swedish Participant”) and (ii) who are not subject to Swedish income taxation (each, a “Non-Swedish Participant”). We will not grant any additional equity awards out of the Neonode Plan. The options issued under the plan to the Non-Swedish Participant are five year options with 25% vesting immediately and the remaining vesting over a three year period. The options issued to Swedish participants are vested immediately upon issuance.

We did not grant any stock options to employees or members of our Board of Directors (Board) during the three months ending March 31, 2009 compared to grants of 410,000 stock options for shares of our common stock to employees or members of our Board during the three months ending March 31,  2008. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Salary expense for the three months ending March 31, 2009 and 2008  includes a stock compensation charges relating to the above issuance of employee and director stock options. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

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

	Three months ended March 31, 2008	Three months ended March 31, 2009	Remaining unamortized expense at March 31, 2009
Stock based compensation	$890	$41	$339

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 2.5 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in three months ended March 31	2009	2008
Expected life (in years)	N/A	2.11
Risk-free interest rate	N/A	3.32%
Volatility	N/A	163.66%
Dividend yield	N/A	0.00%

There were no stock options issued during the three months ended March 31, 2009. The weighted average grant-date fair value of options granted during the three months ended March 31,2008 was $2.67. There were no stock options exercised during the three months ending March 31, 2009 and 2008, respectively.

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

        We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2009 and December 31, 2008, respectively.

         We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2009 and December 31, 2008, respectively.

On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s Directors and Officer (D&O) insurance provider has extended coverage and will provide us with legal representation. Our D&O insurance policy has a $150,000 retention provision and we have recorded a liability related to the potential payment of the retention under our D&O insurance policy totaling $150,000 at March 31, 2009 and December 31, 2008, respectively.

On March 24, 2009, the Company was informed that a complaint had been filed against the Company by an investor, Mr. David Berman, who invested $600,000.00 in the Company on March 4, 2008 and May 16, 2008. The Company was informed that Mr. Berman invested in the Company through Empire.  To date, the Company has not received a copy of the complaint, but the Company believes that the action has no merit and intends to defend vigorously against the action.

      We are the secondary guarantor on the sublease of our previous headquarters until March 2010. We believe we will have no liabilities on this guarantee and have not recorded a liability at March 31, 2009 and December 31, 2008, respectively.

9.   Net Loss Per Share

Basic net loss per common share for the three months ended March 31, 2009 and 2008 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

However, common stock equivalents of approximately 0 and 723,128 stock options and 2.1 million and 7.7 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 and 2007, respectively, due to their anti-dilutive effect.

	Three Months ended
(in thousands, except per share amounts)	March 31,
	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding (a)	36,515	24,426
Number of shares for computation of net loss per share	36,515	24,426

Net loss available to comm. stockholders	$(7,848)	$(11,439)

Net loss per share basic and diluted	$(0.21)	$(0.47)

(a)	In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and thereforehave been excluded.

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

Sales to individual countries in excess of 15% of net sales for the three months ended March 31, 2008 included sales to Belgium of $207,000, or 30% of net sales and sales to Czech & Hungary of $186,000, or 27% of net sales. All sales were executed in Euros or U.S. dollars.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and financial statements for the year ended December 31, 2008.

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

      We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We have incurred net operating losses and negative operating cash flows since inception. During the twelve months ended December 31, 2008, we raised approximately $9.6 million net cash though the sale of our securities, most recently $1.1 million on December 31, 2008. Unless we are able to increase our revenues and decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through the end of 2009.

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

In addition to the immediate risks relating to our ability to continue as a going concern and to obtain funding under the current market conditions, we are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” in our Form 10K for the year ended December 31, 2008. Principal risks include risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

Background

We account for our investment in Neonode AB in accordance with the AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or March 31, 2009.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 include the accounts of Neonode Inc and Neonode AB. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 include the accounts of Neonode Inc and Cypressen. The Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008 include the accounts of Neonode Inc and Cypressen.  All inter-company accounts and transactions have been eliminated in consolidation.

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

For the three months ended March 31, 2008, our revenues generated by the sale of Neonode AB’s mobile phones have consisted primarily by sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have a sufficient history of making price adjustments. Therefore, we deferred recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they resold our products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded an accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date, and legal title and risk of inventory loss passed to the distributor upon shipment.

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

Accounting for Debt Issued with Stock Purchase Warrants

We accounted for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, if they met equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves. The warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. As of December 31, 2008, all of the outstanding warrants are classified as equity.

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

FASB also issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which addresses the first part of paragraph 11A  of APB 14-1 as to whether or not a derivative is indexed to an entity’s own stock. EITF 07-05 requires Warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity under SFAS 133.  Prior to EITF 07-05, these ratchet provisions were only evaluated under EITF 00-19, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under EITF 07-05 they do.

On January 1, 2009, we adopted  FSP APB 14-1 and EITF 07-05. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under the guidance of EITF 07-05 and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2009 and December 31, 2008. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of March 31, 2009 and December 31, 2008, we had no unrecognized tax benefits.

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

Results of Operations

On December 9, 2008, our wholly owned Swedish subsidiary, Neonode AB filed for liquidation under the bankruptcy laws of Sweden. Pursuant to the Swedish bankruptcy laws, we are no longer responsible for the debt and liabilities nor do we have any ownership interest in the assets of Neonode AB as of the effective date of the bankruptcy filing, December 9, 2008. The Condensed  Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q and the discussion of our financial condition and results of operations for the three months ended March 31, 2008 appearing below include the results of operations of our former wholly owned subsidiary, Neonode AB, only from January 1, 2008 through March 31, 2008. Pursuant to AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

        On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (Cypressen), a Swedish engineering company, and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred Stock to the Cypressen Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. Neonode’s Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 include the accounts of Neonode Inc. and its new wholly owned subsidiary, Cypressen. The Condensed  Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q and the discussion of our financial condition and results of operations for the three months ended March 31, 2009 appearing below include the results of operations of our new wholly owned subsidiary, AB Cypressen, only from January 1, 2009 through March 31, 2009.

Net Sales

We did not have any net sales for the three months ended March 31, 2009.  Net sales for the three months ended March 31, 2008 were $391,000. Our revenue for the three month period ending March 31, 2008 were related to the sell-through of the  N2 phones that were shipped to our customer in prior periods.We did not ship any new N2 phones in the three months ended March 31, 2008.

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

License revenue for the three months ended March 31, 2008 amounted to $9,000. The license revenue reported in the three month period ending March 31, 2008 relates to residual license revenues from the sale of the SBE software business in August 2007.

We sold our mobile phone products through a direct sales force that supports our distributors.

Gross Margin (Loss)

Gross margin (loss) was ($250,000) for the three months ended March 31, 2008 . Our cost of goods include the direct cost of production of the phone plus indirect costs such as the cost of our internal production department and accrued estimated warranty costs. Gross loss for the three month period ending March 31, 2008 is a result of low sales volumes that were unable to efficiently absorb the cost of our internal production department.

Product Research and Development

             Product research and development (R&D) expenses for the three month period ending March 31, 2009  were $221,000 compared to $1.5 million for the same period in 2008.  Factors that contributed to the increase in R&D costs  include a quarter- over-quarter  increase in the headcount of our engineering department from 14  in three month period ending March 31, 2008 compared to five in the three months ended March 31, 2009.  In addition, we incurred approximately $400,000  in external consultancy costs related to the further development of the N2 as well as early stage development of successor products in the three months ended March 31, 2008 compared to no external development costs on 2009. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. We reorganized the Company on December 29, 2008 under Cypressen and hired R&D staff beginning  January 22, 2009.

Sales and Marketing

             Sales and marketing expenses for the three month period ended March 31, 2009 were $58,000 compared to $1.8 million for the same period in 2008. This decrease in 2009 as compared to 2008 is primarily related to decreases in product marketing activities such as advertising agency fees and marketing co-op expenses as well as an decrease in sales and marketing headcount . Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. We reorganized the Company on December 29, 2008 under Cypressen and hired one sales consultant. The expense for sales and marketing for the three months ended March 31, 2009 are comprised of the costs to attend one trade show and the costs related to the sales consultant.

General and Administrative

General and administrative expenses for the three months ended March 31, 2009 were $2.0 million compare to $2.5 million for the same period in 2008.

General and administrative expense for 2009 includes $1.6 million of non-cash amortization of compensation expense related to the $9.5 million fair value of the common stock issued to related parties to acquire Cypressen. The $9.5 million will be amortized to compensation expense over six quarters beginning January 1, 2009.

Interest Expense

Interest expense for the three month period ended March 31, 2009 was $3,000 as compared to $9,000 for the same period ended March 31, 2008. The decrease is primarily due to the conversion of substantially all the outstanding debt to equity on December 31, 2008.  $139,000 debt remains outstanding with a future quarterly interest expense of $3,000 until the note due date on August 31, 2010.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants

Charges related to debt extinguishments and debt discounts

Charges related to debt discounts and deferred financing fees for the three months ended March 31, 2008 amounted to $2.2 million. All debt, except $139,000 ,was converted to equity on December 31, 2009. As a result there are no charges related to debt discounts and deferred financing fees for the three months ended March 31, 2009.

Non-Cash valuation for Conversion Features and Warrants

Due to various previous financing arrangement as described in the notes to the financial statements, prior to conversion of warrants to equity we carried certain warrant as liabilities on our balance sheet. In addition, we recorded the value of the conversion features of the previous outstanding debt as a liability in our financial statements. These warrants and the value of the conversion features were valued at the end of each reporting period and marked to market. During the three months ended March 31, 2008, we recorded changes in the value of the warrants and conversion features amounting to a charge of $5.5 million. Factors that affect the valuation of the warrants and conversion features in the three month period ending March 31, 2008 were changes in our stock price, volatility of our stock price over time, interest rates and the time period remaining for the warrants and conversion features being valued.  All liabilities related to warrants and conversion features  were converted to equity or terminated on December 31, 2009.

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

FASB also issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which addresses the first part of paragraph 11A  of APB 14-1 as to whether or not a derivative is indexed to an entity’s own stock. EITF 07-05 requires Warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity under SFAS 133.  Prior to EITF 07-05, these ratchet provisions were only evaluated under EITF 00-19, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under EITF 07-05 they do.

On January 1, 2009, we adopted  FSP APB 14-1 and EITF 07-05. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under the guidance of EITF 07-05 and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations. We calculate the fair value each reporting period using the Black-Scholes option pricing model.

•
At March 31, 2009, the fair value of the outstanding warrants is 2.9 million and had been record as a liability recorded in “Embedded derivatives of warrants” with the corresponding expense recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009. The assumptions used for the Black-Scholes option pricing model at March 31, 2009 were a term of 4.1 years, volatility of 178% and a risk-free interest rate of 1.5%.

Gain on conversion and forgiveness of accounts payable

We converted approximately $53,000 of our accounts payable to792,912  shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as common stock additional paid in capital and the difference of $30,000 is include in Gain on Conversion and Forgiveness of Accounts Payable on our Condensed Consolidated Statements of Operations.

Deemed Divided to Preferred Stockholders

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one  to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock at a later date was $4.7 million based on our stock price on March  31, 2009.  On March 31, 2009 and December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a Deemed Divided to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

On December 31, 2008, we issued 92,795.94 shares of Series B Preferred Stock to warrant holders to convert their warrants to equity. On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 132.07 shares of common stock for each share of Series B Preferred Stock. Upon conversion, the shares of Series B Preferred Stock will convert into 12,255,560 shares of our common stock.

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009.  On March 31, 2009 and December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a Deemed Divided to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

Income Taxes

Our effective tax rate was 0% in the three months ended March 31, 2009 and 2008, respectively.  We recorded valuation allowances for the three month periods ending March 31, 2009 and 2008 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $7.8 million for the three month period ending March 31, 2009 compared to a net loss of $11.4 million in the comparable period in 2008.

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

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

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at March 31, 2009 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At March 31, 2009, we had cash and cash equivalents of $153,000 as compared to $17,000 at December 31, 2008. In the three month period ended March 31, 2009, $836,000 of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$3
Stock-based compensation expense	1,625
Debt and warrant conversion expense	2,741
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	2,808
Loss of retirement of assets	30
Gain on conversion and forgiveness of accounts payable	(55)
Total net non-cash items included in cash used in our operations	$7,152

Working capital deficit was $492,000 (current assets less current liabilities, not including non-cash warrant liability)at March 31, 2009, compared to working capital  deficit of $962,000 at December 31, 2008.

In the three month period ended March 31, 2008, we purchased $17,000 of fixed assets, consisting primarily of computers and engineering equipment.

In January and February 2009 we collected cash of $989,000, net of $133,000 in legal costs and amounts collected in December 2008, from a private placement financing transaction entered into on December 30, 2008 where we issued 112,190.40 shares of our Series A Preferred Stock to the investors for a total investment of $1,121,904.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

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

Internal Control over Financial Reporting

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, we used the criteria established in the framework on  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of March 31, 2009 due to a material weakness that existed in our internal controls relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2009, the following material weakness existed as of that date:

The Company’s controls over  accounting for certain financing transactions  did not operate effectively as of March 31, 2009.  In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) that resulted in accounting adjustments during our year-end audit.

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

None

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
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2009.

Neonode Inc.
Registrant

Date: May 15, 2009	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)