Form 10-Q
period 2009-06-30
Neonode, Inc
filed 2009-08-04
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The number of shares of registrant's common stock with par value $0.001 per share outstanding as of August 4, 2009 was  323,791,735.

Due to our current lack of cash resources, we were unable to obtain a review of the interim financial statements for the three and six months ended June 30, 2009  by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X. We plan to obtain such a review as soon as we are able to pay our registered independent accountants for their review.

PART I Financial Information

NEONODE INC.

INDEX TO JUNE 30, 2009 FORM 10-Q

PART I.           Financial Information
Item 1.  Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
	June	December
	30, 2009	31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7	$17
Prepaid expense	25	46
Other receivables	63	—
Total current assets	95	63

Property plant and equipment, net	16	116
Total assets	$111	$179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$65	$17
Accounts payable	730	688
Accrued expenses	291	320
Embedded derivatives of warrants	2,860	—
Total current liabilities	3,956	1,025

Long term convertible debt and leases	139	207

Total liabilities	4,085	1,232

Commitments and contingencies (note 8)

Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at June 30, 2009 and December 31, 2008, respectively; 248,333 shares issued and outstanding at June 30, 2009 and 855,522 at December 31, 2008, respectively. (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	1,061	3,531
Series B Preferred Stock, 108,850 shares authorized with par value $0.001at June 30, 2009 and December 31, 2008, respectively; 35,559 shares issued and outstanding at June 30, 2009 and 92,796 at December 31, 2008, respectively. (In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	1	2
Common stock, 700,000,000 shares authorized with par value $0.001at June 30, 2009 and December 31, 2008, respectively; 323,791,735 and 35,058,011 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	324	35
Additional paid in capital	69,194	60,090
Stock subscription receivable	—	(1,035)
Accumulated deficit	(74,554)	(64,602)
Total stockholders' deficit	(3,974)	(1,053)
Total liabilities and stockholders' deficit	$111	$179

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Total net sales	$—	$401	$—	$792
Cost of sales	—	8,382	—	9,023
Gross loss	—	(7,981)	—	(8,231)

Operating expenses:
Product research and development	211	1,173	432	2,665
Sales and marketing	82	1,136	139	2,966
General and administrative	237	1,645	681	4,158
Amortization of fair value of stock issued to related parties for purchase of AB Cypressen	1,584	—	3,168	—

Total operating expenses	2,114	3,954	4,420	9,789

Operating loss	(2,114)	(11,935)	(4,420)	(5,071)

Other income (expense, net):
Interest and other income, net	—	21	(30)	186
Interest expense	(4)	(84)	(6)	(93)
Foreign currency loss	(2)	—	(17)	—
Gain on conversion and forgiveness of accounts payable	—	—	55	—
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	15	(600)	(2,793)	(6,110)

Total other income (expense), net	9	(663)	(2,791)	(6,017)

Net loss	(2,105)	(12,598)	(7,191)	(24,037)

Deemed dividend to Preferred Stockholders	—	—	(2,741)	—

Net loss attributable to common stockholders	$(2,105)	$(12,598)	$(9,952)	$(24,037)

Loss attributable to common stockholders per common share:

Basic and diluted loss per share	$(0.01)	$(0.45)	$(0.10)	$(0.92)

Basic and diluted – weighted average shares used in per share computations	167,523	27,807	102,022	26,115

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,952)	$(24,037)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	3,244	949
Depreciation and amortization	4	257
Loss on retirement of assets	30	—
Deemed dividend related to debt and warrant conversion expense	2,741	—
Write-down of inventory to net realizable value	—	7,704
Gain on conversion to equity and forgiveness of accounts payable	(55)	—
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	2,793	6,110
Changes in operating assets and liabilities:
Accounts receivable	—	849
Inventories	—	(6,592)
Other assets	(63)	(219)
Prepaid expenses	21	(100)
Accounts payable and other accrued expense	187	1,759
Deferred revenue	—	(612)
Other liabilities	—	1,064
Net cash used in operating activities	(1,050)	(12,868)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	32
Purchase of property, plant and equipment	(17)	(312)
Net cash used in investing activities	(17)	(280)

Cash flows from financing activities:
Proceeds from issuance of notes	65	—
Proceeds from exercise of stock options	—	39
Proceeds from issuance of common stock	—	4,500
Proceeds from issuance of preferred stock	1,035	—
Equity issuance costs	(46)	(486)
Proceeds from exercise of option to invest in August note	—	375
Proceeds from exercise of re-priced warrants	—	4,756
Warrant re-pricing costs	—	(651)
Restricted cash	—	5,994
Net cash provided by financing activities	1,054	14,527
Effect of exchange rate changes on cash	3	(430)

Net increase (decrease) in cash and cash equivalents	(10)	949
Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$7	$2,096

Supplemental disclosure of cash flow information:
Interest paid	$6	$218
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in warrant re-pricing	$—	$13,786
Fair value of warrants issued to financial advisor	$—	$2,018
Fair value of warrants issued to bridge note holder	$—	$842
Conversion of September convertible notes	$—	$35
Value of August note surrendered towards the exercise of re-priced warrants	$—	$375
Fair value of conversion to common stock of Series A and B Preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$2,741	$—
Fair value of warrants	$2,860	—
Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$23	—
Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of AB Cypressen recorded as compensation expense	$3,168	$—

See notes to condensed consolidated financial statements

NEONODE INC
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to our current lack of cash resources, we were unable to obtain a review of the interim financial statements for the three and six months ended June 30, 2009  by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X. We plan to obtain such a review as soon as we are able to pay our registered independent accountants for their review.

1. Interim Period Reporting

The condensed consolidated balance sheet of Neonode Inc (the Company) as of December 31, 2008 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of expected results for the full 2009 fiscal year.

The accompanying financial data as of June 30, 2009 and for the three and six months ended June 30, 2009, and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2008.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We have incurred net operating losses and negative operating cash flows since inception. As of  June 30, 2009, we had an accumulated deficit of $74.6 million and working capital deficit (current assets less current liabilities, not including non-cash warrant liability) of $991,000. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter customer contracts with customers and raise additional funds through debt or equity. In December 2008, we completed a private placement offering of $1.1 million of our preferred stock and on June 22, 2009 we completed a $65,000 bridge loan that can be converted, at the holder’s option into any future financing that the company may compete by December 31, 2009 .

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

Refinancing and Capital Raising Transactions

            Series A Preferred Stock:

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1,121,904.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. As of June 30, 2009, investors in the private placement transaction exchanged 78,000 of the 112,190.40 shares of Series A Preferred stock that was issued to them and were issued 37,489,140 shares of our common stock.

On December 31, 2008, we issued 244,265.56 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock to holders of $6.2 million of convertible and promissory notes in exchange for the surrender of the Convertible Notes by the note holders. As of June 30, 2009, convertible debt holders exchanged 171,380.62 of the 244,265.56 shares of Series A Preferred stock that was issued to them and were issued 82,370,667 shares of our common stock.

On December 31, 2008, we acquired AB Cypressen nr 9683 (Cypressen) by issuing 495,000 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock  to the related party stockholders of AB Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders). Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. As of June 30, 2009, the prior  owners of Cypressen exchanged 332,808.79 of the 495,000 shares of Series A Preferred stock that was issued to them and were issued 159,985,889  shares of our common stock.

In addition, on December 31, 2008, we issued 4,067.02 shares of Series A Preferred Stock to Ellis International LP as full consideration for certain services supplied by Ellis International LP to the Company.   Upon conversion, the shares of Series A Preferred Stock will convert into 1,954,732 shares of our common stock. As of June 30, 2009, Ellis has not exchanged the Series A Preferred stock.

Series B Preferred Stock:

On December 31, 2008, we exchanged outstanding warrants to purchase 12,255,560 shares of our common stock by waving the warrant exercise price and issuing 92,795.22 shares of Series B Preferred Stock to warrant holders. At the date of issuance, these warrants had a conversion rate of one share of common stock for each share of Series B Preferred Stock. On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 132.07 shares of common stock for each share of Series B Preferred stock. As of June 30, 2009, the holders of the Series B Preferred stock  exchanged 54,714.75  of the  92,795.22 shares of Series B Preferred stock that was issued to them and were issued 7,226,178  shares of our common stock.

Conversion of Preferred Stock to Common Stock

	Shares of Preferred Stock Not Exchanged as of June 30, 2009	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock to Common Stock as of June 30, 2009

Series A Preferred stock	273,333.47	480.63	131,372,266
Series B Preferred stock	38,080.47	132.07	5,029,288
Total	311,413.94	-	136,401,554

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

We account for our investment in Neonode AB in accordance with the AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or June 30, 2009.

2.   Summary of significant accounting policies

       Fiscal Year

       Our fiscal year is the calendar year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 include the accounts of Neonode Inc and Neonode AB. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 include the accounts of Neonode Inc and Cypressen. The Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 include the accounts of Neonode Inc and Cypressen.  All inter-company accounts and transactions have been eliminated in consolidation.

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

4.   Convertible Debt and Notes Payable

Our convertible and bridge notes payable consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Senior Convertible Secured Notes	$139	$139
June 2009 Bridge Notes	65	—
Capital leases	—	85
Total	204	224

Less: short-term portion of long-term debt	65	17

Long-term debt	$139	$207

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2009	$—
2010	139
Total principal payments	$139

Senior Convertible Secured Notes

At June 30, 2009 and December 31, 2008, we had $139,000 of three-year promissory notes maturing on August 31, 2010, bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share.

All liabilities related to the convertible notes , except for the remaining $139,000, and warrants were extinguished on December 31, 2008 when the convertible notes were converted to equity.

June 2009 Bridge Notes

On June 22, 2009, we issued $65,000 of bridge notes maturing on December 31, 2009, bearing 15% interest per annum, convertible into future financing that the Company may enter into to under the same terms and conditions as such future financings, at the option of the note holders. Mr. Per Bystedt, Chairman of Board of Directors and CEO, purchase approximately $6,500 of the June Bridge Notes.

Senior Convertible Secured August Bridge Notes

On August 8, 2007, we made an offering of convertible notes pursuant to a Note Purchase Agreement (August Bridge Notes or Bridge Notes), dated as of July 31, 2007, amended most recently on March 24, 2008. The August Bridge Notes were originally convertible into the units described below. We received $3,250,000 from the August Bridge Note offering. The August Bridge Notes originally matured on December 31, 2007; however, the maturity date of these notes was extended to December 31, 2008.

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

•
The revalued liability of the embedded conversion feature related to the August Bridge Notes amounted to $1.2 million at June 30, 2008 which is an increase for the three months ended June 30, 2008 of $2.0 million from the $3.2 million recorded at March 31, 2008.

•
The revalued liability of the embedded conversion feature related to the August Bridge Notes amounted to $1.2 million at June 30, 2008 which is a decrease for the six months ended June 30, 2008 of $0.9 million from the $2.1 million recorded at December 31, 2007.

The value of the embedded conversion feature was revalued at each period-end and the liability is adjusted with the change recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008. The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 0.5 years, volatility of 107% and a risk-free interest rate of 2.17%.

On December 31, 2008, all of the August Bridge Notes plus accrued interest were converted into 123,641 shares of our Series A Preferred stock.  The liability related to the embedded conversion feature was extinguished on December 31, 2008 when the August Bridge Notes were converted to equity.

August Bridge Notes Extension Warrants

1st Extension Warrants

On September 26, 2007, the August Bridge Note holders were given three year warrants to purchase up to 219,074 shares (1st Extension Warrants) of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. The1st Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Prior to the conversion of the 1st Extension Warrants into shares of our Series B Preferred stock on December 31, 2008, the fair value of the1st Extension Warrants was recorded as a debt issuance cost and was allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. The liability for the 1st Extension Warrants issued to the August Bridge Note holders was revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items related to debt discounts and deferred financing fee and the valuation of conversion features and warrants.”

On December 31, 2008, all of the 1st Extension Warrants related to the Bridge Notes were exchanged into 1,659 shares of our Series B Preferred stock. The liability related to the 1st Extension Warrants was extinguished on December 31, 2008 when the Extension Warrants were converted to equity.

•
At June 30, 2008, the revalued liability related to the Bridge Notes1st Extension Warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share amounted to $21,000 resulting in a decrease of $451,000 for the three months ended June 30, 2008 and is included in “Non-cash financial items” .

•
At June 30, 2008, the revalued liability related to the Bridge Notes 1st Extension Warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share amounted to $21,000 resulting in a decrease of $587,000 for the six months ended June 30, 2008 and is included in “Non-cash financial items”.

The value of the 1st Extension Warrants was revalued at each period-end and the liability was adjusted with the change recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008. The assumptions used for the Black-Scholes option pricing model when calculating the value of the 1st Extension Warrants at June 30, 2008 were a term of 2.2 years, volatility of 143.84% and a risk-free interest rate of 2.7%.

2nd Extension Warrants

On May 21, 2008, the August Bridge Note holders that had not converted their debt were given additional three year warrants (2nd Extension Warrants) to purchase up to 510,294 shares of our common stock at a price of $1.45 per share in exchange for an agreement to extend the term of their notes from June 30, 2008 until December 31, 2008. The 2nd Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The liability for the 2nd Extension Warrants issued to the August Bridge Note holders was revalued at the end of each reporting period using the Black-Scholes option pricing model and the change in the liability is recorded as “Non-cash financing  items.”

•
At June 30, 2008, the  liability of the 2nd Extension Warrants amounted to $694,000 resulting in a decrease from May 21, 2008 in “Non-cash financial items” of $148,000 in the three and six months ended  June 30, 2008. The assumptions used for the Black-Scholes option pricing model when calculating the value of the 2nd Extension Warrants at June 30, 2008 were a term of 2.9 years, volatility of 132.08% and a risk-free interest rate of 2.9%.

On December 31, 2008, all of the 2nd Extension Warrants related to the Bridge Notes were exchanged for 3,864 shares of our Series B Preferred stock.  The liability related to the 2nd Extension Warrants was extinguished on December 31, 2008 when the Extension Warrants were converted to equity.

Option to Invest in August Bridge Notes

In conjunction with the issuance of the August Bridge Notes, we issued an investor an option to invest up to $750,000 under the same terms and conditions as the August Bridge Notes. The initial fair value of the option to invest was recorded as a deferred financing fee was allocated to interest expense using the effective interest rate method over the term of the Bridge Notes with the offset recorded as other current liability. The liability for the option to purchase additional August Bridge Notes is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items relating to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

•
The fair value of the option to purchase $750,000 of the August Bridge Notes originally issued on August 8, 2007 and due to expire on December 31, 2007 was extended in conjunction with a proposed financing transaction until March 15, 2008 and revalued based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the extended option to invest were a term of 0.21 years, volatility of 99% and interest rate of 3.36%. The fair value of the extension totaled $475,000 and was recorded as a deferred financing fee and was to be allocated to interest expense using the effective interest rate method over the 12 month remaining term of the August Bridge Notes with the offset recorded as other current liability. When this proposed financing transaction was abandoned in February 2008, the $475,000 value of the revalued option recorded as deferred financing fees was charged to “Financing fees and other non-cash financing items”.

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

•
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

•
On May 21, 2008, as part of the May 21, 2008 warrant repricing financing transaction, the  $375,000 of Bridge Note debt was cancelled and was converted into 295,275 shares common stock and 590,550 5-year warrants at an exercise price of $1.45 per share. The fair value of the 5-year warrants totaled $1.1 million and was calculated using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 110.28% and interest rate of 3.09%. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period.

On December 31, 2008, all of the 590,550 5-year warrants were exchanged for 4,471 shares of our Series B Preferred stock. The option to invest the remaining unexercised $375,000 of the original $750,000 option to invest terminated on December 31, 2008 without the option holder exercising the remaining unexercised portion of the option. The liability related to the five-year warrants was extinguished on December 31, 2008 when the five-year warrants were converted to equity.

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

The embedded conversion feature of the convertible debt issued on September 26, 2007 met the definition of a derivative financial instrument and was classified as a liability in accordance with SFAS 133 and EITF 00-19. The note holder had the right to convert the debt and accrued interest and the interest rate is calculated at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares of our common stock that the convertible note can be convertible into was not fixed. Prior to the conversion of the Convertible Notes into shares of our Series A Preferred stock on December 31, 2008, the embedded conversion features were revalued on each balance sheet date and marked to market with the adjusting entry to Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants ” on the Condensed Consolidated Statements of Operations .“

•
The liability of the embedded conversion feature of the debt issued in conjunction with the September 26, 2007 financing decreased to $1,000 at June 30, 2008 compared to $791,000 at March 31, 2008 with the offset of $790,000 for the three months ended June 30, 2009 recorded in “Non-cash financial items.” The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of .24 years, volatility of 184.27% and a risk-free interest rate of 1.90%.

•
The liability of the embedded conversion feature was $1,000 at June 30, 2008 compared to $1.5 million at December 31, 2007 with the decrease of $1.5 million for the six months ended June 30, 2008  recorded in “ Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations ”. The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of .24 years, volatility of 184.27% and a risk-free interest rate of 1.90%.

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

•
The fair value of the warrants issued in conjunction with the September 26, 2007 financing at June 30, 2008 decreased to $1.4 million compared to $6.6 million at March 31, 2008 and the offsetting amount of $5.2 million was recorded for the three months ended June 30, 2008  in “Non-cash charges for conversion features and warrants.” The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 4.24 years, volatility of 117% and a risk-free interest rate of 3.18%.

•
The value of these warrants at June 30, 2008 decreased to $1.4 million compared to $3.7 million at December 31, 2007and the offsetting amount of $2.3 million was recorded for the six months ended June 30, 2008 in Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 4.24 years, volatility of 117% and a risk-free interest rate of 3.18%.

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

•
At June 30, 2008, the fair value of the unit purchase warrants issued to Empire decreased to $132,000 from $402,000 at December 31, 2007 with the adjusting offset of $270,000 recorded for the three months ended June 30, 2008 in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 4.24 years, volatility of 100% and a risk-free interest rate of 3.18%.

•
At June 30, 2008, the fair value of the unit purchase warrants issued to Empire in conjunction with the September 26, 2007 financing decreased to $132,000 from $509,000 at December 31, 2007 with the adjusting offset of $377,000 recorded for the six months ended June 30, 2008 in “Non-cash charges for conversion features and warrants.” The assumptions used for the Black-Scholes option pricing model at June 30, 2008 were a term of 4.24 years, volatility of 100% and a risk-free interest rate of 3.18%.

On December 31, 2008, all of the unit purchase warrants related to the Senior Convertible Secured Notes were exchanged for 5,990 shares at no exercise price of our Series B Preferred stock. The liability related to the unit purchase warrants  was extinguished on December 31, 2008 when the unit purchase warrants were converted to equity.

Anti-Dilution Feature and Price Protection

Common Stock

The September 26, 2007 financing agreement contains anti-dilution features for each of the common stock, convertible debt and the warrants  whereby these instruments were protected separately for 18 months against future private placements made at lower share prices. On March 4, 2008, we issued 1,800,000 shares of common stock to investors of a private placement at a price of $2.50 per shares. The issuance of these shares triggered the anti-dilution  feature related to common stock issued in the September 26, 2007 financing transaction.  As a result we were required to issue an additional 207,492 shares of our common stock to investors in the September 26, 2007 financing. The fair value of the anti-dilution feature was calculated at June 30, 2008 using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of  0.73 years, volatility of 145.8% and a risk-free interest rate of 2.27%. The value of the anti-dilution feature at June 30, 2008 increased to $2.6 million compared to $1.4 million at March 31, 2008 and the offsetting amount of $1.2 million was recorded in “Non-cash charges for conversion features and warrants.” Because we reduced the outstanding debt to less than $2.0 million, the anti-dilution features contained in the financing agreement are no longer outstanding as of December 31, 2008.

Warrants

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

•
At June 30, 2009, the fair value of the outstanding warrants is $2.9 million and had been record as a liability recorded in “Embedded derivatives of warrants” with the corresponding expense, net of $67,000 that was previously recorded in equity, recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2009, the revalued fair value of the  outstanding warrants decreased by $34,000 from the initial $2.9 million at January 1, 2009 of which $15,000 of the total $34,000 reduction is recorded in the three months ended June 30, 2009.  The assumptions used for the Black-Scholes option pricing model at June 30, 2009 were a term of 4 years, volatility of 193% and a risk-free interest rate of 1.875%.

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

Series A Preferred Stock

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1. 1 million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. As of June 30, 2009, investors in the private placement transaction exchanged 78,000 of the 112,190.40 shares of Series A Preferred stock that was issued to them and were issued 37,489,140 shares of our common stock. We reclassified $0.8 million of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March  31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a Deemed Dividend to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009. As of June 30, 2009, convertible debt holders exchanged 171,380.62 of the 244,265.56 shares of Series A Preferred stock that was issued to them and were issued 82,370,667 shares of our common stock. We reclassified $1.7 million of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets.

The fair value of the conversion of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Cypressen that will be converted to a total of 237,911,185 shares of our common stock was $9.5 million based on our stock price on March  31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $12,000 fair value of the Series A preferred issued to the related parties prior to the shareholder approval is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . The ownership of the stock vests on a straight line basis over 18 months. The $9.5 million fair value of the common stock that will be issued upon conversion is amortized to compensation expense at the rate of $1.6 million per  quarter for six quarters beginning January 1, 2009. For the three and six months ending June 30, 2006, $1.6 and $3.2 million, respectively, is included in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as compensation expense included in our General and Administrative expense on our Condensed Consolidated Statements of Operations. As of June 30, 2009, the prior  owners of Cypressen exchanged 303,808.79 of the 495,000 shares of Series A Preferred stock that was issued to them and were issued 159,985,889  shares of our common stock. We reclassified $8,000 of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets.

Series B Preferred Stock:

On December 31, 2008, we issued 92,795.94 shares of Series B Preferred Stock to warrant holders to convert their warrants to equity. On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 132.07 shares of common stock for each share of Series B Preferred Stock. Upon conversion, the shares of Series B Preferred Stock will convert into a total of 12,255,560 shares of our common stock.

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . We recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a Deemed Dividend to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009. As of June 30, 2009, the holders of the Series B Preferred stock  exchanged 54,714.75  of the  92,795.22 shares of Series B Preferred stock that was issued to them and were issued 7,226,178  shares of our common stock. We reclassified $1,000 of the amount included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets.

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

        The following table shows the classification of our liabilities and equity  at June 30, 2009 that are subject to fair value measurements and the roll-forward of these liabilities and equity from December 31, 2008:

	June 30, 2009	Decrease	Increase	December 31, 2008

Series A Preferred stock	$1,061	$(2,470)	$-	$3,531
Series B Preferred stock	1	(1)	-	2
Fair value of Warrants	2,860	-	2,860	-
Total Preferred stock and warrants at Fair Value	$3,922	$(2,471)	$2,860	$3,533

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

Stock Options

As of June 30, 2009, we had four equity incentive plans:
•	The 1996 Stock Option Plan (the 1996 Plan), which terminated in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which terminated in June 2008 ;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of June 30, 2009:
•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at June 30, 2009:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	45,000	45,000	—	45,000
1998 Plan	51,495	51,495	—	51,495
Neonode Plan	353,190	353,190	—	353,190
2006 Plan	1,300,000	241,505	141,049	144,004
Director Plan	68,000	42,500	—	42,500

Total	1,817,685	733,690	141,049	636,189

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,322,978	$0.60 - $27.50	$2.85
Granted	—	—	—
Cancelled or expired	(589,288)	$0.60 - $12.95	2.08
Exercised	—	—	—
Outstanding at June 30, 2009	733,690	$1.41- $27.50	$3.46

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

We did not grant any stock options to employees or members of our Board of Directors (Board) during the three and six months ending June 30, 2009. We granted options to purchase 160,000 and 570,000 shares of our common stock to employees or members of our Board during the three and six month periods ending June 30, 2008, respectively. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

Salary expense for the three and months ending June 30, 2009 and 2008  includes a stock compensation charges relating to the above issuance of employee and director stock options. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

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

	Three months ended June 31, 2009	Three months ended June 30, 2008
Stock based compensation	$35	$59

	Six months ended June 30, 2009	Six months ended June 30, 2008	Remaining unamortized expense at June 30, 2009
Stock based compensation	$76	$949	$300

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 2 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the three months ended June 30	2008	2008
Expected life (in years)	N/A	4.08
Risk-free interest rate	N/A	1.68%
Volatility	N/A	117.01%
Dividend yield	N/A	0.00%

Options granted in the six months ended June 30	2008	2008
Expected life (in years)	N/A	2.67
Risk-free interest rate	N/A	2.86%
Volatility	N/A	150.56%
Dividend yield	N/A	0.00%

•	The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2008 was $1.82 and $2.43, respectively.
•	No options were granted or exercised during the three and six months ended June 30, 2009.

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

        We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of June 30, 2009 and December 31, 2008, respectively.

         We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2009 and December 31, 2008, respectively.

On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s Directors and Officer (D&O) insurance provider has extended coverage and will provide us with legal representation. Our D&O insurance policy has a $150,000 retention provision and we have recorded a liability related to the potential payment of the retention under our D&O insurance policy totaling $150,000 at June 30, 2009 and December 31, 2008, respectively.

On May 11, 2009, Mr. David Berman initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in the Company.  Mr. Berman, who was a client of Empire, invested $549,860.00 in the Company’s private placement offerings on March 4, 2008 and May 16, 2008 and purchased an additional 162,900 shares totaling $251,081.69 in the after market. The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s D&O insurance provider has extended coverage and will provide us with legal representation.

      We are the secondary guarantor on the sublease of our previous headquarters until March 2010. We believe we will have no liabilities on this guarantee and have not recorded a liability at June 30, 2009 and December 31, 2008, respectively.

9.   Net Loss Per Share

Basic net loss per common share for the three and six months ended June 30, 2009 and 2008 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

However, common stock equivalents of approximately 0 and 0 stock options and 2.1 million and 13.3 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the three months ended June 30, 2009 and 2008, respectively, due to their anti-dilutive effect.

Common stock equivalents of approximately 0 and 212,123 stock options and 2.1 million and 13.3 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2009 and 2008, respectively, due to their anti-dilutive effect.

Outstanding Warrants as of June 30, 2009

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrants	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Broker Warrants	5/20/2008	$1.27	161,074	5/20/2013
May 2008 Broker Warrants	5/20/2008	$1.45	481,457	5/20/2013
May 2008 Investor Warrants	5/20/2008	$1.45	1,476,068	5/20/2013
Total warrants outstanding			2,124,403

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 30,		June 30,
	2009	2008	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding	167,523	27,807	102,022	26,115
Number of shares for computation of net loss per share	137,523	27,807	102,022	26,115

Net loss	$(2,105)	$(12,598)	$(9,952)	$(24,037)

Net loss per share basic and diluted	$(0.01)	$(0.45)	$(0.10)	$(0.92)

(a)	In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

10.   Segment Information

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

Overview

        We specialize in user-friendly touchscreen solutions for hand-held devices, based on our innovative optical technology and products, which we refer to as zForce™, ClearTouch™ and SAT™.  Our mission is to make the easiest (to use and integrate), best (functionality and design) and cheapest touch screen solution for handheld  and small devices.

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

      We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We have incurred net operating losses and negative operating cash flows since inception. During the twelve months ended December 31, 2008, we raised approximately $9.6 million net cash though the sale of our securities, most recently $1.1 million on December 31, 2008 and $65,000 on June 22, 2009. Unless we are able to increase our revenues and decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through the end of 2009.

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

Background

We account for our investment in Neonode AB in accordance with the AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or June 30, 2009.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 include the accounts of Neonode Inc and Neonode AB. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and six months ended June30, 2009 include the accounts of Neonode Inc and Cypressen. The Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 include the accounts of Neonode Inc and Cypressen.  All inter-company accounts and transactions have been eliminated in consolidation.

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

For the three and six months ended June 30, 2008, our revenues generated by the sale of Neonode AB’s mobile phones have consisted primarily by sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have a sufficient history of making price adjustments. Therefore, we deferred recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they resold our products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded an accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date, and legal title and risk of inventory loss passed to the distributor upon shipment.

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

Hardware Product:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We will defer and recognize service revenue over the contractual period or as services are rendered. We will estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars or Euros. The software component of our hardware products is considered incidental.  Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale. To date, we have not sold any hardware products.

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

Software Products:

We may derive revenues from the following sources: (1) software, which includes our Neno™ software licenses and (2) engineering services, which include consulting. We will account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services. To date, we have not sold or licensed  any software products.

For software license arrangements that do not require significant modification or customization of the underlying software, we will recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We will initially defer all revenue related to the software license and maintenance fees until such time that we are able to establish Vendor Specific Objective Evidence (VSOE) for these elements of our software products.  Revenue deferred under these arrangements will be recognized to revenue over the expected contract term. We will also continue to defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted.

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We will recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers. To date, we have not sold any engineering services.

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

Similarly, if warrants meet the classification of liabilities in accordance with EITF 00-19, Accounting   for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock , then the fair value of the warrants is recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2009 and December 31, 2008. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of June 30, 2009 and December 31, 2008, we had no unrecognized tax benefits.

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

Results of Operations

On December 9, 2008, our wholly owned Swedish subsidiary, Neonode AB filed for liquidation under the bankruptcy laws of Sweden. Pursuant to the Swedish bankruptcy laws, we are no longer responsible for the debt and liabilities nor do we have any ownership interest in the assets of Neonode AB as of the effective date of the bankruptcy filing, December 9, 2008. The Condensed  Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q and the discussion of our financial condition and results of operations for the three and six months ended June 30, 2008 appearing below include the results of operations of our  former wholly owned subsidiary, Neonode AB, only from January 1, 2008 through June 30, 2008. Pursuant to AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

        On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (Cypressen), a Swedish engineering company, and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred Stock to the Cypressen Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. Neonode’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 include the accounts of Neonode Inc. and its new wholly owned subsidiary, Cypressen. The Condensed  Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q and the discussion of our financial condition and results of operations for the three and six months ended June 30, 2009 appearing below include the results of operations of our new wholly owned subsidiary, AB Cypressen, only from January 1, 2009 through June 30, 2009.

Net Sales

We did not have any net sales for the three and six months ended June 30, 2009.  Net sales for the three and six months ended June 30, 2008 were $401,000 and $792,000, respectively. Our revenue for the three and six months ending June 30, 2008 were related to the sell-through of the  N2 phones that were shipped to our customer in prior periods.

License revenue for the three and six months ended June 30, 2008 amounted to $0 and $9,000, respectively. The license revenue reported in the six months ended June 30, 2008 relates to residual license revenues from the sale of the SBE software business in August 2007.

We sold our mobile phone products through a direct sales force that supports our distributors.

Gross Loss

We did not have any revenues or cost of goods for the three and six months ended June 30, 2009. Our gross loss was $7.9 million and $8.2 million for the three and six months ended June 30, 2008, respectively. Our cost of goods include the direct cost of production of the phone plus indirect costs such as the cost of our internal production department and accrued estimated warranty costs. In the three months ended June 30, 2008, our cost of sales includes an inventory write-down charge of $7.7 million. We experienced limited success in selling our N2 mobile phone since introduction in 2007 and  reevaluated our selling efforts and the potential markets for the N2 during the second quarter of 2008. Based upon this reevaluation, we decided that it was probable that we would have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a write-down during the second quarter of 2008 reducing the value of our inventory to $6.0 million, which represented the estimated realizable value of our inventory at June 30, 2008. In addition our low sales volumes have been  unable to efficiently absorb the cost of our internal production department.

Product Research and Development

            Product research and development (R&D) expenses for the three months ended June 30, 2009 were $211,000 compared to $1.2 million for the same period  in 2008. R&D expenses for the six months ended June 30, 2009  were $432,000 compared to $2.7 million for the same six month  period  in 2008. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. We reorganized the Company on December 29, 2008 under Cypressen and hired R&D staff beginning  January 22, 2009. The primary factor that contributed to the decrease in R&D costs is the fact that in 2008 we employed 14 engineers compared to 6 in 2009.  In addition, in 2008 we employed numerous external consultants related to the further development of the N2 as well as early stage development of successor products. In 2009 we only employed limited external engineering resources.

Sales and Marketing

             Sales and marketing expenses for the three months ended June 30, 2009  were $82,000 compared to $1.1 million for the same period  in 2008.  Sales and marketing expenses for the six months ended June 30, 2009  were $139,000 compared to $3.0 million for the same six month  period  in 2008. This decrease in 2009 as compared to 2008 is primarily related to decreases in product marketing activities such as advertising agency fees and marketing co-op expenses as well as an decrease in sales and marketing headcount. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. We reorganized the Company on December 29, 2008 under Cypressen and hired one sales consultant. The expense for sales and marketing for the three and six months ended June 30, 2009 are comprised of the costs to attend one trade show and the costs related to the sales consultant.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009 were $237,000 compared to $1.7 million for the same period in 2008. General and administrative expenses for the six months ended June 30, 2009  were $681,000 compared to $4.2 million for the same six month  period  in 2008. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. After reorganization we have one full time CFO and one accounting consultant compared to six accounting personnel prior to reorganization. In addition our CEO is working without salary. The decrease in 2009 as compared to 2008 is primarily related to decreases in accounting and administrative headcount, legal and accounting fees, rent and travel expenses.

Amortization of Fair Value of Stock Issued to Related Parties for Purchase of AB Cypressen

Amortization of fair value of stock issued to related parties for purchase of AB Cypressen totals $1.6 million and $3.2 million of non-cash amortization of compensation expense for the three and six months ended June 30, 2009, respective, related to the $9.5 million fair value of the common stock issued to related parties to acquire Cypressen. The $9.5 million fair value of the stock issued to related parties for purchase of AB Cypressen is amortized to compensation expense over six quarters at the rate of $1.6 million per quarter, beginning January 1, 2009.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 was $3,000 and $6,000 as compared to $84,000 and $93,000  for the same periods ended June 30, 2008. The decrease is primarily due to the conversion of substantially all the outstanding debt to equity on December 31, 2008.  $139,000 debt remains outstanding with a future quarterly interest expense of $3,000 until the note due date on August 31, 2010.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants

Charges related to debt extinguishments and debt discounts

Charges related to debt discounts and deferred financing fees for the three months ended June 30, 2008 amounted to $12 million. We recorded a charge related to debt discounts and deferred financing fees for the six months ended June 30, 2008 totaling  $12.8 million. All debt, except $139,000 ,was converted to equity on December 31, 2009. As a result there are no charges related to debt discounts and deferred financing fees for the three and six months ended June 30, 2009.

Non-Cash valuation for Conversion Features and Warrants

Due to various financing arrangement as described in the notes to the financial statements, prior to the conversion of outstanding debt to equity on December 31, 2008, we carried certain warrants as liabilities on our balance sheet. In addition, we recorded the value of the conversion features in outstanding debt as liabilities in our financial statements. These warrants and the value of the conversion features were valued at the end of each reporting period and marked to market. During the three months ended June 30, 2008, we recorded changes in the value of the warrants and conversion features amounting to a benefit of $11.4 million. During the six months ended June 30, 2008, we recorded changes in the value of the warrants and conversion features amounting to a benefit of $6.7 million. All liabilities related to warrants and conversion features  were converted to equity or terminated on December 31, 2009.

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

•
At June 30, 2009, the fair value of the outstanding warrants is $2.9 million and had been record as a liability recorded in “Embedded derivatives of warrants” with the corresponding expense, net of $67,000 that was previously recorded in equity, recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2009, the revalued fair value of the  outstanding warrants decreased by $34,000 from the initial $2.9 million at January 1, 2009 of which $15,000 of the total $34,000 reduction is recorded in the three months ended June 30, 2009.  The assumptions used for the Black-Scholes option pricing model at June 30, 2009 were a term of 4 years, volatility of 193% and a risk-free interest rate of 1.875%.

Gain on conversion and forgiveness of accounts payable

We converted approximately $53,000 of our accounts payable to792,912  shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as common stock additional paid in capital and the difference of $30,000 is include in Gain on Conversion and Forgiveness of Accounts Payable on our Condensed Consolidated Statements of Operations, for the six months ended June 30, 2009.

 Deemed Divided to Preferred Stockholders

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one  to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock was $4.7 million based on our stock price on March  31, 2009, the date of shareholder approval.  On June 30, 2009 and December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  is included as a Deemed Divided to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and is included as a Deemed Divided to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

Income Taxes

Our effective tax rate was 0% in the three and six months ended June 30, 2009 and 2008, respectively.  We recorded valuation allowances for the six month ended June 30, 2009 and 2008 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss Attributable to Common Stockholders

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $2.1 million and $10.0 million for the three and six months ended June 30, 2009, respectively,  compared to a net loss attributable to common stockholders of $12.6 million and $24.0 million in the comparable periods in 2008.

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

On December 31, 2008, we completed certain refinancing and capital raising transactions, acquired Cypressen, and began operations with a primary focus on licensing our touchscreen technology to third party OEM customers. We currently have two customer designing prototype products integrating our touch screen solution but the products have not been released to the market as of June 30, 2009. In most circumstances our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from those technology license agreements.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at June 30, 2009 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At June 30, 2009, we had cash and cash equivalents of $7,000 as compared to $17,000 at December 31, 2008. In the six months  ended June 30, 2009, $1.1 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$4
Stock-based compensation expense	3,244
Debt and warrant conversion expense	2,741
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	2,793
Loss of retirement of assets	30
Gain on conversion and forgiveness of accounts payable	(55)
Total net non-cash items included in cash used in our operations	$8,757

Working capital deficit was $991,000 (current assets less current liabilities, not including non-cash warrant liability)at June 30, 2009, compared to working capital deficit of $962,000 at December 31, 2008.

In the six months ended June 30, 2009, we purchased $17,000 of fixed assets, consisting primarily of computers and engineering equipment.

In January and February 2009 we collected cash of $989,000, net of $133,000 in legal costs and amounts collected in December 2008, from a private placement financing transaction entered into on December 30, 2008 where we issued 112,190.40 shares of our Series A Preferred Stock to the investors for a total investment of $1,121,904.  On June 22, 2009, we issued notes in exchange for $65,000 in cash.

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

Item 4.                      Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

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

Internal Control over Financial Reporting

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria established in the framework on  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of March 31, 2009 due to a material weakness that existed in our internal controls relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of June 30, 2009, the following material weakness existed as of that date:

The Company’s controls over  accounting for certain financing transactions  did not operate effectively as of June 30, 2009.  In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) that resulted in accounting adjustments during our year-end audit.

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

PART II.            Other Information

ITEM  1.             Legal Proceedings

On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s Directors and Officer (D&O) insurance provider has extended coverage and will provide us with legal representation. Our D&O insurance policy has a $150,000 retention provision and we have recorded a liability related to the potential payment of the retention under our D&O insurance policy totaling $150,000 at June 30, 2009 and December 31, 2008, respectively.

On May 11, 2009, Mr. David Berman initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in the Company.  Mr. Berman, who was a client of Empire, invested $549,860.00 in the Company’s private placement offerings on March 4, 2008 and May 16, 2008 and purchased an additional 162,900 shares totaling $251,081.69 in the after market. The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s D&O insurance provider has extended coverage and will provide us with legal representation.

ITEM  2.             Unregistered Sales of Equity Securities

Series A Preferred Stock:

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1,121,904.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. As of June 30, 2009, investors in the private placement transaction exchanged 78,000 of the 112,190.40 shares of Series A Preferred stock that was issued to them and were issued 37,489,140 shares of our common stock.

On December 31, 2008, we issued 244,265.56 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock to holders of $6.2 million of convertible and promissory notes in exchange for the surrender of the Convertible Notes by the note holders. As of June 30, 2009, convertible debt holders exchanged 171,380.62 of the 244,265.56 shares of Series A Preferred stock that was issued to them and were issued 82,370,667 shares of our common stock.

On December 31, 2008, we acquired AB Cypressen nr 9683 (Cypressen) by issuing 495,000 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock  to the related party stockholders of AB Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders). Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. As of June 30, 2009, the prior  owners of Cypressen exchanged 332,808.79 of the 495,000 shares of Series A Preferred stock that was issued to them and were issued 159,985,889  shares of our common stock.

In addition, on December 31, 2008, we issued 4,067.02 shares of Series A Preferred Stock to Ellis International LP as full consideration for certain services supplied by Ellis International LP to the Company.   Upon conversion, the shares of Series A Preferred Stock will convert into 1,954,732 shares of our common stock. As of June 30, 2009, Ellis has not exchanged the Series A Preferred stock.

Series B Preferred Stock:

On December 31, 2008, we exchanged outstanding warrants to purchase 12,255,560 shares of our common stock by waving the warrant exercise price and issuing 92,795.22 shares of Series B Preferred Stock to warrant holders. At the date of issuance, these warrants had a conversion rate of one share of common stock for each share of Series B Preferred Stock. On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 132.07 shares of common stock for each share of Series B Preferred stock. As of June 30, 2009, the holders of the Series B Preferred stock  exchanged 54,714.75  of the  92,795.22 shares of Series B Preferred stock that was issued to them and were issued 7,226,178  shares of our common stock.

ITEM 3.	Defaults Upon Security Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit #	Description
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
4.1
Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 ( incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008 )

4.2	Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009

10.1	Senior Secured Note, dated August 8, 2007 ( incorporated by reference to Exhibit 10.22(a) of our Current Report on Form 8-K filed on October 2, 2007 )
10.2	Amendment to Senior Secured Note, dated September 10, 2007 ( incorporated by reference to Exhibit 10.22(b) of our Current Report on Form 8-K filed on October 2, 2007 )
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

10.15	Note Conversion Agreement, dated December 31, 2008 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2008)
10.16	Share Exchange Agreement, dated December 30, 2008 ( incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 31, 2008)
10.17	Series A Stock Subscription Agreement, dated December31, 2008 ( incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 31, 2008)
10.18	Warrant Conversion Agreement, dated December 31, 2008 ( incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 31, 2008 )
10.19	Employment Agreement with Per Bystedt( incorporated by reference exhibit to our Current Report on Form 10-K filed on April 15, 2009 )
10.20	Employment Agreement with Thomas Eriksson ( incorporated by reference exhibit to our Current Report on Form 10-K filed on April 15, 2009 )
10.21	Employment Agreement with Magnus Goertz( incorporated by reference exhibit to our Current Report on Form 10-K filed on April 15, 2009 )
10.22	Amended and Restated Certificate of Incorporation of Neonode Inc. dated April 17, 2009
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 4, 2009.

Neonode Inc.
Registrant

Date: August 4, 2009	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)