Form 10-Q
period 2009-09-30
Neonode, Inc
filed 2009-10-22
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☐                                               Accelerated filer  ☐

Non-accelerated filer  ☐                                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The number of shares of registrant's common stock with par value $0.001 per share outstanding as of October 11, 2009 was  411,472,042.

Due to our current lack of cash resources, we were unable to obtain a review of the interim financial statements for the three and nine months ended September 30, 2009, by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X. We plan to obtain such a review as soon as we are able to pay our registered independent accountants for their review.

PART I  Financial Information

NEONODE INC.

PART I.        Financial Information
Item 1.          Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September	December
	30, 2009	31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$309	$17
Prepaid expense	62	46
Other receivables	43	--
Total current assets	414	63

Property plant and equipment, net	16	116
Total assets	$430	$179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$139	$17
Accounts payable	680	688
Accrued expenses	402	320
Embedded derivatives of convertible debt	1,568	--
Embedded derivatives of warrants	2,199	--
Total current liabilities	4,988	1,025

Long term convertible debt and leases	42	207

Total liabilities	5,030	1,232

Commitments and contingencies (note 8)

Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at September 30, 2009 and December 31, 2008, respectively; 96,545 shares issued and outstanding at September 30, 2009 and 855,522 at December 31, 2008, respectively. (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	880	3,531
Series B Preferred Stock, 108,850 shares authorized with par value $0.001at September 30, 2009 and December 31, 2008, respectively; 17,267 shares issued and outstanding at September 30, 2009 and 92,796 at December 31, 2008, respectively. (In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	--	2
Common stock, 700,000,000 shares authorized with par value $0.001at September 30, 2009 and December 31, 2008, respectively; 411,454,042 and 35,058,011 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	412	35
Additional paid in capital	72,317	60,090
Stock subscription receivable	--	(1,035)
Accumulated deficit	(78,209)	(64,602)
Total stockholders' deficit	(4,600)	(1,053)
Total liabilities and stockholders' deficit	$430	$179

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Total net sales	$--	$2,137	$--	$2,929
Cost of sales	--	5,330	--	14,323
Gross loss	--	(3,163)	--	(11,394)

Operating expenses:
Product research and development	168	582	603	3,247
Sales and marketing	121	878	257	3,844
General and administrative	798	1,224	1,475	5,382
Amortization of fair value of stock issued to
related parties for purchase of AB Cypressen	1,584	--	4,752	--

Total operating expenses	2,668	2,684	7,087	12,473

Operating loss	(2,668)	(5,847)	(7,087)	(23,867)

Other income (expense, net):
Interest and other income, net	--	5	(30)	17
Interest expense	(14)	(162)	(20)	(276)
Foreign currency loss	(66)	(1,044)	(85)	(850)
Gain on conversion and forgiveness of
accounts payable	--	--	55	--
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(907)	(668)	(3,700)	(6,778)

Total other income (expense), net	(987)	(1,869)	(3,780)	(7,887)

Net loss	(3,655)	(7,716)	(10,867)	(31,754)

Deemed dividend to Preferred Stockholders	--	--	(2,741)	--

Net loss attributable to common stockholders	$(3,655)	$(7,716)	$(13,608)	$(31,754)

Loss attributable to common stockholders per common share:

Basic and diluted loss per share	$(0.01)	$(0.26)	$(0.07)	$(1.16)

Basic and diluted – weighted average
shares used in per share computations	366,151	30,010	191,151	27,428

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,608)	$(31,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	5,473	1,074
Depreciation and amortization	3	330
Gain on retirement of assets	30	(16)
Deemed dividend related to debt and warrant conversion expense	2,741	--
Write-down of inventory to net realizable value	--	9,823
Gain on conversion to equity and forgiveness of accounts payable	-55	--
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	3,700	6,778
Changes in operating assets and liabilities:
Accounts receivable	--	905
Inventories	--	(3,688)
Other assets	(43)	80
Prepaid expenses	(16)	(653)
Accounts payable and other accrued expense	173	3,360
Deferred revenue	--	(2,088)
Other liabilities	--	728
Net cash used in operating activities	(1,602)	(15,121)

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	32
Purchase of property, plant and equipment	(17)	(205)
Net cash used in investing activities	(17)	(173)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	837	--
Proceeds from exercise of stock options	--	59
Proceeds from issuance of common stock	--	4,515
Proceeds from issuance of preferred stock	1,035	--
Equity issuance costs	(46)	(486)
Proceeds from exercise of option to invest in August note	--	375
Proceeds from exercise of re-priced warrants	--	4,756
Warrant re-pricing costs	--	(651)
Restricted cash	--	5,554
Net cash provided by financing activities	1,826	14,122
Effect of exchange rate changes on cash	85	80

Net increase (decrease) in cash and cash equivalents	207	(1,092)
Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$309	$55

Supplemental disclosure of cash flow information:
Interest paid	$9	$218
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in warrant re-pricing	$--	$13,786
Fair value of warrants issued to financial advisor	$--	$2,018
Fair value of warrants issued to bridge note holder	$--	$842
Conversion of September convertible notes	$--	$35
Value of August note surrendered towards the exercise of re-priced warrants	$--	$375
Fair value of conversion to common stock of Series A and B Preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$2,741	$--
Fair value of warrants with price protection	$2,119	$--
Fair value of warrants issued in Sept 2009 convertible debt transaction	$794	$--
Fair value of warrants issued to employees	$615	$--
Fair value of embedded conversion feature of convertible debt issued in September 2009 financing transaction	$1,568	$--
Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$23	--
Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of AB Cypressen recorded as compensation expense	$4,752	$--

See notes to condensed consolidated financial statements

NEONODE INC
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Due to our current lack of cash resources, we were unable to obtain a review of the interim financial statements for the three and nine months ended September 30, 2009, by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X. We plan to obtain such a review as soon as we are able to pay our registered independent accountants for their review.

1.     Interim Period Reporting

The condensed consolidated balance sheet of Neonode Inc. (the “Company”) as of December 31, 2008 is derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of expected results for the full 2009 fiscal year.

The accompanying financial data as of September 30, 2009 and for the three and nine months ended September 30, 2009, and 2008 has been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2008.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2009, we had an accumulated deficit of $78.2 million and working capital deficit (current assets less current liabilities, not including non-cash warrant liability) of $807,000. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into customer contracts with customers and to raise additional funds through debt or equity. In December 2008, we completed a private placement offering of $1.1 million of our preferred stock. During the period from August 25, 2009 through September 30, 2009, we completed a private placement of convertible notes and stock purchase warrants totaling $837,000. We received an additional $122,000 in cash proceeds related to the private placement of convertible notes and stock purchase warrants in October 2009 for a total $959,000 cash receipts as of October 14, 2009.

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

September 30, 2009 Convertible Debt Financing Transaction

During the period from August 25, 2009 through September 30, 2009, we completed a private placement of convertible notes totaling $837,000 that can be converted, at the holder’s option, into 41,843,200 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition we issued 20,921,600 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

December 31, 2008 Refinancing and Capital Raising Transaction

            Series A Preferred Stock:

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1,121,904.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. As of September 30, 2009, investors in the private placement transaction exchanged 103,000 of the 112,190.40 shares of Series A Preferred stock issued to them and were issued 49,504,890 shares of our common stock.

On December 31, 2008, we issued 244,265.56 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock to holders of $6.2 million of convertible and promissory notes in exchange for the surrender of the Convertible Notes by the note holders. As of September 30, 2009, convertible debt holders exchanged 171,380.62 of the 244,265.56 shares of Series A Preferred stock issued to them and were issued 82,370,667 shares of our common stock.

On December 31, 2008, we acquired AB Cypressen nr 9683 (Cypressen) (renamed Neonode Technologies AB) by issuing 495,000 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to the related party stockholders of AB Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders). Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly-owned subsidiary of the Company. As of September 30, 2009, the prior owners of Neonode Technologies AB exchanged all 484,596.96 of the 495,000 shares of Series A Preferred stock issued to them and were issued 232,911,837 shares of our common stock.

In addition, on December 31, 2008, we issued 4,067.02 shares of Series A Preferred Stock to Ellis International LP (Ellis) as full consideration for certain services supplied by Ellis to the Company.   Upon conversion, the shares of Series A Preferred Stock will convert into 1,954,732 shares of our common stock. As of September 30, 2009, Ellis has not exchanged the Series A Preferred stock.

Series B Preferred Stock:

On December 31, 2008, we exchanged outstanding warrants to purchase 12,255,560 shares of our common stock by waving the warrant exercise price and issuing 92,795.22 shares of Series B Preferred Stock to warrant holders. At the date of issuance, these warrants had a conversion rate of one share of common stock for each share of Series B Preferred Stock. On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 132.07 shares of common stock for each share of Series B Preferred stock. As of September 30, 2009, the holders of the Series B Preferred stock  exchanged 75,528.92 of the 92,795.22 shares of Series B Preferred stock issued to them and were issued 9,975,104 shares of our common stock.

Conversion of Preferred Stock Issued in the December 31, 2008 Financing Transaction to Common Stock

	Shares of Preferred Stock Not Exchanged as of September 30, 2009	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock to Common Stock as of September 30, 2009

Series A Preferred stock	96,545.30	480.63	46,402,568
Series B Preferred stock	17,266.65	132.07	2,280,407
Total	113,811.95		48,682,975

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may chose not to convert their preferred stock to shares of our common stock.

Neonode AB Bankruptcy

On December 9, 2008, Neonode AB, our former wholly owned subsidiary located in Sweden, filed for liquidation under the bankruptcy laws in Sweden. Under Swedish bankruptcy law, effective with the bankruptcy filing we no longer have an ownership interest in Neonode AB, and as such, we are no longer responsible for the liabilities of Neonode AB and we no longer have title or an ownership interest in the assets of Neonode AB. The Swedish bankruptcy court appointed a Swedish legal firm as receiver with the expressed duty to liquidate all the assets of Neonode AB and enter into final settlements with the creditors of Neonode AB.

We account for our investment in Neonode AB in accordance with the AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or September 30, 2009.

2.    Summary of significant accounting policies

       Fiscal Year

       Our fiscal year is the calendar year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 include the accounts of Neonode Inc. and Neonode AB. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 include the accounts of Neonode Inc. and Neonode Technologies AB. The Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008 include the accounts of Neonode Inc. and Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Segment information

We have one reportable segment. The segment is evaluated based on consolidated operating results. We currently operate in one industry segment; the development of touch screen technology. In 2008 we also operated in the development and selling of multimedia mobile phones. To date, we have carried out substantially all of our operations through our subsidiary in Sweden.

New Accounting Pronouncements

The following are the expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determine the effect, if any, that the adoption of these pronouncements would have on our results of operations or financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of this standard did not have an impact on the financial results of the Company on the date of adoption.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and its related interpretations (together SFAS 133), and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on our financial position.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criterion of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The adoption of EITF 07-05 did not have a significant impact on our consolidated financial statements, as the fair value of any financial instruments and related conversion features are not significant.

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

         In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented. The adoption of FSP APB 14-1 did not have a significant impact on our financial position and operating results, as the embedded conversion features of our convertible debt instruments had been accounted for as a derivative.

          In April 2009, the FASB issued FSP SFAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is always recognized in earnings, and the amount related to other factors (referred to as noncredit losses), which may be either recognized in other comprehensive income or earnings, depending on facts and circumstances. The noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security, and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to assess and, if necessary, to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit loss component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP 115-2 and 124-2 as of July 1, 2009. The adoption of SFAS 115-2 and FAS 124-2 did not have any financial impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 as of July 1, 2009, and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.

        In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 on July 1, 2009 and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.

         In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, or for our quarter ended September 30, 2009, and will be applied prospectively.

         In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification for our quarter ending December 31, 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification.

4.    Convertible Debt and Notes Payable

Our convertible and bridge notes payable consists of the following (in thousands):

	September 30, December 31,
	2009	2008

Senior Convertible Secured Notes	$139	$139
September 2009 Convertible Notes (Face value of notes equals $836,864 on September 30, 2009)	42	--
Capital leases	--	85
Total	181	224

Less: short-term portion of long-term debt	139	17

Long-term debt	$42	$207

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2009	$--
2010	181
Total principal payments	$181

Senior Convertible Secured Notes

At September 30, 2009 and December 31, 2008, we had $139,000 of three-year promissory notes maturing on August 31, 2010, bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share. The Senior Convertible Secured Notes are due August 26, 2010 and are classified as a current liability on our balance sheet as of September 30, 2009.

September 30, 2009 Convertible Debt Financing Transaction

During the period from August 25, 2009 through September 30, 2009, we completed a private placement of convertible notes totaling $837,000 that can be converted, at the holder’s option, into 41,843.200 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%,  payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued  20,921,600 three year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six month anniversary date of issuance until the warrant expiration date. Mr. Per Bystedt, our Chairman and Chief Executive Officer, and a company controlled by Mr. Bystedt invested a total of $116,000 of the $837,000 raised in the private placement financing transaction. Mr. Bystedt and a company controlled by Mr. Bystedt received a total of 2,892,300 warrants to purchase our common stock and the convertible notes can be converted into a total of 5,784,600 shares of our common stock. We are not obligated to register the common stock related to the convertible debt or the warrants.

Accounting for Debt Issued with Detachable Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with APB Opinion 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants, if the warrants meet equity classification. We allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. At each balance sheet date we make a determination if these warrants instruments are classified as liabilities or equity.  The warrants were classified as equity pursuant to the guidance provided in paragraph 17 of EITF 00-19. The warrants were recorded among “Common Stock Additional Paid in Capital” and are valued at fair value at the end of each reporting period using the Black-Scholes option pricing model. As of September 30, 2009, all of the 20,921,600 outstanding warrants issued in conjunction with the September 30, 2009 convertible debt financing transaction were classified as equity.

At September 30, 2009, the fair value of the warrants to purchase 20,921,600 shares of our common stock issued pursuant to the September 30, 2009 convertible debt financing transaction at a price of $0.04 per share amounted to $794,000 and is included on our balance sheet in “Common Stock Additional Paid in Capital” and as a “Debt Discount.” The “Debt Discount” is an offset to “Long Term Notes Payable and Leases.” The $794,000 debt discount will be amortized to interest expense over the 15 month term of the September 30, 2009 convertible debt using the effective interest rate method, beginning October 1, 2009. Recording the reduction to the debt discount each period will increase the interest expense and accrete the Notes Payable to the $837,000 face value of the notes on the notes due date of December 31, 2010. The assumptions used for the Black-Scholes option pricing model at September 30, 2009 were a term of 3 years, volatility of 226.79% and a risk-free interest rate of 1.00%.

Accounting for Debt Issued with an Embedded Conversion Feature

        The embedded conversion feature of the convertible debt issued on September 30, 2009 meets the definition of a derivative financial instrument and is classified as a liability in accordance with SFAS 133 and EITF 00-19. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for 15 months or as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants ” on the Condensed Consolidated Statements of Operations.

The fair value of the embedded conversion feature of the debt issued in conjunction with the September 30, 2009 convertible debt financing transaction is $1,568,000 at September 30, 2009 and is included in  “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on our Statement of Operations for the three and nine months ended September 30, 2009 and is include on our Balance Sheet as of September 30, 2009 in “Embedded Derivatives of Notes.” The assumptions used for the Black-Scholes option pricing model at September 30, 2009 were a term of 1.27 years, volatility of 299.5% and a risk-free interest rate of 1.0%.

Senior Convertible Secured August Bridge Notes

(All of the Senior Convertible Secured August Bridge Notes were converted to share of our Series A Preferred Stock on December 31, 2008)

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

The August Bridge Notes were due December 31, 2008, and bore 8% per annum interest and were convertible into purchase units that are made up of a combination of shares of our common stock, convertible debt and warrants. The note holders had a right to convert their notes plus accrued interest anytime before December 31, 2008 into purchase units. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $1.27 per share. Prior to the conversion of the Bridge Notes into shares of our Series A Preferred stock on December 31, 2008, for accounting purposes, the embedded conversion feature was determined to meet the definition of a derivative and was recorded as liability. This was because the holder of the notes could convert debt and accrued interest, where interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares into which the instrument could be convertible was not fixed. Accordingly, the embedded conversion feature was bifurcated from the debt host instrument and treated as a liability, with the offset to debt discount. The related warrants were also recorded as a liability for the same reason.

The revalued liability of the embedded conversion feature related to the August Bridge Notes amounted to $1.2 million at September 30, 2008 which is an increase for the three months ended September 30, 2008 of $16,000 and a decrease of $0.9 million for the nine months ended September 30, 2008. The value of the embedded conversion feature was revalued at each period-end and the liability is adjusted with the change recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008. The assumptions used for the Black-Scholes option pricing model at September 30, 2008 were a term of 0.25 years, volatility of 131% and a risk-free interest rate of 0.9%.

On December 31, 2008, all of the August Bridge Notes plus accrued interest were converted into 123,641 shares of our Series A Preferred stock.  The liability related to the embedded conversion feature was extinguished on December 31, 2008 when the August Bridge Notes were converted to equity.

August Bridge Notes Extension Warrants

 (All of the Senior Convertible Secured August Bridge Notes Extension Warrants were converted to share of our Series B Preferred Stock on December 31, 2008)

1st Extension Warrants

On September 26, 2007, the August Bridge Note holders were given three year warrants to purchase up to 219,074 shares (1st Extension Warrants) of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. The 1 st Extension Warrants were classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Prior to the conversion of the 1st Extension Warrants into shares of our Series B Preferred stock on December 31, 2008, the fair value of the 1 st Extension Warrants was recorded as a debt issuance cost and was allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. The liability for the 1st Extension Warrants issued to the August Bridge Note holders was revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items related to debt discounts and deferred financing fee and the valuation of conversion features and warrants.”

On December 31, 2008, all of the 1st Extension Warrants related to the Bridge Notes were exchanged into 1,659 shares of our Series B Preferred stock. The liability related to the 1 st Extension Warrants was extinguished on December 31, 2008 when the Extension Warrants were converted to equity.

At September 30, 2008, the revalued liability related to the Bridge Notes 1 st Extension Warrants to purchase up to 219,074 shares of our common stock at a price of $3.92 per share amounted to $6,000 resulting in a decrease of $15,000 and $602,000 for the three and nine months ended September 30, 2008, respectively, and is included in “Non-cash items related to debt discounts and deferred financing fee and the valuation of conversion features and warrants.”

The value of the 1st Extension Warrants was revalued at each period-end and the liability was adjusted with the change recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008. The assumptions used for the Black-Scholes option pricing model when calculating the value of the 1st Extension Warrants at September 30, 2008 were a term of 2.0 years, volatility of 169.71% and a risk-free interest rate of 2.0%.

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

At September 30, 2008, the  liability of the 2nd Extension Warrants amounted to $695,000 resulting in a $1,000 increase and a $147,000 decrease for the three and nine months ended September 30, 2008 and is  included in  “Non-cash financial items.” The assumptions used for the Black-Scholes option pricing model when calculating the value of the 2nd Extension Warrants at September 30, 2008 were a term of 2.6 years, volatility of 156.01% and a risk-free interest rate of 2.2%.

On December 31, 2008, all of the 2nd Extension Warrants related to the Bridge Notes were exchanged for 3,864 shares of our Series B Preferred stock.  The liability related to the 2nd Extension Warrants was extinguished on December 31, 2008 when the Extension Warrants were converted to equity.

Option to Invest in August Bridge Notes

(All of the Option to Invest in August Bridge Notes Warrants were converted to share of our Series B Preferred Stock on December 31, 2008)

In conjunction with the issuance of the August Bridge Notes, we issued an investor an option to invest up to $750,000 under the same terms and conditions as the August Bridge Notes. The initial fair value of the option to invest was recorded as a deferred financing fee was allocated to interest expense using the effective interest rate method over the term of the Bridge Notes with the offset recorded as other current liability. The liability for the option to purchase additional August Bridge Notes was revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items relating to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

The fair value of the option to purchase $750,000 of the August Bridge Notes originally issued on August 8, 2007 and due to expire on December 31, 2007 was extended in conjunction with a proposed financing transaction until March 15, 2008 and revalued based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the extended option to invest were a term of 0.21 years, volatility of 99% and interest rate of 3.36%. The fair value of the extension totaled $475,000 and was recorded as a deferred financing fee and was to be allocated to interest expense using the effective interest rate method over the 12 month remaining term of the August Bridge Notes with the offset recorded as other current liability. When this proposed financing transaction was abandoned in February 2008, the $475,000 value of the revalued option recorded as deferred financing fees was charged to “Financing fees and other non-cash financing items.”

On March, 31, 2008, the expiration date of the option was extended again to June 30, 2008. The value of the extension of this option was calculated using the Black-Scholes option pricing model and amounted to $43,000. The assumptions used for the Black-Scholes option pricing model were a term of 0.27 years, volatility of 72% and interest rate of 1.24%. The $43,000 fair value of the warrants was recorded as a liability with the corresponding amount recorded as a non-cash finance expense.

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

Senior Convertible Secured Notes September 26, 2007 Financing

Convertible Notes

 (All of the Senior Convertible Secured Notes, except for $139,000, were converted to shares of our Series A Preferred Stock on December 31, 2008)

On September 26, 2007, we sold $5.7 million of securities in a private placement, comprised of $2.9 million of three-year promissory notes bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 952,499 shares of our common stock, and 5-year warrants to purchase 1,326,837 shares of our common stock at a price of $3.92 per share.

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

The embedded conversion feature of the convertible debt issued on September 26, 2007 met the definition of a derivative financial instrument and was classified as a liability in accordance with SFAS 133 and EITF 00-19. The note holders had the right to convert the debt and accrued interest and the interest rate is calculated at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into was not fixed. Prior to the conversion of the Convertible Notes into shares of our Series A Preferred stock on December 31, 2008, the embedded conversion features were revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations.

The liability of the embedded conversion feature of the debt issued in conjunction with the September 26, 2007 financing was $0 at September 30, 2008, because the company’s right to repurchase the notes expired on September 25, 2008, resulting in a $1,000  and $1.4 million decrease for the three and nine months ended September 30, 2008, compared to the fair value of the embedded conversion feature at June 30, 2008 and December 31, 2007.

On December 31, 2008, $3.1 million of the Senior Secured Convertible Notes plus accrued interest were converted into 120,624 shares of our Series A Preferred stock. After conversion, $139,000 of the Senior Secured convertible Notes, due August 31, 2010, remain outstanding. The liability, except for the $139,000 that remains outstanding related to the Senior Secured Convertible Notes, was extinguished on December 31, 2008 when the Senior Secured Convertible Notes were converted to equity.

Warrants

(All of the Warrants, except for 5,804, related to the Senior Convertible Secured Notes were converted to shares of our Series B Preferred Stock on December 31, 2008)

The 5-year warrants to purchase 1,432,449 shares of our common stock at a price of $3.92 per share   issued in conjunction with the September 26, 2007 financing met the definition of a liability pursuant to the provisions of EITF No. 00-19. The fair value of the warrants was calculated using the Black-Scholes option pricing model. Prior to the conversion of the Warrants into shares of our Series B Preferred stock on December 31, 2008, the fair value of the Warrants was recorded as a liability. The liability for the Warrants issued to Senior Convertible Secured Notes from September 2007 was revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” for the three and nine months ending September 30, 2008.

The fair value of the warrants issued in conjunction with the September 26, 2007 financing at September 30, 2008 increased to $1.5 million compared to $1.4 million  and $4.0 million at June 30, 2008 and December 31, 2007, respectively, and the offsetting amount of $51,000 and $2.5 million was recorded for the three and nine months ended September 30, 2008  in “Non-cash charges for conversion features and warrants.” The assumptions used for the Black-Scholes option pricing model at September 30, 2008 were a term of 4.0 years, volatility of 138.87% and a risk-free interest rate of 2.6%.

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

At December 31, 2008, The remaining outstanding 5,804 warrants no longer met the classification of liabilities in accordance with EITF 00-19 since the anti-dilution feature related to September 26, 2007 financing expired when the face value of the remaining outstanding Senior Secured Convertible Notes dropped below $2,000,000.  The fair value of the warrants was measured at year end and the change in the fair value is included in the Consolidated Statements of Operations in the “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants.” The fair value of $174.00 is included in equity as of December 31, 2008.

Placement Agent Warrants

 (All of the Placement Agent Warrants related to the Senior Convertible Secured Notes were converted to shares of our Series B Preferred Stock on December 31, 2008)

As part of the September 26, 2007 Private Placement, we issued 142.875 unit purchase warrants to Empire Asset Management Company (“Empire”) for financial advisory services provided in connection with the placement. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a five-year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance the unit purchase warrants met the definition of a liability pursuant to the provisions of EITF No. 00-19. The fair value of the warrants was calculated using the Black-Scholes option pricing model. Prior to the conversion of certain of  the Warrants into shares of our Series B Preferred stock on December 31, 2008, the fair value of the Warrants was recorded as a liability. The liability for the Warrants issued to Empire were revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

At September 30, 2008, the fair value of the unit purchase warrants issued to Empire decreased to $124,000 from $132,000  and $509,000 at June 30, 2008 and December 31, 2007, respectively, with the adjusting offset of $8,000 and $385,000 recorded for the three and nine months ended September 30, 2008 in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. The assumptions used for the Black-Scholes option pricing model at September 30, 2008 were a term of 4.0 years, volatility of 114% and a risk-free interest rate of 2.63%.

On December 31, 2008, all of the placement agent unit purchase warrants related to the Senior Convertible Secured Notes were exchanged for 5,990 shares, at no exercise price, of our Series B Preferred stock. The liability related to the placement agent unit purchase warrants was extinguished on December 31, 2008 when the unit purchase warrants were converted to equity.

Anti-Dilution Feature and Price Protection

Common Stock

The September 26, 2007 financing agreement contains anti-dilution features for each of the common stock, convertible debt and the warrants whereby these instruments were protected separately for 18 months against future private placements made at lower share prices. On March 4, 2008, we issued 1,800,000 shares of common stock to investors of a private placement at a price of $2.50 per shares. The issuance of these shares triggered the anti-dilution  feature related to common stock issued in the September 26, 2007 financing transaction.  As a result we were required to issue an additional 207,492 shares of our common stock to investors in the September 26, 2007 financing. The fair value of the anti-dilution feature was calculated at September 30, 2008 using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of  0.5 years, volatility of 215.28% and a risk-free interest rate of 1.6%. The value of the anti-dilution feature at September 30, 2008 increased to $2.9 million compared to $2.6 million at June 30, 2008 and $1.5 million at March 31, 2008, respectively, and the offsetting amount of $0.3 million and $1.4 million was recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” for the three and nine months ended September 30, 2008.  Because we reduced the outstanding Senior Secured Convertible Notes to less than $2.0 million, the anti-dilution features contained in the financing agreement are no longer outstanding as of December 31, 2008.

Warrants

The 2,118,599 of the outstanding warrants related to prior financing transactions contain price protection whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issue warrants, with certain exceptions, at a lower exercise price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price. The warrant holders would not be entitled to additional shares of common stock, only the reduction in the exercise price. At December 31, 2008, the fair value of the warrants totaled $67,000 and is included in equity.  In September 2009, we issued stock purchase warrants to investors in the September 2009 convertible debt financing transaction at $0.04 per share and this issuance triggered the price protection provision related to the 2,118,599 previously outstanding price protected warrants, and as such, we reduced the exercise price of the 2,118,599 warrants to $0.04 per share.

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

On January 1, 2009, we adopted  FSP APB 14-1 and EITF 07-05. We determined that the 2,118,599 outstanding warrants that include anti-dilution features fall under the guidance of EITF 07-05 and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations.

At September 30, 2009, the fair value of the outstanding warrants is $2.2 million and has been recorded as a liability recorded in “Embedded derivatives of warrants” with the corresponding reduction in the previously recorded liability, net of $67,000, that was previously recorded in equity, recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2009, we recorded a decrease in liability related to the fair value of the outstanding warrants of $676,000 and $695,000, respectively. The assumptions used for the Black-Scholes option pricing model at September 30, 2009 were a term of 3.6 years, volatility of 205.77% and a risk-free interest rate of 1.0%.

5.    Stockholders’ Equity

On September 4, 2008, we received a summons to appear in the United States District Court for the Southern District of New York because one of our investors in previous private placements transactions, Alpha Capital Anstalt (“Alpha”), alleged that we failed to issue certain stock certificates pursuant to the terms and conditions of the September 2007 investment subscription agreements. Alpha asked the court to award them $734,650 in damages plus attorneys fees. Although we believed the claim had no merit, we signed a definitive settlement agreement on January 21, 2009 and issued Alpha 1,096,997 shares of our common stock as settlement in full. On February 13, 2009, a notice was sent to the Court by Alpha’s legal counsel requesting dismissal of the action.  The fair value of  the common stock issued to Alpha totaled $54,000 and was accrued as a legal settlement expense and a liability at December 31, 2008. On January 21, 2009, we issued the common stock to Alpha and the $54,000 accrued liability was reclassified to common stock additional paid in capital ..

We converted approximately $53,000 of our accounts payable to 792,912 shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as common stock additional paid in capital and the difference of $30,000 is include in “Gain on Conversion and Forgiveness of Accounts Payable” on our Condensed Consolidated Statements of Operations.

Series A Preferred Stock

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1.1 million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. As of September 30, 2009, investors in the private placement transaction exchanged 103,000 of the 112,190.40 shares of Series A Preferred stock that had been issued to them and were issued 49,504,840 shares of our common stock. We reclassified $103,000 of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock and Common Stock on the Condensed Consolidated Balance Sheets and we reclassified $181,000 of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock and Additional Paid In Capital on the Condensed Consolidated Balance Sheets.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval was included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. On March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Deemed Dividend to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009. As of September 30, 2009, convertible debt holders exchanged 171,380,62 of the 244,265.56 shares of Series A Preferred stock that had been issued to them and were issued 82,370,667 shares of our common stock. We reclassified $1.7 million of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets.

The fair value of the conversion of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Cypressen that will be converted to a total of 237,911,185 shares of our common stock was $9.5 million based on our stock price on March  31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $12,000 fair value of the Series A preferred issued to the related parties prior to the shareholder approval is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . The ownership of the stock vests on a straight line basis over 18 months. The $9.5 million fair value of the common stock that will be issued upon conversion is amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For the three and nine months ending September 30, 2009, $1.6 and $4.8 million, respectively, is included in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as compensation expense included in our General and Administrative expense on our Condensed Consolidated Statements of Operations. As of September 30, 2009, the prior owners of Cypressen exchanged 484,596.96 of the 495,000 shares of Series A Preferred stock that had been issued to them and were issued 232,911,837 shares of our common stock. We reclassified $8,000 of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets as of September 30, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . We recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Deemed Dividend to Preferred Stockholders on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009. As of September 30, 2009, the holders of the Series B Preferred stock exchanged 75,528.92 of the 92,795.22 shares of Series B Preferred stock that had been issued to them and were issued 9,975,104 shares of our common stock. We reclassified $75.00 of the amount included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock on the Condensed Consolidated Balance Sheets as of September 30, 2009. We reclassified $10,000 of the amount included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Additional Paid In Capital on the Condensed Consolidated Balance Sheets as of September 30, 2009.

Employee Stock Purchase Warrants

We granted 15,660,000 stock purchase warrants to employees or members of our Board during the three months ended September 30, 2009.  The stock purchase warrants have an exercise price equal to $0.02 per share, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The $615,000 fair value of the stock purchase warrants granted to employees or members of our Board is calculated using the Black-Scholes option pricing model and is included in stock based compensation expense for the three and nine months ended September 30, 2009 and Shareholders’ Equity on the Condensed Consolidated Balance Sheets as Common Stock Additional Paid In Capital as of September 30, 2009.

Investor Stock Purchase Warrants

At September 30, 2009, the fair value of the warrants to purchase 20,921,600 shares of our common stock issued pursuant to the September 30, 2009 convertible debt financing transaction at a price of $0.04 per share amounted to $794,000 and is included in our Shareholders’ Equity on the Condensed Consolidated Balance Sheets as “Common Stock Additional Paid In Capital” and as a ”Debt Discount” as of September 30, 2009.

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

        The following table shows the classification of our liabilities and equity at September 30, 2009 that are subject to fair value measurements and the roll-forward of these liabilities and equity from December 31, 2008:

	September 30, 2009	Decrease	Increase	December 31, 2008

Series A Preferred stock	$880	$(2,651)	$-	$3,531
Series B Preferred stock	-	(2)	-	2
Fair value of Warrants	3,609	-	3,609	-
Total Preferred stock and warrants at Fair Value	$4,489	$(2,653)	$3,609	$3,533

7.Stock-Based Compensation

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

Stock Options

As of September 30, 2009, we had four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan), which terminated in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which terminated in June 2008;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), under which we will not grant any additional equity awards; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of September 30, 2009:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at September 30, 2009:

Plan	Shares Reserved	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	45,000	45,000	---	45,000
1998 Plan	51,495	51,495	---	51,495
Neonode Plan	353,190	353,190	---	353,190
2006 Plan	1,300,000	241,505	141,049	155,254
Director Plan	68,000	42,500	---	42,500

Total	1,817,685	733,690	141,049	647,439

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,322,978	$0.60 - 27.50	$2.85
Granted	---	---	---
Cancelled or expired	(589,288)	$0.60 - 12.95	2.08
Exercised	---	---	---
Outstanding at September 30, 2009	733,690	$1.41- 27.50	$3.46

The 1996 Plan terminated effective January 17, 2006 and the 1998 Plan terminated effective June 15, 2008, and although we can no longer issue stock options out of the plans, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998 and 2006 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

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

We did not grant any stock options to employees or members of our Board of Directors (Board) during the three and nine months ending September 30, 2009. We did not grant any options to employees or members of our Board during the three months ended September 30, 2008. We granted options to purchase 570,000 shares of our common stock to employees or members of our Board during the nine month periods ending September 30, 2008. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

We granted 15,660,000 stock purchase warrants to employees or members of our Board during the three months ended September 30, 2009.  The stock purchase warrants have an exercise price equal to $0.02 per shares, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The $615,000 fair value of the stock purchase warrants granted to employees or members of our Board is calculated using the Black-Scholes option pricing model and is included in stock based compensation expense during the three and nine months ended September 30, 2009.

Salary expense for the three and nine months ending September 30, 2009 and 2008  includes a stock compensation charges relating to the above issuance of employee and director stock options and stock purchase warrants. The fair value of the options at the date of issuance of the Swedish options was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

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

	Three months ended September 31, 2009	Three months ended September 30, 2008
Stock based compensation	$650	$124

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Remaining unamortized expense at September 30, 2009
Stock based compensation	$650	$754	$300

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 2.1 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options and warrants granted in the three months ended September 30	2009	2008
Expected life (in years)	7.0	N/A
Risk-free interest rate	2.28%	N/A
Volatility	166.13%	N/A
Dividend yield	0.00%	N/A

Options and warrants granted in the nine months ended September 30	2009	2008
Expected life (in years)	7.0	2.67
Risk-free interest rate	2.28%	2.86%
Volatility	166.13%	150.56%
Dividend yield	0.00%	0.00%

•	The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $2.43.
•	The weighted average grant-date fair value of the stock purchase warrants issued to employees during the three and nine ended September 30, 2009 was $0.02.
•	No options were granted or exercised during the three months ended September 30, 2008.

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

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008, respectively.

On December 9, 2008, Empire Asset Management (“Empire”), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Company misrepresented the success of its business to induce Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s Directors and Officer (D&O) insurance provider has extended coverage and will cover the costs of legal representation, subject to payment by the Company of the retention amount. Our D&O insurance policy has a $150,000 retention provision and we have recorded a liability related to the potential payment of the retention under our D&O insurance policy totaling $150,000 at September 30, 2009 and December 31, 2008, respectively.

On May 11, 2009, Mr. David Berman initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in the Company.  Mr. Berman, who was a client of Empire, invested $549,860 in the Company’s private placement offerings on March 4, 2008 and May 16, 2008 and purchased an additional 162,900 shares totaling $251,082 in the aftermarket. The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s D&O insurance provider has extended coverage and will cover the costs of legal representation, subject to payment by the Company of the retention amount.

We are the secondary guarantor on the sublease of our previous headquarters until March 2010. We believe we will have no liabilities on this guarantee and have not recorded a liability at September 30, 2009 and December 31, 2008, respectively.

9.    Net Loss Per Share

Basic net loss per common share for the three and nine months ended September 30, 2009 and 2008 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

However, common stock equivalents of approximately 0 and 0 stock options and 38.7 million and 13.3 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the three months ended September 30, 2009 and 2008, respectively, due to their anti-dilutive effect.

Common stock equivalents of approximately 0 and 13,041 stock options and 38.7 million and 13.3 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2009 and 2008, respectively, due to their anti-dilutive effect.

Outstanding Warrants as of September 30, 2009

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrants	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Broker and Investor Warrants	5/20/2008	$0.04	2,118,599	5/20/2013
August 2009 Employee Warrants	8/25/2009	$0.02	15,660,000	8/25/2016
September 2009 Investor Warrants	8/25/2009 – 9/28/2009	$0.04	20,961,600	8/25/2012 – 9/28/2012
Total warrants outstanding			38,746,003

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 30,		September 30,
	2009	2008	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding	366,151	30,010	191,151	27,428
Number of shares for computation of net loss per share	366,151	30,010	191,151	27,428

Net loss	$(3,655)	$(7,716)	$(13,608)	$(31,754)

Net loss per share basic and diluted	$(0.01)	$(0.26)	$(0.07)	$(1.16)

(a) In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

10.  Segment Information

We have one reportable segment, as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Prior to December 9, 2008, the date Neonode AB filed for bankruptcy, we operated in one industry segment: the development of intellectual property related to optical infrared touchscreen and the sale of associated products and licenses that encompass this technology. In December 2008, prior to our subsidiary, Neonode AB, filing for bankruptcy, we transferred the patents, copyrights and all technology intellectual property to Neonode Inc. pursuant to an intercompany debt pledge agreement and we continue to develop and license our touchscreen technology. We had carried out substantially all of our operations through our subsidiary Neonode AB located in Sweden, although we did carry out some development activities together with our manufacturing partner in Malaysia. The majority of the sales of our mobile phones were concentrated in Europe.

We did not have any sales to individual customers in excess of 15% of net sales for the three and nine months ended September 30, 2008.

11.  Subsequent Events

Subsequent to September  30, 2009, we received and additional $122,000 in cash proceeds related to the private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 6,105,951 shares of our common stock at a conversion price of $0.02 per share and 3,052,976 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%,  payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holders option, beginning on the six month anniversary date of issuance until the warrant expiration date. We are not obligate to register the common stock related to the convertible debt or the warrants.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1of this Quarterly Report on Form 10-Q and financial statements for the year ended December 31, 2008.

Overview

        We specialize in user-friendly touchscreen interface solutions for hand-held devices, based on our innovative optical technology and products, which we refer to as zForce™, ClearTouch™ and SAT™.  Our mission is to make the easiest (to use and integrate), best (functionality and design) and most cost effective touch screen solution for handheld  and small devices such as Digital Picture Frames (DPF), Mobile Internet Devices (MID), eBook readers, Personal Navigation Devices (PND) or Global Positioning Systems (GPS), Mobile Phones and Notebook PC’s to name a few. We work with Original Equipment Manufacturers (OEM’s) and Original Design Manufacturers (ODM’s) to embed our touch screen solutions  into their products.  These OEM’s and ODMs license our touch screen technology on a volume based per unit royalty basis. We assist the OEM’s and ODM’s to install and test our touch screen solution in their products. The OEM’s and ODM’s are responsible for final overall development, manufacturing and selling  of their branded products that use our touch screen technology.

Through our former wholly owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the Neonode N2, that provided a unique user experience that did not require any keypads, buttons or other moving parts. On December 1, 2008, we transferred the Neonode AB intellectual property including patents, copyrights and trademarks from Neonode AB to Neonode Inc. pursuant to an intercompany debt pledge agreement. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws.  Neonode AB had a total of approximately 10,000 N2 mobile phones in inventory at the time of its bankruptcy filing. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB for which Neonode Inc. has responsibility. The Swedish bankruptcy court continues to pursue sales opportunities for Neonode AB’s remaining inventory of N2 mobile phones. Although we may be the beneficiary of a portion of any sales proceeds from such sales, the majority of any future sales proceeds from the sale of the N2s in Neonode AB’s inventory will be distributed to the creditors of Neonode AB by the Swedish bankruptcy court.

We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to our ability to continue as a going concern, and which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. We have incurred net operating losses and negative operating cash flows since inception. During the twelve months ended December 31, 2008, we raised approximately $9.6 million net cash though the sale of our securities, most recently $1.1 million on December 31, 2008. During the period from August 25, 2009 through  September 30, 2009, we completed a private placement of convertible notes and stock purchase warrants totaling $837,000. We received an additional $122,000 in cash proceeds related to the private placement of convertible notes and stock purchase warrants in October 2009 for a total $959,000 cash receipts as of October 14, 2009. Unless we are able to increase our revenues and decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through the end of 2009.

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

Background

We account for our investment in Neonode AB in accordance with the AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or September 30, 2009.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 include the accounts of Neonode Inc. and Neonode AB. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 include the accounts of Neonode Inc. and Neonode Technologies AB. The Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008 include the accounts of Neonode Inc. and Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

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

For the three and nine months ended September 30, 2008, our revenues generated by the sale of Neonode AB’s mobile phones have consisted primarily of sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have a sufficient history of making price adjustments. Therefore, we deferred recognition of revenue (in the balance sheet line item “deferred revenue”) derived from sales to these customers until they resold our products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded an accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date, and legal title and risk of inventory loss passed to the distributor upon shipment.

For products sold to distributors with agreements allowing for price protection and product returns, we recognized revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of such distributor sell-through was based on information received from our distributors. Revenue was not recognized upon shipment since, due to various forms of price concessions, the sales price was not substantially fixed or determinable at that time.

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

Software Products:

We may derive revenues from the following sources: (1) software, which includes our touch screen, Neno™ software licenses and (2) engineering services, which include consulting. We will account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services. To date, we have not sold or licensed  any software products.

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

Accounting for Debt Issued with Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, if they meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves. Certain warrants are classified as a liability pursuant to the guidance provided in paragraph 17 of EITF 00-19. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. As of December 31, 2008, all of the outstanding warrants are classified as equity. As of September 30, 2009, the 20,921,600 stock purchase warrants issued in conjunction with the September 2009 Convertible Debt financing transaction had a fair value of $794,000 and this amount is included in equity as “Common Stock Additional Paid in Capital.”

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, and are accounted for as separate derivative financial instruments pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (together, SFAS 133), if such embedded conversion features, if freestanding, would meet the classification of a liability. SFAS 133 requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Similarly, if warrants meet the classification of liabilities in accordance with EITF 00-19, Accountingfor Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock , then the fair value of the warrants is recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to “Non-cash charges for conversion features and warrants.”

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

Income taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain based on the “not more likely than not” criterion of SFAS 109.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2009 and December 31, 2008. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of September 30, 2009 and December 31, 2008, we had no unrecognized tax benefits.

New Accounting Pronouncements

The following are expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determined the effect, if any, the adoption of these pronouncements would have on our results of operations or financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of this standard did not have an impact on the financial results of the Company on the date of adoption.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and its related interpretations (together SFAS 133), and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on our financial position.

In April 2008, the FASB issued EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-05 did not have a significant impact on our consolidated financial statements, as the fair value of any financial instruments and related conversion features are not significant.

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

In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented. The adoption of FSP APB 14-1 did not have a significant impact on our financial position and operating results, as the embedded conversion features of our convertible debt instruments had been accounted for as a derivative.

In April 2009, the FASB issued FSP SFAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). This FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is always recognized in earnings, and the amount related to other factors (referred to as noncredit losses), which may be either recognized in other comprehensive income or earnings, depending on facts and circumstances. The noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security, and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to assess and, if necessary, to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit loss component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP 115-2 and 124-2 as of July 1, 2009. The adoption of SFAS 115-2 and FAS 124-2 did not have any financial impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 as of July 1, 2009, and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 107-1 and APB 28-1 on July 1, 2009 and its application did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, or for our quarter ended September 30, 2009, and will be applied prospectively.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification for our quarter ending December 31, 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification.

Results of Operations

On December 9, 2008, our former wholly owned Swedish subsidiary, Neonode AB, filed for liquidation under the bankruptcy laws of Sweden. Pursuant to the Swedish bankruptcy laws, we are no longer responsible for the debt and liabilities nor do we have any ownership interest in the assets of Neonode AB as of the effective date of the bankruptcy filing, December 9, 2008. The Condensed Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q and the discussion of our financial condition and results of operations for the three and nine months ended September 30, 2008 appearing below include the results of operations of our former wholly owned subsidiary, Neonode AB, only from January 1, 2008 through September 30, 2008. This is in accordance with AICPA Statement of Position, SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and Accounting Research Bulletin, ARB 51, Consolidate Financial Statements.  ARB 51 precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

        On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (“Cypressen”) (renamed Neonode Technologies AB), a Swedish engineering company, and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred Stock to the Cypressen Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB (nee: Cypressen) became a wholly-owned subsidiary of the Company. Neonode’s Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 include the accounts of Neonode Inc. and its new wholly owned subsidiary, Neonode Technologies AB. The Condensed Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q and the discussion of our financial condition and results of operations for the three and nine months ended September 30, 2009 appearing below include the results of operations of our new wholly owned subsidiary, Neonode Technologies AB, only from January 1, 2009 through September 30, 2009.

Net Sales

We did not have any net sales for the three and nine months ended September 30, 2009.  Net sales for the three and nine months ended September 30, 2008 were $2.1 million and $2.9 million, respectively. Our revenue for the three and nine months ending September 30, 2008 were related to the sell-through of the N2 phones that were shipped to our customer in prior periods. We have no current plans to build more inventory of the N2 mobile phone.  Our future revenue is entirely dependent on our success in licensing our touch screen technology to OEM’s and ODM’s which will embed our touch screen solution in their products. These OEMs and ODMs are responsible for manufacturing and selling their products. We will not receive substantial licensing revenue unless our future customers are successful in developing and selling products that include our touch screen solutions.

Prior to December 2008, we sold our mobile phone products through a direct sales force that supported our distributors.

Gross Loss

We did not have any revenues or cost of goods for the three and nine months ended September 30, 2009. Our gross loss was $3.2 million and $11.4 million for the three and nine months ended September 30, 2008, respectively. Our cost of goods included the direct cost of production of the N2 phone plus indirect costs such as the cost of our internal production department and accrued estimated warranty costs. In the three months and nine ended September 30, 2008, our cost of sales includes an inventory write-down charge of $2.1 million and $9.8 million respectively. We experienced limited success in selling our N2 mobile phone since introduction in 2007 and  reevaluated our selling efforts and the potential markets for the N2. Based upon this reevaluation, we decided that it was probable that we would have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a write-down, which represented the estimated realizable value of our inventory at September 30, 2008.  In addition, our low sales volumes have been  unable to efficiently absorb the cost of our internal production department.

Product Research and Development

Product research and development (R&D) expenses for the three months ended September 30, 2009 were $168,000 compared to $582,000 for the same period in 2008. R&D expenses for the nine months ended September 30, 2009 were $603,000 compared to $3.2 million for the same nine month period in 2008. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all employees. We reorganized the Company on December 29, 2008 under Neonode Technologies AB and hired R&D staff beginning January 22, 2009. The primary factor that contributed to the decrease in R&D costs is the fact that in 2008 we employed 14 engineers compared to 6 in 2009.  In addition, in 2008 we employed numerous external consultants related to the further development of the N2 as well as early stage development of successor products. In 2009 we only employed limited external engineering resources.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2009 were $121,000 compared to $878,000  for the same period  in 2008.  Sales and marketing expenses for the nine months ended September 30, 2009 were $257,000 compared to $3.8 million for the same nine month period  in 2008. This decrease in 2009 as compared to 2008 is primarily related to decreases in product marketing activities such as advertising agency fees and marketing co-op expenses as well as an decrease in sales and marketing headcount. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all employees. We reorganized the Company on December 29, 2008 under Neonode Technologies AB and hired one sales consultant. The expense for sales and marketing for the three and nine months ended September 30, 2009 were comprised of the costs to attend one trade show, travel to customer locations and the costs related to the sales consultant.

General and Administrative

General and administrative expenses for the three months ended September 30, 2009 were $798,000 compared to $1.7 million for the same period in 2008. General and administrative expenses for the nine months ended September 30, 2009 were $1.5 million compared to $4.2 million for the same nine month  period in 2008. The general and administrative expense for the three and nine months ended September 30, 2009 includes  $651,000 and 721,000 of stock option and stock warrant based non-cash expense compared to $164,000 and $860,000 for the same periods in 2008. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. After reorganization we have one full time CFO and one part-time accounting consultant compared to six accounting personnel prior to reorganization. In addition, our CEO is working without salary. The decrease in 2009 as compared to 2008 is primarily related to decreases in accounting and administrative headcount, legal and accounting fees, rent and travel expenses.

Amortization of Fair Value of Stock Issued to Related Parties for Purchase of Neonode Technologies AB

Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB totals $1.6 million and $4.8 million of non-cash amortization of compensation expense for the three and nine months ended September 30, 2009, respective, related to the $9.5 million fair value of the common stock issued to related parties to acquire Neonode Technologies AB. The $9.5 million fair value of the stock issued to related parties for purchase of Neonode Technologies AB is amortized to compensation expense over six quarters at the rate of $1.6 million per quarter, beginning January 1, 2009.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 was $14,000 and $6,000 as compared to $20,000 and $93,000  for the same periods ended September 30, 2008. The decrease is primarily due to the conversion of substantially all the outstanding debt to equity on December 31, 2008.  $139,000 of the convertible debt at December 31, 2008 remains outstanding with a future quarterly interest expense of $3,000 until the note due date on August 31, 2010.  We completed a $837,000, convertible debt offering in September 2009 with an annual interest rate of 7%.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants

Charges related to debt extinguishments and debt discounts

Charges related to debt discounts and deferred financing fees for the three months ended September 30, 2008 amounted to $791,000. We recorded a charge related to debt discounts and deferred financing fees for the nine months ended September 30, 2008 totaling $2.2 million. All debt, except for $139,000, was converted to equity on December 31, 2008. As a result there are no charges related to debt discounts and deferred financing fees for the three and nine months ended September 30, 2009.

Non-Cash valuation for Conversion Features and Warrants

Due to various financing arrangement as described in the notes to the financial statements, prior to the conversion of outstanding debt to equity on December 31, 2008, we carried certain warrants as liabilities on our balance sheet. In addition, we recorded the value of the conversion features in outstanding debt as liabilities in our financial statements. These warrants and the value of the conversion features were valued at the end of each reporting period and marked to market. During the three months ended September 30, 2008, we recorded changes in the value of the warrants and conversion features amounting to a benefit of $123,000. During the nine months ended September 30, 2008, we recorded changes in the value of the warrants and conversion features amounting to a benefit of $4.6 million. All liabilities related to warrants and conversion features were converted to equity or terminated on December 31, 2008.

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

On January 1, 2009, we adopted  FSP APB 14-1 and EITF 07-05. We determined that the 2,118,599 outstanding warrants that include anti-dilution features fall under the guidance of EITF 07-05 and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations.

At September 30, 2009, the fair value of the outstanding warrants is $2.2 million and has been recorded as a liability recorded in “Embedded derivatives of warrants” with the corresponding reduction in the previously record liability, net of $67,000 that had been previously recorded in equity, recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2009, we recorded a decrease in liability related to the fair value of the outstanding warrants $676,000 and $695,000, respectively. The assumptions used for the Black-Scholes option pricing model at September 30, 2009 were a term of 3.6 years, volatility of 205.77% and a risk-free interest rate of 1.0%.

Gain on conversion and forgiveness of accounts payable

We converted approximately $53,000 of our accounts payable to 792,912 shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as “Common Stock Additional Paid in Capital” and the difference of $30,000 is included in “Gain on Conversion and Forgiveness of Accounts Payable” on our Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2009.

 Deemed Divided to Preferred Stockholders

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date of shareholder approval.  On September 30, 2009 and December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in “Series A Preferred Stock” in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets .. On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in “Common Stock Additional Paid In Capital” on the Condensed Consolidated Balance Sheets and  is included as a “Deemed Divided to Preferred Stockholders” on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. On March 31, 2009, we recorded the $488,000 million increase in the fair value as an increase in “Common Stock Additional Paid In Capital” on the Condensed Consolidated Balance Sheets and is included as a “Deemed Divided to Preferred Stockholders” on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

Income Taxes

Our effective tax rate was 0% in the three and nine months ended September 30, 2009 and 2008, respectively.  We recorded valuation allowances as of September 30, 2009 and December 31, 2008 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss Attributable to Common Stockholders

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $3.7 million and $13.6 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss attributable to common stockholders of $7.7 million and $31.8 million in the comparable periods in 2008.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases noted above. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements

Liquidity and Capital Resources

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2008 fiscal year includes an explanatory going concern paragraph which raises substantial doubt as to the Company’s ability to continue as a going concern, and which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

On December 31, 2008, we completed certain refinancing and capital raising transactions, acquired Neonode Technologies AB, and began operations with a primary focus on licensing our touchscreen technology to third party OEM and ODM customers. We currently have prospective customers designing prototype products integrating our touch screen solution but the products have not been released to the market as of September 30, 2009. In most circumstances our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from those technology license agreements.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at September 30, 2009 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At September 30, 2009, we had cash and cash equivalents of $309,000 as compared to $17,000 at December 31, 2008. In the nine months ended September 30, 2009, $1.1 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$3
Stock-based compensation expense	5,473
Debt and warrant conversion expense	2,741
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	3,700
Loss of retirement of assets	30
Gain on conversion and forgiveness of accounts payable	(55)
Total net non-cash items included in cash used in our operations	$11,892

Working capital deficit was $807,000 (current assets less current liabilities, not including non-cash warrant liability) at September 30, 2009, compared to working capital deficit of $962,000 at December 31, 2008.

In the nine months ended September 30, 2009, we purchased $17,000 of fixed assets, consisting primarily of computers and engineering equipment.

In January and February 2009, we collected cash of $989,000, net of $133,000 in legal costs and amounts collected in December 2008, from a private placement financing transaction entered into on December 30, 2008 where we issued 112,190.40 shares of our Series A Preferred Stock to the investors for a total investment of $1,121,904.

During the period from August 25, 2009 through September  30, 2009, we completed a private placement of convertible notes totaling $837,000 that can be converted, at the holder’s option, into 41,843.200 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition we issued 20,921,600  three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holders option, beginning on the six month anniversary date of issuance until the warrant expiration date.

Subsequent to September  30, 2009, we received and additional $122,000 in cash proceeds related to the private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 6,105,951 shares of our common stock at a conversion price of $0.02 per share and 3,052,976 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%,  payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holders option, beginning on the six month anniversary date of issuance until the warrant expiration date.

The majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. We have been able to convert approximately $6.1 million of the $6.3 million outstanding convertible debt to equity. The $139,000 convertible note that was not converted into equity is due in August 2010 and the $959,000 convertible note from the September 2009 private placement is due December 31, 2010.  We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. Our operations are not cash flow positive and we may be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Item 4.   Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the period ending September 30, 2009 for the reasons described below.

During the audit of our consolidated financial statements for the year ended December 31, 2008, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) that resulted in accounting adjustments during our year-end audit. Because these material weaknesses as to internal control over financial reporting bear upon our disclosure controls and procedures and have not been fully remedied, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective for the year ending December 31, 2008.

Despite the conclusion that disclosure controls and procedures were not effective as of the end of period covered by this report, the Chief Executive Officer and Chief Financial Officer believe that the financial statements and other information contained in this interim report present fairly, in all material respects, our business, financial condition and results of operations.  Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

B.    Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Nevertheless, as we move towards complete integration and consolidation of business and financial operations of Neonode Technologies AB and Neonode Inc., we expect to take steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

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

On December 9, 2008, Empire Asset Management (“Empire”), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s Directors and Officer (D&O) insurance provider has extended coverage and will cover the costs of legal representation, subject to the payment by the Company of the retention amount. Our D&O insurance policy has a $150,000 retention provision and we have recorded a liability related to the potential payment of the retention under our D&O insurance policy totaling $150,000 at September 30, 2009 and December 31, 2008, respectively.

On May 11, 2009, Mr. David Berman initiated a law suit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in the Company.  Mr. Berman, who was a client of Empire, invested $549,860.00 in the Company’s private placement offerings on March 4, 2008 and May 16, 2008 and purchased an additional 162,900 shares totaling $251,081.69 in the aftermarket. The Company believes that the action has no merit and intends to defend vigorously against the action. The Company’s D&O insurance provider has extended coverage and will cover the costs of legal representation, subject to the payment by the Company of the retention amount..

ITEM  2.   Unregistered Sales of Equity Securities

Series A Preferred Stock:

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1,121,904.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. As of September 30, 2009, investors in the private placement transaction exchanged 103,000 of the 112,190.40 shares of Series A Preferred stock issued to them and were issued 49,504,890 shares of our common stock.

On December 31, 2008, we issued 244,265.56 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock to holders of $6.2 million of convertible and promissory notes in exchange for the surrender of the Convertible Notes by the note holders. As of September 30, 2009, convertible debt holders exchanged 171,380.62 of the 244,265.56 shares of Series A Preferred stock issued to them and were issued 82,370,667 shares of our common stock.

On December 31, 2008, we acquired AB Cypressen nr 9683 (Cypressen) (renamed Neonode Technologies AB) by issuing 495,000 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock  to the related party stockholders of AB Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders). Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly-owned subsidiary of the Company. As of September 30, 2009, the prior owners of Neonode Technologies AB exchanged 484,596.96 of the 495,000 shares of Series A Preferred stock issued to them and were issued 232,911,837 shares of our common stock.

In addition, on December 31, 2008, we issued 4,067.02 shares of Series A Preferred Stock to Ellis International LP (Ellis) as full consideration for certain services supplied by Ellis to the Company.   Upon conversion, the shares of Series A Preferred Stock will convert into 1,954,732 shares of our common stock. As of September 30, 2009, Ellis has not exchanged the Series A Preferred stock.

Series B Preferred Stock:

On December 31, 2008, we exchanged outstanding warrants to purchase 12,255,560 shares of our common stock by waving the warrant exercise price and issuing 92,795.22 shares of Series B Preferred Stock to warrant holders. At the date of issuance, these warrants had a conversion rate of one share of common stock for each share of Series B Preferred Stock. On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 132.07 shares of common stock for each share of Series B Preferred stock. As of September 30, 2009, the holders of the Series B Preferred stock exchanged 75,528.92 of the  92,795.22 shares of Series B Preferred stock issued to them and were issued 9,975,104 shares of our common stock.

September 30, 2009 Convertible Debt Financing Transaction

During the period from August 25, 2009 through  September 30, 2009, we completed a private placement of convertible notes totaling $837,000 that can be converted, at the holder’s option, into 41,843.200 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 20,921,600 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holders option, beginning on the six month anniversary date of issuance until the warrant expiration date. We are not obligate to register the common stock related to the convertible debt or the warrants.

 Employee Stock Purchase Warrants

We granted 15,660,000 stock purchase warrants to employees or members of our Board during the three months ended September 30, 2009.  The stock purchase warrants have an exercise price equal to $0.02 per shares, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale.

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

3.1	Amended and Restated Certificate of Incorporation, dated April 17, 2009 Incorporated by reference to Exhibit 10.22 of our Periodic Report on Form 10-Q filed on August 4, 2009)
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference as Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008)
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 (incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008)
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009 (incorporated by reference as Exhibit 4.2 of our Annual Report on Form 10-K filed on April 15, 2009)
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009 (incorporated by reference as Exhibit 4.3 of our Annual Report on Form 10-K filed on April 15, 2009)
10.1	Form of Convertible Note Agreement, dated September 2009, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 14, 2009.)
10.2	Form of Convertible Promissory Note, dated September 2009, (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009.)
10.3	Form of Common Stock Purchase Warrant, dated September 2009, (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 21, 2009.

Neonode Inc. Registrant

Date: October 21, 2009	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)