Form 10-K
period 2009-12-31
Neonode, Inc
filed 2010-03-29
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
USA 651 Byrdee Way, Lafayette, CA 94549
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

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2009 (the last business day of the second quarter of the registrant’s current fiscal year) as reported on the Nasdaq Capital Markets, was $3,861,252.

The number of shares of the registrant’s common stock outstanding as of March 24, 2010 was 426,985,185.
The number of shares of the registrant’s Series A Preferred stock outstanding as of March 24, 2010 was 68,120.
The number of shares of the registrant’s Series B Preferred stock outstanding as of March 24, 2010 was 9,875.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

NEONODE INC.

2009 ANNUAL REPORT ON FORM 10-K

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

       We provide optical touchscreen solutions for handheld consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (OEMs) and Original Design Manufacturers (ODMs) who imbed our touchscreen technology into electronic devices that they develop and sell, such as mobile phones, e-book readers, mobile internet devices, global positioning systems (GPS), digital picture frames and micro PCs. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of finger-based and pen input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

Our History

Neonode Inc. (the Company), formerly known as SBE, Inc., was incorporated in the State of Delaware on September 4, 1997.

On August 10, 2007, SBE, Inc. consummated a reverse merger transaction with Neonode Inc., and SBE, Inc.’s name was subsequently changed to “Neonode Inc.” on the completion of the Merger. Neonode Inc. prior to the Merger was incorporated in the State of Delaware in 2006 and was the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. Following the closing of the Merger, the business and operations of Neonode Inc. prior to the Merger became the primary business and operations of the newly-combined company. The newly-combined company’s headquarters was located in Stockholm, Sweden.

Through our previously wholly-owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the N2.  We began shipping the N2 to our first customers in July 2007 but faced difficult circumstances in finding a viable market for our N2 mobile phone. We did not generate sufficient cash flow from the sale of N2 mobile phones to continue operations and Neonode AB filed for liquidation under the Swedish bankruptcy laws on December 9, 2008. As of that date, Neonode AB ceased to be owned and operated by Neonode Inc. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. ceased to have any financial obligations related to the accounts payable or other debts of Neonode AB. The operations of Neonode AB for the period January 1, 2008 through December 9, 2008 are included in the consolidated accounts of Neonode Inc. for the year ended December 31, 2008.

2008 Corporate Restructuring

AB Cypressen AB nr 9683 (Cypressen) (subsequently renamed Neonode Technologies AB), a company incorporated in Sweden, was acquired by Neonode Inc. on December 29, 2008 and became a wholly-owned subsidiary of Neonode Inc. on that date. Neonode Inc. issued shares of its Series A Preferred stock to the stockholders of Neonode Technologies AB in exchange for all of the outstanding stock of Neonode Technologies AB. The Neonode Technologies AB stockholders were employees of the Company and/or Neonode AB and, as such, are related parties. Neonode Technologies AB did not have any operations in 2008. The Consolidated Balance Sheet of the Company as of December 31, 2008 includes the accounts of Neonode Technologies AB which is comprised of cash totaling approximately $12,000.  The acquisition of Neonode Technologies AB by Neonode Inc. does not qualify as a business combination, and accordingly the fair value of the shares of Series A Preferred Stock issued to the sellers of Neonode Technologies AB shares are accounted for as compensation.  As there is an 18 month service requirement related to the Neonode Inc. shares issued to the Neonode Technologies AB shareholders, the value of the Series A Preferred Stock is amortized over the 18 month service period beginning December 31, 2008.

In 2008, as a result of our inability to sell a sufficient number of mobile phones to support our operations, we took the following actions to restructure and refinance the Company:

•
On October 22, 2008, Neonode Inc.’s previously wholly-owned Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). Mr. Anders W. Bengtsson of the Stockholm-based law firm Nova was appointed to administer the process. In accordance with §16 of the Swedish Reorganization Act, a Neonode AB creditors’ meeting was held at the district court of Stockholm, Sweden on November 11, 2008;

•
On October 22, 2008, we terminated our agreement with Distribution Management Consolidators Worldwide, LLC (DMC Worldwide) and dissolved Neonode USA, which had been created for the sole purpose of distributing the N2 in the US and China and licensing our technology worldwide;

•	On December 1, 2008, we transferred the intellectual property of Neonode AB, including all patents, copyrights and trademarks to Neonode Inc. pursuant to an intercompany debt pledge agreement.

•
On December 9, 2008, Neonode AB filed a petition for bankruptcy in compliance with the Swedish Bankruptcy Act (1987:672) as a direct result of the failure to reach a satisfactory settlement agreement with the creditors of Neonode AB. Mr. Hans Ödén of the Stockholm-based Ackordscentralen AB, a consultancy firm specializing in insolvency, was appointed by the district court of Stockholm to administer the process.Under Swedish bankruptcy law, effective with the bankruptcy filing we no longer have an ownership interest in Neonode AB, and, as such, we are no longer responsible for the liabilities of Neonode AB and we no longer have title or an ownership interest in the assets of Neonode AB. The Swedish bankruptcy court appointed a Swedish legal firm as receiver with the expressed duty to liquidate all the assets of Neonode AB and enter into final settlements with the creditors of Neonode AB.

•
On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB, a Swedish engineering company, and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the “Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of shares of Neonode Inc. Series A Preferred Stock to the Neonode Technologies AB Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly-owned subsidiary of the Company;

•
On December 30, 2008, we entered into a restructuring transaction in which we converted the majority of the outstanding warrants and convertible debt that had been issued in previous financing transactions to shares of Series A and B Preferred stock, respectively, that are convertible into shares of our common stock in accordance with the Company’s Certificate of Designations filed with the Delaware Secretary of State;

•
On December 30, 2008, we entered into a financing transaction in which we raised approximately $1.1 million as of December 31, 2008 through the sale of shares of Series A Preferred Stock that are convertible into shares of our common stock in accordance with the Company’s Certificate of Designations filed with the Delaware Secretary of State;

2009 Corporate Financing

•
On January 21, 2009, we entered into a settlement agreement with Alpha Capital Anstalt (Alpha) whereby we issued shares of our common stock to settle a claim that Alpha made that we had failed to issue certain stock certificates pursuant to the terms and conditions of certain prior investment subscription agreements;

•	On January 23, 2009, we issued shares of our common stock to vendors of Neonode Inc. in settlement of approximately $53,000 in outstanding Neonode Inc. accounts payable;

•
On September 8, 2009, we entered into a private placement financing transaction and issued $986,983 in notes with a 7% annual interest rate, due December 31, 2010, that are convertible into approximately 49.4 million shares of our common stock. We also issued warrants that, if exercised, are convertible into 24.7 million shares of our common stock at an exercise price of $0.04 per share.

We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the twelve months ended December 31, 2008 and 2009, we raised approximately $9.6 million and $1.0 million, respectively, net cash proceeds through the sale of our securities and convertible debt. Unless we are able to increase our revenues and/or decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through June 2010.

Touchscreen Product Solutions

          We develop touchscreen technologies that enrich the user’s experience in interacting with the user’s mobile computing, communications, and entertainment devices. Our innovative touchscreen technology can be engineered to accommodate many diverse platforms and our experience in human factors and usability can be utilized to improve the features and functionality of our solutions. Our extensive array of technology includes software, mechanical and electrical designs, and pattern recognition and touch sensing technologies.

          Our touchscreen solutions for our customers include sensor design, module layout, and software features for which we provide design support and device testing. This allows us to be a one-stop supplier for complete touchscreen design from the early design stage to testing and support. Through our technologies and expertise, we seek to provide our customers with solutions that address their individual design issues and that will result in high-performance, feature-rich, and reliable touchscreen interface solutions.

Technologies

Our touchscreen solutions are based on our patented zForce™ and Neno™ hardware and software technology. zForce™ is our optical infrared touchscreen technology that supports one-handed navigation, allowing the user to operate the functionality with finger gestures passing over the screen. Neno™ is our software-based user interface.

zForce™ has been patented in several countries and is patent-pending in the US. It uses infrared light that is projected as a grid over the screen. The infrared light pulses 120 times a second so that the grid is constantly being refreshed. Coordinates are produced on the screen and are then converted into mathematical algorithms when a user's fingers move across the screen. This input method is unique to Neonode and is enabled by the zForce™ technology.

Currently, there are two dominant types of touchscreen technologies available in the market - capacitive and resistive. Capacitive technology is the technology that the Apple iPhone uses and resistive technology is what is found on most stylus-based PDAs.  Resistive technology is pressure sensitive technology. Best used for detailed work and for selection of a particular spot on a screen, resistive technology is not useful for sweeping gestures or motion, such as zooming in and out.  Capacitive technology, which is used on a laptop computer mouse pad, is very good for sweeping gestures and motion. The screen actually reacts to the finger’s tiny electric impulses. Capacitive touchscreens work only if the user has unimpeded contact between his finger and the screen.

Our zForce™ optical touchscreen technology has a number of key advantages over each of these technologies, including:

•
  No additional layers are added to the screen that may dilute the screen resolution and clarity. Layering technology is required to activate the capacitive and resistive technologies and can be very costly;

•
  The zForce™ grid technology is more responsive than the capacitive screen technology and, as a result, is quicker and less prone to misreads. It allows movement and sweeping motions as compared to point-sensitive, stylus-based resistive screens;

•	zForce™, an abbreviation for zero force necessary, obviates the need to use any force to select or move items on the screen as would be the case with a stylus;
•	zForce™ is cost-efficient due to the lower cost of materials and extremely simple manufacturing process when compared to the expensive layered capacitive and resistive screens; and
•	zForce™ allows multiple methods of input, such as simple finger taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the screen.

zForce™ incorporates some of the best functionalities of both the capacitive and resistive touchscreen technologies. It works in all climates and, unlike the competing technologies, can be used with gloves. In addition, zForce™ allows for waterproofing of the device.

Because of its uniqueness and flexibility, we believe that our zForce™ technology presents a tremendous licensing opportunity for Neonode. The market is vast, given the current rapid increase in touchscreen-based devices such as cell phones, PCs, media players, and GPS navigation devices.

Our software user interface, Neno™, runs on Windows CE and is completely unique. Neno™ is designed to operate complex and full feature applications on a small screen. It allows for a number of input methods and is designed to deliver high precision, fast response, and ease of use on a complex device.

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

Intellectual Property

We believe that innovation in product engineering, sales, marketing, support, and customer relations, and protection of this proprietary technology and knowledge, will impact our future success. In addition to certain patents that are pending, we rely on a combination of copyright, trademark, trade secret laws and contractual provisions to establish and protect the proprietary rights in our products.

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

We have been granted trademark protection for the word NEONODE in the European Union (EU), Sweden, Norway, and Australia. In addition, we have been granted protection for the figurative mark NEONODE in Sweden. Additional applications for the figurative trademark are still pending in Switzerland, China, Russia, and the United States.

Our “User Interface” may also be protected by copyright laws in most countries, especially Sweden and the EU (which do not grant patent protection for the software itself), if the software is new and original. Protection can be claimed from the date of creation.

Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information, and to protect and build our intellectual property rights, we require our employees and consultants, and certain customers, manufacturers, suppliers and other persons with whom we do business or may potentially do business, to execute confidentiality and invention assignment agreements upon commencement of a relationship with us, typically extending for a period of time beyond termination of the relationship.

Distribution, Sales and Marketing

We consider both OEMs and ODMs and their contract manufacturers to be our primary customers. Both the OEMs, ODMs and their contract manufacturers may determine the design and pricing requirements and make the overall decision regarding the use of our user interface solutions in their products. The use and pricing of our interface solutions will be governed by a technology licensing agreement.

Our sales staff solicits prospective customers and our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. We expect that sales will frequently result from multi-level sales efforts that involve senior management, design engineers, and our sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process.

Our sales are normally negotiated and executed in U.S. Dollars or Euros.

Our sales force and marketing operations are managed out of our corporate headquarters in Stockholm, Sweden, and our current sales force is comprised of consultants located in Stockholm, Korea and Australia.

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the touchscreen user interface markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners. In fiscal years 2009 and 2008, we spent $1.0 million and $3.3 million, respectively, on research and development activities.

We carefully monitor innovations in other technologies and are constantly seeking new areas for application of zForce™. We have developed a technology roadmap that we believe will result in a steady stream of new innovations and areas of use.  We no longer develop mobile phone products, but now focus our development efforts on our touchscreen technology.

Our research and development is predominantly in-house, but is also done in close collaboration with external partners and specialists. Our development areas can be divided into the following areas:

• Software
• Optical
• Mechanical
• Electrical

Recent Developments

During the period from August 25, 2009 through December 31, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 49,349,151 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 24,674,576 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

In the three months ended March 31, 2010, we received $1.2 million proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share and 30,080,282 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six month anniversary date of issuance until the warrant expiration date. We are not obligate to register the common stock related to the convertible debt or the warrants. On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

Overview of the Touchscreen Market and Competition

Competing Touchscreen Technologies:

  Today there are different touchscreen technologies available in the market. all of them with different or slightly different profiles, level of maturity, and cost price:

•	Resistive -- uses conductive and resistive layers separated by thin space;
•	Surface acoustic wave -- uses ultrasonic waves that pass over the touchscreen panel;
•
Capacitive and projected capacitive -- a capacitive touchscreen panel is coated with a material, typically indium tin oxide, that conducts a continuous electrical current across the sensor. When the sensor's 'normal' capacitance field (its reference state) is altered by another capacitance field, e.g., someone's finger, electronic circuits located at each corner of the panel measure the resultant 'distortion' in the sine wave characteristics to detect a touch;

•	Infrared -- uses infrared beams that are broken by finger or heat from the finger sensed from a camera to detect a touch;
•	Strain gauge -- uses a spring mounted on the four corners and strain gauges are used to determine deflection when the screen is touched;
•	Optical imaging -- uses two or more image sensors placed around the edges (mostly the corners) of the screen and a light source to create a shadow of the finger;
•
In-cell optical touch technology -- embeds photo sensors directly into an LCD glass. By integrating the touch function directly into an LCD glass, the LCD acts like a low resolution camera to “see” the shadow of the finger;

•	Dispersive signal technology -- uses sensors to detect the mechanical energy in the glass that occur due to a touch; and
•	Acoustic pulse recognition -- uses more than two piezoelectric transducers located at some positions of the screen to turn the mechanical energy of a touch (vibration) into an electronic signal.

The following are the advantages and disadvantages of the most common competing touchscreen technologies:

Resistive Touchscreen Technology:

1.	Uses conductive and resistive layers separated by a thin space.
2.	Touch creates contact between resistive circuit layers closing a switch.
3.	A controller layer is inserted between layers to determine touch coordinates.

Advantages:
▪	High resolution
▪	Low cost
▪	Proven solution for low cost touchscreen applications
▪	Support for large screen sizes

Disadvantages:
▪	Not fully transparent (more backlight needed, which requires high power consumption; reflections; loss of colors)
▪	Requires frequent recalibration to work properly
▪	Large frame size (limited active area of the total display area and outer dimensions of the device)
▪	Sensitive to scratches

Surface Capacitive Touchscreen Technology:

1.
Two sides of a glass substrate are coated with uniform conductive indium tin oxide coating (ITO).  Silicon dioxide hard coating is coated on the front side of ITO coating layer. There are electrodes on the four corners for launching electric current.

2.	Voltage is applied to the electrodes on the four corners.
3.	A finger touches the screen and draws a minute amount of current to the point of contact.
4.	The controller precisely calculates the proportion of the current passed through the four electrodes and calculates the X/Y coordinate of a touch point.

Advantages:
▪	No “edge” or bezel on the top of the on the screen display
▪	Medium to high resolution
▪	Support for large screen sizes

Disadvantages:
▪	Expensive, typically three to four times the cost of a resistive touchscreen solution
▪	Not fully transparent (more backlight needed, which requires high power consumption; reflections; loss of colors)
▪	Cannot be used with gloves or pen. Only supports fingers
▪	Limited temperature range for operation
▪	Limited capturing speed (for gestures)
▪	No multi-touch support

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

Advantages:
▪	No “edge” or bezel on the top of the on the screen display
▪	Medium to high resolution
▪	Multi-touch support

Disadvantages:
▪	Very expensive, typically 10 times the cost of a resistive touchscreen solution, making it suitable only for high end devices
▪	Not fully transparent (more backlight needed, which requires high power consumption; reflections; loss of colors)
▪	Cannot be used with gloves or pen (only support fingers)
▪	Limited temperature range for operation (not for car navigation systems, etc.)
▪	Limited capturing speed (no support for gestures)
▪	Limited screen size (typical maximum 3-4 inches) due to poor signal to noise ratio (SNR)
▪	No pen support

Neonode zForce Touchscreen Technology:

1.	zForce uses a small frame around the display with LEDs and photoreceptors on the opposite sides, hidden behind a infrared-transparent bezel.
2.	A controller sequentially pulses the LEDs to create a grid of infrared light beams across the display.
3.	A touch obstructs one or more of the beams which identify the X and Y coordinates, which also gives area information.
4.	Interpolation with analog reading and processing of the signal give multiple touch readings/high speed gesture support.

Advantages:
▪	Multi-touch support
▪	Fully transparent (maximum display quality)
▪	Fast capturing of movements (support for gestures)
▪	Support for extended temperature range
▪	Support for large screen sizes
▪	Low cost for high performance

Disadvantages:

▪	Bezel height of 0.5 mm (edge around the display)

The most inexpensive and widely used touchscreen solution on the market today is resistive touch. There are function limitations associated with resistive touch solutions, primarily that a user needs to press on a particular point on the screen and may be required to use a stylus or pen to touch the screen.  Many consumer devices that incorporate touchscreen applications use resistive touch solutions, including GPS and mobile phone products. Capacitive touch solutions provide a more robust set of functions that use a finger instead of a stylus to activate. Capacitive touch allows the user to move around the screen quickly, zoom in and out, and change screen views very easily. Capacitive touch solutions are priced much higher than resistive touch solutions and, as a result, are found mainly in higher priced devices. The product most users identify with a capacitive touch solution is the Apple iPhone. Our optical infrared touch solution provides the robust functionality of capacitive touch, can be activated with a finger or stylus, and is priced much closer to resistive touch solutions.

Touchscreen Technologies Competitors:

Company	Technology
3M	Surface Capacitive, Dispersive Signal Touch
Synaptics	Capacitive
RPO	Optical wave guide with camera
Nextwindow	Optical with camera
Zytronic	Projective Capacitive
Tyco Electronics	Capacitive, Resistive, Surface Wave, Surface capacitive
Touch International	Resistive, Projected Capacitive, Surface Capacitive
Mass Multimedia Inc.	All touchscreen technologies
TPK	Acoustic Recognition, Force Intuition, Wire Resistive, Digital Wire Resistive (provide the capacitive touchscreen for the Apple iPhone)

Technology License Agreements

As of December 31, 2009, we do not have any technology license agreements with customers.

Employees

On December 31, 2009, we had ten full-time employees and one part-time employee. We augment our staff with consultants on an “as needed” basis. Our full-time and our part-time employees are located in our corporate headquarters in Stockholm, Sweden, and one employee is located in a branch office in the United States. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Business

We do not have sufficient cash to pay our independent registered public accounting firm for the required financial audit of our 2009 financial statements or the required reviews of our quarterly financial statements for the first three quarters of 2009.

Due to our lack of cash resources, we did not have sufficient cash to pay our independent registered public accounting firm to complete their audit of our 2009 financial statements that are included in this Annual Report on Form 10-K.  Since our Annual Report on Form 10-K for the period ending December 31, 2009 has been filed without audited financial statements and without the required audit opinion of our current independent registered public accounting firm, our Form 10-K is deficient and does not comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).   In addition, we did not have the cash resources to pay the past due amounts due to our previous independent registered public accounting firm that audited our 2008 financial statements included in this Annual Report on Form 10K.  As a result, the 2008 financial statements that are included in this Annual Report on Form 10K are presented without the required audit opinion of our previous independent registered public accounting firm.  Moreover, we have not had our quarterly financial statements that were presented in our Periodic Reports on Form 10-Q for the first three quarters of 2009 reviewed by our independent registered public accounting firm as required by the Securities and Exchange Commission (SEC) regulations. .

We intend to complete the required audit of our financial statements for the period ending December 31, 2009 as soon as we obtain the necessary funds.  When we complete the audits of the annual financial statements and reviews of the quarterly financial statements for 2009, we will be required to file an amended Annual Report on Form 10-K for the year 2009 and amended Periodic Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. These amended filings may include adjustments to our financial statements and results of operations as compared to the reports previously filed without audit or review procedures performed by our independent registered public accounting firm.

Our current failure to comply with the Exchange Act’s reporting requirements may result in the SEC instituting an administrative proceeding seeking revocation of the registration of our registered securities.  In addition, our failure to comply with the Exchange Act’s reporting requirements could adversely affect the value of our common stock.  Furthermore, our failure to satisfy the current public information requirement of Rule 144 means that the reduced Rule 144 holding period prior to the resale of our unregistered stock is unavailable to holders of our unregistered stock, which may adversely affect a stockholder’s ability to resell our stock and cause our share price to decline.  Similarly, our filing deficiency and failure to have the required financial statement audit and reviews requires us to use the longer and more expensive Form S-1 to register current or future unregistered shares that have or may be issued.  This may also have a negative impact on the trading price of our common stock and on our market listing on the OTC Bulletin Board, and may adversely impact our ability to obtain necessary financing.

We will require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We will require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating until the end of June 2010. We are currently evaluating different financing alternatives, including but not limited to selling shares of our common or preferred stock, or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares.   If our operations do not become cash flow positive, we will be forced to seek credit line facilities from financial institutions, additional private equity investment, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

Our former wholly-owned Swedish subsidiary, Neonode AB, has been liquidated under the Swedish bankruptcy laws

Neonode AB, our former wholly-owned Swedish subsidiary, filed a petition to liquidate under the Swedish bankruptcy laws on December 9, 2008. Neonode AB was our operating company that developed and marketed our touchscreen mobile phone, the N2. We no longer manufacture or sell mobile phone products and have implemented a new strategy for our business.  While we have acquired Neonode Technologies AB, we may not be successful in our transition from the manufacturing and selling of mobile phone products to the licensing of our touchscreen technologies to other companies.

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

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products, technology, and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products, technology, and services that are appealing to our customers and end users with acceptable quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.

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

Our products and technologies are licensed to other companies which must be successful in designing, manufacturing and selling the products that incorporate our technologies. If our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

Our success depends in large part on our proprietary technology and other intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us with a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

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

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting our intellectual property rights. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our products.

We have an international presence in countries whose laws may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

As part of our business strategy, we target customers and relationships with suppliers and original equipment manufacturers in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address misappropriation of intellectual property nor deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

If we are unable to obtain key technologies from third parties on a timely basis, free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software for use in our products, including the operating systems. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to customers in a timely manner, on acceptable business terms, or if they contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced, or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

Changes in financial accounting standards or practices may cause unexpected fluctuations in and adversely affect our reported results of operations.

Any change in financial accounting standards or practices that cause a change in the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in, and adversely affect, our reported results of operations and cause our historical financial information not to be reliable as an indicator of future results.

Wars, terrorist attacks or other threats beyond our control could negatively impact consumer confidence, which could harm our operating results.

Wars, terrorist attacks or other threats beyond our control could have an adverse impact on the United States, Europe and the world economy in general, and consumer confidence and spending in particular, which could harm our business, results of operations and financial condition.

Risks Related to Owning Our Stock

During the 2009 fiscal year, due to our lack of cash resources, we were unable to obtain a review of our interim financial statements by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X.

During the 2009 fiscal year, due to our lack of cash resources, we were unable to obtain a review of our interim financial statements by our registered independent accountants in accordance with Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X.  Our failure to comply with these SEC requirements could adversely affect the value of our common stock.  In addition, our failure to satisfy the current public information requirement of Rule 144 means that the reduced Rule 144 holding period prior to the resale of our unregistered stock is unavailable to holders of our unregistered stock.  This may adversely affect a stockholder’s ability to resell our stock and cause our share price to decline.

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

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the price you pay for those shares due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, and other factors.

Some specific factors that may have a significant effect on our common stock market price include:
•	actual or anticipated fluctuations in our operating results or future prospects;
•	our announcements or our competitors’ announcements of new products;
•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in our growth rates or our competitors’ growth rates;
•	developments regarding our patents or proprietary rights or those of our competitors;
•	our inability to raise additional capital as needed;
•	concern as to the efficacy of our products;
•	changes in financial markets or general economic conditions;
•	sales of common stock by us or members of our management team; and
•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

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

       Our common stock is currently traded on the OTC Bulletin Board Market. Our stock price and liquidity may continue to be impacted.

Our common stock is traded on the OTC Bulletin Board market, which is generally considered a less efficient and less prestigious market than other markets, such as the Nasdaq Capital Market. The price and liquidity of our stock may continue to be adversely affected as a result of our common stock trading on the OTC Bulletin Board Market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

N one.

ITEM 2.	PROPERTIES

On January 12, 2009, our subsidiary, Neonode Technologies AB, entered into a 12 month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $5,000 per month. The annual payment for this space equates to approximately $60,000. This lease was extended through July 1, 2010 with a provision for additional automatic three month extensions at our discretion.

In addition, we lease office space located in Lafayette, California that is provided by our Chief Financial Officer on a rent-free basis.

ITEM 3.	LEGAL PROCEEDINGS

On September 4, 2008, we received a summons to appear in the United States District Court for the Southern District of New York because one of our investors in previous private placements transactions, Alpha Capital Anstalt (Alpha), alleged that we failed to issue certain stock certificates pursuant to the terms and conditions of the September 2007 investment subscription agreements. Alpha was asking the court to award it $734,650 in damages plus attorneys fees. Although we believed the claim had no merit, we signed a definitive settlement agreement on January 21, 2009, and issued Alpha 1,096,997 shares of our common stock as settlement in full. On February 13, 2009, a notice was sent to the Court by Alpha’s legal counsel dismissing the action.

On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as the Company’s financial advisor and exclusive placement agent in previous private placement transactions, initiated a lawsuit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business with the purpose of inducing Empire’s customers to invest in the Company.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  The Company intends to defend vigorously against the action.

   On May 11, 2009, Mr. David Berman initiated a lawsuit against the Company in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in the Company.  Mr. Berman, who was a client of Empire, invested $549,860.00 in the Company’s private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 162,900 shares totaling $251,081.69 in the after-market. The Company believes that the action has no merit and intends to defend vigorously against the action.

       The Company’s D&O insurance provider has extended coverage and will cover the costs of legal representation, subject to the payment by the Company of the retention amount of $150,000.

         On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010.  The Company intends to defend vigorously against the action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on Friday, December 11, 2009, at our corporate headquarters located at Linnegatan 89, SE 115 23 Stockholm, Sweden.

The stockholders approved the following two items:

(i)	The election of Per Bystedt and Thomas Eriksson as directors of the Company, each for a term of three years or until his successor is elected:

For	Against	Withheld

263,662,570	-	-

(ii)       The ratification of the appointment of KMJ Corbin and Company as our independent auditors for the fiscal year 2009.

For	Against	Withheld

263,662,570	-	-

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective January 2, 2009, our common stock was quoted on the Pink Sheets under the symbol NEON.PK and effective January 26, 2009, our common stock has been quoted on the Over the Counter Bulletin Board Market (OTCBB) under the symbol NEON.OB.

In 2008, our stock was traded on the Nasdaq Capital Market under the symbol NEON. The following table presents quarterly information on the price range of our common stock, indicating the high and low bid prices reported by the Nasdaq Capital Market. These prices do not include retail markups, markdowns or commissions. As of December 31, 2009, there were approximately 2,634 holders of record of our common stock.

Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2009
High	$0.06	$0.05	$0.05	$0.04
Low	$0.02	$0.02	0.02	$0.02
Fiscal 2008
High	$3.70	$3.09	$0.49	$0.19
Low	$1.74	$0.35	$0.10	$0.03

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we do not assume any obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The following discussion should be read in conjunction with the company’s financial statements for the years ended December 31, 2009 and 2008 and the related notes included therein.

Overview

        We specialize in user-friendly touchscreen solutions for hand-held devices, based on our innovative optical technology, which we refer to as zForce™.  Our mission is to make the easiest (to use and integrate), best (functionality and design) and cheapest touchscreen solution for handheld devices.

Through our formerly wholly-owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the Neonode N2. On December 1, 2008, we transferred the Neonode AB intellectual property including patents, copyrights and trademarks from Neonode AB to Neonode Inc. pursuant to an intercompany debt pledge agreement. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws.  Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. was no longer in the mobile phone business and was relieved of any financial obligations related to the accounts payable or other debts of Neonode AB.

           We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the twelve months ended December 31, 2008 and 2009, we raised approximately $9.6 million and $1.0 million, respectively, net cash proceeds though the sale of our securities and convertible debt. We raised an additional $1.2 million in the three months ended March 31, 2010 through the sale of our securities. Unless we are able to increase our revenues and/or decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through June 2010.

On December 30, 2008, we commenced certain refinancing and capital raising transactions to enable us to continue to develop our technology. A description of the actions we took to restructure and refinance the company and a description of our new business are included above in Item 1 “Business.”

We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2009, we had an accumulated deficit of $76.9 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2010. We did not have sufficient cash to pay our independent registered public accounting firm to complete the audit of our 2009 financial statements included in this Annual Report on Form 10K and to pay past due amounts to our previous independent registered public accounting firm who audited our 2008 financial statements included in this Annual Report on Form 10K. As a result, the 2008 and 2009 financial statements that are included in this Annual Report on Form 10K are presented without the required audit opinions of or current and previous independent registered public accounting firms. Although we have been able to fund our operations to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements are in conformity with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of Neonode Inc. and its former wholly-owned subsidiary based in Sweden, Neonode AB, through December 9, 2008, the date Neonode AB filed for bankruptcy. The balance sheet as of December 31, 2008, includes the accounts of our new wholly owned subsidiary based in Sweden, Neonode Technologies AB. Operating results for Neonode Technologies AB from date of acquisition to December 31, 2008, have been insignificant.  For 2009, the audited consolidated statements of operations and cash flows appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the twelve months ended December 31, 2009 appearing below include the results of operations of our new wholly-owned subsidiary, Neonode Technologies AB, which Neonode Inc. purchased on December 29, 2008.  The audited consolidated balance sheet as of December 31, 2009 includes the accounts of Neonode Inc. and Neonode Technologies AB.

All inter-company accounts and transactions have been eliminated in consolidation. Our accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The historical experience and assumptions form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies and related judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Neonode AB Mobile Phone Business and Licensing of Our Intellectual Property:

We recognize revenue from product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complies with the accounting guidance issued by the Securities and Exchange Commission (SEC). We recognized revenue from the sale of our mobile phones when all of the following conditions were met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products were delivered and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we deferred recognition of revenue. Judgments were required in evaluating the credit worthiness of our customers. Credit was not extended to customers and revenue was not recognized until we determined that collectibility was reasonably assured.

In 2008, our revenues generated by the sale of Neonode AB’s mobile phones consisted primarily of sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection may have allowed the distributor a credit (either in cash or as a discount on future purchases) if there was a price decrease during a specified period of time or until the distributor resold the goods. Future price adjustments were difficult to estimate since we do not have a sufficient history of making price adjustments. Therefore, we deferred recognition of revenue derived from sales to these customers until they resold our products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded an accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date, and legal title and risk of inventory loss passed to the distributor upon shipment.

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

Revenue from products sold directly to end-users though our web sales channels were generally recognized when title and risk of loss passed to the buyer, which typically occurred upon shipment. Reserves for sales returns were estimated based primarily on historical experience and were provided at the time of shipment.

Generally, our customers were responsible for the payment of all shipping and handling charges directly with the freight carriers.

Neonode AB derived revenue from the licensing of our internally developed intellectual property (IP). We entered into IP licensing agreements that generally provided licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally included a nonexclusive license for the underlying IP. Fees under these agreements may have included license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. On December 1, 2008, we transferred the Neonode AB intellectual property including patents, copyrights and trademarks to Neonode inc. pursuant to an intercompany debt pledge agreement.

Hardware Products:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the accounting guidance provided by the SEC. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars or Euros. The software component of our hardware products is considered incidental.  Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale. To date, we have not sold any hardware products.

When selling hardware, we expect our agreements with OEMs and ODMs to incorporate clauses reflecting the following understandings:

-	all prices are fixed and determinable at the time of sale;
-	title and risk of loss pass at the time of shipment (FOB shipping point);
-
collectibility of the sales price is probable (the customer is creditworthy, the customer is obligated to pay, and such obligation is not contingent on the ultimate sale of the customer’s integrated solution);

-	the customer’s obligation to us will not be changed in the event of theft or physical destruction or damage of the product;
-	we do not have significant obligations for future performance to directly assist in the resale of the product by the OEMs; and
-	there is no contractual right of return other than for defective products.

Software Products:

We may derive revenues from the following sources: (1) software, which includes our Neno™ software licenses and (2) engineering services, which include consulting. We account for the licensing of software in accordance with accounting guidance that requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services. To date, we have not sold any software products.

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

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.  On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000.

Allowance for Doubtful Accounts

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of our customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors, including the length of time the receivables are past due and our historical collection experience with customers. We do not have any accounts receivable at December 31, 2009 and 2008, respectively.

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

Research and Development

Research and Development (R&D) costs are expensed as incurred. R&D costs are accounted for in accordance with accounting guidance. Research and development costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying, and measurements.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with accounting guidance. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.

Stock Based Compensation Expense

We account for stock-based employee compensation arrangements in accordance with accounting guidance. We account for equity instruments issued to non-employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value and the unvested portion be re-measured each reporting period. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Debt Issued with Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with accounting guidance if they meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves. The warrants were classified as a liability pursuant to the accounting guidance. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period and, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to the accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Similarly, if warrants meet the classification of liabilities in accordance with accounting guidance, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Income taxes

We account for income taxes in accordance with accounting guidance. Accounting guidance requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain based on the “not more likely than not” criteria of the accounting guidance.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2009 and 2008. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of the accounting, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with the accounting guidance. As a result of the implementation of the accounting guidance, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore, upon implementation of the applicable accounting guidance, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2009, we had no unrecognized tax benefits.

New Accounting Pronouncements

The following are the expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determine the effect, if any, the adoption of these pronouncements would have on our results of operations or financial position.

          In May 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The accounting guidance is effective for interim and annual periods ending after June 15, 2009, or for our quarter ended September 30, 2009, and will be applied prospectively.

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

Results of Operations

Effective January 2, 2009, our common stock was quoted on the Pink Sheets under the symbol NEON.PK and effective January 26, 2009, our common stock has been quoted on the Over the Counter Bulletin Board Market (OTCBB) under the symbol NEON.OB. In 2008, our stock was traded on the Nasdaq Capital Market under the symbol NEON.

2008 Financial Statements

On December 9, 2008, our formerly wholly-owned Swedish subsidiary, Neonode AB, filed for liquidation under the bankruptcy laws of Sweden. Pursuant to the Swedish bankruptcy laws, we were no longer responsible for the debt and liabilities nor do we have any ownership interest in the assets of Neonode AB as of December 9, 2008, the effective date of the bankruptcy filing,. The audited consolidated statements of operations and cash flows appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the year ended December 31, 2008 appearing below include the results of operations of our former wholly-owned subsidiary, Neonode AB, only from January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy. Accounting guidance precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

        On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB, a Swedish engineering company, and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Neonode Technologies AB Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred Stock to the Neonode Technologies AB Stockholders.   The 495,000 shares of our Series A Preferred Stock were converted to 237,911,185 shares of our common stock in 2009.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became our wholly-owned subsidiary. Neonode’s consolidated balance sheets as of December 31, 2008 include the accounts of Neonode Inc. and its new wholly-owned subsidiary, Neonode Technologies AB. Neonode Technologies AB did not have any operations prior to its acquisition by us on December 29, 2008; therefore, the acquisition of Neonode Technologies AB has no accounting impact on the consolidated statements of operations for the year ended December 31, 2008.

2009 Financial Statements

For 2009, the audited consolidated statements of operations and cash flows appearing elsewhere in this Annual Report on Form 10-K and the discussion of our financial condition and results of operations for the twelve months ended December 31, 2009 appearing below include the results of operations of our new wholly owned subsidiary, Neonode Technologies AB, which Neonode Inc. purchased on December 29, 2008.  The audited consolidated balance sheet as of December 31, 2009, includes the accounts of Neonode Inc. and Neonode Technologies AB.

The following table sets forth, as a percentage of net sales, certain statements of operations data for the twelve months ended December 31, 2008. We did not have any sales in 2009, so no percentages of net sales are presented for the twelve months ended December 31, 2009.  These operating results are not necessarily indicative of our operating results for any future period.

2008
Net sales	100%
Cost of sales	212%
Gross margin	(112%)
Operating expenses:
Research and development	45%
Sales and marketing	54%
General and administrative	82%
Total operating expenses	181%
Operating loss	(293%)
Other income (expense):
Interest and other income	--
Interest and other expense	(5%)
Foreign currency exchange rate loss	(12%)
Write off of receivable from Neonode AB	(39%)
Gain on debt forgiveness of Neonode AB	135%
Gain on troubled debt restructuring	46%
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	86%
Total interest and other expense	212%
Net loss	(81%)

Net Sales

We did not have any net sales for the year ended December 31, 2009. Net sales for the year ended December 31, 2008 were $7.3 million. Revenue for the year ended December 31, 2008 included $6.9 million from the sale of our N2 mobile phones by our formerly wholly-owned subsidiary, Neonode AB. A significant portion of our net sales in 2008 is primarily attributable to the sale of the inventory of approximately 28,000 N2 mobile phones held by our manufacturing partner in the fourth quarter of 2008. Our manufacturing partner applied the cash proceeds from the sale of the inventory of N2s to our outstanding accounts payable balance with them.

                On December 9, 2008, our formerly wholly-owned subsidiary, Neonode AB, filed for liquidation under the Swedish bankruptcy laws. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. was no longer in the mobile phone business and no longer has any known financial obligations related to the accounts payable or other debts of Neonode AB. The intellectual property of Neonode AB was transferred to Neonode Inc. prior to filing for bankruptcy and Neonode Inc. will continue to pursue technology sales and licensing opportunities through its newly-acquired subsidiary, Neonode Technologies AB.

We restructured and recapitalized our business on December 31, 2008 to focus our business on the development of our zForce touchscreen solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Our sales are targeted at OEM’s and ODM’s which produce handheld devices for the digital lifestyle consumer products market, including portable digital music and video players, e-books, digital cameras, mobile phones, and other electronic devices which may utilize our customized touchscreen solutions.

We do not have any customers for our touchscreen technology and currently believe that we will depend on a limited number of OEM and ODM customers for substantially all our future revenue. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on our business, operating results and cash flows.

Gross Margin

        Gross margin as a percentage of net sales was (112)% in the year ended December 31, 2008. Our cost of sales includes the direct cost of production of the phone plus the cost of our internal production department and accrued estimated warranty costs. In the year ended December 31, 2008, our cost of sales includes an inventory write-down charge of $10.2 million. We experienced limited success in selling our N2 mobile phone since introduction in 2007 and reevaluated our selling efforts and the potential markets for the N2 in 2008. Based upon this reevaluation, we decided that it was probable that in 2008 we would have to reduce the selling price of our N2 phones and/or offer our customers substantial incentives in order to sell the N2. As a result of our revaluation, we recorded a write-down reducing the value of our inventory to the estimated realizable value of our inventory prior to Neonode AB filing for bankruptcy on December 9, 2008.

Product Research and Development

Product research and development (R&D) expenses for the year ended December 31, 2009 were $1.0 million, a 70% decrease compared to $3.3 million for the same period ending December 31, 2008.

       The main factors that contributed to the decrease in R&D costs are a decrease in the headcount of our engineering department from 14 to eight, primarily at the end of 2008, along with a cessation in external development costs associated with the development of the N2 and a decrease related to corporate overhead, rent and travel-related costs. On October 22, 2008, our formerly wholly-owned Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). In conjunction with the reorganization, we reduced our staffing levels across the company and cancelled all outside contractors and consultants, and stopped all R&D projects related to development and improvement of our mobile phone products. Under the Swedish Reorganization Act, the Swedish government assumed responsibility for payment of salaries and benefits to Neonode AB’s employees on the day the Swedish court approved Neonode AB’s petition for reorganization.

We are not currently planning to continue to pursue any expenditure on R&D projects related to developing or update our current or future mobile phone products. As part of our corporate reorganization, we will continue to pursue R&D expenditures on the development of our touchscreen and other technologies. We have a development roadmap based on our touchscreen and other technologies. As of December 31, 2009, we have 10 full-time employees and one part-time employee, of which eight full-time are part of our engineering department.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2009 were $0.3 million, compared to $3.9 million for the same period in 2008, a decrease of 92%.

         The decrease in the year ended December 31, 2009 over the same period in 2008 is primarily related to a wind down in product marketing activities related to our N2 mobile phone handset. On October 22, 2008, our Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). In conjunction with the reorganization, we reduced our staffing levels across the company and cancelled all sales and promotional activities. Under the Swedish Reorganization Act, the Swedish government assumed responsibility for payment of salaries and benefits to Neonode AB’s employees on the day the Swedish court approved Neonode AB’s petition for reorganization.

Our sales activities after our corporate reorganization now focuses primarily on OEM and ODM customers who will integrate our touchscreen technology into their products, and the OEM and ODM customers will sell and market their products to their customers. As of December 31, 2009, we have retained two consultants in our sales and marketing department.

General and Administrative

General and administrative (G&A) expenses for the year ended December 31, 2009 were $2.4 million, a 60% decrease from $6.0 million for the same period in 2008.

        The decrease in 2009 as compared to 2008 is related to a decrease in headcount in our G&A department from eight employees to two employees and one consultant. In addition there has been a significant decrease related to legal, accounting, facilities and travel costs. The year ended December 31, 2008 also includes $225,000 in expense related to the termination of the Neonode USA agreement. On October 22, 2008, our Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). In conjunction with the reorganization, we reduced our staffing levels across the company and cancelled all sales and promotional activities. Under the Swedish Reorganization Act, the Swedish government assumed responsibility for payment of salaries and benefits to Neonode AB’s employees on the day the Swedish court approved Neonode AB’s petition for reorganization.

      As of December 31, 2009, we have two employees and one consultant in our G&A department fulfilling management and accounting responsibilities.

Interest Expense and Other Expense

Interest expense for the twelve months ended December 31, 2009 was $30,000, as compared to $368,000 for the twelve months ended December 31, 2008. The $338,000 decrease is due to a decrease in interest bearing debt outstanding at December 31, 2008 when we converted $6.2 million of convertible debt to equity as part of a corporate reorganization.

Foreign Exchange Loss

Foreign exchange loss for the twelve months ended December 31, 2009 was $92,000, as compared to $848,000 for the twelve months ended December 31, 2008. The $756,000 decrease is due to a reduction in the total, expenses, assets and cash balances combined with changes in the exchange rate in the US Dollar as compared to the Swedish Krona in 2009 compared to 2008.

Write-off of Accounts Receivable from Subsidiary

              On December 9, 2008, our formerly wholly-owned Swedish subsidiary, Neonode AB, filed a petition for liquidation in compliance with the Swedish Bankruptcy Act (1987:672). Mr. Hans Ödén of the Stockholm-based Ackordscentralen AB, a consultancy firm specializing in insolvency, was appointed by the district court of Stockholm to administer the process. We wrote off our $2.8 million receivable from Neonode AB on December 9, 2008, the date Neonode AB filed for bankruptcy.

         Gain on debt forgiveness of Neonode AB

For the twelve months ended December 31, 2008, we recorded again on the forgiveness of debt of Neonode AB in bankruptcy totaling $9.8 million pursuant to the applicable accounting guidance.

Non-cash Items Related to Debt Discounts and Deferred Financing Fees and the Valuation of Conversion Features and Warrants

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants interest for the year ended December 31, 2009 amounted to a loss of $1.8 million. The change is the direct result of exchanging the outstanding debt and a majority of the outstanding warrants to equity (preferred stock A and B), which resulted in a troubled debt restructuring loss of $2.7 million in 2009 combined with an overall decrease in the Company’s common stock price that reduced the fair value of the conversion features and warrants during 2009. This resulted in marked-to-market non-cash income of $900,000 in 2009.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants interest for the year ended December 31, 2008 amounted to a gain of $9.6 million. The change is the direct result of exchanging the outstanding debt and a majority of the outstanding warrants to equity (preferred stock A and B), which resulted in a troubled debt restructuring gain of $3.4 million in 2008 combined with an overall decrease in the Company’s common stock price that reduced the fair value of the conversion features and warrants during 2008. This resulted in marked-to-market non-cash income of $6.3 million in 2008.

On December 29, 2008, we entered into Note Conversion Agreements with the holders of convertible notes and promissory notes of the Company in the aggregate amount of up to $6,341,611, for the issuance of up to 250,014 shares of Series A Preferred Stock in exchange for the surrender of the Convertible Notes by the note holders.  A total of 24 out of 27 note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance of 244,265.56 shares of Series A Preferred Stock on December 31, 2008.  The fair value of the convertible notes and promissory notes and related embedded conversion features amounted to $3.1 million immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the common stock anti-dilution feature were a term of 0.23 years, volatility of 357.2%, and a risk-free interest rate of 1.1%. The fair value of the Series A Preferred stock on the date of conversion was $10 per share, as the Company also raised $1.2 million in cash from both inside and outside investors, with outside investors comprising approximately 51%.  Accordingly, the Company believes that the $10 per share for the Series A shares is at an arm’s length price.  This conversion resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $3.4 million.

On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock and 132.07 for each share of Series B Preferred Stock. The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Loss on Troubled Debt Restructuring on our Consolidated Statements of Operations for the twelve months ended December 31, 2009.

On December 29, 2008, the Company commenced entering into Warrant Conversion Agreements with the holders of warrants for the purchase of shares, notes, and/or additional warrants of the Company, for the issuance of up to 108,850 shares of Series B Preferred Stock in exchange for the surrender of the warrants by the warrant holders.  The Company has entered into Warrant Conversion Agreements with 92 out of 129 warrant holders for the issuance of 92,795.23 shares of Series B Preferred Stock on December 31, 2008. The fair value of the converted warrants which were recorded as liabilities amounted to $159,000 immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the warrants prior to conversion were a term of 4.4 years, volatility of 152.3%, and a risk-free interest rate of 1.37%. The fair value of the Series B Preferred stock on the date of conversion was $0.022 per share, which is based upon a fully diluted price per share using the Company’s market capitalization on that date. This conversion resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $157,000.

The fair value of the conversion of the 97,795.23 shares of Series B Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 12,255,466 shares of our common stock was $488,000 based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On March 31, 2009, we recorded the $488,000 increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Loss on Troubled Debt Restructuring on our Consolidated Statements of Operations for the twelve months ended December 31, 2009.

Deemed Dividend to Preferred Shareholders

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1.1million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. The fair value of the conversion of the 112,190.40 shares of Series A Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 53,922,072 shares of our common stock was $1.0 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. On March 31, 2009, we recorded the $1.0 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a deemed dividend to Preferred Shareholders on our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2009.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2009 and 2008, respectively. We recorded valuation allowances in 2009 and 2008 for deferred tax assets related to net operating losses due to the uncertainty of realization. As of December 31, 2008, due to the bankruptcy of Neonode AB, we no longer have any significant amounts of net operating loss carryforwards and hence no significant amounts of deferred tax assets.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $12.3 million for the year ended December 31, 2009 compared to a net loss of $5.9 million in the comparable period in 2008.

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. Due to our lack of cash resources, we did not have sufficient cash to pay our independent registered public accounting firm to complete their audit of our 2009 financial statements that are included in this Annual Report on Form 10-K.  Since our Annual Report on Form 10-K for the period ending December 31, 2009 has been filed without audited financial statements and without the required audit opinion of our current independent registered public accounting firm, our Form 10-K is deficient and does not comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The lack of a completed audit may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations, or cease operations. In such event, investors may lose a portion or all of their investment.

On December 31, 2008, we completed certain refinancing and capital raising transactions, acquired Neonode Technologies AB, and began operations with a primary focus on licensing our touchscreen technology to third party OEM customers. We do not have any current active customers for our touchscreen technology. In most circumstances, our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from technology license agreements.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at December 31, 2009 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At December 31, 2009, we had cash and cash equivalents of $28,000, as compared to $17,000 at December 31, 2008. In the twelve month period ended December 31, 2009, $1.8 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$9
Stock-based compensation expense	6,789
Loss on retirement of fixed assets	30
Gain on conversion of accounts payable to equity	(55)
Loss on troubled debt restructuring	2,741
Deemed dividend to preferred stockholders	1,035
Change in fair value of embedded derivatives and warrants recorded as a liability	(922)
Total net non-cash items included in cash used in our operations	$9,627

Adjusted working capital deficit (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was $1.8 million at December 31, 2009, compared to an adjusted working capital deficit of $962,000 at December 31, 2008.

In the twelve months ended December 31, 2009, we purchased $27,000 of fixed assets, consisting primarily of computers and engineering equipment.

In December 2008, we completed a private placement of equity securities for cash totaling $10.7 million. On December 31, 2008, $1.0 million was included as a stock subscription receivable and the cash proceeds were received in January and February 2009.

During the period from August 25, 2009 through December 31, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 49,349,151 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition we issued 24,674,576 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

In the three months ended March 31, 2010, we received $1.2 million proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share and 30,080,282 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six month anniversary date of issuance until the warrant expiration date. We are not obligate to register the common stock related to the convertible debt or the warrants. On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

         The majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been, or are, convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. Our operations are not cash flow positive and we may be forced to seek credit line facilities from financial institutions, additional private equity investment, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable .

The following Financial Statements have not been audited and no auditor’s report is filed herewith.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEONODE INC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$28	$17
Prepaid expense	58	46
Other	47	--
Total current assets	133	63

Property, plant and equipment, net	20	116
Total assets	$153	$179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of convertible long term debt and leases	$307	$17
Accounts payable	719	688
Accrued expenses	947	320
Embedded derivatives of convertible debt and warrants	2,858	--
Total current liabilities	4,831	1,025

Long term convertible debt and leases	--	207
Total liabilities	4,831	1,232

Commitments and contingencies (note 19)

Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at December 31, 2009 and 2008. 86,142 and 855,522 shares issued and outstanding at December 31, 2009 and 2008, respectively . (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to
par value of $0.001 over the shares of Common Stock)	880	3,531
Series B Preferred Stock, 108,850 shares authorized with par value $0.001at December 31, 2009 and 2008 17,265 and 92,796 shares issued and outstanding at December 31, 2009 and 2008, respectively.
(In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of
Common Stock)	--	2
Common stock, 75,000,000 shares authorized with par value $0.001 at December 31, 2009 and 2008, respectively; 416,472,328 and
35,058,011 shares issued and outstanding at December 31, 2009
and 2008, respectively	416	35
Common stock additional paid in capital	70,968	61,016
Accumulated other comprehensive income (expense)	(92)	--
Stock subscription receivable	--	(1,035)
Accumulated deficit	(76,850)	(64,602)
Total stockholders' deficit	(4,678)	(1,053)
Total liabilities and stockholders' deficit	$153	$179

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEONODE INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended
	December 31,
	2009	2008

Net revenue	$-	$7,282
Cost of sales	-	15,459
Gross margin	-	(8,177)

Operating expenses
Product research and development	999	3,288
Sales and marketing	346	3,943
General and administrative	1,697	5,957
Amortization of fair value of stock issued to
related parties for purchase of Neonode
Technologies AB	6,337	--
Total operating expenses	9,379	13,188

Operating loss	(9,379)	(21,365)

Interest and other income	--	16
Interest and other expense	(70)	(368)
Foreign currency exchange rate loss	--	(848)
Gain on conversion and forgiveness of
accounts payable	55	--
Write-off of receivable from Neonode AB	--	(2,828)
Gain on forgiveness of Neonode AB’s
net liabilities	--	9,820
Gain (loss) on troubled debt restructuring	(2,741)	3,360
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	922	6,278
Total interest and other expense	(1,834)	15,430

Net loss from operations	(11,213)	(5,934)

Other comprehensive loss
Foreign currency exchange rate loss	(92)	--
Comprehensive loss	$(92)	$--

Deemed dividend to Preferred Stockholders	(1,035)	--
Net loss attributable to common stockholders	$(12,340)	$(5,934)

Loss attributable to common stockholders per common share:

Basic and diluted loss per share	$(0.05)	$(0.21)
Basic and diluted – weighted average
shares used in per share computations	247,551	28,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEONODE INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except per share amounts)

Amounts in thousands	Common stock shares issued (1)	Par value of common stock	Additional paid-in- capital on common stock	Series A Preferred stock shares issued	Series A Preferred stock	Series B Preferred stock shares issued	Series B Preferred stock	Stock subscription receivable	Accumulated Comprehensive loss	Accumulated deficit	Stock-holders' equity (deficit)
Balances, December 31, 2007	23,781	23	55,406	-	-	-	-	-	354	(58,668)	(2,885)
Employee stock options exercised for cash	21	-	38	-	-	-	-	-	-	-	38
Common stock issued related to employee liabilities	657	-	54	-	-	-	-	-	-	-	54
Employee stock option compensation expense	-	-	1,163	-	-	-	-	-	-	-	1,163
Conversion of debt to common stock and warrants	10	-	15	-	-	-	-	-	-	-	15
Shares of common stock issued pursuant to private placement and warrant repricing financing transactions net of $1,137,000 cash and $5,385,000 non-cash issuance costs	10,589	11	4,274	-	-	-	-	-	-	-	4,285
Conversion of warrant liability to equity	-	-	67	-	-	-	-	-	-	-	67
Issuance of Series A Preferred stock in financing transaction, net of accrued issuance costs of $46,000	-	-	-	112	1,076	-	-	-	-	-	1,076
Issuance of Series A Preferred stock in debt conversion transaction, net of stock given in lieu of cash issuance costs of $41,000	-	-	-	248	2,443	-	-	-	-	-	2,443
Issuance of Series A Preferred stock in acquisition of Neonode Technologies AB	-	-	-	495	12	-	-	-	-	-	12
Stock subscription receivable associated with financing transaction on December 31, 2008	-	-	-	-	-	-	-	(1,035)	-	-	(1,035)

Issuance of Series B Preferred stock in warrant conversion	-	-	-			93	2	-		-	-	2
Foreign currency translation adjustment	-	-	-	-	-	-	-	-		(354)	-	(354)
Net loss	-	-	-	-	-	-	-	-		-	(5,934)	(5,934)	354
Comprehensive loss	-	-	-	-	-	-	-	-		-	-	-	(5,934)
Balances, December 31, 2008	35,058	$35	$61,016	855	$3,531	93	$2	$(1,035)		$-	$(64,602)	$(1,053)	(5,580)

Employee stock option compensation expense	-	-	147	-	-	-	-	-		-	-	147
Employee Warrant Expense	-	-	305	-	-	-	-	-		-	-	305
Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB	-		6,337	-	-	-	-	-		-	-	6,337
Reversal of conversion of warrant liability to equity	-	-	(67)	-	-	-	-	-		-	-	(67)
Common stock issued to settle accounts payable	763	1	20	-	-	-	-	-		-	-	21
Common stock issued to settle lawsuit	1,189	1	54	-	-	-	-	-		-	-	55
Exchange of Series A Preferred Stock for common stock	369,488	369	2,282	(769)	(2,651)	-	-	-		-	-	-
Exchange of Series B Preferred Stock for common stock	9,974	10	(8)	-	-	(76)	(2)	-		-	-	-
Loss on troubled debt restructuring related to the market value of preferred stock issued	-	-	2,741			-	-	-		-	-	2,741
Fair value of warrants recorded on January 1, 2009	-	-	(2,894)	-	-	-	-	-		-	-	(2,894)
Deemed dividend to preferred stockholders	-	-	1,035	-	-	-	-	-		-	-	1,035
Proceeds received from subscription receivable	-	-	-	-	-	-	-	1,035		-	-	1,035

Foreign currency translation adjustment	-	-	-	-	-	-	-	-		(92)	-	(92)
Net loss	-	-	-	-	-	-	-	-		-	(12,248)	(12,248)	(92)
Comprehensive loss	-	-	-	-	-	-	-	-		-	-	-	(12,248)
Balances, December 31, 2009	416,475	$416	$70,968	86	$880	17	$-	$-	$		$(76,850)	$(4,678)	(12,340)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEONODE INC CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,248)	(5,934)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	6,789	1,163
Depreciation and amortization	9	339
Loss on sale of property and equipment	30	16
Gain on conversion of accounts payable to equity	(55)	--
Write-down of inventory to net realizable value	---	10,155
Write-off of receivable from Neonode AB	---	2,828
Gain on forgiveness of Neonode AB’s net liabilities	---	(9,820)
Loss (Gain) on troubled debt restructuring	2,741	(3,360)
Deemed dividend to preferred stockholders	1,035	--
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	(922)	(6,278)
Changes in operating assets and liabilities:
Cumulative effect of the foreign exchange translation rates on the assets and liabilities of Neonode AB for the period January 1, 2008 through December 9, 2008, the date of bankruptcy	---	5,223
Accounts receivable and other assets	(47)	870
Inventories	---	(3,089)
Prepaid expenses	(12)	1,035
Accounts payable and other accrued expense	863	(5,474
Deferred revenue	---	(2,979)
Net cash used in operating activities	(1,817)	-15,305

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	32
Purchase of property, plant and equipment	(27)	(205)
Net cash used in investing activities	(27)	(173)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	958	--
Proceeds from purchase of employee stock options	---	38
Cash increase resulting from merger and acquisition
transactions and sale of software business	---	12
Proceeds from issuance of common stock,
warrant repricing and preferred stock	1,035	9,733
Equity issuance costs	(46)	(1,137)
Restricted cash	---	5,702
Net cash provided by financing activities	1,947	14,348
Effect of exchange rates on cash and cash equivalents	(92)	--

Net increase (decrease) in cash and cash equivalents	11	(1,130)
Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$28	$17

Supplemental disclosure of cash flow information:
Interest paid	$32	$121
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in repricing	$--	$13,786
Fair value of warrants and Series A Preferred stock issued
to financial advisors and Bridge Note holders for financing and restructuring transaction costs	$--	$5,472
Conversion of September convertible notes	$--	$35
Fair value of August note surrendered towards the exercise of re-priced warrants	$--	$375
Fair value of Series A and B Preferred stock issued to convert convertible notes and warrants to equity	$--	$2,445
Fair Value of stock issued to employees in settlement of employee related vacation and severance liabilities	$--	$54
Fair value of warrant liability converted to equity	$--	$67
Fair value of 495,000 shares of Series A Preferred stock issued
to related parties for 100% of Neonode Technologies AB	$--	$4,950
Preferred Stock Series A Subscription Receivable	$--	$1,035
Fair value of conversion to common stock of Series A and B
Preferred stock issued to note and warrant holders related to
corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$2,741	$--
Deemed dividend to investors who received Series A Preferred stock issued related to corporate restructuring at December 31,
2008 based on the fair value of the conversion to common stock at March 31, 2009	$1,035	$--
Fair value of warrants with price protection	$2,158	$--
Fair value of warrants issued to employees	$305	$--
Fair value of embedded conversion feature of convertible debt issued in September 2009 financing transaction	$700	$--
Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$23	--
Fair value of convertible debt issued to convert accounts payable to equity	$28	--
Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for
100% of Neonode Technologies AB recorded as compensation expense	$6,337	$--

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEONODE INC

Notes to the Consolidated Financial Statements

1.     Nature of the business and operations

Neonode Inc. (the Company) was incorporated in the State of Delaware in 2006 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (Cypressen) (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly-owned subsidiary.

On December 9, 2008, our formerly wholly-owned subsidiary, Neonode AB, filed for liquidation under the Swedish bankruptcy laws. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB for which Neonode Inc. has responsibility. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the accounts of Neonode AB for the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy.

On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the Neonode Technologies AB Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of shares of Neonode Inc. Series A Preferred Stock to the Neonode Technologies AB Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly-owned subsidiary of the Company.   The Neonode Technologies AB Stockholders are or where our employees and/or Neonode AB, and as such are related parties. Neonode Technologies AB did not have any operations in 2008. Our Consolidated Balance Sheet as of December 31, 2008 includes the accounts of Neonode Technologies AB which is comprised of cash totaling approximately $12,000. The acquisition of Neonode Technologies AB by us did not qualify as a business combination merger of entities under common control; accordingly the assets of Neonode Technologies AB are recorded at their historical cost basis of $12,000. The remaining fair value of the Preferred Stock Series A shares issued to the sellers of Neonode Technologies AB shares are accounted for as compensation.  Pursuant to the Share Exchange Agreement, the Neonode Technologies AB stockholders are required to work for us for 18 months for the shares of stock they received to fully vest. If they discontinue to work for us prior to the 18 month vesting period the unvested shares will be forfeited back to us. The $9.5 million fair value of the common stock (as converted from Series A Preferred Stock) issued under the Share Exchange Agreement is amortized to compensation expense over the 18 month at the rate of $528,000 per month period beginning December 31, 2008.

        We provide optical touchscreen solutions for handheld consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (OEMs) and Original Design Manufacturers (ODMs) who imbed our touchscreen technology into electronic devices that they develop and sell such as mobile phones, e-book readers, mobile internet devices, global positioning systems (GPS), digital picture frames and micro PCs. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of finger-based and pen input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We did not have sufficient cash to pay our independent registered public accounting firm to complete the audit of our 2009 financial statements included in this Annual Report on Form 10K and to pay past due amounts to our previous independent registered public accounting firm who audited our 2008 financial statements included in this Annual Report on Form 10K. As a result, the 2008 and 2009 financial statements that are included in this Annual Report on Form 10K are presented without the required audit opinions of or current and previous independent registered public accounting firms. We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2009, we had an accumulated deficit of $76.9 million and working capital deficit (current assets less current liabilities, not including non-cash warrant liability) of $1.9 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into customer contracts with customers and to raise additional funds through debt or equity. During the period from August 25, 2009 through December 31, 2009, we completed a private placement of convertible notes and stock purchase warrants totaling $987,000.  In the three months ended March 31, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling $1.2 million.

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

September 2009 Convertible Debt Financing Transaction

During the period from August 25, 2009 through December 31, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 49,349,151 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 24,674,576 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

Neonode AB Bankruptcy

On December 9, 2008, Neonode AB, our formerly wholly owned subsidiary located in Sweden, filed for liquidation under the bankruptcy laws in Sweden. Under Swedish bankruptcy law, effective with the bankruptcy filing, we no longer have an ownership interest in Neonode AB, and, as such, we are no longer responsible for the liabilities of Neonode AB and we no longer have title or an ownership interest in the assets of Neonode AB. The Swedish bankruptcy court appointed a Swedish legal firm as receiver with the expressed duty to liquidate all the assets of Neonode AB and enter into final settlements with the creditors of Neonode AB.

We account for our investment in Neonode AB in accordance with accounting guidance   Relevant accounting guidance precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

Our Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the accounts of Neonode AB for the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy. Since we no longer have an ownership interest in Neonode AB, we recorded a write-off of our receivable from Neonode AB totaling $2.8 million on the date Neonode AB filed for bankruptcy. We also recorded a gain on debt forgiveness of Neonode AB in bankruptcy totaling $9.8 million pursuant to the requirements of relevant accounting guidance.

Our Consolidated Balance Sheet does not include the accounts of Neonode AB at December 31, 2008.

2.     Summary of significant accounting policies

Principles of Consolidation

The preparation of our financial statements are in conformity with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of Neonode Inc. and its former wholly-owned subsidiary based in Sweden, Neonode AB, through December 9, 2008, the date Neonode AB filed for bankruptcy. The balance sheet as of December 31, 2008 includes the accounts of our new wholly-owned subsidiary based in Sweden, Neonode Technologies AB. Operating results for Neonode Technologies AB from date of acquisition to December 31, 2008 were insignificant.  For 2009, the audited consolidated statements of operations and cash flows include the results of operations of our new wholly-owned subsidiary, Neonode Technologies AB, which we purchased on December 29, 2008.  The audited consolidated balance sheet as of December 31, 2009 includes the accounts of Neonode Inc. and Neonode Technologies AB.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectibility of accounts receivable, carrying value of inventory, estimated useful lives of long-lived assets, recoverable amounts and fair values of intangible assets, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

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

Long-lived Assets

        We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income (expense). In addition, as Neonode AB entered into bankruptcy and we no longer control that entity, the foreign currency translation adjustment account relating to Neonode AB was written off into our statement of operations during the year ended 2008.  Foreign currency transaction losses included in other income and (expense) were $92,000 and $848,000 during the years ended December 31, 2009 and 2008, respectively.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Similarly, if warrants meet the classification of liabilities in accordance with accounting guidance, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

       Concentration of Credit and Business Risks

We will depend on a limited number of customers for substantially all revenue to date. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on our business, operating results and cash flows.

Revenue Recognition

Neonode AB Mobile Phone Business and Licensing of Our Intellectual Property:

We recognize revenue from product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complies with the accounting guidance. We recognized revenue from the sale of our mobile phones when all of the following conditions were met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products were delivered and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions was not been satisfied, we deferred recognition of revenue. Judgments were required in evaluating the credit worthiness of our customers. Credit was not extended to customers and revenue was not recognized until we determined that collectibility was reasonably assured.

In 2008, our revenues generated by the sale of Neonode AB’s mobile phones consisted primarily by sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection may allow the distributor a credit (either in cash or as a discount on future purchases) if there is a price decrease during a specified period of time or until the distributor resells the goods. Future price adjustments are difficult to estimate since we do not have a sufficient history of making price adjustments. Therefore, we deferred recognition of revenue derived from sales to these customers until they resold our products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded an accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date, and legal title and risk of inventory loss passed to the distributor upon shipment.

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

Revenue from products sold directly to end-users though our web sales channels were generally recognized when title and risk of loss has passed to the buyer, which typically occurs upon shipment. Reserves for sales returns were estimated based primarily on historical experience and were provided at the time of shipment.

Generally, our customers were responsible for the payment of all shipping and handling charges directly with the freight carriers.

Neonode AB derived revenue from the licensing of our internally developed intellectual property (IP). We entered into IP licensing agreements that generally provided licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally included a nonexclusive license for the underlying IP. Fees under these agreements may have included license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. On December 1, 2008, we transferred the Neonode AB intellectual property including patents, copyrights and trademarks to Neonode inc. pursuant to an intercompany debt pledge agreement.

Hardware Products:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the accounting guidance. Judgments are required in evaluating the creditworthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars or Euros. The software component of our hardware products is considered incidental.  Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale. To date, we have not sold any hardware products.

When selling hardware, we expect our agreements with OEMs and ODMs to incorporate clauses reflecting the following understandings:

-	all prices are fixed and determinable at the time of sale;
-	title and risk of loss pass at the time of shipment (FOB shipping point);
-
collectibility of the sales price is probable (the customer is creditworthy, the customer is obligated to pay and such obligation is not contingent on the ultimate sale of the customer’s integrated solution);

-	the customer’s obligation to us will not be changed in the event of theft or physical destruction or damage of the product;
-	we do not have significant obligations for future performance to directly assist in the resale of the product by the OEMs; and
-	there is no contractual right of return other than for defective products.

Software Products:

We may derive revenues from the following sources: (1) software, which includes our Neno™ software licenses and (2) engineering services, which include consulting. We account for the licensing of software in accordance with accounting guidance and such guidance requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services. To date, we have not sold any software products.

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

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.  On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000.

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

Advertising

Advertising costs are expensed as incurred. External advertising costs amounted to $0 and $442,000 for the years ending December 31, 2009 and 2008, respectively.

Research and Development

Research and Development (R&D) costs are expensed as incurred. R&D costs are accounted for in accordance with accounting guidance. Research and development costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

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

Stock Based Compensation Expense

We follow the accounting guidance, which establishes standards for the accounting of transactions in which an entity exchanges our equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. Accounting guidance requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

We account for equity instruments issued to non-employees in accordance with accounting guidance, which require that such equity instruments be recorded at their fair value and the unvested portion is re-measured each reporting period. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Debt Issued with Detachable Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with accounting guidance, if the warrants meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. At each balance sheet date, we make a determination if these warrants instruments should be classified as liabilities or equity.  The warrants were classified as a liability pursuant to the accounting guidance. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair value at the end of each reporting period, using the Black-Scholes option pricing model.

Income Taxes

We account for income taxes in accordance with accounting guidance. Accounting guidance requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which it operates. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain based on the “not more likely than not” criteria of the accounting guidance.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2009 and 2008. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the relevant accounting guidance, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with the relevant accounting guidance. As a result, we recognized no increase in the liability for unrecognized tax benefits. Therefore, upon implementation of the accounting guidance, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2009, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts has been computed in accordance with accounting guidance. For each of the periods presented, basic loss per share amounts were computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average numbers of shares of common stock and potential common stock equivalents used in computing the net loss per share for the twelve month periods ending December 31, 2009 and 2008 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

We apply the provisions of relevant accounting guidance, which establishes standards for reporting and displaying all changes in equity other than transaction with owners in their capacity as owners. Our comprehensive loss includes foreign currency translation gains and losses reflected in equity. We have reported the components of comprehensive loss in our Consolidated Statements of Stockholders' Deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the Consolidated Statements of Operations was 7.65 and 6.58 Swedish Kronor to one U.S. Dollar for the year ended December 31, 2009 and 2008, respectively. The weighted average exchange rate for the Consolidated Balance Sheets was 7.21 and 7.84 Swedish Kronor to one U.S. Dollar as of December 31, 2009 and 2008, respectively.

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

New Accounting Pronouncements

The following are expected effects of recent accounting pronouncements. We are required to analyze these pronouncements and determine the effect, if any, the adoption of these pronouncements would have on our results of operations or financial position.

        In May 2009, the Financial Accounting Standards Board issued accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The accounting guidance is effective for interim and annual periods ending after June 15, 2009, or for our quarter ended September 30, 2009, and will be applied prospectively.

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

3.     Prepaid Expenses

Prepaid expenses consist of the following (in thousands):
	December 31,
	2009	2008

Prepaid insurance	$30	$--
Prepaid rent	6	--
Other	22	46
Total prepaid expenses	$58	$46

4.     Other Current Assets

Other current assets consist of the following (in thousands):
	December 31,
	2008	2007

Receivable from suppliers	$28	$648
Other	19	2
Total other current assets	$47	$650

5.     Machinery and Equipment

Machinery and equipment consists of the following (in thousands):
	December 31,
	2009	2008

Computers	$27	$146
less accumulated depreciation	(7)	(30)
Machinery and equipment, net	$20	$116

Depreciation expense for the year ended	$9	$287

    On January 31, 2009, we vacated our leased office in San Ramon, California and disposed of the excess office furniture and equipment. We recorded a net $30,000 loss on the disposal of the assets.

6.     Accrued Expenses

Accrued expenses consist of the following (in thousands):
	December 31,
	2009	2008

Earned salary, vacation and benefits	$15	$--
Accrued legal and audit fees	408	312
Accrued consulting fees	524	--
Total accrued expenses	$947	$320

7.     Convertible Debt and Notes Payable

Our convertible debt and notes payable consists of the following (in thousands):

	December 31,
	2009	2008

Senior Convertible Secured Notes September 2009	$987	$--
Senior Convertible Secured Notes September 2007	139	139
Capital lease	--	85
Total fair value of notes outstanding	1,126	224

Unamortized debt discount	(819)	--
Total debt, net of debt discount	307	224

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2010	$1,126
Total principal payments	$1,126

Senior Convertible Secured Notes

At December 31, 2009 and 2008, we had $139,000 of three-year convertible promissory notes maturing on August 26, 2010, bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share. The Senior Convertible Secured Notes are due August 26, 2010 and are classified as a current liability on our balance sheet as of December 31, 2009.

September 2009 Senior Convertible Secured Notes Financing transaction

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 49,349,151 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 24,674,576 three year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six month anniversary date of issuance until the warrant expiration date. Mr. Per Bystedt, our Chairman and Chief Executive Officer, and a company controlled by Mr. Bystedt invested a total of $116,000 of the $987,000 raised in the private placement financing transaction. Mr. Bystedt and a company controlled by Mr. Bystedt received a total of 2,892,300 warrants to purchase our common stock and the convertible notes can be converted into a total of 5,784,600 shares of our common stock. We are not obligated to register the common stock related to the convertible debt or the warrants.

Accounting for Debt Issued with an Embedded Conversion Feature

        The embedded conversion feature of the convertible debt issued in the September 2009 convertible debt financing transaction meets the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations.

The fair value of the embedded conversion feature of the debt issued in conjunction with the September 2009 convertible debt financing transaction totaled $1.6 million on the date of issuance of the convertible debt. The $1.6 million fair value of the convertible debt is included in “Embedded derivatives of convertible debt and warrants” on our consolidate balance sheet and “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. The convertible debt was valued on the date we received the cash using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at the date of issuance ranged from a term of 1 to 1.33 year, volatility of 226.79% to 247.52%, and a risk-free interest rate of 1.13%.

The embedded conversion features are revalued on each balance sheet date and marked to market using the Black-Scholes option pricing model. The value of the conversion feature is $700,000 at December 31, 2009 and the $868,000 reduction in the fair value from the date of issuance is included in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on our Statement of Operations for the twelve months ended December 31, 2009 and is include on our Balance Sheet as of December 31, 2009 in “Embedded derivatives of convertible debt and warrants.” The assumptions used for the Black-Scholes option pricing model at December 31, 2009 were a term of 1 year, volatility of 250.6%, and a risk-free interest rate of 1.13%.

Accounting for Debt Discount

We allocated an amount equal to the $986,983 principal amount of the convertible debt to debt discount on the Consolidated Balance Sheet and as a reduction to the expense related to the valuation of the conversion feature of the debt. The $986,983 is included as a reduction to “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations. The $986,983 debt discount will be amortized to expense over the 15 month term of the debt on a straight line basis. Included in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2009 is $167,000 related to three months of amortization of debt discount expense.

Accounting for Debt Issued with Detachable Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with accounting guidance, if the warrants meet equity classification. We allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. At each balance sheet date we make a determination if these warrants instruments are classified as liabilities or equity.  The fair value of the convertible debt associated with the warrants   No value was assigned to the warrants issued in the September 2009 convertible debt offering.

       Derivatives

As discussed above, the senior secured, bridge and promissory notes issued above contain embedded conversion features. The conversion features are considered embedded derivatives and are included in “Embedded derivative of convertible debt.” At the time of issuance of the senior secured notes, the fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the expected term of the senior secured notes using the straight line basis. Changes in the fair value of the conversion feature are recorded in “Non-cash charges for conversion features and warrants.” During the years ended December 31, 2009 and 2008, we recorded charges of $167,000 and $12,000, respectively, of expense associated with the amortization of the debt discounts along with a benefit of $0.9 million and $2.6 million, respectively, associated with the changes in the fair value of embedded conversion features recorded as liabilities, respectively. As of December 31, 2008, we did have any embedded conversion features that are accounted for as a derivative, since the anti-dilution feature described above no longer applied.  As of December 31, 2009, we had $0.9 million of convertible debt that included embedded conversion feature (described in September 2009 Convertible Debt Financing Transaction above).

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

The 2,124,403 outstanding warrants related to prior financing transactions contain price protection whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issue warrants, with certain exceptions, at a lower exercise price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price. The warrant holders would not be entitled to additional shares of common stock, only the reduction in the exercise price. At December 31, 2008, the fair value of the warrants totaled $67,000 and is included in equity.  In September 2009, we issued stock purchase warrants to investors in the September 2009 convertible debt financing transaction at $0.04 per share and this issuance triggered the price protection provision related to the 2,118,599 previously outstanding price protected warrants, and as such, we reduced the exercise price of the 2,118,599 warrants to $0.04 per share.

In May 2008, the FASB issued accounting guidance related to convertible debt cash settlements. This accounting guidance clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, this accounting guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented.

FASB also issued accounting guidance, which addresses whether or not a derivative is indexed to an entity’s own stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented. This accounting guidance requires that warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity.  Prior to this new accounting guidance, these ratchet provisions were only evaluated under prior accounting guidance, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under the new account guidance they do.

On January 1, 2009, we adopted the new accounting guidance. We determined that the 2,118,599 outstanding warrants that include anti-dilution features fall under the new accounting guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations.

•
On January 1, 2009, the fair value of the outstanding warrants is $2.9 million and had been record as a liability recorded in “Embedded derivatives of warrants” with the corresponding reduction to “Common Stock Additional Paid in Capital”, net of $67,000 that was previously recorded in equity, on the Consolidated Balance Sheets.  The assumptions used for the Black-Scholes option pricing model at January 1, 2009 were a term of 4.3 years, volatility of 143.12%, and a risk-free interest rate of 1.46%.

•
During the twelve months ended December 31, 2009, we recorded a decrease in the previously recorded $2.9 million liability related to the fair value of the outstanding warrants of $754,000. The expense reduction in included in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Consolidated Statements of Operations. The fair value of the outstanding warrants is $2.2 million on December 31, 2009. The assumptions used for the Black-Scholes option pricing model at December 31, 2009 were a term of 3.4 years, volatility of 229.23%, and a risk-free interest rate of 1.13%.

     Troubled Debt Restructuring

Conversion of Senior Convertible Notes to Series A Preferred Stock:

    On December 31, 2008, 24 out of 27 convertible and promissory note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance of 244,265.56 shares of Series A Preferred Stock.  The carrying value of the convertible notes, promissory notes, and debt discount plus the fair value of the related embedded conversion features amounted to $5.9 million immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the common stock anti-dilution feature were a term of 0.23 years, volatility of 357.2%, and a risk-free interest rate of 0.11%. The fair value of the Series A Preferred stock on the date of conversion was $10 per share, as we also raised $1.2 million in cash from both inside and outside investors, with outside investors comprising approximately 51%.  This conversion resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $3.3 million.  The remaining $139,000 convertible notes outstanding after the conversion transaction have a due date of August 31, 2010 and bear an annual interest rate of the greater of 8% or LIBOR plus 3%, payable quarterly in cash or shares of our common stock at our option.

Conversion of Warrants to Series B Preferred Stock:

    On December 31, 2008, 92 out of 129 holders of warrants for the purchase of shares, notes, and/or additional warrants agreed to the surrender of 12,255,560 warrants in exchange for the issuance of 92,795 shares of Series B Preferred Stock. The fair value of the converted warrants which were previously recorded as liabilities amounted to $112,000 immediately prior to the exchange, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the warrants prior to the exchange were a term of 4.4 years, volatility of 152.3%, and a risk-free interest rate of 1.37%. The fair value of the Series B Preferred stock on the date of exchange was $0.0245 per share, which is based upon a fully diluted price per share using our market capitalization on that date. This transaction resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $109,000. The remaining outstanding warrants no longer meet the classification of liabilities according to accounting guidance since the toxic securities (the anti-dilution feature) from September 26, 2007 financing are no longer applicable, and, as such, the remainder of the warrants previously recorded as a liability on the consolidated balance sheet has been reclassified to equity at December 31, 2008 at the fair value of $67,000.

These transactions were accounted for as a troubled debt restructuring modification of terms pursuant to relevant accounting guidance. On December 31, 2008, the gain resulting from the conversions of the Notes, embedded conversion features and a warrant, calculated in accordance with accounting guidance, was determined as follows:

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

    On both a basic and diluted income per share basis, the $3.4 million gain was $0.12 per share for the twelve months ended December 31, 2008.

    The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. On March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a loss on troubled debt restructuring on our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2009.

The fair value of the conversion of the 92,795.94 shares of Series B Preferred shares issued to the warrant holders that will be converted to12, 255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. We recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a loss on troubled debt restructuring on our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2009.

 Prior Outstanding Debt and Warrants Converted to Preferred Stock on December, 31, 2008

1)	Senior Convertible Secured August Bridge Notes

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

The August Bridge Notes were due December 31, 2008, bore 8% per annum interest and were convertible into purchase units that are made up of a combination of shares of our common stock, convertible debt and warrants. The note holders had a right to convert their notes plus accrued interest into purchase units anytime before December 31, 2008. Each purchase unit of $3,000 is comprised of one $1,500 three-year promissory note bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 600 shares of our common stock and 5 year warrants to purchase 696.5 shares of our common stock at a price of $1.27 per share. For accounting purposes, the embedded conversion feature was determined to meet the definition of a derivative and was recorded as liability. This was because the holder of the notes could convert debt and accrued interest, when interest is at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares into which the instrument could be convertible was not fixed. Accordingly, the embedded conversion feature was bifurcated from the debt host instrument and treated as a liability, with the offset to debt discount. The related warrants were also recorded as a liability for the same reason.

On December 31, 2008, all of the Bridge Notes plus accrued interest were converted into 123,641 shares of our Series A Preferred stock. Please see above section, Troubled Debt Restructuring, under the Conversion of Senior Convertible Notes to Series A Preferred Stock for accounting treatment.

2)	August Bridge Notes Extension Warrants

On September 26, 2007, the August Bridge Note holders that had not converted their debt were given three year warrants to purchase up to 219,074 shares (1st Extension Warrants) of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. The fair value of the warrants issued to the holders of the remaining Bridge Notes was calculated at September 26, 2007 as $706,000, using the Black-Scholes option pricing model. The assumptions used for calculating the fair value of the 1st Extension Warrants were a term of 3 years, volatility of 116%, and a risk-free interest rate of 4.16%. The 1st Extension Warrants were classified as a liability pursuant to the relevant accounting guidance. The fair value of the warrants was recorded as a debt issuance cost and is allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of the 1st Extension Warrants, the modifications were significant enough to trigger debt extinguishment accounting resulting in a debt extinguishment charge for the year ended December 31, 2007 amounting to $442,000. The liability for the 1st Extension Warrants issued to the August Bridge Note holders is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items.”

On December 31, 2008, all of the 1st Extension Warrants related to the Bridge Notes were exchanged into 1,659 shares of our Series B Preferred stock.

On December 31, 2008, we compared the fair value of the Series B Preferred stock issued upon conversion of the outstanding 219,074 1st Extension Warrants related to the Bridge Notes.  The carrying value of the warrants was calculated using the Black-Scholes option pricing model.  The resulting gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

On May 21, 2008, the August Bridge Note holders that had not converted their debt were given additional three year warrants (2nd Extension Warrants) to purchase up to 510,294 shares of our common stock at a price of $1.45 per share in exchange for an agreement to extend the term of their notes from June 30, 2008 until December 31, 2008. The 2nd Extension Warrants were classified as a liability pursuant to relevant accounting guidance. The liability for the 2nd Extension Warrants issued to the August Bridge Note holders is revalued at the end of each reporting period using the Black-Scholes option pricing model and the change in the liability is recorded as “Non-cash financing  items.” The assumptions used when calculating the fair value of the 2nd Extension Warrants were a term of 3 years, volatility of 125.57% and a risk-free interest rate of 2.68%.

On December 31, 2008, all of the 2nd Extension Warrants related to the Bridge Notes were exchanged for 3,864 shares of our Series B Preferred stock.

•
On December 31, 2008, we calculated the fair value of the Series B Preferred stock issued upon conversion of the outstanding 510,294 2nd Extension Warrants related to the Bridge Notes.  The carrying value of the warrants was calculated using the Black-Scholes option pricing model.  The resulting gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

3)	Option to Invest in Bridge Notes

In conjunction with the issuance of the August Bridge Notes, we issued and investor an option to invest up to $750,000 under the same terms and conditions as the August Bridge Notes. The initial fair value of the option to purchase $750,000 of the August Bridge Notes amounted to $716,000 based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the original option to invest were a term of 0.39 years, volatility of 99%, and interest rate of 4.16%. The initial fair value of the option to invest was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as other current liability. The liability for the option to purchase additional August Bridge Notes is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash items relating to debt discounts and deferred financing fees and the valuation of conversion features and warrants.”

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

On April 17, 2008, the option holder exercised $375,000 of the original $750,000 option amount and was issued a note on the same terms and conditions as the August Bridge Notes. The option to invest the $375,000 unexercised portion was extended until December 31, 2008 in conjunction with the May 2008 financing. The fair value of the unexercised option to purchase $375,000 of the August Bridge Notes was revalued based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the extended option to invest were a term of 0.5 years, volatility of 107% and interest rate of 1.23%. The fair value of the extension totaled $324,000 and was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the six months remaining term of the August Bridge Notes with the offset recorded as other current liability. The exercise of $375,000 of the original $750,000 option reduced the liability for the option by $314,000.

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

•
On December 31, 2008, we calculated the fair value of the Series B Preferred stock issued upon conversion of the outstanding 590,550 Warrants.  The carrying value of the warrants was calculated using the Black-Scholes option pricing model.  The resulting gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

4)	Senior Convertible Secured Notes September 26, 2007 Financing

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

The embedded conversion feature of the convertible debt issued on September 26, 2007 met the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holder has the right to convert the debt and accrued interest and the interest rate is calculated at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares of our common stock into which the convertible note can be convertible is not fixed. Accordingly, the embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to “Non-cash financial items.” The fair value of the conversion feature related to the September 26, 2007 convertible notes totaled $1.4 million at September 26, 2007 and was recorded as a debt discount. On the issuance date, we allocated the proceeds first to the warrants based on their fair value with the remaining balance allocated between debt, $771,000, and equity, $669,000, based on their relative fair values.

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

•
The liability related to the embedded conversion feature was $0 at December 31, 2008 because the right for us to repurchase the notes expired on September 25, 2008 and, as such, the embedded conversion feature was no longer applicable.

The warrants issued in conjunction with the September 26, 2007 financing met the definition of a liability pursuant to relevant accounting guidance. The fair value of the warrants issued in conjunction with issuance of shares of our common stock and convertible debt totaled $4.3 million on its issuance date and was recorded as a liability. The fair value of the warrants on the date of issuance was calculated using the Black-Scholes option pricing model using a term of 5 years, volatility of 116%, and a risk-free interest rate of 4.2%.

All of the warrants, except for warrants to purchase 5,804 shares of our common stock, related to the Senior Convertible Secured Notes from September 2007 were exchanged for 8,994 shares of our Series B Preferred stock at December 31, 2008.

On December 31, 2008, The remaining outstanding 5,804 warrants no longer met the classification of liabilities in accordance with accounting guidance since the  anti-dilution feature related to September 26, 2007 financing expired when the value of outstanding notes payable dropped below $2,000,000.  The fair value of the warrants was measured at year end and the change in the fair value is included in the Consolidated Statements of Operations in the Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants. The fair value of $174,000 is included in equity as of December 31, 2008.

As part of the September 26, 2007 Private Placement, we issued 142.875 unit purchase warrants to Empire Asset Management Company (Empire) for financial advisory services provided in connection with the placement. Each unit purchase warrant has a strike price of $3,250 and is comprised of a $1,500 three-year promissory note, bearing the higher of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share, 500 shares of our common stock and a five-year warrant to purchase 696.5 shares of our common stock at a purchase price of $3.92 per share. At the date of issuance, the fair value of the unit purchase warrants issued to Empire totaled $614,000 and was included in the issuance costs related to the September financing.  The assumptions used for the Black-Scholes option pricing model were a term of five years, volatility of 99%, and a risk-free interest rate of 4.2%. The liability for the option to purchase additional units is revalued at the end of each reporting period and the change in the liability is recorded as “Non-cash financing items.”

On December 31, 2008, all of the Unit Purchase Warrants related to the Senior Convertible Secured Notes were exchanged for 5,990 shares at no exercise price of our Series B Preferred stock. Please see above section, Troubled Debt Restructuring, under the Conversion of Warrants to Series B Preferred Stock for accounting treatment.

•
On December 31, 2008, the liability related to the Unit Purchase Warrants amounted to $0, resulting in a $509,000 decrease for the year ended December 31, 2008 compared to the fair value of these unit purchase warrants of $509,000 at December 31, 2007. The $509,000 gain is included in the Non-cash items related to gain on troubled debt restructuring in our Consolidated Statements of Operations for the year ended December 31, 2008.

5)	May 21, 2008 Warrant Repricing

On May 21, 2008, we offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis and to receive two new five year common stock purchase warrants with an exercise price of $1.45 for each outstanding warrant exercised.  In all, 8,009,586 new warrants were issued, including 590,550 to the option holder who converted the $375,000 of debt.  The warrants were classified as a liability pursuant to accounting guidance. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. The fair value of the warrants totaled $13.8 million. The assumptions used for the calculation of the fair value were a term of 5 years, volatility of 110.28%, and interest rate of 3.09%.

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

•
On December 31, 2008, the remaining 1,476,068 outstanding warrants no longer met the classification of liabilities in accordance with accounting guidance and, as such, these warrants previously recorded as a liability on the consolidated balance sheet were reclassified to equity using the $44,000 fair value on December 31, 2008. The assumptions used when calculating the fair value of the warrants at December 31, 2008 were a term of 4.3 years, volatility of 143.1%, and a risk-free interest rate of 1.46%.

6)	Loan Agreement with Almi Företagspartner

On April 6, 2005, our formerly wholly owned subsidiary, Neonode AB, entered into a loan agreement with Almi Företagspartner (“Almi”) in the amount of SEK 2,000,000, with 72,000 warrants to purchase Neonode Inc. shares. The loan had an expected credit period of 48 months with an annualized interest rate of 2%. We were not required to make any repayments of principal for the first nine months. Quarterly repayments of principal thereafter amounted to SEK 154,000. We had the right to redeem the loan at any time prior to expiration subject to a prepayment penalty of 1%, on an annualized basis, of the outstanding principal amount over the remaining term of the loan. A floating charge (chattel mortgage) of SEK 2,000,000 was pledged as security. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and the note with Almi is no longer an obligation of ours after that date. The Almi note was written off when Neonode AB filed for bankruptcy on December 9, 2008 and is included in the gain on debt forgiveness of Neonode AB on the Consolidated Statements of Operations for the year ended December 31, 2008.

The warrants had a term of five years with a strike price of $10.00. The warrants were callable by us for $0.10 should the price of our common stock trade over $12.50 on a public exchange for 20 consecutive days. The warrants were analyzed under the accounting guidance, and were determined to be equity instruments. In accordance with accounting guidance, because the warrants are equity instruments, we have allocated the proceeds of the second Almi loan between the debt and detachable warrants based on the relative fair values of the debt security and the warrants themselves. To calculate the debt discount related to the warrants, the fair market value of the warrants was calculated using the Black-Scholes options pricing model. The assumptions used for the Almi loan debt discount were a term of five years, volatility of 30% and a risk-free interest rate of 4.50%.The aggregate debt discount amounted to $42,000 and i amortized over the expected term of the loan agreement.

On December 31, 2008, Almi exchanged all 72,000 warrants for 545 shares of our Series B Preferred stock.

7)	Common Stock

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

On December 31, 2008, the liability related to the common stock anti-dilution feature amounted to $0, resulting in a $1.4 million decrease since the initial valuation.

8)	Warrants

As part of the May 21, 2008 financing transaction, we issued 400,480 warrants at a price of $1.27 per share and an additional 800,959 warrants at a price of $1.45 per share to Empire for financial advisory services provided in connection with the transaction. At the date of issuance, the fair value of the warrants issued to Empire totaled $2.0 million and was included in the issuance costs related to the May 21, 2008 financing transaction.  The assumptions used for the Black-Scholes option pricing model were a term of 5 years, volatility of 110.28%, and a risk-free interest rate of 3.09%.

On December 31, 2008, 559,228 of the warrants were exchanged for 4,234 shares of our Series B preferred stock.  On December 31, 2008, 161,074 of the $1.27 warrants and 481,457 of the $1.45 Warrants remain outstanding after restructuring.

•
On December 31, 2008, the remaining 642,531 outstanding warrants no longer met the classification of liabilities in accordance with accounting guidance and, as such, the warrants previously recorded as a liability on the consolidated balance sheet were reclassified to equity using the fair value of the warrants on December 31, 2008. The assumptions used when calculating the fair value of the warrants at December 31, 2008 were a term of 4.3 years, volatility of 143.1%, and a risk-free interest rate of 1.46%.

On January 1, 2009, we adopted the new accounting guidance related to anti-dilution provisions. We determined that the 642,531 outstanding warrants that include anti-dilution features fall under the new accounting guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations ( See “Anti-Dilution Feature and Price Protection” above).

8.     Fair Value Measurement of Assets and Liabilities

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair-value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

                The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. We had no level 1 assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. We had no level 2 assets or liabilities.

Level 3: Unobservable inputs. We valued warrants that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs).

        The following table shows the classification of our liabilities at December 31, 2009 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2008:

	December 31, 2009	Decrease	Increase	December 31, 2008

Fair value of Warrants	$2,158	(736)	2,894	$-
Total Preferred stock and warrants at Fair Value	$2,158	$(736)	$2,894	$-

9.     Stockholders’ Equity

On September 4, 2008, we received a summons to appear in the United States District Court for the Southern District of New York because one of our investors in previous private placements transactions, Alpha Capital Anstalt (“Alpha”), alleged that we failed to issue certain stock certificates pursuant to the terms and conditions of the September 2007 investment subscription agreements. Alpha asked the court to award them $734,650 in damages plus attorneys fees. Although we believed the claim had no merit, we signed a definitive settlement agreement on January 21, 2009 and issued Alpha 1,096,997 shares of our common stock as settlement in full. On February 13, 2009, a notice was sent to the Court by Alpha’s legal counsel requesting dismissal of the action.  The fair value of the common stock issued to Alpha totaled $54,000 and was accrued as a legal settlement expense and a liability at December 31, 2008. On January 21, 2009, we issued the common stock to Alpha and the $54,000 accrued liability was reclassified to common stock additional paid in capital.

We converted approximately $53,000 of our accounts payable to 792,912 shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as common stock additional paid in capital and the difference of $30,000 is included in “Gain on Conversion and Forgiveness of Accounts Payable” on our Condensed Consolidated Statements of Operations.

 On December 31, 2008, we issued Series A and Series B Preferred Stock to certain convertible debt and warrant holders as described below. The terms of the Series A and Series B Preferred Stock are as follows:

•	Dividends and Distributions.

Series A Preferred Stock:
The holders of shares of Series A Preferred Stock are entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock held by them.

Series B Preferred Stock:
The holders of shares of Series B Preferred Stock are entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series B Preferred Stock held by them.

•	Liquidation Preference.

Series A Preferred Stock:
In the event of any liquidation, dissolution, or winding up of our operations, either voluntary or involuntary, subject to the rights of any other series of Preferred Stock to be established by the Board of Directors (the “Senior Preferred Stock”), the holders of Series A Preferred Stock shall be entitled to receive, after any distribution to the holders of Senior Preferred Stock and prior to and in preference to any distribution to the holders of common stock, $0.001 for each share of Series A Preferred Stock then outstanding.

Series B Preferred Stock:
In the event of any liquidation, dissolution, or winding up of our operations, either voluntary or involuntary, subject to the rights of the Series A Preferred Stock and any other series of Preferred Stock to be established by the Board of Directors (collectively, the “Senior Preferred Stock”), the holders of Series B Preferred Stock shall be entitled to receive, after any distribution to the holders of Senior Preferred Stock and prior to and in preference to any distribution to the holders of common stock, $0.001 for each share of Series B Preferred Stock then outstanding.

•	Voting.

The holders of shares of Series A Preferred Stock and Series B Preferred shall have one vote for each share of Series A Preferred Stock and Series B Preferred Stock held by them.

•	Conversion.

Initially, each share of Preferred A Stock and each share of Preferred B Stock is convertible into one share of our common stock.  Any modification to the conversion rate requires shareholder approval.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock and 132.07 shares of our common stock for each shares of Series B Preferred Stock.

Series A Preferred Stock

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1.1 million.  As of December 31, 2009, investors in the private placement transaction exchanged 103,000 of the 112,190.40 shares of Series A Preferred stock that had been issued to them and were issued 49,504,840 shares of our common stock. We reclassified $103,000 of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock and Common Stock on the Condensed Consolidated Balance Sheets and we reclassified $181,000 of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock and Additional Paid In Capital on the Condensed Consolidated Balance Sheets (see Deemed Dividend to Preferred Shareholders below).

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval was included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. On March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Loss on Troubled Debt Restructuring on our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2009. As of December 31, 2009, convertible debt holders exchanged 171, 380.62 of the 244,265.56 shares of Series A Preferred stock that had been issued to them and were issued 82,370,667 shares of our common stock. We reclassified $1.7 million of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets.

The fair value of the conversion of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,911,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $12,000 fair value of the Series A preferred issued to the related parties prior to the shareholder approval is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. The ownership of the stock vests on a straight line basis over 18 months. The $9.5 million fair value of the common stock is amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For the twelve months ending December 31, 2009, $6.4 million is included in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as compensation expense included in our General and Administrative expense on our Condensed Consolidated Statements of Operations. As of December 31, 2009, the prior owners of Neonode Technologies AB exchanged all of the 495,000 shares of Series A Preferred stock that had been issued to them and were issued 237,911,185 shares of our common stock. We reclassified $12,000 of the amount included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets as of December 31, 2009.

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

The fair value of the conversion of the 92,795.94 shares of Series B Preferred shares issued to the warrant holders that will be converted into 12,255,560 shares of our common stock at a later date was $490,000, based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. We recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Loss on Troubled Debt Restructuring on our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2009. As of December 31, 2009, the holders of the Series B Preferred stock exchanged 75,530.64 of the 92,795.22 shares of Series B Preferred stock that had been issued to them and were issued 9,975,382 shares of our common stock. We reclassified $75.00 of the amount included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Common Stock on the Condensed Consolidated Balance Sheets as of December31, 2009. We reclassified $10,000 of the amount included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets to Additional Paid In Capital on the Condensed Consolidated Balance Sheets as of December 31, 2009.

Deemed Dividend to Preferred Shareholders

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1.1 million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. The fair value of the conversion of the 112,190.40 shares of Series A Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 53,922,072 shares of our common stock was $1.0 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. On March 31, 2009, we recorded the $1.0 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Deemed divided to Preferred Shareholders on our Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2009.

Employee Stock Purchase Warrants

We granted 15,660,000 stock purchase warrants to employees or members of our Board during on August 25, 2009.  The stock purchase warrants have an exercise price equal to $0.02 per share, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The $305,000 fair value of the stock purchase warrants granted to employees or members of our Board is calculated using the Black-Scholes option pricing model and is included in stock based compensation expense for the twelve months ended December 31, 2009 and Shareholders’ Equity on the Condensed Consolidated Balance Sheets as Common Stock Additional Paid In Capital as of December 31, 2009.

10.    Stock-Based Compensation

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

Stock Options

As of December 31, 2009, we had four equity incentive plans:
•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of December 31, 2009:
•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2009:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	25,000	---	25,000
1998 Plan	28,000	---	28,000
Neonode Plan	176,595	---	176,595
2006 Plan	225,000	157,554	149,999
Director Plan	42,500	---	42,500

Total	497,095	157,554	422,094

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price

$ 0.00 - $ 1.50	176,595	2.05	$1.42	176,595	$1.42
$ 1.51 - $ 2.50	19,500	3.95	$2.33	19,500	$2.33
$ 2.51 - $ 4.00	82,000	4.94	$3.46	82,000	$3.46
$ 4.01 - $ 6.00	187,000	4.54	$4.91	111,999	$4.91
$ 6.01 - $ 27.50	32,000	1.81	$17.60	32,000	$17.60
	497,095	3.52	$4.15	422,094	$4.01

A summary of the combined activity under all of the stock option plans is set forth below:
	Weighted Average Number of Shares	Exercise Price Per Share	Exercise Price
Outstanding at December 31, 2007	2,434,732	$1.42 - $27,50	$2.58
Granted	570,000	$0.60 - $3.45	$3.17
Cancelled or expired	(1,660,754)	$1.84 - $12.95	$2.58
Exercised	(21,000)	$1.84 - $1.84	$1.84
Outstanding at December 31, 2008	1,322,978	$0.60 - $27.50	$2.85
Granted	--	$--	$--
Cancelled or expired	(825,883)	$0.60 - $12.95	$2.06
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2009	497,095	$1.42 - $27.50	$4.15

The aggregate intrinsic value of the 497,095 stock options that are outstanding, vested and expected to vest at December 31, 2009 is $9,942.

The 1996 Plan terminated effective January 17, 2006 and the 1998 Plan terminated effective June 15, 2008. Although we can no longer issue stock options out of the plans, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998 and 2006 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

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

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the year ended December 31, 2009. We granted options to purchase 570,000 shares of our common stock to employees or members of our Board of Directors during the year ended December 31, 2008. The fair value of stock-based compensation related to the employee and director stock options is calculated using the Black-Scholes option pricing model as of the grant date of the underlying stock options.

We granted 15,660,000 stock purchase warrants to employees or members of our Board during the year ended December 31, 2009.  The stock purchase warrants have an exercise price equal to $0.02 per shares, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The warrants granted to employees have a fair value on the date of grant of $305,000. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock compensation expense reflects the fair value of the vested portion of options for the Swedish and Non-Swedish participants at the date of issuance, the amortization of the unvested portion of the stock options, less the option premiums received from the Swedish participants. Employee and director stock-based compensation expense related to stock options and warrants in the accompanying condensed statements of operations is as follows (in thousands):

	Twelve months ended December 31, 2008	Twelve months ended December 31, 2009	Remaining unamortized expense at December 31, 2009
Stock based compensation	$1,163	$451	$228

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 3 years.

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (Warrants were issued in the fiscal year ended December 31, 2009.)

Options granted in the year ended December 31	2008
Expected life (in years)	2.67
Risk-free interest rate	2.86%
Volatility	150.56%
Dividend yield	0.00%

Warrants granted to Employees in the year ended December 31	2009
Expected life (in years)	7.0
Risk-free interest rate	2.28%
Volatility	166.13%
Dividend yield	0.00%

The weighted average grant-date fair value of options granted during the fiscal year ended December 31, 2008 was $3.17. No options were issued in the fiscal year ended December 31, 2009. The weighted average grant-date fair value of warrants granted during the fiscal year ended December 31, 2009 was $0.02. The total intrinsic value of options exercised during the fiscal year ended December 31, 2008 was $1,272. No options were exercised during the year ended December 31, 2009.

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

11.   Commitments and Contingencies

        The following is a summary of our agreements that we have determined are within the scope of accounting guidance.

  Our mobile phone products were generally warranted against defects for 12 months following the sale. We had a 12 month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer are provided at the time of revenue recognition and are based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges are expensed as incurred. We accrued the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. Our estimate of costs to service our warranty obligations is based on our expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in decreased gross margin. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and we have no further obligations related to product warranties effective with the bankruptcy filing. We do not provide a warranty on our touchscreen technology and therefore, no warranty reserve has been accrued for the year ended December 31, 2009.

  The following table sets forth an analysis of our warranty reserve (in thousands):

Year ended December 31, 2008
Warranty reserve at beginning of period	$95
Less: Cost to service warranty obligations	--
Obligation of Neonode AB	(95)
Plus: Increases to reserves	–
Total warranty reserve included in other accrued expenses	$--

    We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2009 and 2008, respectively.

         We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2009 and 2008, respectively.

    On December 9, 2008, Empire Asset Management (Empire), a broker dealer that acted as our financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in us.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  We believe that the action has no merit and intends to defend vigorously against the action. Our Directors and Officer (D&O) insurance provider has extended coverage and will provide us with legal representation.

    On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in us. Mr. Berman, who was a client of Empire, invested $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 162,900 shares totaling $251,082 in the aftermarket. We believe that the action has no merit and intend to defend vigorously against the action. Our D&O insurance provider has extended coverage and will cover the costs of legal representation, subject to payment of the retention amount.

    Our D&O insurance policy provides for a retention amount of $150,000, and we accrued a provision for legal expense and accounts payable totaling $150,000 at December 31, 2009 and 2008, respectively, related to the potential payment of the retention under our D&O insurance policy that includes our maximum cash liability for both the Empire and Berman lawsuits.

    On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  We accrued the total amount of the lawsuit $108,592.81 at December 31, 2009. The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010.  The Company intends to defend vigorously against the action.

    We are the secondary guarantor under the sublease of our previous headquarters that expired in March 2010. We have not recorded a liability at December 31, 2009.

Operating Leases

    On January 12, 2009, our subsidiary, Neonode Technologies AB, entered into a 12 month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $5,000 per month. The annual payment for this space equates to approximately $60,000. On January 12, 2010, we extended the lease until July 1, 2010 with provisions to cancel the lease with a ninety day notice period.

The future minimum lease payments under this operating lease are as follows as of December 31, 2009 (in thousands):

Future minimum payments on operating leases
Year Ending December 31,
2010	$30

Total rent expense under the leases for office space located in Sweden and the US under leases that have been cancelled was $378,000 for the year ended December 31, 2008.

12.  Income Taxes

Loss before income taxes was distributed geographically as follows (in thousands):

	Twelve Months Ended Dec. 31,	Twelve Months Ended Dec. 31,
	2009	2008
Domestic	$(1,718)	$1,976
Foreign	(9,497)	(7,910)

Total	$(11,213)	$(5,934)

We had no provision (benefit) for income taxes for the year ended December 31, 2009 and 2008.

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Twelve Months Ended Dec. 31,	Twelve Months Ended Dec. 31,
	2009	2008
Amount at standard tax rates	(34%)	(34%)
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	(4)%	--
Loss on debt restructuring	12%
Other permanent differences due to Neonode AB bankruptcy	--	34%
Other permanent differences	26%	--

Effective tax rate	0%	0%

Significant components of the deferred tax balances are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Other	$119	$305

Total deferred tax assets	$119	$305

Valuation allowance	(119)	(305)

Total net deferred tax assets	$--	$--

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc, and its subsidiary Neonode Technologies AB, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. The main components of our deferred tax benefits at December 31, 2008 are related to accrued employee benefits and stock compensation. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and effective with the filing we are no longer responsible for the liabilities and no longer have any ownership interest in the assets of Neonode AB, including any tax net operating loss carryforwards. On December 31, 2008, effective with our corporate reorganization, we no longer have any tax operating loss carryforwards. The main components of our deferred tax benefits at December 31, 2009 are related to accrued employee benefits and stock compensation.

Effective January 1, 2007, we adopted the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with accounting guidance. As a result we recognized no increase in the liability for unrecognized tax benefits. Therefore, upon implementation of accounting guidance we recognized no material adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the unrecognized tax benefits for the year ended December 31, 2009 is as follows:

Balance at January 1, 2009	$0
Additions for tax positions of prior years	---
Reductions for tax position of prior years	---
Additions based on tax positions related to the current year	---
Decreases - Settlements	---
Reductions - Settlements	---
Balance at December 31, 2009	$0

We adopted a policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the year ended December 31, 2009, we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009, we had no accrued interest and penalties related to uncertain tax matters.

By the end of 2009, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

We file income tax returns in the U.S. federal jurisdiction, California and Sweden. The 1996 through 2009 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under federal, state or foreign income tax examination.

13.   Employee Benefit Plans

We participated in a number of individual defined contribution pension plans for our employees in Sweden. Contributions relating to these defined contribution plans for the years ended December 31, 2008 were $363,000. As part of the restructuring on December 31, 2008, we no longer participate in any pension plans for our employees in Sweden.

14.   Net Loss Per Share

         Basic net loss per common share for the years ended December 31, 2009 and 2008 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

         Common stock equivalents of approximately 0 and 26,133 stock options and 42.5 million and 2.1 million warrants to purchase common stock are excluded from the diluted earnings per share calculation for the year ended December 31, 2009 and 2008, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year ended December 31,
	2009	2008
BASIC AND DILUTED
Weighted average number of
common shares outstanding (a)	247,551	28,164
Number of shares for computation of
net loss per share	247,551	28,164

Net loss	$(12,340)	(5,934)

Net loss per share basic and diluted	$(0.05)	$(0.21)

(a) In loss periods, common share equivalents would have an anti-dilutive effect on net loss per share and therefore have been excluded.

Outstanding Warrants as of December 31, 2009

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrants	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Broker Warrants	5/20/2008	$0.04	642,531	5/20/2013
May 2008 Investor Warrants	5/22/2008	$0.04	1,476,068	5/20/2013
August 2009 Employee Warrants	8/25/2009	$0.02	15,660,000	8/25/2016
September 2009 Investor Warrants	9/15/2009	$0.04	20,921,600	9/15/2012
October 2009 Investor Warrants	10/15/2009	$0.04	3,052,976	10/15/2012
December 2009 Investor Warrants	12/15/2009	$0.04	700,000	12/15/2012
Total warrants outstanding			42,458,979

Conversion of Preferred Stock Issued in the December 31, 2008 Financing Transaction to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.

	Shares of Preferred Stock Not Exchanged as of December 31, 2009	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2009

Series A Preferred stock	86,142.26	480.63	41,402,554
Series B Preferred stock	17,264.58	132.07	2,280,133
Total Remaining Not Exchanged	103,406.84	-	43,682,687

15.   Segment Information

    We have one reportable segment, as defined in accounting guidance. Prior to December 9, 2008, the date Neonode AB filed for bankruptcy, we operated in one industry segment: the development of intellectual property related to optical infrared touchscreen and the sale of associated products and licenses that encompass this technology. In December 2008, prior to our subsidiary, Neonode AB, filing for bankruptcy we transferred the patents, copyrights and all technology intellectual property to Neonode Inc. pursuant to an intercompany debt pledge agreement and continue to develop and license our touchscreen technology. We have carried out substantially all of our operations through our subsidiary Neonode AB located in Sweden, although we did carry out some development activities together with our manufacturing partner in Malaysia. The majority of the sales of our mobile phones were concentrated in Europe.

16.    Related Party Transactions

    Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 73,635,848 shares of our Common stock, or 17.68%, of the Company’s outstanding shares of Common Stock as of December 31, 2009, and is the beneficial owner of Iwo Jima SARL.  Iwo Jima SARL invested $100,000 in our December 2008 financing transaction and received 10,000 shares of our Series A Preferred stock that was exchanged for 4,806,300 shares of our Common Stock. Iwo Jima SARL also surrendered warrants in exchange for 7,210.96 shares Series B Preferred Stock. The Series B Preferred stock was exchanged for 952,351 shares of our Common Stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders who participated in the share exchange transaction with us pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL received 151,788.17 shares of our Series A Preferred Stock that was exchanged for 72,906,894 shares of our common Stock. On November 6, 20009, Iwo Jima SARL transferred 4,000,000 shares of our Common Stock to certain of our employees. On September 15, 2009, Iwo Jima SARL purchased $64,309 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 3,215,450 shares of our Common Stock and also received a warrant that when exercised can be converted into 1,607,725 share of our Common Stock at a conversion price of $0.04 per share.   On September 15, 2009, Mr. Bystedt directly

purchased $51,303 in convertible notes that may be converted, at the option of Mr. Bystedt,  into 2,569,150 shares of our Common Stock and also received a warrant that, when exercised, can be converted into 1,284,575 shares of our Common Stock at a conversion price of $0.04 per share.  Mr. Bystedt holds 40,000 employee stock options to purchase our common stock at $3.45 per share.  Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $210,748 for his services for the twelve months ended December 31, 2009. We converted $51,303 of the amount owed to Iwo Jima SARL to a convertible note and a warrant as discussed above, and $159,445 is included in our accrued expenses at December 31, 2009.

    Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB, and a member of our Board, is the beneficial holder of approximately 17.77% of our outstanding shares of Common Stock as of December 31, 2009, is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with us pursuant to the Share Exchange Agreement. Wirelesstoys AB received 151,788.17 shares of our Series A Preferred Stock that was exchanged for 72,906,894 shares of our common Stock. Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $216,417 for his services for the twelve months ended December 31, 2009. We paid $126,170 of the amount owed to Wirelesstoys AB during the twelve months ended December 31, 2009, and $90,247 is included in our accrued expenses at December 31, 2009.

    Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 15.07% of our outstanding shares of Common Stock as of December 31, 2009, is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Athemis Ltd received 151,788.17 shares of our Series A Preferred Stock that was exchanged for 72,906,894 shares of our common Stock. On November 6, 2009, Athemis Ltd transferred 12,000,000 shares of our Common Stock to certain of our employees. Mr. Goertz, through his company, Athemis Ltd, entered into a consulting agreement with us whereby he has earned a total of $217,595 for his services for the twelve months ended December 31, 2009. We paid $146,967 of the amount owed to Athemis Ltd. during the twelve months ended December 31, 2009, and $70,628 is included in our accrued expenses at December 31, 2009.

    Mr. David W. Brunton, our Chief Financial Officer, purchased 14,564.22 shares of Series A Preferred Stock from the Neonode Technologies AB Stockholders (Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd.) that was exchanged for 7,000,001 shares of our Common Stock. On August 25, 2009, Mr. Brunton was granted a warrant to purchase 4,000,000 shares of our Common Stock at an exercise price of $0.02 per share. As of December 31, 2009, Mr. Brunton holds approximately 1.77% of our outstanding shares of Common Stock.  Mr. Brunton holds 225,000 employee stock options to purchase our common stock with exercise prices ranging from $2.33 to $22.50 per share.

    Mr. John Reardon, a member of our Board, was granted on August 25, 2009 a warrant to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.02 per share.  As of December 31, 2009, Mr. Reardon holds approximately 0.02% of our outstanding shares of Common Stock.  Mr. Reardon holds 232,095 employee stock options to purchase our Common Stock with exercise prices ranging from $1.42 to $27.50 per share.

    Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. On October 9, 2009 and December 15, 2009, Davisa Ltd purchased a total of $77,650  in convertible notes that may be converted, at the option of Davisa Ltd, into 3,882,516 shares of our Common Stock and also received warrants that, when exercised, can be converted into 1,941,258 shares of our Common Stock at a conversion price of $0.04 per share.  On August 25, 2009, Davisa Ltd was granted a warrant to purchase 4,660,000 shares of our Common Stock at an exercise price of $0.02 per share for Mr. Dahlin’s services as a board member and advisor to the company.  Mr. Dahlin, through his company, Davisa Ltd, entered into a consulting agreement with us whereby he has earned a total of $28,000 for his services for the twelve months ended December 31, 2009. We converted the $28,000 to a convertible note and a warrant as discussed above.

17.   Subsequent Events

    On January 7, 2010 we issued a warrant to purchase 1,305,740 shares of our common stock that has an exercise price of $0.04 per share to an individual who facilitated the private placement of convertible note and warrant in the September 2009 financing transaction.

    In the three months ended March 31, 2010, we received $1.2 million proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share and 30,080,282 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six month anniversary date of issuance until the warrant expiration date. We are not obligate to register the common stock related to the convertible debt or the warrants.

    On January 18, 2010, Mr. Bystedt purchased $16,390 of convertible notes that may be converted into 819,500 shares of our Common Stock and also received a warrant that, when exercised, can be converted into 419,750 shares of our Common Stock at a conversion price of $0.04 per share. In addition, Iwo Jima SARL, converted $161,352 of amounts owed to Iwo Jima SARL for Mr. Bystedt’s consulting services into convertible notes that may be converted into 8,167,614 shares of our Common Stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our Common Stock at a conversion price of $0.04 per share.

    On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  On February 18, 2010, Davisa Ltd purchased a total of $138,074  in convertible notes that may be converted, at the option of Davisa Ltd, into 6,903,700 shares of our Common Stock and also received warrants that, when exercised, can be converted into 3,451,850 shares of our Common Stock at a conversion price of $0.04 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the audit of our consolidated financial statements for the year ended December 31, 2009, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions that resulted in accounting adjustments during our year-end audit. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of December 31, 2009 due to a material weakness that existed in our internal controls relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments.

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 31, 2009, the following material weakness existed as of that date:

The Company’s controls over accounting for certain financing transactions did not operate effectively as of December 31, 2009.  In addition, we entered into several complex financing transactions that resulted in accounting adjustments during our year-end audit.

This annual report is not required to include a report of the Company’s independent registered public accounting firm due to temporary rules of the Commission that would permit us to provide only management’s assessment in this annual report.

As we move towards complete integration and consolidation of business and financial operations of Neonode Technologies AB and Neonode, we expect to take steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

•
adding personnel to our financial department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to revenue recognition;

•	exploring the suitability of further upgrades to our accounting system to complement the new management reporting system software described above; and
•
Management will perform an assessment of the effectiveness of our internal control over financial reporting and implement appropriate internal controls on weaknesses determined, if any, documenting, and then testing, the effectiveness of those controls.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the Directors and executive officers of our company. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

NAME	AGE	POSITION
Per Bystedt	45	Chairman of the Board of Directors and Chief Executive Officer
John Reardon	49	Director
Thomas Eriksson	40	CEO of Neonode Technologies AB and Director
David Brunton	59	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary

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

The Board presently has three members. The following is a brief biography of each director

Per Bystedt - Mr. Bystedt has served as the Chairman of the Board of Directors and the Chief Executive Officer of the Company since May 2008 and served as the interim Chief Executive Officer of Old Neonode from October 2005 through July 2006. Since 1997, Mr. Bystedt has been the Chief Executive Officer of Spray AB, an internet investment company. From 1991 through 1997, Mr. Bystedt was a Senior Vice President of various television production and network companies including Trash Television, ZTV AB, TV3 Broadcasting Group Ltd and MTG AB. From 2000 through the present, Mr. Bystedt has served as a member of the board of directors of Axel Johnson AB. From 2000 to 2008, he was a member of the board of directors of Eniro AB and, from 2005 to 2008, was a member of the board of directors of Servera AB. From 2005 to 2008, Mr. Bystedt has been the chairman of the board of directors of AIK Fotboll AB from 2005 to the present. From 1997 through 2005 he served as a member of the board of directors of Ahlens AB, and from 1998 through 2000 he was the chairman of the board of directors of Razorfish, Inc. Mr. Bystedt holds an MBA degree from the Stockholm School of Economics.

The Board has concluded that Mr. Bystedt should serve as director of the Company because of his extensive management experience, his experience as the Company’s Chief Executive Officer, and his more than twelve years of venture capital experience with technology companies.

John Reardon - Mr. Reardon has served as a director of SBE, Inc. since February 2004 and of Old Neonode since February 2007. Mr. Reardon is the chairman of the Audit Committee and member of the Compensation and Nominating and Governance Committees of the Company. Mr. Reardon has served as President and member of the board of directors of The RTC Group, a technical publishing company since 1990. In 1994, Mr. Reardon founded a Dutch corporation, AEE, to expand the activities of The RTC Group into Europe. Mr. Reardon also serves on the board of directors of One Stop Systems, Inc., a computing systems and manufacturing company.  Mr. Reardon holds a BA degree from National University.

The Board has concluded that Mr. Reardon should serve as director of the Company because of his wide-ranging experience in management and finance, and his twenty years experience in business development.

Thomas Eriksson – Mr. Eriksson has served as the Chief Executive Officer of Neonode Technologies AB, a wholly-owned subsidiary of the Company, since January 1, 2009.  From February 2006 through December 31, 2008, Mr. Eriksson served as the Chief Technical Officer of the Company. Mr. Eriksson was one of the founders of Neonode, Inc. in 2001.

The Board has concluded that Mr. Eriksson should serve as director of the Company because of his experience as one of the founders of the Company, and his deep understanding of the Company’s technology.

David W Brunton - Mr. Brunton joined SBE, the predecessor to Neonode Inc, in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. Mr. Brunton is a certified public accountant and holds a BA degree from California State University.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons.  First, the Company is in a development stage and at this early time it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage – obtaining financing, performing research and development activities, and implementing our business plan – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.  Second, Mr. Bystedt is uniquely suited to fulfill both positions of responsibility because he possesses both the strategic vision as well as the hands-on management experience that the Company needs to execute on its business plan.

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

The Company is not required to comply with these “independent” requirements,  After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that since only John Reardon is an independent director, the Board is not comprised of a majority of independent directors.

Meetings of the Board of Directors

The Board met four times during the Company’s 2009 fiscal year. Each then-serving director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively. In addition, the Company’s independent directors met in regularly scheduled executive sessions at which only independent directors are present.

All of the board members attended last year’s annual meeting, either in person or telephonically.

Board Committees

The Board has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. John Reardon, Per Bystedt and Thomas Eriksson constitute the members of each committee. During the Company’s 2009 fiscal year, the Audit Committee met four times, the Compensation Committee met two times, and the Nominating and Governance Committee met two times. All then-serving directors attended at least 75% of the meetings of each committee.

Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that only John Reardon meets the applicable rules and regulations regarding “independence” and is free of any relationship that would interfere with his individual exercise of independent judgment with regard to the Company.

Audit Committee.

John Reardon is Chairman of the Audit Committee.  The members of the Audit Committee are John Reardon, Per Bystedt and Thomas Eriksson.  The Audit Committee of the Board, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions, including the following:

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

The Board annually reviews the SEC standards and definition of independence for Audit Committee members and has determined that a majority of the members of the Company’s Audit Committee are not independent. The Company does not have an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission serving on the Audit Committee because the Board believes that the background and financial sophistication of its members are sufficient to fulfill the duties of the Audit Committee.

Compensation Committee

John Reardon is Chairman of the Compensation Committee. The members of the Compensation Committee are John Reardon, Per Bystedt and Thomas Eriksson.  The Compensation Committee of the Board reviews and approves the overall compensation strategy and policies for the Company. The Compensation Committee duties include the following:

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

Nominating and Governance Committee

John Reardon is Chairman of the Nominating and Governance Committee. The members of the Nominating and Governance Committee are John Reardon, Per Bystedt and Thomas Eriksson.  The Nominating and Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company, consistent with criteria approved by the Board.  The Nominating and Governance duties include the following:

•	reviewing and evaluating incumbent directors;
•	recommending candidates to the Board for election to the Board; and
•	making recommendations to the Board regarding the membership of the committees of the Board.

A majority of the members of the Nominating and Governance Committee are not independent. The Board has adopted a written Nominating and Governance Committee Charter that is available on the Company’s website at http://www.neonode.com/Documents/investor/nominating_and_governance_committee_charter.pdf.

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age, and having the highest personal integrity and ethics. The Nominating and Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

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

The Nominating and Governance Committee will consider director candidates recommended by stockholders. The Nominating and Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: Neonode Inc., Linnegatan 89 SE 115 23 Stockholm, Sweden, at least six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of the Company’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Stockholder Communications with the Board of Directors

The Company adopted a policy for stockholder communications with the Board. Persons interested in communicating with any particular director, the independent directors or the Board as a whole may address correspondence to the intended recipient, in care of Neonode Inc. at Linnegatan 89, SE 115 23 Stockholm, Sweden. If no particular director is named, letters will be forwarded, depending on the subject matter, to the respective Chair of the Audit, Compensation, or Nominating and Governance Committee.

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

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time.  In addition, the Audit Committee of the Board is responsible for the assessment and oversight of the Company’s financial risk exposures.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.
EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option or Warrant Awards ($)	All Other Compensation ($)	Total ($)
				(b)	(a)	(c)
Per Bystedt	2009	218,302	-	-	-	-	218,302
Chief Executive Officer (d)(e)	2008	$91,174	-	-	-	-	$91,174

Thomas Eriksson(f)(g)	2009	216,417	-	-	-	-	216,417

Magnus Goertz(h)	2009	218,595	-	-	-	-	218.595

David W. Brunton,	2009	85,000	-	-	77,934	-	162,934
Chief Financial Officer	2008	$165,000	-	$17,897	$144,120	$1,040	$328,057

(a)
Amounts are calculated as of the grant date of the option or warrant award in accordance with the provisions of applicable Accounting Standards. Please see Note14. “Stock Based Compensation” in the Notes to the Consolidated Financial Statements  as filed on Neonode Inc.’s annual report Form 10K for the valuation assumptions made in the Black-Scholes option pricing used to calculate fair value of the option or warrant awards.

(b)
Amounts are the market value of common stock issued to Mr. Brunton under the pre-merger SBE, Inc. stock in-lieu of cash payroll plan that was implemented in 2007 as a cash preservation measure and the market value of common stock issued to Mr. Brunton in 2008 for payment of accrued vacation liability.

(c)	Includes $1,040 attributable in fiscal 2008 to Mr. Brunton for premiums paid by the Company for group term life insurance.

(d)
Mr. Bystedt was appointed Chief Executive Officer in May 2008. He is a citizen of Sweden and is employed in Sweden and all payments to him are in Swedish Krona (SEK). The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2008 year 6.58 SEK to the USD. The Company accrued but did not pay 300,000 Krona ($45,587 USD) salary for the first three months that Mr. Bystedt was employed as the CEO. Mr. Bystedt was paid 300,000 Kronor ($45,587) of the amount owed to him for the next three months by the Swedish government pursuant to Swedish reconstruction laws. The accrued but unpaid balance of $45,587 has not been paid and has been forgiven in the Neonode bankruptcy. Mr. Bystedt will not receive any salary for 2009 until such time that the Board of Directors determines that the Company has sufficient cash flow from operations to pay his salary.

(e)
Mr. Bystedt through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $218,302 salary plus applicable Swedish payroll taxes for his services as CEO of Neonode Inc for the twelve months ended December 31, 2009. We converted $51,303 of the amount owed to Iwo Jima SARL to a convertible note and a warrant as discussed above and $159,445 is included in our accrued expenses at December 31, 2009. The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2009 year 7.65 SEK to the USD. Mr. Bystedt accrued a salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(f)
On September 15, 2009, Mr. Eriksson was appointed to our Board. Mr. Eriksson serves as our Chief Executive Officer of Neonode Technologies AB and his compensation is related to his duties as CEO of this company. Mr. Eriksson does not receive any fees for his duties as a member of our Board.

(g)
Mr. Eriksson through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $216,417 for his services for the twelve months ended December 31, 2009. We paid $90,247 of the amount owed to Wirelesstoys AB during the twelve months ended December 31, 2009 and $126,170 is included in our accrued expenses at December 31, 2009. The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2009 year 7.65 SEK to the USD. Mr. Eriksson accrued a salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(h)
Mr. Goertz through his company, Rector AB, entered into a consulting agreement to perform duties as a lead engineer with us whereby he has earned a total of $217,595 for his services for the twelve months ended December 31, 2009. We paid $70,628 of the amount owed to Wirelesstoys AB during the twelve months ended December 31, 2009 and $146,967 is included in our accrued expenses at December 31, 2009. The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2009 year 7.65 SEK to the USD. Mr. Goertz accrued a salary and applicable Swedish payroll taxes of 134,000 SEK per month.

  Outstanding Equity Awards at Fiscal Year-end

		OPTION AWARDS
Name & Principal Position	Grant Date	Number of Securities Underlying Unexercised Options or Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($)	Option Expiration Date
Per Bystedt, CEO	1/2/2008	40,000 (3)	-	-	$ 3.45	1/2/2015
David W. Brunton, CFO	4/12/2004	5,000	-	-	$22.25	4/12/2011
	3/31/2005	20,000	-	-	$14.75	8/8/2012
	3/21/2006	5,000	-	-	$ 5.00	3/21/2013
	5/30/2007	15,000	-	-	$ 2.33	5/30/2014
	8/10/2007	104,999	75,001 (1)	-	$ 4.90	8/10/2014
	8/25/2009 (2)	4,000,000	-	-	$ 0.02	8/25/2016

(1)	Stock Option Grants vest 25% on first anniversary date of grant and monthly thereafter for the next 36 months.
(2)	On August 25, 2009, Mr. Brunton was granted a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.02 per share. The warrant is vested on the grant date.
(3)	Mr. Bystedt was granted 40,000 stock options that vested one year after the grated date for services as a member of our Board of Directors.

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

Compensation of Directors

Effective January 1, 2009, each non-employee director of the Company received an annual retainer of $24,000, payable monthly in arrears.  The annual retainer was reduced to $12,000 per year effective June 1, 2009. The Chairman of the Board receives an annual retainer of $30,000, payable monthly in arrears.  No director is entitled to receive a per-meeting fee. The members of the Board are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy. Mr. Olson resigned on June 1, 2009 and Ms. Major resigned on September 15, 2009. The Directors have not been paid their fees for the months of January through December 2009, except Mr. Reardon who was paid a total of $4,000 for fees earned and accrued.

Effective January 2, 2008, on January 2 of each year (or the next business day if that date is a legal holiday), each non-employee director is automatically granted an additional option to purchase 40,000 shares of common stock of the Company. However, the Company did not grant the non-employee directors any stock options on January 2, 2009 or January 2, 2010. The exercise price of options granted is 100% of the fair market value of the common stock subject to the option on the date of the option grant.  Options granted to Directors may not be exercised until the date upon which the optionee (or the affiliate of the optionee) has provided one year of continuous service as a non-employee director following the date of grant of such option, at which point 100% of the option becomes exercisable.  The options will fully vest upon a change of control, unless the acquiring company assumes the options or substitutes similar options.  The term of options granted is 10 years.

As of the date of this Form 10K, no options granted to directors had been exercised.

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended December 31, 2009:

Director Compensation
Name(a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option or Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
			(b)			(h)

Susan Major (c)(d)(g)	$ 14,000	-	$38,967	-	-	-	$52,967
John Reardon (c)(f)	$ 18,000	-	$97,418	-	-	-	$115,418
Kenneth Olson (c) (e)	$ 12,000	-	-	-	-	-	$12,000

(a)
All compensation paid to Per Bystedt and Thomas Eriksson is disclosed in the footnotes to the Summary Compensation Table.  Neither Mr. Bystedt nor Mr. Eriksson receives any fees for serving on the Company’s Board of Directors.

(b)
Amounts are calculated as of the grant date of the options award in accordance with the provisions of applicable Accounting Standards. Please see Note14. “Stock Based Compensation” in the Notes to the Consolidated Financial Statements  as filed on Neonode Inc.’s annual report Form 10K for the valuation assumptions made in the Black-Scholes option pricing used to calculate fair value of the option or warrant awards.

(c)
Ms. Major and Mr. Olson were paid a fee equal to $2,000 per month as a member of the Board of Directors. The amounts earned by each during for the months January through June 2009 was accrued but not paid until such time that the Company earns sufficient cash flow from operations to make such payment. Ms. Major was paid a fee equal to $1,000 per month as a member of the Board of Directors. The amounts earned by her during for the months June through September 2009 was accrued but not paid until such time that the Company earns sufficient cash flow from operations to make such payment. Mr. Reardon was paid a fee as a member of the Board of Directors. The amounts earned by him during for the months January through June 2009 was $2,000 per month and was accrued but not paid until such time that the Company earns sufficient cash flow from operations to make such payment. Mr. Reardon was paid a fee equal to $1,000 per month for the months June through December 2009 was paid a total of $4,000 in cash for fees earned during 2009.

(d)	Ms. Major resigned from the Board of Directors on September 15, 2009.

(e)	Mr. Olson was appointed to the Board of Directors in June 2008 and resigned on June 1, 2009.

(f)
On August 25, 2009, Mr. Reardon was granted a warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share.  Mr. Reardon holds 232,095 employee stock options to purchase our Common Stock with exercise prices ranging from $1.42 to $27.50 per share.

(g)	On August 25, 2009, Ms. Major was granted a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.02 per share.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information regarding the estimated ownership of our common stock assuming conversion of all issued and outstanding Series A and Series B Preferred Stock by: (i) each director; (ii) each of our “named executive officers,” as defined in Item 402 under Regulation S-K promulgated by the Securities and Exchange Commission; (iii) all executive officers and directors of Neonode as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.  Unless otherwise indicated, the address for each of the persons and entities set forth below is c/o Neonode Inc. - Stockholder address.

Percentage ownership is based on 551,963,146 shares, the estimated number of shares of common stock outstanding after the conversion of the Series A and B Preferred Stock at the increased conversion rates and the conversion of the outstanding warrants and convertible debt.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total

Ramin Remo Behdasht 58 Carters Road Dural NSW 158 Australia	29,939,397	5.42%

Per Bystedt (2)(3)(4) CEO and Director	82,352,748	14.92%

Magnus Goertz	62,759,021	11.37%
Founder

Thomas Eriksson	73,993,853	13.41%
CEO Neonode Technologies AB and Director
David Brunton (2)(5)(6) CFO	11,536,950	2.09%

John Reardon (2)(5) Director	5,309,817	0.96%

All executive officers and directors as a group (5 persons) (2)	232,058,664	42.04%

_____________________

(1)   This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)    Includes, 40,000, 202,499 and 232,095 shares of common stock that Messrs. Bystedt, Brunton and Reardon, respectively, have the right to acquire within 60 days after the date of this table under outstanding stock options.

(3)    Includes 73,635,848 shares of common stock, 1,607,725 warrants to purchase shares of common stock at an exercise price of $0.04 per share and $64,309 of convertible debt that can be converted into 3,215,450 shares of common stock that is held by Iwo Jima SARL. Iwo Jima SARL may be deemed an affiliate of Mr. Bystedt.

(4)   Includes 1,284,575 warrants to purchase shares of common stock at an exercise price of $0.04 per share and $51,383 of convertible debt that can be converted into 2,569,150 shares of common stock that is held by Mr. Bystedt.

(5)    Includes 4,000,000 and 5,000,000 warrants to purchase shares of common stock at an exercise price of $0.02 per share held by Messrs. Brunton and Reardon, respectively.

(6)    On December 31, 2008, Mr. Brunton purchased 14,564.22 shares of Series A Preferred Stock from the Neonode Technologies AB Stockholders, (Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd.), which shares have since been exchanged for 7,000,001 shares of our Common Stock.

The following table includes information regarding our equity incentive plans as of the end of fiscal 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	474,899	$4.19	157,554
Equity compensation plans not approved by security holders	42,841,177	$0.08	--

Total	42,956,076	$0.12	157,554

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2009:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	25,000	---	25,000
1998 Plan	28,000	---	28,000
Neonode Plan	176,595	---	176,595
2006 Plan	225,000	157,554	149,999
Director Plan	42,500	---	42,500

Total	497,095	157,554	422,094

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Per Bystedt

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer is personally involved in our refinancing and capital raising activities.  Mr. Bystedt, is the beneficial holder of approximately 73,635,848 shares of our Common stock, or 17.68%, of the Company’s outstanding shares of Common Stock as of December 31, 2009, and is the beneficial owner of Iwo Jima SARL.

Iwo Jima SARL invested $100,000 in the Company’s December 2008 financing transaction and received 10,000 shares of our Series A Preferred stock that was exchanged for 4,806,300 shares of our Common Stock. Iwo Jima SARL also surrendered warrants in exchange for 7,210.96 shares Series B Preferred Stock. The Series B Preferred stock was exchanged for 952,351 shares of our Common Stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL received 151,788.17 shares of our Series A Preferred Stock that was exchanged for 72,906,894 shares of our common Stock. On November 6, 20009, Iwo Jima SARL transferred 4,000,000 shares of our Common Stock to certain employees of the Company.

On September 15, 2009, Iwo Jima SARL purchased $64,309 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 3,215,450 shares of our Common Stock and also received a warrant that when exercised can be converted into 1,607,725 share of our Common Stock at a conversion price of $0.04 per share.   On September 15, 2009, Mr. Bystedt directly purchased $51,303  in convertible notes that may be converted, at the option of Mr. Bystedt, into 2,569,150 shares of our Common Stock and also received a warrant that, when exercised, can be converted into 1,284.575 shares of our Common Stock at a conversion price of $0.04 per share.  Mr. Bystedt holds 40,000 employee stock options to purchase our common stock at $3.45 per share.

On January 1, 2009, Mr. Bystedt through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $210,748 for his services as the CEO of Neonode Inc for the twelve months ended December 31, 2009. We converted $51,303 of the amount owed to Iwo Jima SARL to a convertible note and a warrant as discussed above, and $159,445 is included in our accrued expenses at December 31, 2009.

Transactions with Thomas Eriksson

Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB and a member of our Board, is the beneficial holder of approximately 17.77% of the Company’s outstanding shares of Common Stock as of December 31, 2009, is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Wirelesstoys AB received 151,788.17 shares of our Series A Preferred Stock, which shares t have since been exchanged for 72,906,894 shares of our common Stock.

On November 6, 2009, Wirelesstoys AB transferred 4,000,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Eriksson through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $216,417 for his services as the CEO of Neonode Technologies AB for the twelve months ended December 31, 2009. We paid $126,170 of the amount owed to Wirelesstoys AB during the twelve months ended December 31, 2009 and $90,247 is included in our accrued expenses at December 31, 2009.

Transactions with Magnus Goertz

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 15.07% of the Company’s outstanding shares of Common Stock as of December 31, 2009, is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders who participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Athemis Ltd received 151,788.17 shares of our Series A Preferred Stock, which shares have since been exchanged for 72,906,894 shares of our common Stock.

On November 6, 2009, Athemis Ltd transferred 12,000,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Goertz, through his company, Rector AB , entered into a consulting agreement with us whereby he has earned a total of $217,595 for his services  and an engineer for the twelve months ended December 31, 2009. We paid $146,967 of the amount owed to Rector AB during the twelve months ended December 31, 2009 and $70,628 is included in our accrued expenses at December 31, 2009.

Transactions with Mats Dahlin

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. On October 9, 2009 and December 15, 2009, Davisa Ltd purchased a total of $49,650  in convertible notes that may be converted, at the option of Davisa Ltd, into 2,482,516 shares of our Common Stock and also received warrants that, when exercised, can be converted into 1,241,258 shares of our Common Stock at a conversion price of $0.04 per share.  On August 25, 2009, Davisa Ltd was granted a warrant to purchase 4,660,000 shares of our Common Stock at an exercise price of $0.02 per share in consideration for Mr. Dahlin’s services as a board member and advisor to the company.  In June 2009, Mr. Dahlin, through his company, Davisa Ltd, entered into a consulting agreement with us whereby he earned a total of $28,000 for his services for the twelve months ended June 30, 2010. In lieu of a cash payment, On December 15, 2009, we converted the $28,000 to a convertible note and a warrant under the same terms and conditions as the September 2009 convertible debt financing transaction. Davisa Ltd received a total of $28,000  in convertible notes that may be converted, at the option of Davisa Ltd, into 1,400,000 shares of our Common Stock and also received warrants that, when exercised, can be converted into 700,000 shares of our Common Stock at a conversion price of $0.04 per share

Independence of the Board of Directors

The Board affirmatively determined that as of December 31, 2009, only John Reardon is an independent director within the meaning of the applicable NASDAQ listing standards. The Board has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. John Reardon, Kenneth Olson and Susan Major, each independent director, constituted the members of each committee until the resignation of Kenneth Olson on June 1, 2009 and Susan Major on September 15, 2009. John Reardon remains an independent director and has been joined on each of the Board’s committee by Per Bystedt and Thomas Eriksson.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board has selected KMJ Corbin and Company as our independent auditors for the fiscal year ending December 31, 2009 and BDO Feinstein International AB as our independent auditors for the fiscal year ending December 31, 2008. BDO Feinstein International AB audited our financial statements for the years 2006 through 2008.

Independent Auditors’ Fees

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2009 and 2008, by KMJ Corbin and Company our principal accountant for 2009 and BDO Feinstein International AB, our principal accountant for 2008, and any of the member firms in the BDO International network.

	Fiscal Year Ended (in thousands)
	2009	2008
Audit Fees	$87	$525
Audit-related Fees(1)	-	66
Tax Fees (2)	-	24
All Other Fees	-	-
Total Fees	$87	$615

(1)	Fees paid for registration, proxy and review of other regulatory filings.
(2)	Fees paid for preparation and filing of our federal and state income tax returns.

All fees described above were pre-approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services separate from the audit services by BDO Feinstein International AB and KMJ Corbin and Company are compatible with maintaining the principal accountant’s independence.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has not approved any formal policy concerning pre-approval of the auditors to perform both audit and non-audit services (services other than audit, review and attest services).  Instead, on a case by case basis, any audit or non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the Audit Committee in advance of the performance of such services.  All of the fees earned by BDO Feinstein International AB and KMJ Corbin and Company described above were attributable to services pre-approved by the Audit Committee.

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

3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).
3.2 4.1 4.2 4.3
Bylaws, as amended through December 5, 2007
Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 (incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008 )
Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009
Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009

10.1	Senior Secured Note, dated August 8, 2007 (incorporated by reference to Exhibit 10.22(a) of our Current Report on Form 8-K filed on October 2, 2007 )
10.2	Amendment to Senior Secured Note, dated September 10, 2007 (incorporated by reference to Exhibit 10.22(b) of our Current Report on Form 8-K filed on October 2, 2007 )
10.3
Form of Common Stock Purchase Warrant issued pursuant to Amendment to Senior Secured Notes, dated September 10, 2007 (incorporated by reference to Exhibit 10.22(c) of our Current Report on Form 8-K filed on October 2, 2007 )

10.4	Subscription Agreement, dated September 10, 2007 (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed on October 2, 2007 )
10.5	Convertible Promissory Note (incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K filed on October 2, 2007 )
10.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K filed on October 2, 2007 )
10.7	Form of Unit Purchase Warrant (incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K filed on October 2, 2007 )
10.8	Subscription Agreement, dated March 4, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2008 )

10.11	1998 Non-Officer Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-8 (333-63228) filed on June 18, 2001 )+
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

10.15	Note Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2008)
10.16	Share Exchange Agreement, dated December 30, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 31, 2008)
10.17	Series A Stock Subscription Agreement, dated December31, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 31, 2008)
10.18	Warrant Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 31, 2008 )
10.19	Employment Agreement with Per Bystedt (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on April 15, 2009)
10.20	Employment Agreement with Thomas Eriksson (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on April 15, 2009)
10.21	Employment Agreement with Magnus Goertz (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on April 15, 2009)
10.22	Convertible Note Agreement, dated September 9, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September14, 2009 )
10.23	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009 )
10.24	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009 )

10.25	Convertible Note Agreement, dated January 18, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2010 )
10.26	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 23, 2010 )
10.27	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 23, 2010 )

21	Subsidiaries of the registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)
Date: March 29, 2010	By:	/s/ David W. Brunton
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

Name	Title	Date

/s/ Per Bystedt	Chief Executive Officer,	March 29, 2010
Per Bystedt	and Director, Chairman of the Board
(Principal Executive Officer)

/s/ David W. Brunton	Chief Financial Officer, Vice President, Finance	March 29, 2010
David W. Brunton	and Secretary
(Principal Financial and Accounting Officer)
/s/ John Reardon	Director	March 29, 2010
John Reardon

/s/ Thomas Eriksson	Director	March 29, 2010
Thomas Eriksson