Form 10-Q/A
period 2009-03-31
Neonode, Inc
filed 2010-05-12
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark one)

☒         Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐         Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 0-8419

NEONODE INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

Sweden Linnegatan 89, SE-115 23 Stockholm, Sweden
USA 651 Byrdee Way, Lafayette, CA. 94549

(Address of principal executive offices and zip code)

Sweden+ 46 8 667 17 17
USA + 1 925 768 0620

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer”, “non-accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The number of shares of registrant's common stock with par value $0.001 per share outstanding as of May 8, 2010, was 426,985,185.

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q of Neonode Inc. (the “Company”) for the quarter ended March 31, 2009 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009. The Original Filing was not reviewed by an independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. As previously reported by the Company in its Current Reports on Form 8-K filed with the SEC on November 10, 2009, November 12, 2009 and November 24, 2009, the Company has had changes in its independent registered public accounting firm. As a result of such changes, the Company has engaged KMJ Corbin & Company LLP (“KMJ”) as the Company’s principal independent registered public accounting firm, and the interim 2009 financial statements included in this Amendment have now been reviewed by KMJ. This Amendment includes a copy of KMJ’s report pursuant to Rule 10-01(d) of Regulation S-X.

This Amendment also restates the previously issued unreviewed statements in their entirety and amends and updates all information in the Original Filing, including for events occurring subsequent to the date of the Original Filng, including Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 6 of Part II to provide currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment. The currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, and 32.

NEONODE INC.

INDEX TO MARCH 31, 2009 FORM 10-Q/A

		pages
	PART I Financial Information
Item 1	Financial Statements
	Report of Independent Registered Public Accounting Firm	4
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2009 and 2008	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	7
	Notes to the Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 4.	Controls and Procedures	50
	PART II Other Information
Item 6.	Exhibits	52
SIGNATURES
EXHIBITS

PART I.  Financial Information

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
of Neonode Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Neonode Inc. and subsidiary (“the Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and comprehensive lossand cash flows for the three-month period ended March 31, 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the liquidity section of Note 1 to the condensed consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in the liquidity section of Note 1.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP Costa Mesa, California May 12, 2010

Item 1.  Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$153	$17
Prepaid expenses	60	46
Other receivables	78	--
Total current assets	291	63

Property plant and equipment, net	16	116
Total assets	$307	$179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$--	$17
Accounts payable	581	688
Accrued expenses	202	320
Embedded derivatives of warrants	64	--
Total current liabilities	847	1,025

Convertible debt and leases, net of current portion	139	207
Total liabilities	986	1,232

Commitments and contingencies
Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at March 31, 2009 and December 31, 2008, respectively. 855,522 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively. (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	3,531	3,531

Series B Preferred Stock, 108,850 shares authorized with par value $0.001 at March 31, 2009 and December 31, 2008, respectively. 92,796 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively. (In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	2	2

Common stock, 75,000,000 shares authorized with par value $0.001 at March 31, 2009 and December 31, 2008, respectively; 37,009,589 and 35,058,011 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	37	35
Additional paid in capital	66,408	61,016
Accumulated other comprehensive loss	(12)	--
Stock subscription receivable	--	(1,035)
Accumulated deficit	(70,645)	(64,602)
Total stockholders' deficit	(679)	(1,053)
Total liabilities and stockholders' deficit	307	179

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2009	2008

Total net sales	$--	$391
Cost of sales	--	641
Gross margin	--	(250)

Operating expenses:
Product research and development	221	1,492
Sales and marketing	58	1,830
General and administrative	403	2,513
Amortization of fair value of stock issued to
Related parties for purchase of Neonode
Technologies AB	1,584	--

Total operating expenses	2,266	5,835

Operating loss	(2,266)	(6,085)

Other income (expense, net):
Interest and other income (expense), net	(30)	165
Interest expense	(3)	(9)
Gain on conversion and forgiveness of accounts payable	30	--
Loss on troubled debt restructuring	(2,741)	--
Non-cash items related to debt discounts and deferred financing fees
and the valuation of conversion features and warrants	3	(5,510)

Total other income (expense), net	(2,742)	(5,354)

Net loss	(5,008)	(11,439)

Deemed dividend to preferred stockholders	(1,035)	--

Net loss attributable to common stockholders	$(6,043)	$(11,439)

Foreign currency translation loss	(12)	--

Comprehensive loss	$(5,020)	$(11,439)

Loss per common share:
Basic and diluted loss per share	$(0.17)	$(0.47)

Basic and diluted – weighted average
shares used in per share computations	36,515	24,426

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,008)	$(11,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,625	890
Stock issued in settlement	35	--
Loss on retirement of property and equipment	30	16
Depreciation and amortization	2	129
Loss on troubled debt restructuring	2,741	--
Gain on conversion and forgiveness of accounts payable	(30)	--
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	(3)	5,510
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(78)	575
Inventories	--	(4,039)
Other assets	--	37
Prepaid expenses	(14)	(186)
Accounts payable and accrued expenses	(180)	(689)
Deferred revenue	--	(384)
Other liabilities	--	(152)
Net cash used in operating activities	(880)	(9,732)

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	31
Purchase of property, plant and equipment	(17)	(115)
Net cash used in investing activities	(17)	(84)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	--	35
Debt discounts & deferred financing fees related to conversion	--	(19)
Increase in capital lease liability	--	24
Amortization of debt	--	(24)
Proceeds from issuance of preferred stock	1,035	--
Proceeds from issuance of common stock	--	4,500
Equity issuance costs	--	(488)
Restricted cash	--	5,706
Net cash provided by financing activities	1,035	9,734

Effect of exchange rate changes on cash	(2)	(409)

Net increase (decrease) in cash and cash equivalents	136	(82)

Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$153	$656

Supplemental disclosure of cash flow information:
Interest paid	$8	$59
Supplemental disclosure of non-cash transactions:
Fair value of conversion of common stock of Series A and B
preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in
equity at December 31, 2008	$2,741	$--
Fair value of warrants reclassified to derivative liability
due to the adoption of new accounting standard	$67	$--
Deemed dividend to investors who received Series A preferred stock issued related to corporate restructuring at December
31, 2008 based on the fair value of the conversion to common
stock at March 31, 2009	$1,035	$--
Fair value of 762,912 shares of common stock issued to convert
accounts payable to equity	$23	--
Fair value of conversion to common stock of 495,000 shares
of Series A Preferred stock issued to related parties for
100% of Neonode Technologies AB recorded as compensation
expense	$4,555	$--

See notes to condensed consolidated financial statements

NEONODE INC
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of the business and operations

Background and Organization

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Neonode Inc. was incorporated in the State of Delaware in 2006 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary.  Together, Neonode Inc. and Neonode Technologies AB are known as “we,” “us,” “our, “or the “Company.”

On December 9, 2008, our former wholly owned subsidiary, Neonode AB, filed for liquidation under the Swedish bankruptcy laws. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB for which Neonode Inc. has responsibility. The consolidated statements of operations and consolidated statements of cash flows include the accounts of Neonode AB for the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy.

On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the ”Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred stock.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly owned subsidiary of the Company.   The Neonode Technologies AB Stockholders are or were employees of us and/or Neonode AB, and as such are related parties. Neonode Technologies AB did not have any operations in 2008. Our consolidated balance sheet as of December 31, 2008 includes the accounts of Neonode Technologies AB which is comprised of cash totaling approximately $12,000. The acquisition of Neonode Technologies AB by us did not qualify as a business combination but rather as a merger of entities under common control; accordingly the acquired assets of Neonode Technologies AB are recorded at their historical cost basis of $12,000.

Neonode Technologies AB was formed on December 29, 2008 following the bankruptcy filing on December 9, 2008 of Neonode AB, and is comprised principally of engineers formerly employed by Neonode AB.  Based on Swedish tax considerations, we determined that it would be more efficient to form a new company which would be acquired by Neonode Inc. rather than to re-hire each of the former employees of Neonode AB on an individual basis.  Furthermore, we determined that based on the importance to the Company of retaining the technology and business expertise of the beneficial owners of Neonode Technologies AB and of ensuring our ability to continue to develop our technology, in exchange for complete ownership of Neonode Technologies AB, we were prepared to issue to the Neonode Technologies AB Stockholders shares representing approximately 49.5% of the Company.  However, since we did not have a sufficient number of unissued shares of common stock at that time to issue shares of common stock representing 49.5% of the Company as well as enter into the other Refinancing Agreements, we decided that in exchange for all of the shares of Neonode Technologies AB we would issue shares of Series A Preferred stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate, the Neonode Technologies AB Stockholders would own in the aggregate an amount of shares equal to approximately 49.5% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Share Exchange Agreement, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased.

The fair value of the Series A Preferred stock issued to the Neonode Technologies AB Stockholders in excess of the $12,000 cash balance is accounted for as compensation.  Pursuant to the Share Exchange Agreement, the beneficial owners of the Neonode Technologies AB Stockholders agreed to remain employees of Neonode Technologies AB for a period of 18 months.  In addition, each of the beneficial owners of the Neonode Technologies AB Stockholders signed a repurchase agreement with the Company granting the Company a lapsing repurchase right to purchase the Series A Preferred stock held by such Neonode Technologies AB Stockholder in the event the beneficial owner’s employment with Neonode Tech is terminated other than for cause prior to the expiration of 18 months from December 29, 2008.  Each month, 1/18 of the Series A Preferred shares held by the Neonode Technologies Stockholders is released from the lapsing repurchase right.   Thus, the fair value of the common stock (as converted from Series A Preferred Stock during 2009) issued under the Share Exchange Agreement is being amortized to compensation expense over the 18-month vesting period beginning January 1, 2009.

Operations

We provide optical touchscreen solutions for handheld consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell such as mobile phones, e-book readers, mobile internet devices, global positioning systems (GPS), digital picture frames and micro PCs. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of finger-based and pen input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2009, we had an accumulated deficit of approximately $80.6 million, a stockholders’ deficit of approximately $6.3 million and a working capital deficit (current assets less current liabilities, not including non-cash liabilities related to warrants and embedded derivatives) of approximately $1.9 million. In addition, for the year ended December 31, 2009, we had cash used in operating activities of approximately $2.0 million.  Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into customer contracts with customers and to raise additional funds through debt or equity. During 2009, we raised approximately $2.0 million through convertible debt and equity offerings.  Through May 5, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling approximately $1.5 million.

There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all. If we are unable to secure additional funding and/or our stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. The consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We accounted for our investment in Neonode AB in accordance with accounting guidance, which precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners - for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

Our consolidated statements of operations and cash flows include the accounts of Neonode AB for the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy. Since we no longer have an ownership interest in Neonode AB, we recorded a write-off of our receivable from Neonode AB totaling $2.8 million on the date Neonode AB filed for bankruptcy. We also recorded a gain on debt forgiveness of Neonode AB in bankruptcy totaling $9.8 million.

Our consolidated balance sheets do not include the accounts of Neonode AB at December 31, 2008 and March 31, 2009.

2.    Summary of significant accounting policies

Principles of Consolidation

The preparation of our consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Neonode Inc. and its former wholly owned subsidiary based in Sweden, Neonode AB, through December 9, 2008, the date Neonode AB filed for bankruptcy. The consolidated balance sheet as of December 31, 2008 includes the accounts of our new wholly owned subsidiary based in Sweden; Neonode Technologies AB. Operating results for Neonode Technologies AB for 2008 were insignificant.  The consolidated statement of operations and cash flows for the year ended December 31, 2008 include the accounts of Neonode Inc. and Neonode AB for the period January 1, 2008 through December 9, 2008, the date that Neonode AB filed for bankruptcy.  For 2009, the audited consolidated statements of operations and cash flows include the results of operations of Neonode Technologies AB.  The consolidated balance sheet as of March 31, 2009, June 30, 2009 and September 30, 2009  includes the accounts of Neonode Inc. and Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, the recoverability of long-lived assets, the fair value of embedded derivatives and securities such as shares, options and warrants issued for stock-based compensation and in certain financing transactions.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date.If in the future the Company purchases cash equivalents, the Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. For the years ended December 31, 2009 and 2008, we had no accounts receivable.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from one to five years as follows:

Tooling	1 year
Computer equipment	3 years
Furniture and fixtures	5 years

Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.   For the year ended December 31, 2009, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other (expense) income . In addition, as Neonode AB entered into bankruptcy and we no longer control that entity, the foreign currency translation adjustment account relating to Neonode AB was written off into our statement of operations during the year ended 2008.  Foreign currency transaction losses included in other (expense) income and  were $0 and $848,000 during the years ended December 31, 2009 and 2008, respectively.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges for conversion features and warrants.

Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges for conversion features and warrants.

Concentration of Credit and Business Risks

In the short term, we anticipate that we will depend on a limited number of customers for substantially all of our future revenue. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on our business, operating results and cash flows.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our product development expense and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

Our future success depends on market acceptance of our technology as well as our ability to introduce new versions of our technology to meet the evolving needs of our customers.

Revenue Recognition

Neonode AB Mobile Phone Business and Licensing of Our Intellectual Property:

We recognized revenue from product sales when title transferred and risk of loss had passed to the customer, which was generally upon shipment of products to our customers. We estimated expected sales returns and recorded the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complied with the accounting guidance, which required revenue recognition from the sale of our mobile phones when all of the following conditions were met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products were delivered and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions had not been satisfied, we deferred recognition of revenue. Judgments were required in evaluating the credit worthiness of our customers. Credit was not extended to customers and revenue was not recognized until we determined that collectibility was reasonably assured.

In 2008, our revenues generated by the sale of Neonode AB’s mobile phones consisted primarily of sales to distributors. From time to time, we allowed certain distributors price protection subsequent to the initial product shipment. Price protection allowed the distributor a credit (either in cash or as a discount on future purchases) if there was a price decrease during a specified period of time or until the distributor resold the goods. Future price adjustments were difficult to estimate since we did not have a sufficient history of making price adjustments. Therefore, we deferred recognition of revenue derived from sales to these customers until they resold our products to their customers. Although revenue recognition and related cost of sales were deferred, we recorded an accounts receivable at the time of initial product shipment. As standard terms were generally FOB shipping point, payment terms were enforced from the shipment date, and legal title and risk of inventory loss passed to the distributor upon shipment.

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

Neonode AB derived revenue from the licensing of internally developed intellectual property (IP). We entered into IP licensing agreements that generally provided licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally included a nonexclusive license for the underlying IP. Fees under these agreements may have included license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. On December 1, 2008, we transferred the Neonode AB intellectual property including patents, copyrights and trademarks to Neonode Inc. pursuant to an intercompany debt pledge agreement.

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

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.  On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three-month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000, which will be recognized as revenue in 2010.

Warranty Reserves

Our mobile phone products were generally warranted against defects for 12 months following the sale. We have a 12-month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer were provided at the time of revenue recognition and were based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges were expensed as incurred. Upon filing for bankruptcy on December 9, 2008, the warranty obligations related to Neonode AB’s previous sales of mobile phone products were transferred to the Swedish bankruptcy court along with all the assets and liabilities of Neonode AB.

We do not anticipate that our technology products will have any warranty obligations associated with licenses related to these technologies.

Advertising

Advertising costs are expensed as incurred. External advertising costs amounted to $0 and $452,000 for the years ended December 31, 2009 and 2008, respectively, including $430,000, $18,000, and $4,000 for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and recognize it as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures.

We account for equity instruments issued to non-employees at their fair value and the unvested portion is re-measured each reporting period as long as the instrument requires variable accounting.

When determining stock-based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

We account for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments.   The relative fair value of the warrants are recorded as a debt discount and amortized to expense over the life of the related debt using the effective interest method. At each balance sheet date, we make a determination if these warrant instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the effective interest method.

Income Taxes

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

Effective January 1, 2007, we adopted the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we recognized no increase in the liability for unrecognized tax benefits.  For the year ended December 31, 2009, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2009 and 2008 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses reflected in stockholders’ deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 7.65 and 6.58 Swedish Krona to one U.S. Dollar for the years ended December 31, 2009 and 2008, respectively. The weighted average exchange rate for the consolidated balance sheets was 7.21 and 7.84 Swedish Krona to one U.S. Dollar as of December 31, 2009 and 2008, respectively.  For the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, the weighted average exchange rate for the consolidated statements of operations was 8.39, 8.15, and7.87 Swedish Krona to one U.S. Dollar.  The weighted average exchange rate for the consolidated balance sheets was 8.32, 7.75, and 7.02 Swedish Krona to one U.S. Dollar as of March 31, 2009, June 30, 2009, and September 30, 2009, respectively.  For the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008, the weighted average exchange rate for the consolidated statements of operations was 6.28, 6.14, and 6.19 Swedish Krona to one U.S. Dollar.  The weighted average exchange rate for the consolidated balance sheets was 5.96, 5.98, and 6.75 Swedish Krona to one U.S. Dollar as of March 31, 2008, June 30, 2008, and September 30, 2008, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, payables and current portions of long-term debt are deemed to approximate fair value due to their short maturities. The carrying amounts of long-term debt cannot be reasonably determined since no quoted market prices exist for these instruments and quoted prices for similar instruments cannot be located.

New Accounting Pronouncements

In June 2009, the FASB issued guidance on the hierarchy of generally accepted accounting principles, specifically as it relates to the codification of accounting standards (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants   Emerging Issues Task Force and related literature. The Codification eliminates the GAAP hierarchy contained in previous accounting guidance and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted the Codification with no impact to our consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820.  The ASU clarifies that the quoted price for an identical liability should be used.  However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach).  The ASU also indications that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted market prices for an identical liability or quoted price for an identical liability traded as an asses may be considered level 1 fair value measurements.  This ASU is effective October 1, 2009.  During 2009, the Company adopted this standard, but it did not have a material impact on the consolidated financial statements.

3.     Convertible Debt and Leases

Our convertible debt and leases consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Senior Convertible Secured Notes September 2007	139	139
Capital lease	--	85
	139	224
Less: short term portion	--	(17)
Convertible long-term debt and leases, net of debt discount and short term portion	$139	$207

Future maturities of notes payable (in thousands) as of March 31, 2009:

Year ended December 31,	Future Maturity of Notes Payable
2009 (9 months remaining)	$--
2010	139
Total principal payments	$139

Capital Lease

We leased Xerox office equipment and returned the leased equipment to Xerox during the quarter ended March 31,  2009, thus eliminating the lease obligation. Xerox filed a lawsuit to collect the remainder of the lease payments . We have filed a motion to dismiss the lawsuit and during the quarter ended March 31, 2010 have accrued approximately $109,000 related to the lawsuit during the quarter ended December 31, 2009.

September 2009 Senior Convertible Secured Notes Financing transaction

During the period from August 25, 2009 through September 30, 2009 and during the period from October 1, 2009 through December 31, 2009, we completed a private placements of convertible notes of $837,000 and $150,000, respectively, that can be converted, at the holder’s option, into a total of 49,349,151 shares of our common stock at a conversion price of $0.02 per share (the “September 2009 Convertible Notes”). Included in the convertible notes was approximately $79,000 of related-party accruals that were converted to these notes.  The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. The September 2009 Convertible Notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 24,674,576 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants.

The embedded conversion feature of the convertible debt of the September 2009 Convertible Notes meets the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations.

The fair value of the embedded conversion features of the September 2009 Convertible Notes totaled $1.9 million and $275,000 on the dates of issuance of the convertible debt for the quarters ended September 30, 2009 and December 31, 2009, respectively. The fair value of the conversion features is included in the account entitled embedded derivatives of convertible debt and warrants on our consolidated balance sheets as of September 30, 2009 and December 31, 2009.  We recorded a debt discount of $837,000 and $150,000 for the quarters ended September 30, 2009 and December 31, 2009, respectively, and the excess fair value was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations and comprehensive loss, totaling $1.1 million and $125,000 for the quarters ended September 30, 2009 and December 31, 2009, respectively. The embedded conversion features were valued on the dates we received the proceeds using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at the dates of issuance ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 1.13%.

The embedded conversion feature is revalued on each balance sheet date and marked to market using the Black-Scholes option pricing model. The value of the conversion features was $1.7 million and  $959,000 at September 30, 2009 and December 31, 2009, respectively, and is included on our consolidated balance sheets on those dates in the account entitled embedded derivatives of convertible debt and warrants. The $226,000 and $990,000 reduction in the fair value from the dates of issuance is included as income in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations and comprehensive loss for the quarters ended September 30, 2009 and December 31, 2009, respectively. The assumptions used for the Black-Scholes option pricing model at September 30, 2009 and December 31, 2009 ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 0.45%.

The debt discounts are being amortized to expense over the 15-month term of the debt on a straight-line basis, which approximates the effective interest method. Included in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss for the quarters ended September 30, 2009 and December 31, 2009 is $37,000 and $185,000 , respectively related to amortization of the debt discounts.

On December 31, 2009, we issued a warrant to purchase 1,305,740 of our common stock an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the 1,305,740 shares of common stock is $26,000 on the date of issuance and was recorded as debt issuance costs. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 2.7 years, volatility of 267.66%, and a risk-free interest rate of 1.13%.

2008 Troubled Debt Restructuring

Conversion of Senior Convertible Notes to Series A Preferred Stock:

We determined that, based on the capitalization of the Company, the value of the notes held by the note holders entitled the note holders to shares representing approximately twenty-five percent of the Company.  However, since we did not have a sufficient number of unissued shares of common stock to convert all of the outstanding notes into shares of common stock as well as enter into the other Refinancing Agreements, we decided to exchange the existing notes for shares of Series A Preferred Stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate, the note holders would own in the aggregate an amount of shares equal to approximately 25% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Note Conversion Agreements, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased.  On December 31, 2008, 24 out of 27 convertible and promissory note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance of 244,265.56 shares of Series A Preferred stock.  The carrying value of the convertible notes, promissory notes, and debt discount plus the fair value of the related embedded conversion features amounted to $5.9 million immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the common stock anti-dilution feature were a term of 0.23 years, volatility of 357.2%, and a risk-free interest rate of 0.11%. The fair value of the Series A Preferred stock on the date of conversion was $10 per share, as we also raised $1.2 million in cash at $10 per share from both inside and outside investors, with outside investors comprising approximately 51% of the total.  This conversion resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $3.3 million (see below).  The remaining $139,000 convertible notes outstanding after the conversion transaction have a due date of August 26, 2010 and bear an annual interest rate of the greater of 8% or LIBOR plus 3%, payable quarterly in cash or shares of our common stock at our option.

Conversion of Warrants to Series B Preferred Stock:

On December 29, 2008, we commenced entering into Warrant Conversion Agreements with the holders of warrants for the purchase of shares, notes and/or additional warrants of the Company for the issuance of up to 108,850 shares of Series B Preferred Stock in exchange for the surrender of the warrants by the warrant holders.  If all of the existing warrants were to have been converted into shares of common stock of the Company, the Company would have had to issue 14,365,434 shares of common stock.  Since we did not have a sufficient number of unissued shares of common stock to convert all of the outstanding warrants into shares of common stock as well as enter into the other Refinancing Agreements, we decided to exchange the existing warrants for shares of Series B Preferred Stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate, the warrant holders would own in the aggregate 14,365,434 shares of common stock after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Warrant Conversion Agreements, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased.  On December 31, 2008, 92 out of 129 holders of warrants for the purchase of shares, notes, and/or additional warrants agreed to the surrender of 12,255,560 warrants in exchange for the issuance of 92,795 shares of Series B Preferred Stock. The fair value of the converted warrants which were previously recorded as liabilities amounted to $112,000 immediately prior to the exchange, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the warrants prior to the exchange were a term of 4.4 years, volatility of 152.3%, and a risk-free interest rate of 1.37%. The fair value of the Series B Preferred stock on the date of exchange was $0.0245 per share, which is based upon a fully diluted price per share using our market capitalization on that date. This transaction resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $109,000. The remaining outstanding warrants no longer meet the classification of liabilities according to accounting guidance since the toxic securities (the anti-dilution feature) from September 26, 2007 financing are no longer applicable, and, as such, the remainder of the warrants previously recorded as a liability on the consolidated balance sheet has been reclassified to equity at December 31, 2008 at the fair value of $67,000.

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

On both a basic and diluted income per share basis, the $3.4 million gain was $0.12 per share for the year ended December 31, 2008.

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

On December 31, 2008, all of the Bridge Notes plus accrued interest were converted into 123,641 shares of our Series A Preferred stock. Please see above section, 2008 Troubled Debt Restructuring, for accounting treatment.

2)	August Bridge Notes Extension Warrants

On September 26, 2007, the August Bridge Note holders that had not converted their debt were given three year warrants to purchase up to 219,074 shares (1st Extension Warrants) of our common stock at a price of $3.92 per share in exchange for an agreement to extend the term of their notes from the original date of December 31, 2007 until June 30, 2008. The fair value of the warrants issued to the holders of the remaining Bridge Notes was calculated at September 26, 2007 as $706,000, using the Black-Scholes option pricing model. The assumptions used for calculating the fair value of the 1st Extension Warrants were a term of 3 years, volatility of 116%, and a risk-free interest rate of 4.16%. The 1st Extension Warrants were classified as a liability pursuant to the relevant accounting guidance. The fair value of the warrants was recorded as a debt issuance cost and is allocated to interest expense based on the effective interest rate method over the nine month term of the notes with the offsetting entry to a liability. As a result of the extension of the loan maturity period, the agreement to delay conversion of the bridge notes and the issuance of the 1st Extension Warrants, the modifications were significant enough to trigger debt extinguishment accounting resulting in a debt extinguishment charge for the year ended December 31, 2007 amounting to $442,000. The liability for the 1st Extension Warrants issued to the August Bridge Note holders is revalued at the end of each reporting period and the change in the liability is recorded in the account entitled non-cash financing items.

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

In conjunction with the issuance of the August Bridge Notes, we issued and investor an option to invest up to $750,000 under the same terms and conditions as the August Bridge Notes. The initial fair value of the option to purchase $750,000 of the August Bridge Notes amounted to $716,000 based on the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the original option to invest were a term of 0.39 years, volatility of 99%, and interest rate of 4.16%. The initial fair value of the option to invest was recorded as a deferred financing fee to be allocated to interest expense using the effective interest rate method over the nine month term of the notes with the offset recorded as other current liability. The liability for the option to purchase additional August Bridge Notes is revalued at the end of each reporting period and the change in the liability is recorded in the account entitled non-cash items relating to debt discounts and deferred financing fees and the valuation of conversion features and warrants.

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

The embedded conversion feature of the convertible debt issued on September 26, 2007 met the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holder has the right to convert the debt and accrued interest and the interest rate is calculated at the greater of 8% or LIBOR plus 3%, and therefore, the total number of shares of our common stock into which the convertible note can be convertible is not fixed. Accordingly, the embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to non-cash financial items. The fair value of the conversion feature related to the September 26, 2007 convertible notes totaled $1.4 million at September 26, 2007 and was recorded as a debt discount. On the issuance date, we allocated the proceeds first to the warrants based on their fair value with the remaining balance allocated between debt, $771,000, and equity, $669,000, based on their relative fair values.

For the year ended December 31, 2008, $1.1 million of the debt discount is included in gain on troubled debt restructuring and $12,000 is included in interest expense in the consolidated statements of operations.

On December 31, 2008, $3.1 million of the Senior Secured Convertible Notes plus accrued interest were converted into 120,624 shares of our Series A Preferred stock. After conversion, $139,000 of the Senior Secured convertible Notes due August 31, 2010 remains outstanding. Please see above section, 2008 Troubled Debt Restructuring, for accounting treatment.

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

On December 31, 2008, all of the Unit Purchase Warrants related to the Senior Convertible Secured Notes were exchanged for 5,990 shares at no exercise price of our Series B Preferred stock. Please see above section, 2008 Troubled Debt Restructuring, for accounting treatment.

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

On May 21, 2008, we offered our existing warrant holders an opportunity to exercise Neonode common stock purchase warrants on a discounted basis and to receive two new five-year common stock purchase warrants with an exercise price of $1.45 for each outstanding warrant exercised.  In all, 8,009,586 new warrants were issued, including 590,550 to the option holder who converted the $375,000 of debt.  The warrants were classified as a liability pursuant to accounting guidance. The warrants were recorded in the account entitles liability for warrants to purchase common stock and are valued at fair value at the end of each reporting period using the Black-Scholes option pricing model. The fair value of the warrants totaled $13.8 million. The assumptions used for the calculation of the fair value were a term of 5 years, volatility of 110.28%, and interest rate of 3.09%.

On December 31, 2008, 6,618,889 of the warrants were exchanged for 50,117 shares of our Series B Preferred stock.     Please see above section, 2008 Troubled Debt Restructuring, or accounting treatment. 1,476,068 of the warrants issued related to the Warrant Repricing remain outstanding after the December 31, 2008 restructuring and warrant conversion.

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

4.   Fair Value Measurement of Assets and Liabilities

The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. We had no level 1 assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. We had no level 2 assets or liabilities.

Level 3: Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs).

The following table shows the classification of our liabilities at March 31, 2009 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2008 (in thousands):

	March 31, 2009	Net Decrease in Fair Value	New Derivatives Added	December 31, 2008

Fair value of embedded conversion features and warrants	$64	$3	$67	$-

5.  Stockholders’ Equity

Common Stock

On January 21, 2009 we signed a definitive settlement agreement with one of our investors in previous private placement transactions, Alpha Capital Anstalt (“Alpha”), whereby we issued Alpha 1,188,666 shares of our common stock valued at $35,000 in exchange for a dismissal of all pending legal actions.

We converted approximately $53,000 of our accounts payable to 762,912 shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009 and the difference of $30,000 is included in the account entitled gain on conversion and forgiveness of accounts payable on our consolidated statements of operations.

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

Preferred Stock

The terms of the Series A and Series B Preferred stock are as follows:

•	Dividends and Distributions.

Series A Preferred:
The holders of shares of Series A Preferred stock are entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series A Preferred stock held by them.

Series B Preferred:
The holders of shares of Series B Preferred stock are entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series B Preferred stock held by them.

•	Liquidation Preference.

Series A Preferred:
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

Series B Preferred:
In the event of any liquidation, dissolution, or winding up of our operations, either voluntary or involuntary, subject to the rights of the Series A Preferred stock and Senior Preferred Stock, the holders of Series B Preferred stock shall be entitled to receive, after any distribution to the holders of Senior Preferred Stock and prior to and in preference to any distribution to the holders of common stock, $0.001 for each share of Series B Preferred stock then outstanding.

•	Voting.

The holders of shares of Series A Preferred stock and Series B Preferred stock shall have one vote for each share of Series A Preferred stock and Series B Preferred stock held by them.

•         Conversion.

Initially, each share of Series A Preferred stock and each share of Series B Preferred stock was convertible into one share of our common stock.  Any modification to the conversion rate requires shareholder approval.  Although the restructuring contemplated a conversion ratio that was finally approved on March 31, 2009, we did not guarantee that either our authorized share capital would be increased or that the conversion rate would be increased. On March 31, 2009, our shareholders approved a resolution to increase the authorized share capital, and to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred stock and to 132.07 shares of our common stock for each shares of Series B Preferred stock, thus completing the restructuring begun in December 2008.  See below for the accounting ramifications of this conversion rate change.

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of March 31, 2009:

	Shares of Preferred Stock Not Exchanged as of March 31, 2009	Conversion Ratio	Shares of Common Stock after Conversion of allOutstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2009

Series A Preferred stock	855,522	480.63	411,189,962
Series B Preferred stock	92,796	132.07	12,255,465
Total Remaining Not Exchanged	948,318	-	423,445,427

Series A Preferred Stock

 On December 31, 2008, we issued the following Series A Preferred stock:

•	112,290.40 shares to investors in a private placement who invested $1,121,904.
•	244,265.56 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest;
•	495,000 shares to acquire Neonode Technologies AB (see Note 1); and
•	4,067.02 shares for brokerage services in regards to the refinancing and capital raising transactions.

These transactions are discussed in more detail below.

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1.1 million.  $1,035,000 of the funds raised were received in 2009.  On March 31, 2009, the value of the 53,922,072 shares of common stock that these Series A Preferred shares are now convertible into was approximately $2.1 million. The increase in the value of the Series A Preferred stock as a result of this modification was $1,035,000, which we have recorded as a deemed preferred stock dividend (since the underlying transaction was a cash raise). As of December 31, 2009, 103,000 shares of Series A Preferred stock have been converted to 49,504,890 shares of common stock.

The fair value of the conversion feature of the 244,265.56 shares of Series A Preferred stock issued to the convertible debt holders that will now be convertible to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A Preferred stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment). As of December 31, 2009, convertible debt holders exchanged 171,380.62 shares of Series A Preferred stock that had been issued to them and were issued 82,370,667 shares of our common stock.

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,611,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For the year ended December 31, 2009, $6.3 million has been recorded as compensation expense in our consolidated statements of operations.

Series B Preferred Stock:

The fair value of the conversion feature of the 92,795.94 shares of Series B Preferred shares issued to the warrant holders that is now convertible into 12,255,560 shares of our common stock was $490,000, based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B Preferred stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $488,000 increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment). As of December 31, 2009, the holders of the Series B Preferred stock exchanged 75,530.64 of the 92,795.94 shares of Series B Preferred stock that had been issued to them and were issued 9,975,382 shares of our common stock.

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

Stock Options

As of December 31, 2009, we had four equity incentive plans:

•	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008;
•	The 2007 Neonode Stock Option Plan (the Neonode Plan), out of which we will not grant any additional equity awards; and
•	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of December 31, 2009:

•	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2009:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	25,000	---	25,000
1998 Plan	28,000	---	28,000
Neonode Plan	176,595	---	176,595
2006 Plan	225,000	157,554	149,999
Director Plan	42,500	---	42,500

Total	497,095	157,554	422,094

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2009:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price

$0.00 - $ 1.50	176,595	2.05	$1.42	176,595	$1.42
$1.51 - $ 2.50	19,500	3.95	$2.33	19,500	$2.33
$2.51 - $ 4.00	82,000	4.94	$3.46	82,000	$3.46
$4.01 - $ 6.00	187,000	4.54	$4.91	111,999	$4.91
$6.01 - $ 27.50	32,000	1.80	$17.60	32,000	$17.60
	497,095	3.52	$4.15	422,094	$4.01

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Exercise Price
Outstanding at January 1, 2008	2,434,732	$1.42 - $27,50	$2.58
Granted	570,000	$0.60 - $3.45	$3.17
Cancelled or expired	(1,660,754)	$1.84 - $12.95	$2.58
Exercised	(21,000)	$1.84 - $1.84	$1.84
Outstanding at December 31, 2008	1,322,978	$0.60 - $27.50	$2.85
Granted	--	$--	$--
Cancelled or expired	(825,883)	$0.60 - $12.95	$2.06
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2009	497,095	$1.42 - $27.50	$4.15

The aggregate intrinsic value of the 497,095 stock options that are outstanding, vested and expected to vest at December 31, 2009 is $0.

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

We granted 15,660,000 stock purchase warrants to employees or members of our Board during the year ended December 31, 2009 (see below).  The stock purchase warrants have an exercise price equal to $0.02 per share, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The warrants granted to employees have a fair value on the date of grant of $305,000. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock compensation expense reflects the fair value of the vested portion of options for the Swedish and Non-Swedish participants at the date of issuance, the amortization of the unvested portion of the stock options, less the option premiums received from the Swedish participants. Employee and director stock-based compensation expense related to stock options and warrants in the accompanying consolidated statements of operations is as follows (in thousands):

	Quarter ended March 31, 2008	Quarter ended March 31, 2009	Remaining unamortized expense at March 31, 2009
Stock based compensation	$890	$41	$334

The remaining unamortized expense of $334,000 related to stock options will be recognized on a straight-line basis monthly as compensation expense over the remaining vesting period which approximates 5.5 years.

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the year ended December 31	2008
Expected life (in years)	2.67
Risk-free interest rate	2.86%
Volatility	150.56%
Dividend yield	0.00%

Warrants granted to employees/directors in the quarter ended March 31	2009
Expected life (in years)	7.0
Risk-free interest rate	2.28%
Volatility	166.13%
Dividend yield	0.00%

The weighted average grant-date fair value of options granted during the fiscal year ended December 31, 2008 was $3.17. The weighted average grant-date fair value of warrants granted during the fiscal year ended December 31, 2009 was $0.02. The total intrinsic value of options exercised during the fiscal year ended December 31, 2008 was $1,000. No options were exercised during the year ended December 31, 2009.

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

Stock Warrants

The following table summarizes outstanding warrants at December 31, 2009:

Outstanding Warrants as of December 31, 2009

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrants	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Broker Warrants	5/20/2008	$0.02	45,133,832	5/20/2013
May 2008 Investor Warrants	5/22/2008	$0.02	107,014,930	5/20/2013
August 2009 Employee Warrants	8/25/2009	$0.02	15,660,000	8/25/2016
September 2009 Investor Warrants	9/15/2009	$0.04	20,921,600	9/15/2012
October 2009 Investor Warrants	10/15/2009	$0.04	3,052,976	10/15/2012
December 2009 Investor Warrants	12/15/2009	$0.04	700,000	12/15/2012
Broker Warrants for 2009 Debt	12/31/2009	$0.04	1,305,740	12/31/2012
Total warrants outstanding			193,794,882

The outstanding warrants related to 2008 financing transactions contain price protection features whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issue warrants or convertible instruments, with certain exceptions, at a lower exercise price or conversion price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price and the warrants exercisable would increase so that the total required cash investment of the warrant holder remains unchanged. During the quarter ended September 2009, we issued convertible notes to investors in the September 2009 convertible debt financing transaction convertible at $0.02 per share and this issuance triggered the price protection provision related to the original 2,118,599 previously outstanding price protected warrants; as such, we reduced the exercise price of the 2,118,599 warrants to $0.02 per share and increased the warrant shares to 152,148,762.

On January 1, 2009, we adopted the new accounting guidance that requires warrants with certain types of anti-dilution ratchet features be accounted for as liabilities, where previously they had been accounted for as equity.  Prior to this new accounting guidance, these ratchet provisions were only evaluated under prior accounting guidance, and because these ratchet provisions are generally within a company’s control, they did not trigger liability or derivative accounting.  We determined that the original 2,118,599 outstanding warrants that include ratchet features fall under the new accounting guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the consolidated statement of operations.

•  On January 1, 2009, the fair value of the outstanding warrants was $67,000 and was recorded as a liability in the account entitled embedded derivatives of convertible debt and warrants with the corresponding reduction to additional paid-in capital on the consolidated balance sheet.  The assumptions used for the Black-Scholes option pricing model at January 1, 2009 were a term of 4.3 years, volatility of 143.12%, and a risk-free interest rate of 1.46%.

•      As a result of the issuance of convertible notes in early October 2009, we no longer had enough unissued authorized shares to settle all outstanding equity instruments, including convertible preferred stock, convertible debt, options and warrants.  Therefore, in accordance with the applicable accounting guidance, all non-employee warrants were required to be recorded as liabilities from that point and marked-to-market at each period until we have sufficient unissued authorized shares to settle all outstanding equity instruments.  As a result, we reclassified the fair value of all non-employee warrants not already recorded as liabilities totaling $837,000 as of October 1, 2009 from additional paid-in capital to embedded derivatives of convertible debt and warrants.

•      During the fourth quarter of 2009, we issued additional convertible debt with warrants and also warrants to a broker.  As we no longer had enough unissued authorized shares to settle all outstanding equity instruments, we classified the warrants issued to the debt holder and broker as liabilities.  The fair value of those warrants was $214,000. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model ranged from a term of 2.7 to 3.0 years, volatility of 193%, and a risk-free interest rate of 1.5% to 1.7%.

•     On December 31, 2009, we issued a warrant to purchase 1,305,740 of our common stock an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the 1,305,740 shares of common stock is $26,000 on the date of issuance and was recorded as debt issuance costs and included in current assets in the accompanying consolidated balance sheet as of December 31, 2009. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 2.7 years, volatility of 267.66%, and a risk-free interest rate of 1.13%.

•     During the quarter ended March 31, 2009, we recorded an decrease related to the fair value of the outstanding warrants of $3,000 a gain in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. The fair value of the outstanding warrants was $64,000 on March 31, 2009. The assumptions used for the Black-Scholes option pricing model for the quarter ended March 31, 2009 used a term of 3.5 years, volatility of 180%, and a risk-free interest rate of 1.8%.

 In the five months ended May 5, 2010, we received $1.5 million cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 86,785,564 shares of our common stock at a conversion price of $0.02 per share and 43,392,782 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

7.  Commitments and Contingencies

b) The following is a summary of our agreements that we have determined are within the scope of accounting guidance.

c) Warranty Obligations

Our mobile phone products were generally warranted against defects for 12 months following the sale. We had a 12-month warranty from the manufacturer of the mobile phones. Reserves for potential warranty claims not covered by the manufacturer were provided at the time of revenue recognition and were based on several factors, including current sales levels and our estimate of repair costs. Shipping and handling charges were expensed as incurred. We accrued the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the products to our customers. Our estimate of costs to service our warranty obligations was based on our expectation of future conditions. To the extent we experienced increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual would have increased, resulting in decreased gross margin. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and we have no further obligations related to product warranties effective with the bankruptcy filing. We do not provide a warranty on our touchscreen technology and therefore, no warranty reserve has been accrued for the year ended December 31, 2009.

The following table sets forth an analysis of our warranty reserve (in thousands):

Year ended December 31, 2008
Warranty reserve at beginning of year	$95
Less: Cost to service warranty obligations	--
Obligation of Neonode AB	(95)
Plus: Increases to reserves	–
Total warranty reserve included in other accrued expenses	$--

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March, 31, 2009, June 30, 2009, and September 30, 2009.

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

We are the secondary guarantor under the sublease of our previous headquarters that expired in March 2010. We have not recorded a liability at March 31, 2009.

Legal

On December 9, 2008, Empire Asset Management (“Empire”), a broker dealer that acted as our financial advisor and exclusive placement agent in previous private placement transactions, initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in us.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  We believe that the action has no merit and intend to defend vigorously against the action. Our Directors and Officer (“D&O”) insurance provider has extended coverage and will provide us with legal representation.

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

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a lawsuit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  During the quarter ended December 31, 2009, we accrued the total amount of the lawsuit $108,592.81. The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010.  The Company intends to defend vigorously against the action.

Operating Leases

On January 12, 2009, our subsidiary, Neonode Technologies AB, entered into a 12-month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $5,000 per month. On January 12, 2010, we extended the lease until July 1, 2010 with provisions to cancel the lease with a ninety-day notice period.

The future minimum lease payments under this operating lease are as follows as of December 31, 2009 (in thousands):

Future minimum payments on operating leases
Year Ending December 31,
2010	$30

Total rent expense under the leases for office space located in Sweden and the US under leases that have been cancelled was $68,000 and $378,000 for the years ended December 31, 2009 and 2008, respectively.

8.Net Loss Per Share

Basic net loss per common share for the quarters ended March 31, 2009 and 2008, June 30, 2009 and 2008, and September 30, 2009 and 2008, respectively, was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 286,018,076 and 13,300,000 are excluded from the diluted earnings per share calculation for the quarters ended March 31, 2009 and 2008, respectively, due to their anti-dilutive effect.

	For the three months ended March 31,
(in thousands, except per share amounts)	2009	2008

BASIC AND DILUTED
Weighted average number of common shares outstanding	36,515	24,426
Number of shares for computation of net loss per share	36,515	24,426
Net loss attributable to common shareholders	$(6,043)	$(11,439)

Net loss per share basic and diluted	$(0.17)	$(0.47)

9.    Segment Information

We have one reportable segment. Prior to December 9, 2008, the date Neonode AB filed for bankruptcy, we operated in one industry segment: the development of intellectual property related to optical infrared touchscreen and the sale of associated products and licenses that encompass this technology. In December 2008, prior to our subsidiary, Neonode AB, filing for bankruptcy we transferred the patents, copyrights and all technology intellectual property to Neonode Inc. pursuant to an intercompany debt pledge agreement and continue to develop and license our touchscreen technology. We have carried out substantially all of our operations through our subsidiary Neonode AB located in Sweden, although we did carry out some development activities together with our manufacturing partner in Malaysia. The majority of the sales of our mobile phones were concentrated in Europe.

10.    Related Party Transactions

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 82.4 million shares of our common stock, or approximately 12%, of the Company’s outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.  Iwo Jima SARL invested $100,000 in our December 2008 financing transaction and received 10,000 shares of our Series A Preferred stock that was exchanged for 4,806,300 shares of our common stock. Iwo Jima SARL also surrendered warrants in exchange for 7,210.96 shares Series B Preferred stock. The Series B Preferred stock was exchanged for 952,351 shares of our common stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders who participated in the share exchange transaction with us pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. On November 6, 2009, Iwo Jima SARL transferred 4,000,000 shares of our common stock to certain of our employees. On September 15, 2009, Iwo Jima SARL purchased $64,000 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 3,215,450 shares of our common stock and also received a warrant that when exercised can be converted into 1,607,725 shares of our common stock at a conversion price of $0.04 per share.   On September 15, 2009, Mr. Bystedt directly purchased $51,000 in convertible notes that may be converted, at the option of Mr. Bystedt,  into 2,569,150 shares of our common stock and also received a warrant that, when exercised, can be converted into 1,284,575 shares of our common stock at a conversion price of $0.04 per share.  Mr. Bystedt holds 40,000 employee stock options to purchase our common stock at $3.45 per share.  Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $158,000, $106,000, and $53,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  unpaid balances have been included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB, and a member of our Board, is the beneficial holder of approximately 73.0 million shares of our common stock, or approximately 11% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with us pursuant to the Share Exchange Agreement. Wirelesstoys AB received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $162,000, $108,000, and $54,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  unpaid balances have been included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 62.8 million shares of our common stock, or approximately 9% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Athemis Ltd received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,953,948 shares of our common stock. On November 6, 2009, Athemis Ltd transferred 12,000,000 shares of our common stock to certain of our employees. Mr. Goertz, through his company, Athemis Ltd, entered into a consulting agreement with us whereby he has earned a total of $164,000 , $109,000, and $55,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  unpaid balances have been included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. David W. Brunton, our Chief Financial Officer, purchased 14,564.22 shares of Series A Preferred stock from the Neonode Technologies AB Stockholders (Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd.) that was exchanged for 7,000,001 shares of our common stock. On August 25, 2009, Mr. Brunton was granted a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.02 per share, valued at $78,000. As of December 31, 2009, Mr. Brunton is the beneficial owner of approximately 11.5 million shares of our common stock or approximately 2% of our outstanding shares of common stock on a fully diluted basis.  Mr. Brunton holds 225,000 employee stock options to purchase our common stock with exercise prices ranging from $2.33 to $22.25 per share.

We additionally leased office space located in Lafayette, California that is provided by Mr. Brunton on a rent-free basis.

Mr. John Reardon, a member of our Board, was granted on August 25, 2009 a warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, valued at $97,000.  As of December 31, 2009, Mr. Reardon is the beneficial owner of approximately 5.3 million shares of our common stock or approximately 1% of our outstanding shares of common stock on a fully diluted basis.  Mr. Reardon holds 232,095 employee stock options to purchase our common stock with exercise prices ranging from $1.42 to $27.50 per share.

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. On October 9, 2009 and December 15, 2009, Davisa Ltd purchased a total of $77,650 in convertible notes that may be converted, at the option of Davisa Ltd, into 3,882,516 shares of our common stock and also received warrants that, when exercised, can be converted into 1,941,258 shares of our common stock at a conversion price of $0.04 per share.  On August 25, 2009, Davisa Ltd was granted a warrant to purchase 4,660,000 shares of our common stock at an exercise price of $0.02 per share for Mr. Dahlin’s services as a board member and advisor to the Company, valued at $91,000 (see Note 10).  Mr. Dahlin, through his company, Davisa Ltd, entered into a consulting agreement with us whereby he has earned a total of $28,000 for his services for the year ended December 31, 2009. We converted the $28,000 to a convertible note and a warrant as discussed above.  As of December 31, 2009, Mr. Dahlin is the beneficial owner of approximately 10.5 million shares of our common stock or approximately 1.5% of our outstanding shares of common stock on a fully diluted basis.

11.    Subsequent Events

During the period from August 25, 2009 through September 30, 2009 and during the period from October 1, 2009 through December 31, 2009, we completed a private placements of convertible notes of $837,000 and $150,000, respectively, that can be converted, at the holder’s option, into a total of 49,349,151 shares of our common stock at a conversion price of $0.02 per share (the “September 2009 Convertible Notes”). Included in the convertible notes was approximately $79,000 of related-party accruals that were converted to these notes.  The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. The September 2009 Convertible Notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 24,674,576 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants.

The embedded conversion feature of the convertible debt of the September 2009 Convertible Notes meets the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations.

The fair value of the embedded conversion features of the September 2009 Convertible Notes totaled $1.9 million and $275,000 on the dates of issuance of the convertible debt for the quarters ended September 30, 2009 and December 31, 2009, respectively. The fair value of the conversion features is included in the account entitled embedded derivatives of convertible debt and warrants on our consolidated balance sheets as of September 30, 2009 and December 31, 2009.  We recorded a debt discount of $837,000 and $150,000 for the quarters ended September 30, 2009 and December 31, 2009, respectively, and the excess fair value was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations, totaling $1.1 million and $125,000 for the quarters ended September 30, 2009 and December 31, 2009, respectively. The embedded conversion features were valued on the dates we received the proceeds using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at the dates of issuance ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 1.13%.

The embedded conversion feature is revalued on each balance sheet date and marked to market using the Black-Scholes option pricing model. The value of the conversion features was $1.7 million and  $959,000 at September 30, 2009 and December 31, 2009, respectively, and is included on our consolidated balance sheets on those dates in the account entitled embedded derivatives of convertible debt and warrants. The $226,000 and $990,000 reduction in the fair value from the dates of issuance is included as income in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations for the quarters ended September 30, 2009 and December 31, 2009, respectively. The assumptions used for the Black-Scholes option pricing model at September 30, 2009 and December 31, 2009 ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 0.45%.

The debt discounts are being amortized to expense over the 15-month term of the debt on a straight-line basis, which approximates the effective interest method. Included in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations for the quarters ended September 30, 2009 and December 31, 2009 is $37,000 and $185,000, respectively related to amortization of the debt discounts.

On December 31, 2009, we issued a warrant to purchase 1,305,740 of our common stock an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the 1,305,740 shares of common stock is $26,000 on the date of issuance and was recorded as debt issuance costs and included in current assets in the accompanying consolidated balance sheet as of December 31, 2009. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 2.7 years, volatility of 267.66%, and a risk-free interest rate of 1.13%.

As a result of the issuance of convertible notes in early October 2009, we no longer had enough unissued authorized shares to settle all outstanding equity instruments, including convertible preferred stock, convertible debt, options and warrants.  Therefore, in accordance with the applicable accounting guidance, all non-employee warrants were required to be recorded as liabilities from that point and marked-to-market at each period until we have sufficient unissued authorized shares to settle all outstanding equity instruments.  As a result, we reclassified the fair value of all non-employee warrants not already recorded as liabilities totaling $837,000 as of October 1, 2009 from additional paid-in capital to embedded derivatives of convertible debt and warrants.

During the fourth quarter of 2009, we issued additional convertible debt with warrants and also warrants to a broker.  As we no longer had enough unissued authorized shares to settle all outstanding equity instruments, we classified the warrants issued to the debt holder and broker as liabilities.  The fair value of those warrants was $214,000. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model ranged from a term of 2.7 to 3.0 years, volatility of 193%, and a risk-free interest rate of 1.5% to 1.7%.

In the three months ended March 31, 2010, we received $1 million in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share and 30,080,282 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. Mr. Bystedt purchased $16,000 of convertible notes as part of the financing transaction that may be converted into 819,500 shares of our common stock and also received a warrant that, when exercised, can be converted into 419,750 shares of our common stock at a conversion price of $0.04 per share. In addition, Iwo Jima SARL converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services into convertible notes that may be converted into 8,167,614 shares of our common stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our common stock at a conversion price of $0.04 per share. A company controlled by Mats Dahlin,  Davisa Ltd purchased a total of $138,000  convertible notes as part of the financing transaction that may be converted, at the option of Davisa Ltd, into 6,903,700 shares of our common stock and also received warrants that, when exercised, can be converted into 3,451,850 shares of our common stock at a conversion price of $0.04 per share.  We are not obligated to register the common stock related to the convertible debt or the warrants.

The embedded conversion feature of the convertible debt issued in the 2010 convertible debt financing transaction meets the definition of a derivative financial instrument and will be classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features will be revalued on each balance sheet date and marked to market with the adjusting entry to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the condensed consolidated statements of operations.

The value of the embedded conversion feature using the Black-Scholes option pricing model is $1.4 million on the date of issuance and $200,000 will be expensed to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the date of issuance and $1. 2 million will be recorded as a debt discount.  The assumptions used for the Black-Scholes option pricing model for the conversion feature on the date of issuance were a term of 0.77 to 0.92 years, volatility of 308.82% to 318.82%, and a risk-free interest rate of 1.13%.  Because there are not enough unissued authorized shares to settle all currently outstanding equity instruments, the warrants issued with the debt will also be recorded as a derivative liability, totaling $814,000.  The assumptions used for the Black-Scholes option pricing model for the warrants on the date of issuance were a term of 3 years, volatility of 242.73%, and a risk-free interest rate of 1.13%.

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The aggregate fair value of the shares and warrant is $50,000, which will be recorded as debt issuance costs and amortized to interest expense over the remaining term of the convertible notes. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 2.9 years, volatility of 258.33%, and a risk-free interest rate of 1.13%.

Subsequent to December 31, 2009, Series A Preferred stockholders exchanged 18,021.93 shares of Series A Preferred stock for 8,661,880 shares of our common stock, and Series B Preferred stockholders exchanged 7,389.85 shares of Series B Preferred stock for 975,977 shares of our common stock.

In April 2010, we received $533,000 in proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 26,625,000 shares of our common stock at a conversion price of $0.02 per share and 13,312,500 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

The embedded conversion feature of the convertible debt issued in the April 2010 convertible debt financing transaction meets the definition of a derivative financial instrument and will be classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features will be revalued on each balance sheet date and marked to market with the adjusting entry to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations.

The value of the embedded conversion feature using the Black-Scholes option pricing model is $533,000 and  will be recorded as a debt discount.  The assumptions used for the Black-Scholes option pricing model for the conversion feature on the date of issuance were a term of 0.66 years, volatility of 308.82%, and a risk-free interest rate of 1.13%.  Because there are not enough unissued authorized shares to settle all currently outstanding equity instruments, the warrants issues with the debt will also be recorded as a derivative and expense to non-cash items related to debt discounts and deferred financing fees and valuation of conversion features and warrants, totaling $267,000.  The assumptions used for the Black-Scholes option pricing model for the warrants on the date of issuance were a term of 3 years, volatility of 242.73%, and a risk-free interest rate of 1.13%.

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

In the five months ended May 5, 2010, we received $1.5 million cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 86,785,564 shares of our common stock at a conversion price of $0.02 per share and 43,392,782 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

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

Background

We account for our investment in Neonode AB in accordance with the relevant accounting guidance which precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or March 31, 2009.

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

Revenue Recognition

Neonode AB Mobile Phone Business and Licensing of Our Intellectual Property:

We recognize revenue from product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of products to our customers. We estimate expected sales returns and record the amount as a reduction of revenues and cost of sales at the time of shipment. Our policy complies with the guidance provided by the Securities and Exchange Commission. We recognize revenue from the sale of our mobile phones when all of the following conditions have been met: (1) evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products have been delivered and risk of loss has passed to the customer; (3) we have completed all of the necessary terms of the contract; (4) the amount of revenue to which we are entitled is fixed or determinable; and (5) we believe it is probable that we will be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured.

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

Hardware Product:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We defer and recognize service revenue over the contractual period or as services are rendered. We estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with the relevant accounting guidance. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars or Euros. The software component of our hardware products is considered incidental.  Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale. To date, we have not sold any hardware products.

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

Software Products:

We may derive revenues from the following sources: (1) software, which includes our Neno™ software licenses and (2) engineering services, which include consulting. We account for the licensing of software in accordance with relevant accounting guidance which requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services. To date, we have not sold any software products.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset.  If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.

Stock Based Compensation Expense

We account for stock-based employee compensation arrangements in accordance with relevant accounting guidance. We account for equity instruments issued to non-employees in accordance with relevant accounting guidance, which require that such equity instruments be recorded at their fair value and the unvested portion is re-measured each reporting period. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Accounting for Debt Issued with Stock Purchase Warrants

We accounted for debt issued with stock purchase warrants in accordance with relevant accounting guidance, if they met equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves. The warrants were classified as a liability. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model. As of December 31, 2008, all of the outstanding warrants are classified as equity.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments, if such embedded conversion features, if freestanding, would meet the classification of a liability. The relevant accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Similarly, if warrants meet the classification of liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

FASB issued new accounting guidance, which addresses whether or not a derivative is indexed to an entity’s own stock. This new guidance requires Warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity.  Prior to this new guidance, these ratchet provisions were only evaluated under, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under this new guidance they do.

On January 1, 2009, we adopted  this new guidance. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under the guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations.

Income taxes

We account for income taxes in accordance with the relevant accounting guidance, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain based on the “not more likely than not” criteria.

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

Effective January 1, 2007, we adopted the provisions of the new accounting guidance , which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted. As a result of the implementation of this new guidance, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of March 31, 2009 and December 31, 2008, we had no unrecognized tax benefits.

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

Product Research and Development

Product research and development (R&D) expenses for the three month period ended March 31, 2009  were $221,000 compared to $1.5 million for the same period in 2008.  Factors that contributed to the decrease in R&D costs  include a quarter- over-quarter  increase in the headcount of our engineering department from 14  in three month period ended March 31, 2008 compared to five in the three months ended March 31, 2009.  In addition, we incurred approximately $400,000  in external consultancy costs related to the further development of the N2 as well as early stage development of successor products in the three months ended March 31, 2008 compared to no external development costs on 2009. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. We reorganized the Company on December 29, 2008 under Cypressen and hired R&D staff beginning  January 22, 2009.

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

General and Administrative

General and administrative expenses for the three months ended March 31, 2009 were $403,000 compared to $2.5 million for the same period in 2008.

Amortization of Fair Value of Stock Issued to Related Parties for Purchase of AB Cypressen

Amortization of fair value of stock issued to related parties for purchase of AB Cypressen totals $1.6 million of non-cash amortization of compensation expense for the three months ended March 31, 2009,  related to the $9.5 million fair value of the common stock issued to related parties to acquire Cypressen. The $9.5 million fair value of the stock issued to related parties for purchase of AB Cypressen is amortized to compensation expense over six quarters at the rate of $1.6 million per quarter, beginning January 1, 2009.

Interest Expense

Interest expense for the three month period ended March 31, 2009 was $3,000 as compared to $9,000 for the same period ended March 31, 2008. The decrease is primarily due to the conversion of substantially all the outstanding debt to equity on December 31, 2008.  The $139,000 debt remains outstanding with a future quarterly interest expense of $3,000 until the note due date on August 31, 2010.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants

Charges related to debt extinguishments and debt discounts

Charges related to debt discounts and deferred financing fees for the three months ended March 31, 2008 amounted to $2.2 million. All debt, except $139,000 ,was converted to equity on December 31, 2008. As a result there are no charges related to debt discounts and deferred financing fees for the three months ended March 31, 2009.

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

FASB issued new accounting guidance, which addresses whether or not a derivative is indexed to an entity’s own stock. This new guidance requires Warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity.  Prior to this guidance, these ratchet provisions were only evaluated, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under the new guidance they do.

On January 1, 2009, we adopted  this new guidance. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under this new guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations. We calculate the fair value each reporting period using the Black-Scholes option pricing model.

•
At March 31, 2009, the fair value of the outstanding warrants is $64,000 and had been record as a liability recorded in “Embedded derivatives of warrants” with corresponding $3,000 gain recorded in  “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009. The assumptions used for the Black-Scholes option pricing model at March 31, 2009 were a term of 4.1 years, volatility of 178% and a risk-free interest rate of 1.5%.

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

 Loss on Troubled Debt Restructuring

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one  to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock at a later date was $4.7 million based on our stock price on March  31, 2009.  On March 31, 2009 and December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a loss on troubled debt restructuring on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009.  On March 31, 2009 and December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a loss on troubled debt restructuring on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

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

Net Loss

As a result of the factors discussed above, we recorded a net loss of $5.0 million for the three month period ending March 31, 2009 compared to a net loss of $11.4 million in the comparable period in 2008.

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

At March 31, 2009, we had cash and cash equivalents of $153,000 as compared to $17,000 at December 31, 2008. In the three month period ended March 31, 2009, $880,000 of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$2
Stock-based compensation expense	1,625
Stock issued in settlement	35
Loss on troubled debt restructuring	2,741
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	3
Loss of retirement of property and equipment	30
Gain on conversion and forgiveness of accounts payable	(30)
Total net non-cash items included in cash used in our operations	$4,406

Working capital deficit was $492,000 (current assets less current liabilities, not including non-cash warrant liability) at March 31, 2009, compared to working capital  deficit of $962,000 at December 31, 2008.

In the three month period ended March 31, 2009, we purchased $17,000 of fixed assets, consisting primarily of computers and engineering equipment.

In 2009 we collected cash of $1,035,000 from a private placement financing transaction entered into on December 30, 2008 where we issued 112,190.40 shares of our Series A Preferred Stock to the investors for a total investment of $1,121,904.

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

In the five months ended May 5, 2010, we received $1.5 million cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 86,785,564 shares of our common stock at a conversion price of $0.02 per share and 43,392,782 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

The majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. We have been able to convert approximately $6.1 million of the $6.3 million outstanding convertible debt to equity as of December 31, 2008. The $139,000 convertible note that was not converted into equity is due in August 2010.  We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. Our operations are not cash flow positive and we may be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Item 4.   Controls and Procedures

A.Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the period ending March 31, 2009 for the reasons described below.

During the period ended March 31, 2009, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. In addition, we failed to complete the required audit and review of our annual and quarterly 2009 financial statements in a timely manner.A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) during the period that resulted in accounting adjustments during the period. Because these material weaknesses as to internal control over financial reporting bear upon our disclosure controls and procedures and have not been fully remedied, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

B.Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a lawsuit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  During the quarter ended December 31 2009, we accrued the total amount of the lawsuit $108,592.81. The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010.  The Company intends to defend vigorously against the action.

ITEM  2.   Unregistered Sales of Equity Securities

On January 21, 2009 we signed a definitive settlement agreement with one of our investors in previous private placement transactions, Alpha Capital Anstalt (“Alpha”), whereby we issued Alpha 1,188,667 shares of our common stock valued at $35,000 in exchange for a dismissal of all pending legal actions.

We converted approximately $53,000 of our accounts payable to 762,912 shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009 and the difference of $30,000 is included in the account entitled gain on conversion and forgiveness of accounts payable on our consolidated statements of operations.

On March 31, 2009, our shareholders approved a resolution to increase the authorized share capital, and to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred stock and to 132.07 shares of our common stock for each shares of Series B Preferred stock, thus completing the restructuring begun in December 2008.

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

10.4	Subscription Agreement, dated September 10, 2007 ( incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed on October 2, 2007 )
10.5	Convertible Promissory Note ( incorporated by reference to Exhibit 10.24 of our Current Report on Form 8-K filed on October 2, 2007 )
10.6	Form of Common Stock Purchase Warrant ( incorporated by reference to Exhibit 10.25 of our Current Report on Form 8-K filed on October 2, 2007 )
10.7	Form of Unit Purchase Warrant ( incorporated by reference to Exhibit 10.26 of our Current Report on Form 8-K filed on October 2, 2007 )
10.8	Subscription Agreement, dated March 4, 2008 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 3, 2008 )
10.8	Asset Purchase Agreement with One Stop Systems, Inc., dated January 11, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 12, 2007 )
10.9	Asset Purchase Agreement with Rising Tide Software, dated August 15, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 24, 2007 )
10.10	Lease for 4000 Executive Parkway, Suite 200 dated July 27, 2005 with Alexander Properties Company
10.11	1998 Non-Officer Stock Option Plan, as amended ( incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-8 (333-63228) filed on June 18, 2001 )+
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

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 2010.

Neonode Inc. Registrant

Date: May 12, 2010	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)