Form 10-Q/A
period 2009-06-30
Neonode, Inc
filed 2010-05-12
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

The number of shares of registrant's common stock with par value $0.001 per share outstanding as of May 8, 2010, 2010 was 426,985,185.

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q of Neonode Inc. (the “Company”) for the quarter ended June 30, 2009 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2009. The Original Filing was not reviewed by an independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. As previously reported by the Company in its Current Reports on Form 8-K filed with the SEC on November 10, 2009, November 12, 2009 and November 24, 2009, the Company has had changes in its independent registered public accounting firm. As a result of such changes, the Company has engaged KMJ Corbin & Company LLP (“KMJ”) as the Company’s principal independent registered public accounting firm, and the interim 2009 financial statements included in this Amendment have now been reviewed by KMJ. This Amendment includes a copy of KMJ’s report pursuant to Rule 10-01(d) of Regulation S-X.

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

We have reviewed the accompanying condensed consolidated balance sheet of Neonode Inc. and subsidiary (“the Company”) as of June 30, 2009, and the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2009, and condensed statement of cash flows for the six-month period ended June 30, 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KMJ Corbin & Company LLP Costa Mesa, California May 12, 2010

Item 1.   Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$7	$17
Prepaid expenses	25	46
Other receivables	63	--
Total current assets	95	63

Property plant and equipment, net	16	116
Total assets	$111	$179
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	--	$17
Accounts payable	795	688
Accrued expenses	291	320
Embedded derivatives of warrants	42	--
Total current liabilities	1,128	1,025

Convertible debt and leases, net of current portion	139	207
Total liabilities	1,267	1,232

Commitments and contingencies
Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at June 30, 2009 and December 31, 2008, respectively; 273,333 sharesissued and outstanding at June 30, 2009 and 855,522 at December 31, 2008, respectively. (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	1,085	3,531

Series B Preferred Stock, 108,850 shares authorized with par value $0.001 at June 30, 2009 and December 31, 2008, respectively; 38,081 shares issued and outstanding at June 30, 2009 and 92,796 at December 31, 2008, respectively. (In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	1	2

Common stock, 700,000,000 shares authorized with par value $0.001 at June 30, 2009 and December 31, 2008, respectively; 323,491,735 and 35,058,011 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	324	35

Additional paid in capital	70,188	61,016

Accumulated other comprehensive loss	(17)	--

Stock subscription receivable	--	(1,035)

Accumulated deficit	(72,737)	(64,602)

Total stockholders' deficit	(1,156)	(1,053)

Total liabilities and stockholders' deficit	$111	$179

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Total net sales	$--	$401	$--	$792
Cost of sales	--	8,382	--	9,023
Gross loss	--	(7,981)	--	(8,231)

Operating expenses:
Product research and development	211	1,173	432	2,665
Sales and marketing	81	1,136	139	2,966
General and administrative	235	1,645	638	4,158
Amortization offair value of stock issued to
related parties for purchase of AB Cypressen	1,584	--	3,168	--

Total operating expenses	2,111	3,954	4,377	9,789
Operating loss	(2,111)	(11,935)	(4,377)	(18,020)
Other income (expense, net):
Interest and other income (expense), net	--	21	(30)	186
Interest expense	(3)	(84)	(6)	(93)
Gain on conversion and forgiveness of
accounts payable	--	--	30	--
Loss on troubled debt restructuring	--	--	2,741	--
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	22	(600)	25	(6,110)
Total other income (expense), net	19	(663)	(2,723)	(6,017)
Net loss	(2,092)	(12,598)	(7,100)	(24,037)
Deemed dividend to preferred stockholders	--	--	(1,035)	--
Net loss attributable to common stockholders	$(2,092)	$(12,598)	$(8,135)	$(24,037)
Foreign currency translation loss	(5)	--	(17)	--
Comprehensive loss	$(2,097)	$(12,598)	$(7,117)	$(24,037)
Loss attributable to common stockholders per common ,share:
Basic and diluted loss per share	$(0.01)	$(0.45)	$(0.08)	$(0.92)
Basic and diluted – weighted average shares used in per share computations	180,831	27,807	102,022	26,115

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,100)	$(24,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	3,244	949
Stock issued in settlement	35
Depreciation and amortization	2	257
Loss on retirement of property and equipment	30	--
Loss on troubled debt restructuring	2,741	--
Write-down of inventory to net realizable value	--	7,704
Gain on conversion to equity and forgiveness of accounts payable	(30)	--
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	(25)	6,110
Changes in operating assets and liabilities:
Accounts receivable	--	849
Inventories	--	(6,592)
Other assets	(63)	(219)
Prepaid expenses	21	(100)
Accounts payable and accrued expenses	119	1,759
Deferred revenue	--	(612)
Other liabilities	--	1,064
Net cash used in operating activities	(1,026)	(12,868)
Cash flows from financing activities:
Proceeds from sale of property and equipment	--	32
Purchase of property, plant and equipment	(17)	(312)
Net cash used in investing activities	(17)	(280)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	--	--
Proceeds from exercise of stock options	--	39
Proceeds from issuance of common stock	--	4,500
Proceeds from issuance of preferred stock	1,035	--
Equity issuance costs	--	(486)
Proceeds from exercise of option to invest in August note	--	375
Proceeds from exercise of re-priced warrants	--	4,756
Warrant re-pricing costs	--	(651)
Restricted cash	--	5,994
Net cash provided by financing activities	1,035	14,527
Effect of exchange rate changes on cash	(2)	(430)

Net increase (decrease) in cash and cash equivalents	(10)	949

Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$7	$2,096
Supplemental disclosure of cash flow information:
Interest paid	$6	$218
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in warrant re-pricing	$--	$13,786
Fair value of warrants issued to financial advisor	$--	$2,018
Fair value of warrants issued to bridge note holder	$--	$842
Conversion of September convertible notes	$--	$35
Value of August note surrendered towards the exercise of re-priced warrants	$--	$375
Fair value of conversion of common stock of Series A and B preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$2,741	$--
Fair value of warrants reclassified to derivative liability due to the adoption of new accounting standard	$67	$--
Deemed dividend to investors who received Series A preferred stock issued related to corporate restructuring at December 31, 2008 based on the fair value of the conversion to common stock at March 31, 2009	$1,035	$--
Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$23	--
Exchange of common stock for preferred stock	$2,447	$--
Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of Neonode Technologies AB recorded as compensation expense	$4,555	$--

See notes to condensed consolidated financial statements

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of the business and operations

Background and Organization

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) and reclassifications necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of fiscal year performance for a variety of reasons including, but not limited to, the impact of seasonal and short-term variations. The Company has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

2.    Summary of significant accounting policies

Principles of Consolidation

The preparation of our consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Neonode Inc. and its former wholly owned subsidiary based in Sweden, Neonode AB, through December 9, 2008, the date Neonode AB filed for bankruptcy. The consolidated balance sheet as of December 31, 2008 includes the accounts of our new wholly owned subsidiary based in Sweden; Neonode Technologies AB. Operating results for Neonode Technologies AB for 2008 were insignificant.  The consolidated statement of operations and cash flows for the year ended December 31, 2008 include the accounts of Neonode Inc. and Neonode AB for the period January 1, 2008 through December 9, 2008, the date that Neonode AB filed for bankruptcy.  For 2009, the audited consolidated statements of operations and comprehensive loss and cash flows include the results of operations of Neonode Technologies AB.  The consolidated balance sheet as of March 31, 2009, June 30, 2009 and September 30, 2009  includes the accounts of Neonode Inc. and Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations and comprehensive loss as an increase or decrease to non-cash charges for conversion features and warrants.

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

3.    Convertible Debt and Leases

Our convertible debt and leases consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Senior Convertible Secured Notes September 2007	139	139
Capital lease	--	85
	139	224

Less: short term portion	--	(17)
Convertible long-term debt and leases, net of debt discount and short term portion	$139	$207

Future maturities of notes payable (in thousands) as of June 30, 2009:

Year ended December 31,	Future Maturity of Notes Payable
2009 (6 months remaining)	$-
2010	139
Total principal payments	$139

Capital Lease

We leased Xerox office equipment and returned the leased equipment to Xerox during the quarter ended March 31,  2009, thus eliminating the lease obligation. Xerox filed a lawsuit to collect the remainder of the lease payments (see Note 11). We have filed a motion to dismiss the lawsuit and during the quarter ended March 31, 2010 have accrued approximately $109,000 related to the lawsuit during the quarter ended December 31, 2009.

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

These transactions were accounted for as a troubled debt restructuring modification of terms pursuant to relevant accounting guidance. On December 31, 2008, the gain resulting from the conversions of the Notes, embedded conversion features and a warrant, calculated in accordance with accounting guidance, was determined as follows:

Conversion of carrying value of Senior Secured Notes, net of discount	$2,661
Conversion of carrying value of embedded conversion features	3,051
Conversion of carrying value of warrants	93
Total conversion of carrying value of debt, embedded conversion features and warrants	5,805

Decreases to gain:
Fair value of Series A and B Preferred stock issued in exchange	2,445

Gain on Troubled Debt Restructuring	$3,360

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

The following table shows the classification of our liabilities at June 30, 2009 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2008 (in thousands):

	June 30, 2009	Net Decrease in Fair Value	New Derivatives Added	December 31, 2008

Fair value of embedded conversion features and warrants	$42	$25	$67	$-

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

•	Voting. The holders of shares of Series A Preferred stock and Series B Preferred stock shall have one vote for each share of Series A Preferred stock and Series B Preferred stock held by them

•	Conversion.

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

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of June 30, 2009:

	Shares of Preferred Stock Not Exchanged as of June 30, 2009	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2009

Series A Preferred stock	273,333	480.63	131,373,266
Series B Preferred stock	38,080	132.07	5,029,288
Total Remaining Not Exchanged	311,413	-	136,401,554

Series A Preferred Stock

 On December 31, 2008, we issued the following Series A Preferred stock:

•	112,290.40 shares to investors in a private placement who invested $1,121,904.
•	244,265.56 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest;
•	495,000 shares to acquire Neonode Technologies AB; and
•	4,067.02 shares for brokerage services in regards to the refinancing and capital raising transactions.

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

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2009:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price

$ 0.00 - $ 1.50	176,595	2.05	$1.42	176,595	$1.42
$ 1.51 - $ 2.50	19,500	3.95	$2.33	19,500	$2.33
$ 2.51 - $ 4.00	82,000	4.94	$3.46	82,000	$3.46
$ 4.01 - $ 6.00	187,000	4.54	$4.91	111,999	$4.91
$ 6.01 - $ 27.50	32,000	1.80	$17.60	32,000	$17.60
	497,095	3.52	$4.15	422,094	$4.01

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Exercise Price
Outstanding at January 1, 2008	2,434,732	$1.42 - $27,50	$2.58
Granted	570,000	$0.60 - $3.45	$3.17
Cancelled or expired	(1,660,754)	$1.84 - $12.95	$2.58
Exercised	(21,000)	$1.84 - $1.84	$1.84
Outstanding at December 31, 2008	1,322,978	$0.60 - $27.50	$2.85
Granted	--	$--	$--
Cancelled or expired	(825,883)	$0.60 - $12.95	$2.06
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2009	497,095	$1.42 - $27.50	$4.15

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

	For the six months ended June 30, 2008	For the six months ended June 30, 2009	Remaining unamortized expense at June 30, 2009
Stock based compensation	$949	$77	$299

The remaining unamortized expense of $299,000 related to stock options will be recognized on a straight-line basis monthly as compensation expense over the remaining vesting period which approximates 5.5 years.

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the year ended December 31	2008
Expected life (in years)	2.67
Risk-free interest rate	2.86%
Volatility	150.56%
Dividend yield	0.00%

Warrants granted to employees/directors in the quarter ended June 30	2009
Expected life (in years)	7.0
Risk-free interest rate	2.28%
Volatility	166.13%
Dividend yield	0.00%

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

•
During the fourth quarter of 2009, w issued additional convertible debt with warrants and also warrants to a broker.  As we no longer had enough unissued authorized shares to settle all outstanding equity instruments, we classified the warrants issued to the debt holder and broker as liabilities.  The fair value of those warrants was $214,000. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model ranged from a term of 2.7 to 3.0 years, volatility of 193%, and a risk-free interest rate of 1.5% to 1.7%.

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

•
During the quarter ended June 30, 2009, we recorded an decrease related to the fair value of the outstanding warrants of $25,000 as income expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. The fair value of the outstanding warrants was $42,000 on June 30, 2009. The assumptions used for the Black-Scholes option pricing model for the quarter ended June 30, 2009 used a term of 3.5 years, volatility of 180%, and a risk-free interest rate of 1.8%.

•
During the quarters ended September 30, 2009 and December 31, 2009, we recorded an increase (decrease) related to the fair value of the outstanding warrants of $6.0 million and ($3.6 million), respectively  as income (expense) in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. The fair value of the outstanding warrants was $6.0 million and $3.5 million on September 30, 2009 and December 31, 2009, respectively. The assumptions used for the Black-Scholes option pricing model for the quarters ended September 30, 2009 and December 31, 2009 ranged from a term of 2.7 to 3.0 years, volatility of 193%, and a risk-free interest rate of 1.5% to 1.7%.

7.    Commitments and Contingencies

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

We are the secondary guarantor under the sublease of our previous headquarters that expired in March 2010. We have not recorded a liability at June 30, 2009.

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

8.    Net Loss Per Share

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

Potential common stock equivalents of approximately 286,018,076 and 13,300,000 are excluded from the diluted earnings per share calculation for the quarters ended June 30, 2009 and 2008, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	For the three months ended June 30,
	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding	180,831	27,807
Number of shares for computation of net loss per share	180,831	27,807
Net loss attributable to common shareholders	$2,092)	$(12,598)
Net loss per share basic and diluted	$(0.01)	$(0.45)

(in thousands, except per share amounts)	For the six months ended June 30,
	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding	102,022	26,115
Number of shares for computation of net loss per share	102,022	26,115
Net loss attributable to common shareholders	$(8,135)	$(24,037)
Net loss per share basic and diluted	$(0.08lk()(0.08))	$(0.92)

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

10.    Related Party Transactions

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 82.4 million shares of our common stock, or approximately 12%, of the Company’s outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.  Iwo Jima SARL invested $100,000 in our December 2008 financing transaction and received 10,000 shares of our Series A Preferred stock that was exchanged for 4,806,300 shares of our common stock. Iwo Jima SARL also surrendered warrants in exchange for 7,210.96 shares Series B Preferred stock. The Series B Preferred stock was exchanged for 952,351 shares of our common stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders who participated in the share exchange transaction with us pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. On November 6, 2009, Iwo Jima SARL transferred 4,000,000 shares of our common stock to certain of our employees. On September 15, 2009, Iwo Jima SARL purchased $64,000 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 3,215,450 shares of our common stock and also received a warrant that when exercised can be converted into 1,607,725 shares of our common stock at a conversion price of $0.04 per share.   On September 15, 2009, Mr. Bystedt directly purchased $51,000 in convertible notes that may be converted, at the option of Mr. Bystedt,  into 2,569,150 shares of our common stock and also received a warrant that, when exercised, can be converted into 1,284,575 shares of our common stock at a conversion price of $0.04 per share.  Mr. Bystedt holds 40,000 employee stock options to purchase our common stock at $3.45 per share.  Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $158,000, $106,000, and $53,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  is the unpaid amounts have been included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB, and a member of our Board, is the beneficial holder of approximately 73.0 million shares of our common stock, or approximately 11% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with us pursuant to the Share Exchange Agreement. Wirelesstoys AB received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $162,000, $108,000, and $54,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  is the unpaid amounts have been included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 62.8 million shares of our common stock, or approximately 9% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Athemis Ltd received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,953,948 shares of our common stock. On November 6, 2009, Athemis Ltd transferred 12,000,000 shares of our common stock to certain of our employees. Mr. Goertz, through his company, Athemis Ltd, entered into a consulting agreement with us whereby he has earned a total of $164,000 , $109,000, and $55,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  is the unpaid amounts have been included in our accrued expenses in the accompanying consolidated balance sheet.

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

The value of the embedded conversion feature using the Black-Scholes option pricing model is $533,000 on the date of issuance and will be recorded as a debt discount.  The assumptions used for the Black-Scholes option pricing model for the conversion feature on the date of issuance were a term of 0.66 years, volatility of 308.82%, and a risk-free interest rate of 1.13%.  Because there are not enough unissued authorized shares to settle all currently outstanding equity instruments, the warrants issued with the debt will also be recorded as a derivative and expense to non-cash items related to debt discounts and deferred financing fees and valuation of conversion features and warrants, totaling $267,000.  The assumptions used for the Black-Scholes option pricing model for the warrants on the date of issuance were a term of 3 years, volatility of 242.73%, and a risk-free interest rate of 1.13%.

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

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three March 31, 2008 include the accounts of Neonode Inc and Neonode AB. The Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 include the accounts of Neonode Inc and Cypressen (Neonode Technologies AB). The Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 include the accounts of Neonode Inc and Cypressen (Neonode Technologies AB).  All inter-company accounts and transactions have been eliminated in consolidation.

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

Hardware Product:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We will defer and recognize service revenue over the contractual period or as services are rendered. We will estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. Our policy complies with relevant accounting guidance. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that collectibility is reasonably assured. Our sales transactions are denominated in U.S. dollars or Euros. The software component of our hardware products is considered incidental.  Therefore, we do not recognize software revenue related to our hardware products separately from the hardware product sale. To date, we have not sold any hardware products.

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

Software Products:

We may derive revenues from the following sources: (1) software, which includes our touch screen, Neno™ software licenses and (2) engineering services, which include consulting. We will account for the licensing of software in accordance with relevant accounting guidance which requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. These documents include post delivery support, upgrades, and similar services. To date, we have not sold or licensed  any software products.

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

Accounting for Debt Issued with Stock Purchase Warrants

We account for debt issued with stock purchase warrants in accordance with relevant accounting guidance, if they meet equity classification. We allocate the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves. Certain warrants are classified as a liability. The warrants were recorded among “Liability for warrants to purchase common stock” and are valued at fair valued at the end of each reporting period using the Black-Scholes option pricing model.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, and are accounted for as separate derivative financial instruments. The relevant accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Similarly, if warrants meet the classification of liabilities, then the fair value of the warrants is recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to “Non-cash charges for conversion features and warrants.”

FASB issued accounting guidance, which addresses whether or not a derivative is indexed to an entity’s own stock. This guidance requires Warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity.  Prior to this guidance, these ratchet provisions were evaluated, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under this new guidance they do.

On January 1, 2009, we adopted  this new guidance. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under the guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations.

Income taxes

We account for income taxes in accordance with relevant accounting guidance. This guidance requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets where, in our opinion, realization is uncertain based on the “not more likely than not” criterion.

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

Effective January 1, 2007, we adopted the provisions of the new accounting guidance issued by the FASB, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result of the implementation, we recognized no increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of June 30, 2009 and December 31, 2008, we had no unrecognized tax benefits.

Results of Operations

On December 9, 2008, our former wholly owned Swedish subsidiary, Neonode AB, filed for liquidation under the bankruptcy laws of Sweden. Pursuant to the Swedish bankruptcy laws, we are no longer responsible for the debt and liabilities nor do we have any ownership interest in the assets of Neonode AB as of the effective date of the bankruptcy filing, December 9, 2008. The Condensed Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q and the discussion of our financial condition and results of operations for the three and nine months ended September 30, 2008 appearing below include the results of operations of our former wholly owned subsidiary, Neonode AB, only from January 1, 2008 through September 30, 2008. This is in accordance with relevant accounting guidance which precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008.

On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (Cypressen), a Swedish engineering company, and the stockholders of Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Cypressen in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred Stock to the Cypressen Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. Neonode’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 include the accounts of Neonode Inc. and its new wholly owned subsidiary, Cypressen. The Condensed  Consolidated Statements of Operations and Cash Flows appearing elsewhere in this Periodic Report on Form 10-Q/A and the discussion of our financial condition and results of operations for the three and six months ended June 30, 2009 appearing below include the results of operations of our new wholly owned subsidiary, AB Cypressen, only from January 1, 2009 through June 30, 2009.

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

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2009  were $81,000 compared to $1.1 million for the same period  in 2008.  Sales and marketing expenses for the six months ended June 30, 2009  were $139,000 compared to $3.0 million for the same six month  period  in 2008. This decrease in 2009 as compared to 2008 is primarily related to decreases in product marketing activities such as advertising agency fees and marketing co-op expenses as well as an decrease in sales and marketing headcount. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. We reorganized the Company on December 29, 2008 under Cypressen and hired one sales consultant. The expense for sales and marketing for the three and six months ended June 30, 2009 are comprised of the costs to attend one trade show and the costs related to the sales consultant.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009 were $235,000 compared to $1.6 million for the same period in 2008. General and administrative expenses for the six months ended June 30, 2009  were $638,000 compared to $4.2 million for the same six month  period  in 2008. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. After reorganization we have one full time CFO and one accounting consultant compared to six accounting personnel prior to reorganization. In addition our CEO is working without salary. The decrease in 2009 as compared to 2008 is primarily related to decreases in accounting and administrative headcount, legal and accounting fees, rent and travel expenses.

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

FASB issued accounting guidance which addresses whether or not a derivative is indexed to an entity’s own stock. This new guidance requires Warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity.  Prior to this new guidance, these ratchet provisions were only evaluated and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under this new guidance they do.

On January 1, 2009, we adopted  this new guidance. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under this guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations. We calculate the fair value each reporting period using the Black-Scholes option pricing model.

•
At June 30, 2009, the fair value of the outstanding warrants is $42,000 and had been record as a liability recorded in “Embedded derivatives of conversion features and warrants” with the corresponding expense, net of $67,000 that was previously recorded in equity, recorded in  “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the condensed consolidated statements of operations. During the six months ended June 30, 2009, the revalued fair value of the  outstanding warrants decreased by $25,000 from the initial $67,000 at January 1, 2009.  The assumptions used for the Black-Scholes option pricing model at June 30, 2009 were a term of 4 years, volatility of 193% and a risk-free interest rate of 1.875%.

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

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock was $4.7 million based on our stock price on March  31, 2009, the date of shareholder approval.  On June 30, 2009 and December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in Series A Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  is included as a loss on troubled debt restructuring on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and is included as a loss on troubled debt restructuring on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

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

Net Loss Attributable to Common Stockholders

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $2.1 million and $8.1 million for the three and six months ended June 30, 2009, respectively,  compared to a net loss attributable to common stockholders of $12.6 million and $24.0 million in the comparable periods in 2008.

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

At June 30, 2009, we had cash and cash equivalents of $7,000 as compared to $17,000 at December 31, 2008. In the six months  ended June 30, 2009, $1.1 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$2
Stock-based compensation expense	3,244
Stock settlement expense	35
Loss on troubled debt restructuring	2,741
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	(25)
Loss of retirement of assets	30
Gain on conversion and forgiveness of accounts payable	(30)
Total net non-cash items included in cash used in our operations	$5,997

Working capital deficit was $1 million (current assets less current liabilities, not including non-cash warrant liability)at June 30, 2009, compared to working capital deficit of $962,000 at December 31, 2008.

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

Item 4.  Controls and Procedures

A.Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the period ending June 30, 2009 for the reasons described below.

During the period ended June 30, 2009, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. In addition, we failed to complete the required audit an dreview of our annual and quarterly 2009 financial statements in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) during the period that resulted in accounting adjustments during the period. Because these material weaknesses as to internal control over financial reporting bear upon our disclosure controls and procedures and have not been fully remedied, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

B.Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Series A Preferred Stock:

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1,121,904.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. For the three months ended June 30, 2009, investors in the private placement transaction exchanged 78,000 of the 112,190.40 shares of Series A Preferred stock that was issued to them and were issued 37,489,140 shares of our common stock.

On December 31, 2008, we issued 244,265.56 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock to holders of $6.2 million of convertible and promissory notes in exchange for the surrender of the Convertible Notes by the note holders. For the three months endedJ une 30, 2009, convertible debt holders exchanged 171,380.62 of the 244,265.56 shares of Series A Preferred stock that was issued to them and were issued 82,370,667 shares of our common stock.

On December 31, 2008, we acquired AB Cypressen nr 9683 (Cypressen) by issuing 495,000 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock  to the related party stockholders of AB Cypressen:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Cypressen Stockholders). Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Cypressen became a wholly-owned subsidiary of the Company. For the three months ended June 30, 2009, the prior  owners of Cypressen exchanged 332,808.79 of the 495,000 shares of Series A Preferred stock that was issued to them and were issued 159,985,889  shares of our common stock.

In addition, on December 31, 2008, we issued 4,067.02 shares of Series A Preferred Stock to Ellis International LP as full consideration for certain services supplied by Ellis International LP to the Company. Upon conversion, the shares of Series A Preferred Stock will convert into 1,954,732 shares of our common stock. For the three months ended June 30, 2009, Ellis has not exchanged the Series A Preferred stock.

Series B Preferred Stock:

On December 31, 2008, we exchanged outstanding warrants to purchase 12,255,560 shares of our common stock by waving the warrant exercise price and issuing 92,795.22 shares of Series B Preferred Stock to warrant holders. At the date of issuance, these warrants had a conversion rate of one share of common stock for each share of Series B Preferred Stock. On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 132.07 shares of common stock for each share of Series B Preferred stock. For the three months ended June 30, 2009, the holders of the Series B Preferred stock  exchanged 54,714.75  of the  92,795.22 shares of Series B Preferred stock that was issued to them and were issued 7,226,178  shares of our common stock.

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
10.21
Employment Agreement with Magnus Goertz( incorporated by reference exhibit to our Current Report on Form 10-K filed on April 15, 2009 )Amended and Restated Certificate of Incorporation of Neonode Inc. dated April 17, 2009

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
David W. Brunton
Chief Financial Officer,
Vice President, Finance and Secretary (Principal Financial andAccounting Officer)