Form 10-Q/A
period 2009-09-30
Neonode, Inc
filed 2010-05-12
CIK 87050

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

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q of Neonode Inc. (the “Company”) for the quarter ended September 30, 2009 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on October 21, 2009. The Original Filing was not reviewed by an independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. As previously reported by the Company in its Current Reports on Form 8-K filed with the SEC on November 10, 2009, November 12, 2009 and November 24, 2009, the Company has had changes in its independent registered public accounting firm. As a result of such changes, the Company has engaged KMJ Corbin & Company LLP (“KMJ”) as the Company’s principal independent registered public accounting firm, and the interim 2009 financial statements included in this Amendment have now been reviewed by KMJ. This Amendment includes a copy of KMJ’s report pursuant to Rule 10-01(d) of Regulation S-X.

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

PART I   Financial Information

NEONODE INC.

INDEX TO SEPTEMBER 30, 2009 FORM 10-Q/A

Item 1 Financial Statements	5

Report of Independent Registered Public Accounting Firm	4

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	44

Item 4. Controls and Procedures	57

PART II Other Information	58

Item 1. Legal Proceedings	58

Item 2. Unregistered Sales of Equity Securities	58

Item 3. Defaults Upon Security Securities	60

Item 4. Submission of Matters to a Vote of Security Holders	60

Item 6. Exhibits .43	60

SIGNATURES	61

EXHIBITS

PART I.    Financial Information

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Of Neonode Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Neonode Inc. and subsidiary (“the Company”) as of September 30, 2009, and the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2009, and condensed statement of cash flows for the nine-month period ended September 30, 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
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

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
May 12, 2010

Item 1.   Financial Statements
NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$309	$17
Prepaid expenses	62	46
Other receivables	43	--
Total current assets	414	63
Property plant and equipment, net	16	116
Total assets	$430	$179
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$139	$17
Accounts payable	680	688
Accrued expenses	402	320
Embedded derivatives of convertible debt and warrants	7,760	--
Total current liabilities	8,981	1,025
Convertible debt and leases, net of current portion, and debt discount	37	207
Total liabilities	9,018	1,232
Commitments and contingencies
Stockholders' deficit:
Series A Preferred Stock, 899,081 shares authorized with par value $0.001 at September 30, 2009 and December 31, 2008, respectively; 96,545 shares issued and outstanding at September 30, 2009 and 855,522 at December 31, 2008, respectively. (In the event of dissolution, each share of Series A Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	841	3,531
Series B Preferred Stock, 108,850 shares authorized with par value $0.001 at September 30, 2009 and December 31, 2008, respectively; 17,267 shares issued and outstanding at September 30, 2009 and 92,796 at December 31, 2008, respectively. (In the event of dissolution, each share of Series B Preferred Stock has a liquidation preference equal to par value of $0.001 over the shares of Common Stock)	--	2
Common stock, 700,000,000 shares authorized with par value $0.001 at September 30, 2009 and December 31, 2008, respectively; 411,472,042 and 35,058,011 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	411	35
Additional paid in capital	72,269	61,016
Accumulated other comprehensive loss	(85)	--
Stock subscription receivable	--	(1,035)
Accumulated deficit	(82,024)	(64,602)
Total stockholders' deficit	(8,588)	(1,053)
Total liabilities and stockholders' deficit	$430	$179

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September		Nine months ended September
	2009	2008	2009	2008
Total net sales	$--	$2,137	$--	$2,929
Cost of sales	--	5,330	--	14,323
Gross loss	--	(3,163)	--	(11,394)
Operating expenses:
Product research and development	171	582	603	3,247
Sales and marketing	118	878	257	3,844
General and administrative	482	1,224	1,120	5,382
Amortization of fair value of stock issued to
related parties for purchase of AB Cypressen	1,584	--	4,752	--
Total operating expenses	2,355	2,684	6,732	12,473
Operating loss	(2,355)	(5,847)	(6,732)	(23,867)
Other income (expense, net):
Interest and other income (expense), net	--	5	(30)	17
Interest expense	(14)	(162)	(20)	(276)
Foreign currency loss	--	(1,044)	--	(850)
Gain on conversion and forgiveness of
accounts payable	--	--	30	--
Loss on troubled debt restructuring	--	--	(2,741)	--
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(6,918)	(668)	(6,893)	(6,778)
Total other income (expense), net	(6,932)	(1,869)	(9,655)	(7,887)
Net loss	(9,287)	(7,716)	(16,387)	(31,754)
Deemed dividend to preferred stockholders	--	--	(1,035)	--
Net loss attributable to common stockholders	$(9,287)	$(7,716)	$(17,422)	$(31,754)
Foreign currency translation loss	(11)	--	(85)	--
Comprehensive loss	$(9,298)	$(7,716)	$(16,472)	$(31,754)
Loss attributable to common stockholders per common share:
Basic and diluted loss per share	$(0.02)	$(0.26)	$(0.09)	$(1.16)
Basic and diluted - weighted average
shares used in per share computations	375,553	30,010	191,151	27,428

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:	$(16,387)	$(31,754)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	5,170	1,074
Stock settlement expense	35	--
Depreciation and amortization	2	330
Loss on retirement of property and equipment	30	(16)
Loss on troubled debt restructuring	2,741	--
Write-down of inventory to net realizable value	--	9,823
Gain on conversion to equity and forgiveness of accounts payable	(30)	--
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	6,894	6,778
Changes in operating assets and liabilities:
Accounts receivable	--	905
Inventories	--	(3,688)
Other assets	(43)	80
Prepaid expenses	(16)	(653)
Accounts payable and accrued expenses	97	3,360
Deferred revenue	--	(2,088)
Other liabilities	--	728
Net cash used in operating activities	(1,507)	(15,121)
Cash flows from financing activities:
Proceeds from sale of property and equipment	--	32
Purchase of property, plant and equipment	(17)	(205)
Net cash used in investing activities	(17)	(173)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	785	--
Proceeds from exercise of stock options	--	59
Proceeds from issuance of common stock	--	4,515
Proceeds from issuance of preferred stock	1,035	--
Equity issuance costs	--	(486)
Proceeds from exercise of option to invest in August note	--	375
Proceeds from exercise of re-priced warrants	--	4,756
Warrant re-pricing costs	--	(651)
Restricted cash	--	5,554
Net cash provided by financing activities	1,820	14,122
Effect of exchange rate changes on cash	(4)	80
Net increase (decrease) in cash and cash equivalents	292	(1,092)

Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$309	$55
Supplemental disclosure of cash flow information:
Interest paid	$9	$218
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in warrant re-pricing	$--	$13,786
Fair value of warrants issued to financial advisor	$--	$2,018
Fair value of warrants issued to bridge note holder	$--	$842
Conversion of September convertible notes	$--	$35
Value of August note surrendered towards the exercise of re-priced warrants	$--	$375
Fair value of conversion of common stock of Series A and B preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$2,741	$--
Fair value of warrants reclassified to derivative liability due to the adoption of new accounting standard	$67	$--
Deemed dividend to investors who received Series A preferred stock issued related to corporate restructuring at December 31, 2008 based on the fair value of the conversion to common stock at March 31, 2009	$1,035	$--
Debt discount recorded as a result of derivative conversion feature	$836	$--
Conversion of related party accrued expenses to converted to convertible notes payable	$51	$--
Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$23	--
Exchange of common stock for preferred stock	$2,692	$--
Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of Neonode Technologies AB recorded as compensation expense	$4,555	$--

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

Neonode Inc. was incorporated in the State of Delaware in 2006 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary.  Together, Neonode Inc. and Neonode Technologies AB are known as “we,” “us,” “our,” or the “Company.”

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

Neonode Technologies AB was formed on December 29, 2008 following the bankruptcy filing on December 9, 2008 of Neonode AB, and is comprised principally of engineers formerly employed by Neonode AB.  Based on Swedish tax considerations, we determined that it would be more efficient to form a new company which would be acquired by Neonode Inc. rather than to re-hire each of the former employees of Neonode AB on an individual basis.  Furthermore, we determined that based on the importance to the Company of retaining the technology and business expertise of the beneficial owners of Neonode Technologies AB and of ensuring our ability to continue to develop our technology, in exchange for complete ownership of Neonode Technologies AB, we were prepared to issue to the Neonode Technologies AB Stockholders shares representing approximately 49.5% of the Company.  However, since we did not have a sufficient number of unissued shares of common stock at that time to issue shares of common stock representing 49.5% of the Company as well as enter into the other Refinancing Agreements, we decided that in exchange for all of the shares of Neonode Technologies AB we would issue shares of Series A Preferred stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate, the Neonode Technologies AB Stockholders would own in the aggregate an amount of shares equal to approximately 49.5% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Share Exchange Agreement, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased .

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

2. Summary of significant accounting policies

Principles of Consolidation

The preparation of our consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet as of December 31, 2008 includes the accounts of our new wholly owned subsidiary based in Sweden; Neonode Technologies AB. Operating results for Neonode Technologies AB for 2008 were insignificant.  The consolidated statement of operations and cash flows for the year ended December 31, 2008 include the accounts of Neonode Inc. and Neonode AB for the period January 1, 2008 through December 9, 2008, the date that Neonode AB filed for bankruptcy.  For 2009, the audited consolidated statements of operations and comprehensive loss and cash flows include the results of operations of Neonode Technologies AB.  The condensed consolidated balance sheets as of March 31, 2009, June 30, 2009 and September 30, 2009  includes the accounts of Neonode Inc. and Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

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

3. Convertible Debt and Leases

Our convertible debt and leases consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Senior Convertible Secured Notes September 2009	$837	$--
Senior Convertible Secured Notes September 2007	139	139
Capital lease	--	85
	976	224

Unamortized debt discount	(800)	--
Convertible long-term debt and leases, net of debt discount	176	224
Less: short term portion	(139)	(17)
Convertible long-term debt and leases, net of debt discount and short term portion	$37	$207

Future maturities of notes payable (in thousands) as of September 30, 2009:

Year ended December 31,	Future Maturity of Notes Payable
2009 (3 months remaining)	$--
2010	976
Total principal payments	$976

Capital Lease

We leased Xerox office equipment and returned the leased equipment to Xerox during the quarter ended March 31,  2009, thus eliminating the lease obligation. Xerox filed a lawsuit to collect the remainder of the lease payments. We have filed a motion to dismiss the lawsuit and during the quarter ended March 31, 2010 have accrued approximately $109,000 related to the lawsuit during the quarter ended December 31, 2009.

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

2008 Troubled Debt Restructuring

Conversion of Senior Convertible Notes to Series A Preferred Stock:

We determined that, based on the capitalization of the Company, the value of the notes held by the note holders entitled the note holders to shares representing approximately twenty-five percent of the Company.  However, since we did not have a sufficient number of unissued shares of common stock to convert all of the outstanding notes into shares of common stock as well as enter into the other Refinancing Agreements, we decided to exchange the existing notes for shares of Series A Preferred Stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate, the note holders would own in the aggregate an amount of shares equal to approximately 25% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Note Conversion Agreements, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased (see Note 9).  On December 31, 2008, 24 out of 27 convertible and promissory note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance of 244,265.56 shares of Series A Preferred stock.  The carrying value of the convertible notes, promissory notes, and debt discount plus the fair value of the related embedded conversion features amounted to $5.9 million immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the common stock anti-dilution feature were a term of 0.23 years, volatility of 357.2%, and a risk-free interest rate of 0.11%. The fair value of the Series A Preferred stock on the date of conversion was $10 per share, as we also raised $1.2 million in cash at $10 per share from both inside and outside investors, with outside investors comprising approximately 51% of the total.  This conversion resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $3.3 million (see below).  The remaining $139,000 convertible notes outstanding after the conversion transaction have a due date of August 26, 2010 and bear an annual interest rate of the greater of 8% or LIBOR plus 3%, payable quarterly in cash or shares of our common stock at our option.

Conversion of Warrants to Series B Preferred Stock:

On December 29, 2008, we commenced entering into Warrant Conversion Agreements with the holders of warrants for the purchase of shares, notes and/or additional warrants of the Company for the issuance of up to 108,850 shares of Series B Preferred Stock in exchange for the surrender of the warrants by the warrant holders.  If all of the existing warrants were to have been converted into shares of common stock of the Company, the Company would have had to issue 14,365,434 shares of common stock.  Since we did not have a sufficient number of unissued shares of common stock to convert all of the outstanding warrants into shares of common stock as well as enter into the other Refinancing Agreements, we decided to exchange the existing warrants for shares of Series B Preferred Stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate, the warrant holders would own in the aggregate 14,365,434 shares of common stock after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Warrant Conversion Agreements, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased (see Note 9).  On December 31, 2008, 92 out of 129 holders of warrants for the purchase of shares, notes, and/or additional warrants agreed to the surrender of 12,255,560 warrants in exchange for the issuance of 92,795 shares of Series B Preferred Stock. The fair value of the converted warrants which were previously recorded as liabilities amounted to $112,000 immediately prior to the exchange, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the warrants prior to the exchange were a term of 4.4 years, volatility of 152.3%, and a risk-free interest rate of 1.37%. The fair value of the Series B Preferred stock on the date of exchange was $0.0245 per share, which is based upon a fully diluted price per share using our market capitalization on that date. This transaction resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $109,000. The remaining outstanding warrants no longer meet the classification of liabilities according to accounting guidance since the toxic securities (the anti-dilution feature) from September 26, 2007 financing are no longer applicable, and, as such, the remainder of the warrants previously recorded as a liability on the consolidated balance sheet has been reclassified to equity at December 31, 2008 at the fair value of $67,000.

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

The following table shows the classification of our liabilities at September 30, 2009 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2008 (in thousands):

	September 30, 2009	Net Increase in Fair Value	New Derivatives Added	December 31, 2008

Fair value of embedded conversion features and warrants	$7,760	$5,793	$1,967	$-

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

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of September 30, 2009:

	Shares of Preferred Stock Not Exchanged as of September 30, 2009	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2009

Series A Preferred stock	96,545.30	480.63	46,402,568
Series B Preferred stock	17,266.30	132.07	2,280,360
Total Remaining Not Exchanged	113,811.60	-	48,682,928

Series A Preferred Stock

 On December 31, 2008, we issued the following Series A Preferred stock:

•	112,290.40 shares to investors in a private placement who invested $1,121,904.
•	244,265.56 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest;
•	495,000 shares to acquire Neonode Technologies AB; and
•	4,067.02 shares for brokerage services in regards to the refinancing and capital raising transactions.

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

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,611,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For the nine months ended September 30, 2009, $4.8 million has been recorded as compensation expense in our consolidated statements of operations and comprehensive loss.

Series B Preferred Stock:

The fair value of the conversion feature of the 92,795.94 shares of Series B Preferred shares issued to the warrant holders that is now convertible into 12,255,560 shares of our common stock was $490,000, based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B Preferred stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $488,000 increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment). As of December 31, 2009, the holders of the Series B Preferred stock exchanged 75,530.64 of the 92,795.94 shares of Series B Preferred stock that had been issued to them and were issued 9,975,382 shares of our common stock.

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

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2009	Remaining unamortized expense at September 30, 2009
Stock based compensation	$754	$418	$264

At December 31, 2009, the remaining unamortized expense of $264,000 related to stock options will be recognized on a straight-line basis monthly as compensation expense over the remaining vesting period which approximates 5.4 years.

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the year ended December 31	2008
Expected life (in years)	2.67
Risk-free interest rate	2.86%
Volatility	150.56%
Dividend yield	0.00%

Warrants granted to employees/directors in the quarter ended September 30	2009
Expected life (in years)	7.0
Risk-free interest rate	2.28%
Volatility	166.13%
Dividend yield	0.00%

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

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements during the years ended December 31, 2009 and 2008.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements during the years ended December 31, 2009 and 2008.

We are the secondary guarantor under the sublease of our previous headquarters that expired in March 2010. We have not recorded a liability at September 30, 2009.

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

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a lawsuit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  During the quarter ended December 31 2009, we accrued the total amount of the lawsuit of $109,000. The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010.  The Company intends to defend vigorously against the action.

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

Potential common stock equivalents of approximately 286,018,076 and 13,300,000 are excluded from the diluted earnings per share calculation for the quarters ended September 30, 2009 and 2008, respectively, due to their anti-dilutive effect.

	For the three months ended September 30,
	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding	375,553	30,010
Number of shares for computation of net loss per share	375,553	30,010
Net loss attributable to common shareholders	$(9,287)	$(7,716)
Net loss per share basic and diluted	$(0.02)	$(0.26)

	For the nine months ended September 30,
	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding	191,151	27,428
Number of shares for computation of net loss per share	191,151	27,428
Net loss attributable to common shareholders	$(17,422)	$(31,754)
Net loss per share basic and diluted	$(0.09)	$(1.16)

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

10. Related Party Transactions

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 82.4 million shares of our common stock, or approximately 12%, of the Company’s outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.  Iwo Jima SARL invested $100,000 in our December 2008 financing transaction and received 10,000 shares of our Series A Preferred stock that was exchanged for 4,806,300 shares of our common stock. Iwo Jima SARL also surrendered warrants in exchange for 7,210.96 shares Series B Preferred stock. The Series B Preferred stock was exchanged for 952,351 shares of our common stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders who participated in the share exchange transaction with us pursuant to the Share Exchange Agreement on December 29, 2008.  Iwo Jima SARL received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. On November 6, 2009, Iwo Jima SARL transferred 4,000,000 shares of our common stock to certain of our employees. On September 15, 2009, Iwo Jima SARL purchased $64,000 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 3,215,450 shares of our common stock and also received a warrant that when exercised can be converted into 1,607,725 shares of our common stock at a conversion price of $0.04 per share.   On September 15, 2009, Mr. Bystedt directly purchased $51,000 in convertible notes that may be converted, at the option of Mr. Bystedt,  into 2,569,150 shares of our common stock and also received a warrant that, when exercised, can be converted into 1,284,575 shares of our common stock at a conversion price of $0.04 per share.  Mr. Bystedt holds 40,000 employee stock options to purchase our common stock at $3.45 per share.  Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $158,000, $106,000, and $53,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  the unpaid portions have been included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB, and a member of our Board, is the beneficial holder of approximately 73.0 million shares of our common stock, or approximately 11% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with us pursuant to the Share Exchange Agreement . Wirelesstoys AB received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $162,000, $108,000, and $54,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  is the unpaid portions have been  included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 62.8 million shares of our common stock, or approximately 9% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement. Athemis Ltd received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,953,948 shares of our common stock. On November 6, 2009, Athemis Ltd transferred 12,000,000 shares of our common stock to certain of our employees. Mr. Goertz, through his company, Athemis Ltd, entered into a consulting agreement with us whereby he has earned a total of $164,000 , $109,000, and $55,000 for his services for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, respectively . As of March 31, 2009, June 30, 2009, and September 30, 2009,  the unpaid portions have been included in our accrued expenses in the accompanying consolidated balance sheet.

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

11. Subsequent Events

See additional subsequent events in Notes 3 and 6.

In the three months ended March 31, 2010, we received $1 million in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share and 30,080,282 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. Mr. Bystedt purchased $16,000 of convertible notes as part of the financing transaction that may be converted into 819,500 shares of our common stock and also received a warrant that, when exercised, can be converted into 419,750 shares of our common stock at a conversion price of $0.04 per share. In addition, Iwo Jima SARL converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services (see Note 16) into convertible notes that may be converted into 8,167,614 shares of our common stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our common stock at a conversion price of $0.04 per share. A company controlled by Mats Dahlin,  Davisa Ltd purchased a total of $138,000  convertible notes as part of the financing transaction that may be converted, at the option of Davisa Ltd, into 6,903,700 shares of our common stock and also received warrants that, when exercised, can be converted into 3,451,850 shares of our common stock at a conversion price of $0.04 per share.  We are not obligated to register the common stock related to the convertible debt or the warrants.

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

We have evaluated subsequent events through the filing date of this Form 10-Q/A, and have determined that no further subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto, other than already disclosed in Note 11.

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

Background

We account for our investment in Neonode AB in accordance with the relevant accounting guidance which precludes consolidation of a majority-owned subsidiary where control does not rest with the majority owners, for instance, where the subsidiary is in bankruptcy.  Accordingly, we deconsolidated Neonode AB from our consolidated financial statements on the date it filed for bankruptcy, December 9, 2008. Our Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 include the accounts of Neonode AB. Our Condensed Consolidated Balance Sheets do not include the accounts of Neonode AB at December 31, 2008 or September 30, 2009.

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

On January 1, 2009, we adopted  this new guidance. We determined that the 2,124,403 outstanding warrants that include anti-dilution features fall under the guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the statement of operations and comprehensive loss.

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

Product Research and Development

Product research and development (R&D) expenses for the three months ended September 30, 2009 were $171,000 compared to $582,000 for the same period in 2008. R&D expenses for the nine months ended September 30, 2009 were $603,000 compared to $3.2 million for the same nine month period in 2008. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all employees. We reorganized the Company on December 29, 2008 under Neonode Technologies AB and hired R&D staff beginning January 22, 2009. The primary factor that contributed to the decrease in R&D costs is the fact that in 2008 we employed 14 engineers compared to 6 in 2009.  In addition, in 2008 we employed numerous external consultants related to the further development of the N2 as well as early stage development of successor products. In 2009 we only employed limited external engineering resources.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2009 were $118,000 compared to $878,000  for the same period  in 2008.  Sales and marketing expenses for the nine months ended September 30, 2009 were $257,000 compared to $3.8 million for the same nine month period  in 2008. This decrease in 2009 as compared to 2008 is primarily related to decreases in product marketing activities such as advertising agency fees and marketing co-op expenses as well as an decrease in sales and marketing headcount. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all employees. We reorganized the Company on December 29, 2008 under Neonode Technologies AB and hired one sales consultant. The expense for sales and marketing for the three and nine months ended September 30, 2009 were comprised of the costs to attend one trade show, travel to customer locations and the costs related to the sales consultant.

General and Administrative

General and administrative expenses for the three months ended September 30, 2009 were $482,000 compared to $1.2 million for the same period in 2008. General and administrative expenses for the nine months ended September 30, 2009 were $1.1 million compared to $5.4 million for the same nine month  period in 2008. The general and administrative expense for the three and nine months ended September 30, 2009 includes  $113,000 and 305,000 of stock option and stock warrant based non-cash expense compared to $164,000 and $860,000 for the same periods in 2008. Concurrently with the bankruptcy of Neonode AB on December 9, 2008 we terminated all the employees. After reorganization we have one full time CFO and one part-time accounting consultant compared to six accounting personnel prior to reorganization. In addition, our CEO is working without salary. The decrease in 2009 as compared to 2008 is primarily related to decreases in accounting and administrative headcount, legal and accounting fees, rent and travel expenses.

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

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 was $14,000 and $20,000 as compared to $162,000 and $276,000  for the same periods ended September 30, 2008. The decrease is primarily due to the conversion of substantially all the outstanding debt to equity on December 31, 2008.  The $139,000 of the convertible debt at December 31, 2008 remains outstanding with a future quarterly interest expense of $3,000 until the note due date on August 31, 2010.  We completed a $837,000, convertible debt offering in September 2009 with an annual interest rate of 7%.

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

At September 30, 2009, the fair value of the outstanding warrants is $6.0 million and has been recorded as a liability recorded in “Embedded derivatives of warrants” with the corresponding reduction in the previously recorded liability, net of $67,000 that had been previously recorded in equity, recorded in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and nine months ended September 30, 2009, we recorded a increase in liability related to the fair value of the outstanding warrants of $6.0 million and $6.0 million, respectively. The assumptions used for the Black-Scholes option pricing model at September 30, 2009 were a term of 3.6 years, volatility of 205.77% and a risk-free interest rate of 1.0%.  In addition, we recorded $1.1 million of expense related to the excess of the conversion feature over the value of the debt in the quarter ended September 30, 2009.

Gain on conversion and forgiveness of accounts payable

We converted approximately $53,000 of our accounts payable to 792,912 shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as “Common Stock Additional Paid in Capital” and the difference of $30,000 is included in “Gain on Conversion and Forgiveness of Accounts Payable” on our condensed consolidated statements of operations and comprehensive loss, for the nine months ended September 30, 2009.

 Loss on Troubled Debt Restructuring

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date of shareholder approval.  On September 30, 2009 and December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in “Series A Preferred Stock” in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets . On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in “Common Stock Additional Paid In Capital” on the Condensed Consolidated Balance Sheets and  is included as a “loss on troubled debt restructuring” on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval is included in Series B Preferred stock in the Shareholders’ Equity on the Condensed Consolidated Balance Sheets. On March 31, 2009, we recorded the $488,000 million increase in the fair value as an increase in “Common Stock Additional Paid In Capital” on the Condensed Consolidated Balance Sheets and is included as a “loss on troubled debt restructuring” on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2009.

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

Net Loss Attributable to Common Stockholders

As a result of the factors discussed above, we recorded a net loss attributable to common stockholders of $9.3 million and $17.4 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss attributable to common stockholders of $7.7 million and $31.8 million in the comparable periods in 2008.

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

At September 30, 2009, we had cash and cash equivalents of $309,000 as compared to $17,000 at December 31, 2008. In the nine months ended September 30, 2009, $1.5 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$2
Stock-based compensation expense	5,170
Stock settlement expense	35
Loss on troubled debt restructuring	2,741
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	6,894
Loss of retirement of property and equipment	30
Gain on conversion and forgiveness of accounts payable	(30)
Total net non-cash items included in cash used in our operations	$14,842

Working capital deficit was $807,000 (current assets less current liabilities, not including non-cash warrant liability) at September 30, 2009, compared to working capital deficit of $962,000 at December 31, 2008.

In the nine months ended September 30, 2009, we purchased $17,000 of fixed assets, consisting primarily of computers and engineering equipment.

We collected cash of $1,035,000from a private placement financing transaction entered into on December 30, 2008 where we issued 112,190.40 shares of our Series A Preferred Stock to the investors for a total investment of $1,121,904.
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

Subsequent to September  30, 2009, we received an additional $122,000 in cash proceeds and the conversion of $28,000 of accrued expenses related to the private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 6,105,951 shares of our common stock at a conversion price of $0.02 per share and 3,052,976 three-year stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%,  payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holders option, beginning on the six month anniversary date of issuance until the warrant expiration date.

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

During the period ended September 30, 2009, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. In addition, we failed to complete the required audit and review of our annual and quarterly 2009 financial statements in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions (including conversion of convertible debt, derivatives, conversion of warrants, bankruptcy of Neonode AB and complex valuation and measurement activities) during the period that resulted in accounting adjustments during the period. Because these material weaknesses as to internal control over financial reporting bear upon our disclosure controls and procedures and have not been fully remedied, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

Series A Preferred Stock:

For the quarter ended September 30, 2009 holders of the Series A preferred stock exchanged 176,788 shares of Series A preferred stock and were issued 85,231,380 shares of our common stock.

Series B Preferred Stock:

For the quarter ended September 30, 2009, the holders of the Series B Preferred stock exchanged 20,814  shares of Series B Preferred stock and were issued 2,748,927 shares of our common stock.

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

3.1	Amended and Restated Certificate of Incorporation, dated April 17, 2009 Incorporated by reference to Exhibit 10.22 of our Periodic Report on Form 10-Q filed on August 4, 2009)
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference as Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008)
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 (incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008)
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009 (incorporated by reference as Exhibit 4.2 of our Annual Report on Form 10-K filed on April 15, 2009)
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009 (incorporated by reference as Exhibit 4.3 of our Annual Report on Form 10-K filed on April 15, 2009)
10.1	Form of Convertible Note Agreement, dated September 2009, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 14, 2009
10.2	Form of Convertible Promissory Note, dated September 2009, (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009.)
10.3	Form of Common Stock Purchase Warrant, dated September 2009, (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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