Form 10-K/A
period 2009-12-31
Neonode, Inc
filed 2010-05-12
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2010, was 426,985,185.
The number of shares of the registrant’s Series A Preferred stock outstanding as of May 8, 2010 was 68,120.
The number of shares of the registrant’s Series B Preferred stock outstanding as of May 8, 2010 was 9,875.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

NEONODE INC.

2009 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Form 10-K/A of Neonode Inc. (the “Company”) constitutes Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 29, 2010 (the “Original Report”).

The primary purpose of this Amendment No. 1 is to include the audited financial statements for the fiscal years ended December 31, 2009, along with the reports of KMJ Corbin & Company, LLP, our current registered independent public accounting firm, and BDO Sweden AB, our predecessor independent registered public accounting firm on such financial statements.  As a result of the completion of the 2009 audit, the 2009 financial statements have been revised from the unaudited financial statements included in the Original Report.   In addition, Amendment No. 1 includes the re-consent of BDO Sweden AB to include their opinion on the financial statements as of December 31, 2008 and for the year then ended.

In accordance with the rules of the Securities and Exchange Commission, the Company has set forth herein the complete texts of Item 6 (Management’s Discussion and Analysis or Plan of Operation), Item 7 (Financial Statements) and Item 13 (Exhibits) in their entirety.   This Amendment No. 1 is limited to the items of the Original Report set forth above and, other than these changes and the correction of minor typographical and grammatical errors, does not amend, update, or change any other items or disclosures contained in the Original Report, or reflect events occurring after the Original Report. Except for the foregoing amended or added information, this Amendment continues to speak as of the date of filing of the Original Report and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

This Amendment has been signed as of a current date, and also includes as exhibits currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

Certain statements set forth in or incorporated by reference in this Annual Report on Form 10-K/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, our expectations regarding the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding our operations. Words such as “may,” “will,” “should,” “believes,” “anticipates,” “expects,” “intends,” ”plans,” “estimates” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management’s estimates only as of the date hereof, and we assume no obligation to update these statements, even if new information becomes available or other events occur in the future. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Through our previous wholly owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the N2.  We began shipping the N2 to our first customers in July 2007 but faced difficult circumstances in finding a viable market for our N2 mobile phone. We did not generate sufficient cash flow from the sale of N2 mobile phones to continue operations and Neonode AB filed for liquidation under the Swedish bankruptcy laws on December 9, 2008. As of that date, Neonode AB ceased to be owned and operated by Neonode Inc. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. ceased to have any financial obligations related to the accounts payable or other debts of Neonode AB. The operations of Neonode AB for the period January 1, 2008 through December 9, 2008 are included in the consolidated accounts of Neonode Inc. for the year ended December 31, 2008.

2008 Corporate Restructuring

AB Cypressen AB nr 9683 (Cypressen) (subsequently renamed Neonode Technologies AB), a company incorporated in Sweden, was acquired by Neonode Inc. on December 29, 2008 and became a wholly owned subsidiary of Neonode Inc. on that date. Neonode Inc. issued shares of its Series A Preferred stock to the stockholders of Neonode Technologies AB in exchange for all of the outstanding stock of Neonode Technologies AB. The Neonode Technologies AB stockholders were employees of the Company and/or Neonode AB and, as such, are related parties. Neonode Technologies AB did not have any operations in 2008. The Consolidated Balance Sheet of the Company as of December 31, 2008 includes the accounts of Neonode Technologies AB which is comprised of cash totaling approximately $12,000.  The acquisition of Neonode Technologies AB by Neonode Inc. does not qualify as a business combination, and accordingly the fair value of the shares of Series A Preferred Stock issued to the sellers of Neonode Technologies AB shares are accounted for as compensation.  As there is an 18-month service requirement related to the Neonode Inc. shares issued to the Neonode Technologies AB shareholders, the value of the Series A Preferred Stock is amortized over the 18 month service period beginning December 31, 2008.

In 2008, as a result of our inability to sell a sufficient number of mobile phones to support our operations, we took the following actions to restructure and refinance the Company:

•
On October 22, 2008, Neonode Inc.’s previously wholly owned Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). Mr. Anders W. Bengtsson of the Stockholm-based law firm Nova was appointed to administer the process. In accordance with §16 of the Swedish Reorganization Act, a Neonode AB creditors’ meeting was held at the district court of Stockholm, Sweden on November 11, 2008;

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

•
On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB, a Swedish engineering company, and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the “Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of shares of Neonode Inc. Series A Preferred Stock to the Neonode Technologies AB Stockholders.   Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly owned subsidiary of the Company;

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

•
On September 8, 2009, we entered into a private placement financing transaction and issued approximately $987,000 in notes with a 7% annual interest rate, due December 31, 2010, that are convertible into approximately 49.4 million shares of our common stock. We also issued warrants that, if exercised, are convertible into 24.7 million shares of our common stock at an exercise price of $0.04 per share.

We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the years ended December 31, 2008 and 2009, we raised approximately $8.6 million and $2.0 million, respectively, net cash proceeds through the sale of our securities and convertible debt. Unless we are able to increase our revenues and/or decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through June 2010.

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

zForce™ has been patented in several countries and is patent-pending in the US. It uses infrared light that is projected as a grid over the screen. The infrared light pulses 120 times per second so that the grid is constantly being refreshed. Coordinates are produced on the screen and are then converted into mathematical algorithms when a user's fingers move across the screen. This input method is unique to Neonode and is enabled by the zForce™ technology.

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

·	Software
·	Optical
·	Mechanical
·	Electrical

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

Overview of the Touchscreen Market and Competition

Competing Touchscreen Technologies:

  Today there are different touchscreen technologies available in the market; All of them with different or slightly different profiles, level of maturity, and cost price:

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

Technology License Agreements

As of December 31, 2009, we do not have any signed technology license agreements with customers. We are in the process of negotiating technology license agreements with two tier one OEMs and a tier one ODM that are incorporating our touch screen technology in eBooks and mobile phones. We have also developed prototype products and are engaged in product design discussions with several other tier one OEMs and ODMs who are in the process of qualifying our touch screen technology for incorporation in various products such as digital picture frames, GPS devices, eBook readers, Touch PC, mobile phones and mobile internet devices. The development and product release cycle for these products can take 6 months to one year.

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

In addition to the other information in this Annual Report on Form 10-K/A, stockholders or prospective investors should carefully consider the following risk factors:

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

Our former wholly owned Swedish subsidiary, Neonode AB, has been liquidated under the Swedish bankruptcy laws

Neonode AB, our former wholly owned Swedish subsidiary, filed a petition to liquidate under the Swedish bankruptcy laws on December 9, 2008. Neonode AB was our operating company that developed and marketed our touchscreen mobile phone, the N2. We no longer manufacture or sell mobile phone products and have implemented a new strategy for our business.  While we have acquired Neonode Technologies AB, we may not be successful in our transition from the manufacturing and selling of mobile phone products to the licensing of our touchscreen technologies to other companies.

We have never been profitable and we anticipate significant additional losses in the future.

Neonode Inc. was formed in 1997 and reconstituted in 2006 as a holding company, owning and operating Neonode AB, which had been formed in 2004. We had been primarily engaged in the business of developing and selling mobile phones. Following the liquidation of Neonode AB, we have implemented a new strategy for our business.  We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. We were not successful in selling mobile phones and have refocused our business on licensing our touchscreen technology. Although we secured one technology license agreement in July 2005, it was not the main focus of our business. We may not be successful in entering the technology licensing business. Our success will depend on many factors, including, but not limited to:

·	the growth of touchscreen interface usage;
·	the efforts and success of our OEM and other customers;
·	the level of competition faced by us; and
·	our ability to meet customer demand for engineering support, new technology and ongoing service.

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

Our independent registered public accounting firm has included a going concern paragraph in their report on our financial statements.

While our independent registered public accounting firm expressed an unqualified opinion on our consolidated financial statements, our independent registered public accounting firm did include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our significant recurring losses in 2009, our negative cash flows from operations through December 31, 2009, and our accumulated deficit at December 31, 2009.  Our ability to continue as an operating entity currently depends, in large measure, upon our ability to generate additional capital resources.  .  While we seek ways to continue to operate by securing additional financing resources, we do not at this time have any commitments or agreements that provide for additional capital resources.  Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain, initiate, and secure new customer relationships.

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

None.

ITEM 2.	PROPERTIES

On January 12, 2009, our subsidiary, Neonode Technologies AB, entered into a 12-month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $5,000 per month. The annual payment for this space equates to approximately $60,000. This lease was extended through July 1, 2010 with a provision for additional automatic three-month extensions at our discretion.

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

The Company’s D&O insurance provider has extended coverage and will cover the costs of legal representation for both the Empire and Berman matters, subject to the payment by the Company of the retention amount of $150,000.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010.  The Company intends to defend vigorously against the action. The Company has accrued $109,000 in the consolidated balance sheet at December 31, 2009 related to this lawsuit.

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

Sale of Unregistered Securities

During the period from October 9, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $150,119 that can be converted, at the holder’s option, into 7,505,951 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 3,752,976 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holders option, beginning on the six month anniversary date of issuance until the warrant expiration date. We are not obligate to register the common stock related to the convertible debt or the warrants.

During the three months ended December 31, 2009, we issued a total of 5,000,286 shares of common stock in exchange for 10,403 shares of Series A preferred stock and 2 shares of Series B preferred stock.

On December 31, 2009, we issued a warrant to purchase 1,305,740 of our common stock an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we do not assume any obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The following discussion should be read in conjunction with the company’s consolidated financial statements for the years ended December 31, 2009 and 2008 and the related notes included therein.

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

We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the years ended December 31, 2008 and 2009, we raised approximately $9.6 million and $2.0 million, respectively, net cash proceeds though the sale of our securities and convertible debt. We raised an additional $1.5 million through May 12, 2010 through the sale of our securities. Unless we are able to increase our revenues and/or decrease expenses substantially in addition to securing additional sources of financing, we will not have sufficient cash to support our operations through June 2010.

On December 30, 2008, we commenced certain refinancing and capital raising transactions to enable us to continue to develop our technology. A description of the actions we took to restructure and refinance the Company and a description of our new business are included above in Item 1 “Business.”

We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2009, we had an accumulated deficit of $80.6 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2010. Although we have been able to fund our operations to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements are in conformity with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of Neonode Inc. and its former wholly owned subsidiary based in Sweden, Neonode AB, through December 9, 2008, the date Neonode AB filed for bankruptcy. The balance sheet as of December 31, 2008, includes the accounts of our new wholly owned subsidiary based in Sweden, Neonode Technologies AB. Operating results for Neonode Technologies AB from date of acquisition to December 31, 2008, have been insignificant.  For 2009, the audited consolidated statements of operations and cash flows appearing elsewhere in this Annual Report on Form 10-K/A and the discussion of our financial condition and results of operations for the year ended December 31, 2009 appearing below include the results of operations of our new wholly owned subsidiary, Neonode Technologies AB, which Neonode Inc. purchased on December 29, 2008.  The audited consolidated balance sheet as of December 31, 2009 includes the accounts of Neonode Inc. and Neonode Technologies AB.

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

Research and Development

Research and Development (R&D) costs are expensed as incurred. R&D costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying, and measurements.

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

Stock Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and recognize it as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period.

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

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

We account for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments.   The relative fair value of the warrants are recorded as a debt discount and amortized to expense over the life of the related debt using the effective interest method. At each balance sheet date, we make a determination if these warrants instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the effective interest method

Liability for Warrants and Embedded Derivatives

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

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820.  The ASU clarifies that the quoted price for an identical liability should be used.  However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach).  The ASU also indications that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted market prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  This ASU is effective October 1, 2009.  During 2009, the Company adopted this standard, but it did not have a material impact on the consolidated financial statements.

Results of Operations
2008 Financial Statements

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

On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB, a Swedish engineering company, and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd. (the Neonode Technologies AB Stockholders), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 495,000 shares of Neonode Inc. Series A Preferred Stock to the Neonode Technologies AB Stockholders.   The 495,000 shares of our Series A Preferred Stock were converted to 237,911,185 shares of our common stock in 2009.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became our wholly owned subsidiary. Neonode’s consolidated balance sheets as of December 31, 2008 include the accounts of Neonode Inc. and its new wholly owned subsidiary, Neonode Technologies AB. Neonode Technologies AB did not have any operations prior to its acquisition by us on December 29, 2008; therefore, the acquisition of Neonode Technologies AB has no accounting impact on the consolidated statements of operations for the year ended December 31, 2008.

2009 Financial Statements

For 2009, the audited consolidated statements of operations and cash flows appearing elsewhere in this Annual Report on Form 10-K/A and the discussion of our financial condition and results of operations for the year ended December 31, 2009 appearing below include the results of operations of our new wholly owned subsidiary, Neonode Technologies AB, which Neonode Inc. purchased on December 29, 2008.  The audited consolidated balance sheet as of December 31, 2009, includes the accounts of Neonode Inc. and Neonode Technologies AB.

The following table sets forth, as a percentage of net sales, certain statements of operations data for the year ended December 31, 2008. We did not have any sales in 2009, so no percentages of net sales are presented for the year ended December 31, 2009.  These operating results are not necessarily indicative of our operating results for any future period.

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

Net Sales

We did not have any net sales for the year ended December 31, 2009. Net sales for the year ended December 31, 2008 were $7.3 million. Revenue for the year ended December 31, 2008 included $6.9 million from the sale of our N2 mobile phones by our former wholly owned subsidiary, Neonode AB. A significant portion of our net sales in 2008 is primarily attributable to the sale of the inventory of approximately 28,000 N2 mobile phones held by our manufacturing partner in the fourth quarter of 2008. Our manufacturing partner applied the cash proceeds from the sale of the inventory of N2s to our outstanding accounts payable balance with them.

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

We restructured and recapitalized our business on December 31, 2008 to focus our business on the development of our zForce touchscreen solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Our sales are targeted at OEMs and ODMs which produce handheld devices for the digital lifestyle consumer products market, including portable digital music and video players, e-books, digital cameras, mobile phones, and other electronic devices which may utilize our customized touchscreen solutions.

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

Product Research and Development

Product research and development (R&D) expenses for the year ended December 31, 2009 were $1.0 million, a 70% decrease compared to $3.3 million for the same period ended December 31, 2008.

The main factors that contributed to the decrease in R&D costs are a decrease in the headcount of our engineering department from 14 to eight, primarily at the end of 2008, along with a cessation in external development costs associated with the development of the N2 and a decrease related to corporate overhead, rent and travel-related costs. On October 22, 2008, our former wholly owned Swedish subsidiary, Neonode AB, filed for company reorganization in compliance with the Swedish Reorganization Act (1996:764). In conjunction with the reorganization, we reduced our staffing levels across the company and cancelled all outside contractors and consultants, and stopped all R&D projects related to development and improvement of our mobile phone products. Under the Swedish Reorganization Act, the Swedish government assumed responsibility for payment of salaries and benefits to Neonode AB’s employees on the day the Swedish court approved Neonode AB’s petition for reorganization.

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

General and Administrative

General and administrative (G&A) expenses for the year ended December 31, 2009 were $1.6 million, a 73% decrease from $6.0 million for the same period in 2008.

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

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,911,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For the year ended December 31, 2009, $6.4 million has been recorded as compensation expense in our consolidated statements of operations.

Interest Expense and Other Expense

Interest expense for the year ended December 31, 2009 was $60,000, as compared to $308,000 for the year ended December 31, 2008. The $338,000 decrease is due to a decrease in interest bearing debt outstanding at December 31, 2008 when we converted $6.2 million of convertible debt to equity as part of a corporate reorganization.

Foreign Exchange Loss

Foreign exchange loss for the year ended December 31, 2009 was $0, as compared to $848,000 for the year ended December 31, 2008. In 2008 we recorded foreign exchange losses on the winding down of the operations of our formerly wholly owned subsidiary, Neonode AB.

Write-off of Accounts Receivable from Subsidiary

On December 9, 2008, our former wholly owned Swedish subsidiary, Neonode AB, filed a petition for liquidation in compliance with the Swedish Bankruptcy Act (1987:672). Mr. Hans Ödén of the Stockholm-based Ackordscentralen AB, a consultancy firm specializing in insolvency, was appointed by the district court of Stockholm to administer the process. We wrote off our $2.8 million receivable from Neonode AB on December 9, 2008, the date Neonode AB filed for bankruptcy.

Gain on debt forgiveness of Neonode AB

For the year ended December 31, 2008, we recorded a gain on the forgiveness of debt of Neonode AB in bankruptcy totaling $9.8 million pursuant to the applicable accounting guidance.

Gain (loss) on troubled debt restructuring

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

On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock and 132.07 for each share of Series B Preferred Stock. The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On March 31, 2009, we recorded the $2.3 million increase in the fair value as a loss on troubled debt restructuring for the year ended December 31, 2009.

The fair value of the conversion of the 97,795.23 shares of Series B Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 12,255,466 shares of our common stock was $488,000 based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On March 31, 2009, we recorded the $488,000 increase in the fair value as loss on troubled debt restructuring for the year ended December 31, 2009.

Non-cash Items Related to Debt Discounts and Deferred Financing Fees and the Valuation of Conversion Features and Warrants

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants interest for the year ended December 31, 2009 amounted to a loss of $2.8 million. This amount is comprised of $222,000 of debt discount amortization related to the 2009 convertible notes, $1.4 million related to the excess of the value of the 2009 debt conversion features over the note balances, and a net increase in the value of the derivatives through December 31, 2009 of $1.2 million, primarily due to the increase in fair value caused by the increase in the number of warrants and decrease in warrant exercise price related to the 2008 financing warrant reset features that were triggered with the 2009 debt financing, offset by the reduction in fair value due to an overall decrease in our stock price during 2009.

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants t for the year ended December 31, 2008 amounted to a gain of $6.3 million. The change is the direct result of an overall decrease in the Company’s common stock price that reduced the fair value of the conversion features and warrants during 2008.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2009 and 2008, respectively. We recorded valuation allowances in 2009 and 2008 for deferred tax assets related to net operating losses due to the uncertainty of realization. As of December 31, 2008, due to the bankruptcy of Neonode AB, we no longer have any significant amounts of net operating loss carryforwards related to our operations prior to December 31, 2008 and recorded $1,372,000 of deferred tax assets relating to our tax operating losses for the year ended December 31, 2009. We recorded a valuation allowance in 2009 for the $1,372,000 deferred tax assets due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $14.9 million for the year ended December 31, 2009 compared to a net loss of $5.9 million in the comparable period in 2008.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

·	actual versus anticipated licensing of our technology;
·	our actual versus anticipated operating expenses;
·	the timing of our OEM customer product shipments;
·	the timing of payment for our technology licensing agreements;
·	our actual versus anticipated gross profit margin;
·	our ability to raise additional capital, if necessary; and
·	our ability to secure credit facilities, if necessary.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The reports of our independent registered public accounting firms in respect to the 2009 and 2008 fiscal years, included elsewhere in this amended annual report, include explanatory going concern paragraphs which raise substantial doubt about our ability to continue as a going concern.  This indicates an absence of obvious or reasonably assured sources of future funding that we will require to fund future operations.  Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The lack of a completed audit may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations, or cease operations. In such event, investors may lose a portion or all of their investment.

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

At December 31, 2009, we had cash and cash equivalents of $28,000, as compared to $17,000 at December 31, 2008. In the year ended December 31, 2009, $1.9 million of cash was used in operating activities, primarily as a result of our net loss increased (decreased) by the following non-cash items (in thousands):

Depreciation and amortization	$8
Stock-based compensation expense	6,790
Loss on retirement of property and equipment	30
Gain on conversion of accounts payable to equity	(30)
Loss on troubled debt restructuring	2,741
Change in fair value of embedded derivatives and warrants recorded as a liability	2,844
Total net non-cash items included in cash used in our operations	$12,383

Adjusted working capital deficit (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was $1.9 million at December 31, 2009, compared to an adjusted working capital deficit of $962,000 at December 31, 2008.

In the year ended December 31, 2009, we purchased $27,000 of fixed assets, consisting primarily of computers and engineering equipment.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable .

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Neonode Inc.

We have audited the accompanying consolidated balance sheet of Neonode Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the liquidity section of Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in the liquidity section of Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
May 12, 2010

Report of BDO Feinstein International AB, Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Neonode Inc.
Stockholm, Sweden

We have audited the accompanying consolidated balance sheet of Neonode Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the year then. In connection with our audit of the financial statements, we have also audited the schedule for the year ended December 31, 2008, listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. at December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying 2008 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Liquidity section of Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

Stockholm, Sweden

April 14, 2009

BDO Feinstein International AB.	BDO Feinstein International AB

/s/ Johan Pharmanson	/s/ Tommy Bergendahl
Authorized Public Accountant	Authorized Public Accountant

NEONODE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$28	$17
Prepaid expenses	58	46
Debt issuance costs	26	--
Other current assets	52	-
Total current assets	164	63

Property, plant and equipment, net	20	116

Other assets	28	-
Total assets	$212	$179
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of convertible debt and leases	$361	$17
Accounts payable	699	688
Accrued expenses	993	320
Embedded derivatives of convertible debt and warrants	4,507	-
Total current liabilities	6,560	1,025

Convertible debt and leases, net of current portion net of discounts	-	207

Total liabilities	6,560	1,232

Commitments and contingencies (Note 11)

Stockholders' deficit:
Series A Preferred stock, 899,081 shares authorized with par value of $0.001 per share. 86,142 and 855,522 shares issued and outstanding at December 31, 2009 and 2008, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	841	3,531
Series B Preferred stock, 108,850 shares authorized with par value of $0.001 per share. 17,265 and 92,796 shares issued and outstanding at December 31, 2009 and 2008, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	2
Common stock, 700,000,000 shares authorized with par value of $0.001 per share. 416,472,328 and 35,058,011 shares issued and outstanding at December 31, 2009 and 2008, respectively	416	35
Additional paid in capital	73,048	61,016
Accumulated other comprehensive loss	(96)	--
Stock subscription receivable	--	(1,035)
Accumulated deficit	(80,557)	(64,602)
Total stockholders' deficit	(6,348)	(1,053)
Total liabilities and stockholders' deficit	$212	$179

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008
Net revenue	$-	$7,282
Cost of sales	-	15,459
Gross margin	-	(8,177)

Operating expenses:
Product research and development	999	3,288
Sales and marketing	346	3,943
General and administrative	1,624	5,957
Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB	6,337	-
Total operating expenses	9,306	13,188

Operating loss	(9,306)	(21,365)

Other (expense) income:
Interest and other income	-	16
Interest and other expense	(60)	(368)
Foreign currency exchange rate loss	-	(848)
Gain on conversion and forgiveness of accounts payable	30	-
Write-off of receivable from Neonode AB	-	(2,828)
Gain on forgiveness of Neonode AB’s net liabilities	-	9,820
(Loss) gain on troubled debt restructuring	(2,741)	3,360
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	(2,844	6,278
Net other (expense) income	(5,615)	15,430

Net loss	(14,921)	(5,934)
Deemed dividend to preferred stockholders	(1,035)	-
Net loss attributable to common stockholders	$(15,956)	$(5,934)

Loss attributable to common stockholders per common share:

Basic and diluted loss per share	$(0.06)	$(0.21)
Basic and diluted – weighted average
shares used in per share computations	247,546	28,164

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Common Stock		Additional Paid-in-	Series A Preferred Stock		Series B Preferred Stock		Stock Subscription	Accumulated Other Comprehensive	Accumulated	Stockholders' equity	Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Shares	Amount	Receivable	Loss	deficit	(deficit)	Loss
Balances, December 31, 2007	23,781	$23	$55,406	-	$-	-	$-	$-	$354	$(58,668)	$(2,885)
Employee stock options exercised for cash	21	-	38	-	-	-	-	-	-	-	38
Common stock issued related to employee liabilities	657	-	54	-	-	-	-	-	-	-	54
Employee stock option compensation expense	-	-	1,163	-	-	-	-	-	-	-	1,163
Conversion of debt to common stock and warrants	10	-	15	-	-	-	-	-	-	-	15
Shares of common stock issued pursuant to private placement and warrant repricing financing transactions net of $1,137,000 cash and $5,385,000 non-cash issuance costs	10,589	11	4,274	-	-	-	-	-	-	-	4,285
Conversion of warrant liability to equity	-	-	67	-	-	-	-	-	-	-	67
Issuance of Series A Preferred stock in financing transaction, net of accrued issuance costs of $46,000	-	-	-	112	1,076	-	-	-	-	-	1,076
Issuance of Series A Preferred stock in debt conversion transaction, net of stock given in lieu of cash issuance costs of $41,000	-	-	-	248	2,443	-	-	-	-	-	2,443
Issuance of Series A Preferred stock in acquisition of Neonode Technologies AB	-	-	-	495	12	-	-	-	-	-	12
Stock subscription receivable associated with financing transaction on December 31, 2008	-	-	-	-	-	-	-	(1,035)	-	-	(1,035)
Issuance of Series B Preferred stock in warrant conversion	-	-	-			93	2	-	-	-	2
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(354)	-	(354)	354
Net loss	-	-	-	-	-	-	-	-	-	(5,934)	(5,934)	$(5,934)
Comprehensive loss
Balances, December 31, 2008	35,058	35	61,016	855	3,531	93	2	(1,035)	-	(64,602)	(1,053)	$(5,580)

Employee stock option and warrant compensation expense	-	-	453	-	-	-	-	-	-	-	453
Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB	-	-	6,337	-	-	-	-	-	-	-	6,337
Common stock issued to settle accounts payable	763	1	22	-	-	-	-	-	-	-	23
Common stock issued to settle lawsuit	1,189	1	34	-	-	-	-	-	-	-	35
Exchange of Series A Preferred Stock for common stock	369,487	369	2,321	(769)	(2,690)	-	-	-	-	-	-
Exchange of Series B Preferred Stock for common stock	9,975	10	(8)	-	-	(76)	(2)	-	-	-	-
Loss on troubled debt restructuring related to the modification of conversion feature of preferred stock	-	-	2,741	-	-	-	-	-	-	-	2,741
Fair value of warrants reclassified to derivative liabilities due to adoption of new accounting standard	-	-	(67)	-	-	-	-	-	-	-	(67)
Deemed dividend to preferred stockholders	-	-	1,035	-	-	-	-	-	-	(1,035)	-
Proceeds received from subscription receivable	-	-	-	-	-	-	-	1,035	-	-	1,035
Reclassification of warrants to derivative liabilities due to insufficient authorized shares	-	-	(837)	-	-	-	-	-	-	-	(837)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(96)	-	(96)	(96)
Net loss	-	-	-	-	-	-	-	-	-	(14,921)	(14,921)	$(14,921)
Comprehensive loss
Balances, December 31, 2009	416,472	$416	$73,048	86	$841	17	-	-	$(96)	$(80,557)	$(6,348)	$(15,017)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(14,921)	$(5,934)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation expense	6,790	1,163
Stock issued in settlement	35	--
Depreciation and amortization	8	339
Loss on retirement of property and equipment	30	16
Gain on conversion of accounts payable to equity	(30)	--
Write-down of inventory to net realizable value	---	10,155
Write-off of receivable from Neonode AB	---	2,828
Gain on forgiveness of Neonode AB’s net liabilities	---	(9,820)
Loss (gain) on troubled debt restructuring	2,741	(3,360)
Debt discounts and deferred financing fees and the valuation
of conversion features and warrants	2,844	(6,278)
Changes in operating assets and liabilities:
Cumulative effect of the foreign exchange translation rates on the assets and liabilities of Neonode AB for the period January 1, 2008
through December 9, 2008, the date of bankruptcy	---	5,223
Accounts receivable and other current assets	(52)	870
Inventories	---	(3,089)
Prepaid expenses	(12)	1,035
Other assets	(28)	--
Accounts payable and accrued expenses	696	(5,474)
Deferred revenue	---	(2,979)
Net cash used in operating activities	(1,899)	(15,305)

Cash flows from investing activities:
Proceeds from sale of property and equipment	--	32
Purchase of property, plant and equipment	(27)	(205)
Net cash used in investing activities	(27)	(173)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	908	--
Proceeds from purchase of employee stock options	---	38
Cash increase resulting from merger and acquisition
transactions and sale of software business	---	12
Proceeds from issuance of common stock,
warrant repricing and preferred stock	1,035	9,733
Equity issuance costs	---	(1,137)
Restricted cash	---	5,702
Net cash provided by financing activities	1,943	14,348
Effect of exchange rates on cash and cash equivalents	(6)	-
Net increase (decrease) in cash and cash equivalents	11	(1,130)
Cash and cash equivalents at beginning of period	17	1,147
Cash and cash equivalents at end of period	$28	$17
Supplemental disclosure of cash flow information:
Interest paid	$32	$121
Supplemental disclosure of non-cash transactions:
Fair value of warrants issued in repricing	$--	$13,786
Fair value of warrants and Series A Preferred stock issued
to financial advisors and Bridge Note holders for financing
and restructuring transaction costs	$--	$5,472
Conversion of September convertible notes	$--	$35
Fair value of August note surrendered towards the
exercise of re-priced warrants	$--	$375
Fair value of Series A and B Preferred stock issued to convert
convertible notes and warrants to equity	$--	$2,445
Fair value of stock issued to employees in settlement of employee
related vacation and severance liabilities	$--	$54
Fair value of warrant liability converted to equity	$--	67
Fair value of 495,000 shares of Series A Preferred stock issued
to related parties for 100% of Neonode Technologies AB	$4,555	$4,950
Preferred Stock Series A Subscription Receivable	$--	$1,035
Fair value of conversion of common stock of Series A and B
preferred stock issued to note and warrant holders related
to corporate restructuring in excess of amounts recorded
in equity at December 31, 2008.	$2,741	$--
Fair value of warrants reclassified to embedded derivative liabilities
due to adoption of new accounting standard	$67	$--
Deemed dividend to investors who received Series A Preferred stock issued related to corporate restructuring at December 31,
2008 based on the fair value of the conversion to common
stock at March 31, 2009	$1,035	$--
Debt discount recorded as a result from embedded derivative
liabilities	$987	$--
Fair value of warrants issued to broker as debt issuance costs	$26	$--
Fair value of 762,912 shares of common stock issued to convert
accounts payable to equity	$23	$--
Conversion of accrued expenses to convertible debt	$79	$--
Removal of capital lease and related fixed assets	$85	$--
Exchange of preferred stock for common stock	$2,692	$--
Reclassification of previously issued warrants to derivative liabilities due to insufficient authorized shares on a fully
diluted basis	$837	$--

 The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1. Nature of the business and operations

Background and Organization

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

On December 9, 2008, our former wholly owned subsidiary, Neonode AB, filed for liquidation under the Swedish bankruptcy laws. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB for which Neonode Inc. has responsibility. The consolidated statement of operations and consolidated statement of cash flows include the accounts of Neonode AB for the period January 1, 2008 through December 9, 2008, the date Neonode AB filed for bankruptcy.

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

Neonode Technologies AB was formed on December 29, 2008 following the bankruptcy filing on December 9, 2008 of Neonode AB, and is comprised principally of engineers formerly employed by Neonode AB.  Based on Swedish tax considerations, we determined that it would be more efficient to form a new company which would be acquired by Neonode Inc. rather than to re-hire each of the former employees of Neonode AB on an individual basis.  Furthermore, we determined that based on the importance to the Company of retaining the technology and business expertise of the beneficial owners of Neonode Technologies AB and of ensuring our ability to continue to develop our technology, in exchange for complete ownership of Neonode Technologies AB, we were prepared to issue to the Neonode Technologies AB Stockholders shares representing approximately 49.5% of the Company.  However, since we did not have a sufficient number of unissued shares of common stock at that time to issue shares of common stock representing 49.5% of the Company as well as enter into the other Refinancing Agreements, we decided that in exchange for all of the shares of Neonode Technologies AB we would issue shares of Series A Preferred stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate (see Note 9), the Neonode Technologies AB Stockholders would own in the aggregate an amount of shares equal to approximately 49.5% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Share Exchange Agreement, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased (see Note 9).

The fair value of the Series A Preferred stock issued to the Neonode Technologies AB Stockholders in excess of the $12,000 cash balance is accounted for as compensation.  Pursuant to the Share Exchange Agreement, the beneficial owners of the Neonode Technologies AB Stockholders agreed to remain employees of Neonode Technologies AB for a period of 18 months.  In addition, each of the beneficial owners of the Neonode Technologies AB Stockholders signed a repurchase agreement with the Company granting the Company a lapsing repurchase right to purchase the Series A Preferred stock held by such Neonode Technologies AB Stockholder in the event the beneficial owner’s employment with Neonode Tech is terminated other than for cause prior to the expiration of 18 months from December 29, 2008.  Each month, 1/18 of the Series A Preferred shares held by the Neonode Tech Stockholders is released from the lapsing repurchase right.   Thus, the fair value of the common stock (as converted from Series A Preferred Stock during 2009 – see Note 9) issued under the Share Exchange Agreement is being amortized to compensation expense over the 18-month vesting period beginning January 1, 2009.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2009, we had an accumulated deficit of approximately $80.6 million, a stockholders’ deficit of approximately $6.3 million and a working capital deficit (current assets less current liabilities, not including non-cash liabilities related to warrants and embedded derivatives) of approximately $1.9 million. In addition, for the year ended December 31, 2009, we had cash used in operating activities of approximately $1.9 million.  Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into customer contracts with customers and to raise additional funds through debt or equity. During 2009, we raised approximately $1.9 million through debt and equity offerings (see Notes 7 and 9).  Through May 5, 2010, we completed private placements of convertible notes and stock purchase warrants totaling approximately $1.5 million (see Note 17).

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

Our consolidated balance sheets do not include the accounts of Neonode AB at December 31, 2008 and 2009.

2. Summary of significant accounting policies

Principles of Consolidation

The preparation of our consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet as of December 31, 2008 includes the accounts of our new wholly owned subsidiary based in Sweden; Neonode Technologies AB. Operating results for Neonode Technologies AB for 2008 were insignificant.  The consolidated statement of operations and cash flows for the year ended December 31, 2008 include the accounts of Neonode Inc. and Neonode AB for the period January 1, 2008 through December 9, 2008, the date that Neonode AB filed for bankruptcy.  For 2009, the audited consolidated statements of operations and cash flows include the results of operations of Neonode Technologies AB.  The consolidated balance sheet as of December 31, 2009 includes the accounts of Neonode Inc. and Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, the recoverability of long-lived assets, the fair value of embedded derivatives and securities such as shares, options and warrants issued for stock-based compensation and in certain financing transactions.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date.  The Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. At December 31, 2009 and 2008, we had no accounts receivable.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.   At December 31, 2009, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other (expense) income . In addition, as Neonode AB entered into bankruptcy and we no longer control that entity, the foreign currency translation adjustment account relating to Neonode AB was written off into our statement of operations during the year ended 2008.  Foreign currency transaction losses included in other (expense) income were $0 and $848,000 during the years ended December 31, 2009 and 2008, respectively.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statement of operations as an increase or decrease to non-cash charges for conversion features and warrants.

Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statement of operations as an increase or decrease to non-cash charges for conversion features and warrants.

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

Advertising

Advertising costs are expensed as incurred. External advertising costs amounted to $0 and $452,000 for the years ended December 31, 2009 and 2008, respectively.

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

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820.  The ASU clarifies that the quoted price for an identical liability should be used.  However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach).  The ASU also indications that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted market prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  This ASU is effective October 1, 2009.  During 2009, the Company adopted this standard, but it did not have a material impact on the consolidated financial statements.

3. Prepaid Expenses

     Prepaid expenses consist of the following (in thousands):
	December 31,
	2009	2008

Prepaid insurance	$30	$--
Prepaid rent	6	--
Other	22	46
Total prepaid expenses	$58	$46

4. Other Current Assets

     Other current assets consist of the following (in thousands):
	December 31,
	2009	2008

Receivable from suppliers	$33	$--
Other	19	--
Total other current assets	$52	$--

5. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):
	December 31,
	2009	2008

Computer equipment	$27	$146
less accumulated depreciation	(7)	(30)
Propery, plant and equipment, net	$20	$116

Depreciation expense for the year ended	$8	$287

On January 31, 2009, we vacated our leased office in San Ramon, California and disposed of the excess office furniture and equipment. We recorded a net $30,000 loss on the retirement of the assets, which is recorded as a component of interest and other expense in the accompanying consolidated statement of operations for the year ended December 31, 2009.

6. Accrued Expenses

     Accrued expenses consist of the following (in thousands):
	December 31,
	2009	2008

Earned salary, vacation and benefits	$28	$--
Accrued interest	--	8
Accrued legal and audit fees	409	312
Accrued consulting fees, including $405,000 due to related parties (see Note 16)	556	--
Total accrued expenses	$993	$320

7. Convertible Debt and Leases

     Our convertible debt and leases consist of the following (in thousands):

	December 31,
	2009	2008

Senior Convertible Secured Notes September 2009	$987	$--
Senior Convertible Secured Notes September 2007	139	139
Capital lease	--	85
	1,126	224

Unamortized debt discount	(765)	--
Convertible long-term debt and leases, net of debt discount	361	224
Less: short term portion	(361)	(17)
Convertible long-term debt and leases, net of debt discount and short term portion	$--	$207

     Future maturities of convertible notes payable (in thousands):

Year ended December 31,	Future Maturity of Notes Payable
2010	$1,126
Total principal payments	$1,126

Capital Lease

We leased Xerox office equipment and returned the leased equipment to Xerox in 2009, thus eliminating the lease obligation. Xerox filed a lawsuit to collect the remainder of the lease payments (see Note 11). We have filed a motion to dismiss the lawsuit and have accrued approximately $109,000 related to the lawsuit.

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

The fair value of the embedded conversion feature of the September 2009 Convertible Notes totaled $2.2 million on the dates of issuance of the convertible debt. The $2.2 million fair value of the conversion feature is included in the account entitled embedded derivatives of convertible debt and warrants on our consolidated balance sheet.  We recorded a debt discount of $987,000 and the excess fair value was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations (totaling $1.2 million) for the year ended December 31, 2009. The embedded conversion feature was valued on the dates we received the proceeds using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at the dates of issuance ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 1.13%.

The embedded conversion feature is revalued on each balance sheet date and marked to market using the Black-Scholes option pricing model. The value of the conversion feature is $959,000 at December 31, 2009 and is included on our consolidated balance sheet as of December 31, 2009 in the account entitled embedded derivatives of convertible debt and warrants. The $1.2 million reduction in the fair value from the date of issuance is included as income in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations for the year ended December 31, 2009. The assumptions used for the Black-Scholes option pricing model at December 31, 2009 were a term of 1 year, volatility of 250.6%, and a risk-free interest rate of 1.13%.

The $987,000 debt discount is being amortized to expense over the 15-month term of the debt on a straight-line basis, which approximates the effective interest method. Included in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations for the year ended December 31, 2009 is $222,000 related to three months of amortization of the debt discount.

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

2008 Troubled Debt Restructuring

Conversion of Senior Convertible Notes to Series A Preferred Stock:

We determined that, based on the capitalization of the Company, the value of the notes held by the note holders entitled the note holders to shares representing approximately twenty-five percent of the Company.  However, since we did not have a sufficient number of unissued shares of common stock to convert all of the outstanding notes into shares of common stock as well as enter into the other Refinancing Agreements, we decided to exchange the existing notes for shares of Series A Preferred Stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate, the note holders would own in the aggregate an amount of shares equal to approximately 25% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Note Conversion Agreements, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased (see Note 9).  On December 31, 2008, 24 out of 27 convertible and promissory note holders agreed to the surrender of notes and accrued interest on such notes in the aggregate amount of $6,195,805 in consideration for the issuance of 244,265.56 shares of Series A Preferred stock.  The carrying value of the convertible notes, promissory notes, and debt discount plus the fair value of the related embedded conversion features amounted to $5.9 million immediately prior to conversion, using the Black-Scholes option pricing model. The assumptions used when calculating the fair value of the common stock anti-dilution feature were a term of 0.23 years, volatility of 357.2%, and a risk-free interest rate of 0.11%. The fair value of the Series A Preferred stock on the date of conversion was $10 per share, as we also raised $1.2 million in cash at $10 per share from both inside and outside investors, with outside investors comprising approximately 51% of the total (see Note 9).  This conversion resulted in troubled debt restructuring accounting in accordance with accounting guidance, and we recorded a non-cash gain on conversion of $3.3 million (see below).  The remaining $139,000 convertible notes outstanding after the conversion transaction have a due date of August 26, 2010 and bear an annual interest rate of the greater of 8% or LIBOR plus 3%, payable quarterly in cash or shares of our common stock at our option.

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

8. Fair Value Measurement of Assets and Liabilities

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

The following table shows the classification of our liabilities at December 31, 2009 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2008 (in thousands):

	December 31, 2009	Net Increase in Fair Value	New Derivatives Added	December 31, 2008

Fair value of embedded conversion features and warrants	$4,507	$1,214	$3,293	$-

9. Stockholders’ Deficit

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

Initially, each share of Series A Preferred stock and each share of Series B Preferred stock was convertible into one share of our common stock.  Any modification to the conversion rate requires shareholder approval.  Although the restructuring contemplated a conversion ratio that was finally approved on March 31, 2009 (see Note 7), we did not guarantee that either our authorized share capital would be increased or that the conversion rate would be increased. On March 31, 2009, our shareholders approved a resolution to increase the authorized share capital, and to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred stock and to 132.07 shares of our common stock for each shares of Series B Preferred stock, thus completing the restructuring begun in December 2008.  See below for the accounting ramifications of this conversion rate change.

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of December 31, 2009:

	Shares of Preferred Stock Not Exchanged as of December 31, 2009	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2009

Series A Preferred stock	86,142.26	480.63	41,402,554
Series B Preferred stock	17,264.58	132.07	2,280,133
Total Remaining Not Exchanged	103,406.84	-	43,682,687

Series A Preferred Stock

 On December 31, 2008, we issued the following Series A Preferred stock:

•	112,290.40 shares to investors in a private placement who invested $1,121,904.
•	244,265.56 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest (see Note 7);
•	495,000 shares to acquire Neonode Technologies AB (see Note 1); and
•	4,067.02 shares for brokerage services in regards to the refinancing and capital raising transactions.

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

The fair value of the conversion feature of the 244,265.56 shares of Series A Preferred stock issued to the convertible debt holders (see Note 7) that will now be convertible to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A Preferred stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment). As of December 31, 2009, convertible debt holders exchanged 171,380.62 shares of Series A Preferred stock that had been issued to them and were issued 82,370,667 shares of our common stock.

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB (see Note 1) that was converted to a total of 237,611,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For the year ended December 31, 2009, $6.3 million has been recorded as compensation expense in our consolidated statements of operations.

Series B Preferred Stock:

The fair value of the conversion feature of the 92,795.94 shares of Series B Preferred shares issued to the warrant holders (see Note 7) that is now convertible into 12,255,560 shares of our common stock was $490,000, based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B Preferred stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $488,000 increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment). As of December 31, 2009, the holders of the Series B Preferred stock exchanged 75,530.64 of the 92,795.94 shares of Series B Preferred stock that had been issued to them and were issued 9,975,382 shares of our common stock.

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

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2009:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price

$ 0.00 - $ 1.50	$176,595	$2.05	$1.42	176,595	$1.42
$ 1.51 - $ 2.50	19,500	3.95	$2.33	19,500	$2.33
$ 2.51 - $ 4.00	82,000	4.94	$3.46	82,000	$3.46
$ 4.01 - $ 6.00	187,000	4.54	$4.91	111,999	$4.91
$ 6.01 - $ 27.50	32,000	1.80	$17.60	32,000	$17.60
	497,095	3.52	$4.15	422,094	$4.01

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2008	2,434,732	$1.42 - $27,50	$2.58
Granted	570,000	$0.60 - $3.45	$3.17
Cancelled or expired	(1,660,754)	$1.84 - $12.95	$2.58
Exercised	(21,000)	$1.84 - $1.84	$1.84
Outstanding at December 31, 2008	1,322,978	$0.60 - $27.50	$2.85
Granted	--	$--	$--
Cancelled or expired	(825,883)	$0.60 - $12.95	$2.06
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2009	497,095	$1.42 - $27.50	$4.15

The aggregate intrinsic value of the 497,095 stock options that are outstanding, vested and expected to vest at December 31, 2009 is $10,000.

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
	Year ended December 31, 2008	Year ended December 31, 2009	Remaining unamortized expense at December 31, 2009
Stock based compensation	$1,163	$453	$228

The remaining unamortized expense of $228,000 related to stock options will be recognized on a straight-line basis monthly as compensation expense over the remaining vesting period which approximates 4.6 years.

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Options granted in the year ended December 31	2008
Expected life (in years)	2.67
Risk-free interest rate	2.86%
Volatility	150.56%
Dividend yield	0.00%
Warrants granted to employees/directors in the year ended December 31	2009
Expected life (in years)	7.0
Risk-free interest rate	2.28%
Volatility	166.13%
Dividend yield	0.00%

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

The outstanding warrants related to 2008 financing transactions contain price protection features whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issue warrants or convertible instruments, with certain exceptions, at a lower exercise price or conversion price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price and the warrants exercisable would increase so that the total required cash investment of the warrant holder remains unchanged. In September 2009, we issued convertible notes to investors in the September 2009 convertible debt financing transaction convertible at $0.02 per share (see Note 7) and this issuance triggered the price protection provision related to the original 2,118,599 previously outstanding price protected warrants; as such, we reduced the exercise price of the 2,118,599 warrants to $0.02 per share and increased the warrant shares to 152,148,762.

On January 1, 2009, we adopted the new accounting guidance that requires warrants with certain types of anti-dilution ratchet features be accounted for as liabilities, where as of December 31, 2008 they had been accounted for as equity.  Prior to this new accounting guidance, these ratchet provisions were only evaluated under prior accounting guidance, and because these ratchet provisions are generally within a company’s control, they did not trigger liability or derivative accounting.  We determined that the original 2,118,599 outstanding warrants that include ratchet features fall under the new accounting guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the consolidated statement of operations.

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

•
During the fourth quarter of 2009, we issued additional convertible debt with warrants and also warrants to a broker.  As we no longer had enough unissued authorized shares to settle all outstanding equity instruments, we classified the warrants issued to the debt holder and broker as liabilities.  The fair value of those warrants was $214,000, which was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and valuation of conversion features and warrants on our consolidate statement of operations for the year ended December 31, 2009.

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

•
During the year ended December 31, 2009, we recorded a net increase related to the fair value of the outstanding warrants of $2.4 million as expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. The fair value of the outstanding warrants is $3.5 million on December 31, 2009. The assumptions used for the Black-Scholes option pricing model at December 31, 2009 were a term of 3.4 years, volatility of 229.23%, and a risk-free interest rate of 1.13%.

See above and Note 7 for additional discussions about stock warrant activity during 2009 and 2008.

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

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a lawsuit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  We accrued the total amount of the lawsuit of $109,000 at December 31, 2009. The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010.  The Company intends to defend vigorously against the action.

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

12. Income Taxes

Loss before income taxes was distributed geographically as follows (in thousands):

	Year Ended Dec. 31,	Year Ended Dec. 31,
	2009	2008
Domestic	$(13,300)	$1,976
Foreign	(1,621)	(7,910)

Total	$(14,921)	$(5,934)

We had no provision (benefit) for income taxes for the year ended December 31, 2009 and 2008.  The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	YearEnded Dec. 31,	Year Ended Dec. 31,
	2009	2008
Amount at standard tax rates	(34%)	(34%)
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	6.5%	--
Loss on debt restructuring	6.2%
Other permanent differences due to Neonode AB bankruptcy	--	34%
Stock compensation	14.4%	--
Foreign losses not benefitted	3.7%	--
Valuation allowance	3.2%	--

Effective tax rate	--	--

Significant components of the deferred tax balances are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Stock compensation	$495	$280
Accrued expenses	$64	$25
Net operating losses	$813	$--

Total deferred tax assets	$1,372	$305

Valuation allowance	(1,372)	(305)

Total net deferred tax assets	$--	$--

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc, and its subsidiary Neonode Technologies AB, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. The main components of our deferred tax benefits at December 31, 2008 are related to accrued employee benefits and stock compensation. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and effective with the filing we are no longer responsible for the liabilities and no longer have any ownership interest in the assets of Neonode AB, including any tax net operating loss carryforwards. Our US Federal state and foreign tax operating loss carryforward from 2009 is $808,000, $808,000 and $1,621,000, respectively. The Federal loss carryovers expire in 2029, the state net operating losses expire in 2019, and the foreign losses expire in 2020. The main components of our deferred tax benefits at December 31, 2009 are related to our net operating loss and accrued employee benefits and stock compensation.  The Company underwent significant ownership changes in 2007 and 2008, which impact the Company’s ability to utilize net operating losses and credit for Federal and state purposes under the provisions of Section 382 of the US Internal Revenue Code. As a result, beginning 2008 we no longer are recording tax operating loss carryforwards from prior periods as deferred tax assets.

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

Balance at January 1, 2009	$	---
Additions for tax positions of prior years		---
Reductions for tax position of prior years		---
Additions based on tax positions related to the current year		---
Decreases – Settlements		---
Reductions – Settlements		---
Balance at December 31, 2009	$	---

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

13. Employee Benefit Plans

We participated in a number of individual defined contribution pension plans for our employees in Sweden. Contributions relating to these defined contribution plans for the year ended December 31, 2008 was $363,000. As part of the restructuring on December 31, 2008, we no longer participate in any pension plans for our employees in Sweden.

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

Potential common stock equivalents of approximately 500,000 and 1.3 million outstanding stock options (see Note 10), 193.8 million and 2.1 million outstanding stock warrants (see Note 10), 43.7 million and 950,000 shares issuable upon conversion of preferred stock (see Note 9) and 49.3 million and 40,000 shares issuable upon conversion of notes (see Note 7) are excluded from the diluted earnings per share calculation for the years ended December 31, 2009 and 2008, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year ended December 31,
	2009	2008
BASIC AND DILUTED
Weighted average number of common shares outstanding	247,546	28,164
Number of shares for computation of net loss per share	247,546	28,164
Net loss attributable to common stockholders	$(15,956)	$(5,934)
Net loss per share basic and diluted	$(0.06)	$(0.21)

15. Segment Information

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

16. Related Party Transactions

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 82.4 million shares of our common stock, or approximately 12%, of the Company’s outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.  Iwo Jima SARL invested $100,000 in our December 2008 financing transaction and received 10,000 shares of our Series A Preferred stock that was exchanged for 4,806,300 shares of our common stock. Iwo Jima SARL also surrendered warrants in exchange for 7,210.96 shares Series B Preferred stock. The Series B Preferred stock was exchanged for 952,351 shares of our common stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders who participated in the share exchange transaction with us pursuant to the Share Exchange Agreement on December 29, 2008 (see Note 1). Iwo Jima SARL received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. On November 6, 2009, Iwo Jima SARL transferred 4,000,000 shares of our common stock to certain of our employees. On September 15, 2009, Iwo Jima SARL purchased $64,000 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 3,215,450 shares of our common stock and also received a warrant that when exercised can be converted into 1,607,725 shares of our common stock at a conversion price of $0.04 per share.   On September 15, 2009, Mr. Bystedt directly purchased $51,000 in convertible notes that may be converted, at the option of Mr. Bystedt,  into 2,569,150 shares of our common stock and also received a warrant that, when exercised, can be converted into 1,284,575 shares of our common stock at a conversion price of $0.04 per share.  Mr. Bystedt holds 40,000 employee stock options to purchase our common stock at $3.45 per share.  Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $211,000 for his services for the year ended December 31, 2009. As of December 31, 2009,  $159,000 is included in our accrued expenses in the accompanying consolidated balance sheet.

Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB, and a member of our Board, is the beneficial holder of approximately 73.0 million shares of our common stock, or approximately 11% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with us pursuant to the Share Exchange Agreement (see Note 1). Wirelesstoys AB received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,906,894 shares of our common stock. Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $216,000for his services for the year ended December 31, 2009. We paid $119,000 of the amount owed to Wirelesstoys AB during the year ended December 31, 2009, and $97,000 is included in our accrued expenses at December 31, 2009.

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 62.8 million shares of our common stock, or approximately 9% of our outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement (see Note 1). Athemis Ltd received 151,788.17 shares of our Series A Preferred stock that was exchanged for 72,953,948 shares of our common stock. On November 6, 2009, Athemis Ltd transferred 12,000,000 shares of our common stock to certain of our employees. Mr. Goertz, through his company, Athemis Ltd, entered into a consulting agreement with us whereby he has earned a total of $218,000 for his services for the year ended December 31, 2009. We paid $71,000 of the amount owed to Athemis Ltd. during the year ended December 31, 2009, and $147,000 is included in our accrued expenses at December 31, 2009.

Mr. David W. Brunton, our Chief Financial Officer, purchased 14,564.22 shares of Series A Preferred stock from the Neonode Technologies AB Stockholders (Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd.) that was exchanged for 7,000,001 shares of our common stock. On August 25, 2009, Mr. Brunton was granted a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.02 per share, valued at $78,000 (see Note 10). As of December 31, 2009, Mr. Brunton is the beneficial owner of approximately 11.5 million shares of our common stock or approximately 2% of our outstanding shares of common stock on a fully diluted basis.  Mr. Brunton holds 225,000 employee stock options to purchase our common stock with exercise prices ranging from $2.33 to $22.25 per share.

We additionally lease office space located in Lafayette, California that is provided by Mr. Brunton on a rent-free basis.

Mr. John Reardon, a member of our Board, was granted on August 25, 2009 a warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, valued at $97,000 (see Note 10).  As of December 31, 2009, Mr. Reardon is the beneficial owner of approximately 5.3 million shares of our common stock or approximately 1% of our outstanding shares of common stock on a fully diluted basis.  Mr. Reardon holds 232,095 employee stock options to purchase our common stock with exercise prices ranging from $1.42 to $27.50 per share.

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

17. Subsequent Events

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

The value of the embedded conversion feature using the Black-Scholes option pricing model is $1.4 million on the date of issuance and $200,000 will be expensed to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the date of issuance and $1. 2 million will be recorded as a debt discount.  The assumptions used for the Black-Scholes option pricing model for the conversion feature on the date of issuance were a term of 0.77 to 0.92 years, volatility of 308.82% to 318.82%, and a risk-free interest rate of 1.13%.  Because there are not enough unissued authorized shares to settle all currently outstanding equity instruments, the warrants issued with the debt will also be recorded as a derivative liability and expensed to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants,, totaling $814,000.  The assumptions used for the Black-Scholes option pricing model for the warrants on the date of issuance were a term of 3 years, volatility of 242.73%, and a risk-free interest rate of 1.13%.

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

The value of the embedded conversion feature using the Black-Scholes option pricing model is $533,000 on the date of issuance will be recorded as a debt discount.  The assumptions used for the Black-Scholes option pricing model for the conversion feature on the date of issuance were a term of 0.66 years, volatility of 308.82%, and a risk-free interest rate of 1.13%.  Because there are not enough unissued authorized shares to settle all currently outstanding equity instruments, the warrants issues with the debt will also be recorded as a derivative and expensed to non-cash items related to debt discounts and deferred financing fees and valuation of conversion features and warrants, totaling $267,000.  The assumptions used for the Black-Scholes option pricing model for the warrants on the date of issuance were a term of 3 years, volatility of 242.73%, and a risk-free interest rate of 1.13%.

We have evaluated subsequent events through the filing date of this Form 10-K/A, and have determined that no further subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto, other than already disclosed in Note 17.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 5, 2009 BDO Sweden AB (BDO) resigned as our independent registered public accounting firm. On November 6, 2009, our Audit Committee of the Board of Directors approved the replacement of BDO with KMJ/ Corbin & Company (“KMJ”) as our independent registered public accounting firm for the 2009 fiscal year.

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

During the audit of our consolidated financial statements for the year ended December 31, 2009, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. In addition we failed to complete the required audit and review of our annual and quarterly financial statements in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions that resulted in accounting adjustments during our year-end audit. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 31, 2009, the following material weaknesses existed as of that date:

The Company’s controls over accounting for certain financing transactions did not operate effectively as of December 31, 2009.  In addition, we entered into several complex financing transactions that resulted in accounting adjustments during our year-end audit. In addition, we failed to complete the required audit and review of our annual and quarterly financial statements for 2009 in a timely manner.

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

Thomas Eriksson – Mr. Eriksson has served as the Chief Executive Officer of Neonode Technologies AB, a wholly owned subsidiary of the Company, since January 1, 2009.  From February 2006 through December 31, 2008, Mr. Eriksson served as the Chief Technical Officer of the Company. Mr. Eriksson was one of the founders of Neonode, Inc. in 2001.

David W Brunton - Mr. Brunton joined SBE, the predecessor to Neonode Inc, in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. Mr. Brunton is a certified public accountant and holds a BA degree from California State University - Chico.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons.  First, the Company is in its early stages and at this early time it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage – obtaining financing, performing research and development activities, and implementing our business plan – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.  Second, Mr. Bystedt is uniquely suited to fulfill both positions of responsibility because he possesses both the strategic vision as well as the hands-on management experience that the Company needs to execute on its business plan.

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

The Company is not currently required to comply with these independence requirements,  After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that since only John Reardon is an independent director, the Board is not comprised of a majority of independent directors.

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

ITEM 11.
EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2009 and 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option or Warrant Awards ($)	All Other Compensation ($)	Total ($)
				(b)	(a)	(c)
Per Bystedt Chief Executive Officer (d)(e)	2009	$210,748	-	-	-	-	$210,748
	2008	$91,174	-	-	-	-	$91,174
Thomas Eriksson(f)(g)	2009	$216,417	-	-	-	-	$216,417
Magnus Goertz(h)	2009	$217,595	-	-	-	-	$217,595
David W. Brunton, Chief Financial Officer	2009	$85,000	-	-	$77,934	-	$162,934
	2008	$165,000	-	$17,897	$144,120	$1,040	$328,057
(a)
Amounts are calculated as of the grant date of the option or warrant award in accordance with the provisions of applicable Accounting Standards. Please see Note 10. “Stock Based Compensation” in the Notes to the Consolidated Financial Statements  as filed on Neonode Inc.’s annual report Form 10-K for the valuation assumptions made in the Black-Scholes option pricing used to calculate fair value of the option or warrant awards.

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

(d)
Mr. Bystedt was appointed Chief Executive Officer in May 2008. He is a citizen of Sweden and is employed in Sweden and all payments to him are in Swedish Krona (SEK). The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2008 year 6.58 SEK to the USD. The Company accrued but did not pay 300,000 Krona ($45,587 USD) salary for the first three months that Mr. Bystedt was employed as the CEO. Mr. Bystedt was paid 300,000 Kronor ($45,587) of the amount owed to him for the next three months by the Swedish government pursuant to Swedish reconstruction laws. The accrued but unpaid balance of $45,587 has not been paid and was forgiven in the Neonode AB bankruptcy.

(e)
Mr. Bystedt through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $210,748 salary plus applicable Swedish payroll taxes for his services as CEO of Neonode Inc. for the year ended December 31, 2009. As of December 31, 2009,  $159,000 is included in our accrued expenses. The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2009 year 7.65 SEK to the USD. Mr. Bystedt accrued a salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(f)
On September 15, 2009, Mr. Eriksson was appointed to our Board. Mr. Eriksson serves as our Chief Executive Officer of Neonode Technologies AB and his compensation is related to his duties as CEO of this company. Mr. Eriksson does not receive any fees for his duties as a member of our Board.

(g)
Mr. Eriksson through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $216,417 for his services for the year ended December 31, 2009. We paid $97,000 of the amount owed to Wirelesstoys AB during the year ended December 31, 2009 and $119,000 is included in our accrued expenses at December 31, 2009. The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2009 year 7.65 SEK to the USD. Mr. Eriksson accrued a salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(h)
Mr. Goertz through his company, Athemis Ltd., entered into a consulting agreement to perform duties as a lead engineer with us whereby he has earned a total of $217,595 for his services for the year ended December 31, 2009. We paid $71,000 of the amount owed to Athemis Ltd. during the year ended December 31, 2009 and $147,000  is included in our accrued expenses at December 31, 2009. The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2009 year 7.65 SEK to the USD. Mr. Goertz accrued a salary and applicable Swedish payroll taxes of 134,000 SEK per month.

		OPTION AWARDS
Name & Principal Position	Grant Date	Number of Securities Underlying Unexercised Options or Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($)	Option Expiration Date
Per Bystedt, CEO	1/2/2008	40,000	(3)	-		-	$3.45	1/2/2015
David W. Brunton, CFO	4/12/2004	5,000		-		-	$22.25	4/12/2011
	3/31/2005	20,000		-		-	$14.75	8/8/2012
	3/21/2006	5,000		-		-	$5.00	3/21/2013
	5/30/2007	15,000		-		-	$2.33	5/30/2014
	8/10/2007	104,999		75,001	(1)	-	$4.90	8/10/2014
	8/25/2009 (2)	4,000,000		-		-	$0.02	8/25/2016

(1)	Stock Option Grants vest 25% on first anniversary date of grant and monthly thereafter for the next 36 months.

(2)	On August 25, 2009, Mr. Brunton was granted a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.02 per share. The warrant fully vested on the grant date.

(3)	Mr. Bystedt was granted 40,000 stock options that vested one year after the grant date for services as a member of our Board of Directors.

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

Per Bystedt, Thomas Eriksson and Magnus Goertz

Employment Contract.  Mr. Bystedt, Thomas Eriksson and Magnus Goertz each entered into employment contracts with Neonode Technologies AB on December 29, 2008, effective January 22, 2009 with a termination date of July 1, 2010, and are entitled to receive the following salary and benefits:

1.	Salary - 100,000 SEK per month.

2.	Vacation – 30 days per annum.

3.	Notice period for resignation – 18 months.

4.	Non- Competition agreement for one year after employment period ends.

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

As of the date of this Form 10K, no options granted to directors had been exercised.

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended December 31, 2009:

Director Compensation

Name(a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option or Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
			(b)			(h)

Susan Major (c)(d)(g)	$14,000	-	$38,967	-	-	-	$52,967
John Reardon (c)(f)	$18,000	-	$97,418	-	-	-	$115,418
Kenneth Olson (c) (e)	$12,000	-	-	-	-	-	$12,000

(a)
All compensation paid to Per Bystedt and Thomas Eriksson is disclosed in the footnotes to the Summary Compensation Table.  Neither Mr. Bystedt nor Mr. Eriksson receives any fees for serving on the Company’s Board of Directors.

(b)
Amounts are calculated as of the grant date of the options award in accordance with the provisions of applicable Accounting Standards. Please see Note10. “Stock Based Compensation” in the Notes to the Consolidated Financial Statements  as filed on Neonode Inc.’s annual report Form 10-K for the valuation assumptions made in the Black-Scholes option pricing used to calculate fair value of the option or warrant awards.

(c)
Ms. Major and Mr. Olson earned a fee equal to $2,000 per month as a member of the Board of Directors. The amounts earned by each during the months January through June 2009 were accrued but will not be paid until such time that the Company earns sufficient cash flow from operations to make such payment. Ms. Major was paid a fee equal to $1,000 per month as a member of the Board of Directors. The amounts earned by her for the months June through September 2009 were accrued but will not be paid until such time that the Company earns sufficient cash flow from operations to make such payment. A total of $26,000 is accrued related to fees owed to Ms. Major at December 31, 2009. A total of $20,000 is accrued related to fees owed to Mr. Olson at December 31, 2009. Mr. Reardon also earned a fee as a member of the Board of Directors. The amounts earned by him for the months January through June 2009 were $2,000 per month, which was accrued but will not be paid until such time that the Company earns sufficient cash flow from operations to make such payment. Mr. Reardon was paid a fee equal to $1,000 per month for the months June through December 2009 was paid a total of $4,000 in cash for fees earned during 2009. A total of $27,000 is accrued related to fees owed to Mr. Reardon at December 31, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010 certain information regarding the estimated ownership of our common stock assuming conversion of all issued and outstanding Series A and Series B Preferred Stock by: (i) each director; (ii) each of our “named executive officers,” as defined in Item 402 under Regulation S-K promulgated by the Securities and Exchange Commission; (iii) all executive officers and directors of Neonode as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.  Unless otherwise indicated, the address for each of the persons and entities set forth below is c/o Neonode Inc. - Stockholder address.

Percentage ownership is based on 824,329,488 shares, the estimated number of shares of common stock outstanding after the conversion of the Series A and B Preferred Stock and the conversion of the outstanding warrants and convertible debt.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
Per Bystedt (2)(3)(4) CEO and Director	95,833,446	11.63%

Magnus Goertz	62,759,021	7.61%
Founder

Thomas Eriksson	73,993,853	8.98%
CEO Neonode Technologies AB and Director
David Brunton (2)(5)(6) CFO	11,559,451	1.4%

John Reardon (2)(5) Director	5,309,817	0.64%

All executive officers and directors as a group (5 persons) (2)	249,455,588	30.26%

1.
This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

2.
Includes, 40,000, 225,000 and 232,095 shares of common stock that Messrs. Bystedt, Brunton and Reardon, respectively, have the right to acquire within 60 days after the date of this table under outstanding stock options.

3.
Includes 73,635,848 shares of common stock, 5,691,532 warrants to purchase shares of common stock at an exercise price of $0.04 per share and $218,052 of convertible debt that can be converted into 11,383,064 shares of common stock that is held by Iwo Jima SARL. Iwo Jima SARL may be deemed an affiliate of Mr. Bystedt.

4.
Includes 1,694,325 warrants to purchase shares of common stock at an exercise price of $0.04 per share and $67,773 of convertible debt that can be converted into 3,388,650 shares of common stock that is held by Mr. Bystedt.

5.	Includes 4,000,000 and 5,000,000 warrants to purchase shares of common stock at an exercise price of $0.02 per share held by Messrs. Brunton and Reardon, respectively.

6.
On December 31, 2008, Mr. Brunton purchased 14,564.22 shares of Series A Preferred Stock from the Neonode Technologies AB Stockholders, (Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd.), which shares have since been exchanged for 7,000,001 shares of our Common Stock.

The following table includes information regarding our equity incentive plans as of the end of fiscal 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	474,899	$4.19	157,554
Equity compensation plans not approved by security holders	192,511,338	$0.02	--

Total	192,886,237	$0.03	157,554

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2009:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	25,000	---	25,000
1998 Plan (1)	28,000	---	28,000
Neonode Plan(2)	176,595	---	176,595
2006 Plan	225,000	157,554	149,999
Director Plan	42,500	---	42,500

Total	497,095	157,554	422,094

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

On January 1, 2009, Mr. Bystedt through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $211,000 for his services as the CEO of Neonode Inc for the year ended December 31, 2009. As of December 31, 2009, $159,445 is included in our accrued expenses.

Mr. Per Bystedt, our Chairman and Chief Executive Officer, and a company controlled by Mr. Bystedt invested a total of $180,000 of the $987,000 raised in the private placement financing transaction. Mr. Bystedt and a company controlled by Mr. Bystedt received a total of 4,493,557 warrants to purchase our common stock and the convertible notes can be converted into a total of 8,987,114 shares of our common stock. We are not obligated to register the common stock related to the convertible debt or the warrants.

On January 18, 2010, Mr. Bystedt purchased $16,000 of convertible notes that may be converted into 819,500 shares of our Common Stock and also received a warrant that, when exercised, can be converted into 419,750 shares of our Common Stock at a conversion price of $0.04 per share. In addition, Iwo Jima SARL, converted $161,000 of amounts owed to Iwo Jima SARL for Mr. Bystedt’s consulting services into convertible notes that may be converted into 8,167,614 shares of our Common Stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our Common Stock at a conversion price of $0.04 per share.

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

As part of the share exchange transaction, Wirelesstoys AB received 151,788.17 shares of our Series A Preferred Stock, which shares have since been exchanged for 72,906,894 shares of our common Stock.

On November 6, 2009, Wirelesstoys AB transferred 4,000,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Eriksson through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $216,000for his services as the CEO of Neonode Technologies AB for the year ended December 31, 2009. We paid $119,000 of the amount owed to Wirelesstoys AB during the year ended December 31, 2009 and $97,000 is included in our accrued expenses at December 31, 2009.

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

On November 6, 2009, Athemis Ltd transferred 12,000,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Goertz, through his company, Rector AB , entered into a consulting agreement with us whereby he has earned a total of $218,000 for his services  and an engineer for the year ended December 31, 2009. We paid $71,000 of the amount owed to Rector AB during the year ended December 31, 2009 and $147,000 is included in our accrued expenses at December 31, 2009.

Transactions with Mats Dahlin

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. On October 9, 2009 and December 15, 2009, Davisa Ltd purchased a total of $50,000  in convertible notes that may be converted, at the option of Davisa Ltd, into 2,482,516 shares of our Common Stock and also received warrants that, when exercised, can be converted into 1,241,258 shares of our Common Stock at a conversion price of $0.04 per share.  On August 25, 2009, Davisa Ltd was granted a warrant to purchase 4,660,000 shares of our Common Stock at an exercise price of $0.02 per share in consideration for Mr. Dahlin’s services as a board member and advisor to the company.  In June 2009, Mr. Dahlin, through his company, Davisa Ltd, entered into a consulting agreement with us whereby he earned a total of $28,000 for his services for the year ended June 30, 2010. In lieu of a cash payment, On December 15, 2009, we converted the $28,000 to a convertible note and a warrant under the same terms and conditions as the September 2009 convertible debt financing transaction. Davisa Ltd received a total of $28,000  in convertible notes that may be converted, at the option of Davisa Ltd, into 1,400,000 shares of our Common Stock and also received warrants that, when exercised, can be converted into 700,000 shares of our Common Stock at a conversion price of $0.04 per share  As of December 31, 2009, Mr. Dahlin is the beneficial owner of approximately 10.5 million shares of our common stock or approximately 1.5% of our outstanding shares of common stock on a fully diluted basis.

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd, a company controlled by Mr. Mats Dahlin, a member of the Board of Directors of Neonode Technologies AB, for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  On February 18, 2010, Davisa Ltd purchased a total of $138,000  convertible notes that may be converted, at the option of Davisa Ltd, into 6,903,700 shares of our Common Stock and also received warrants that, when exercised, can be converted into 3,451,850 shares of our Common Stock at a conversion price of $0.04 per share.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board has selected KMJ Corbin & Company LLP as our independent auditors for the fiscal year ended December 31, 2009 and BDO Feinstein International AB as our independent auditors for the fiscal year ended December 31, 2008. BDO Feinstein International AB audited our financial statements for the years 2006 through 2008.

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2009, by KMJ Corbin & Company LLP, our principal accountant for 2009,
	Fiscal Year Ended (in thousands)
	2009
Audit Fees	$132
Audit-related Fees(1)	-
Tax Fees (2)	-
All Other Fees	-	-
Total Fees	$132

(1)  Fees paid for registration, proxy and review of other regulatory filings.
(2)  Fees paid for preparation and filing of our federal and state income tax returns.

All fees described above were pre-approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services separate from the audit services by and KMJ Corbin & Company LLP are compatible with maintaining the principal accountant’s independence.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has not approved any formal policy concerning pre-approval of the auditors to perform both audit and non-audit services (services other than audit, review and attest services).  Instead, on a case by case basis, any audit or non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the Audit Committee in advance of the performance of such services.  All of the fees earned by KMJ Corbin & Company LLP described above were attributable to services pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements of the registrant are listed in the index to the financial statements and filed under Item 8 of this report.

Financial Statement Schedule

Not applicable.

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

10.15	Note Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2008)

10.16	Share Exchange Agreement, dated December 30, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 31, 2008)

10.17	Series A Stock Subscription Agreement, dated December31, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 31, 2008)

10.18	Warrant Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 31, 2008 )

10.19	Employment Agreement with Per Bystedt (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on April 15, 2009)

10.20	Employment Agreement with Thomas Eriksson (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on April 15, 2009)

10.21	Employment Agreement with Magnus Goertz (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on April 15, 2009)

10.22	Convertible Note Agreement, dated September 9, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September14, 2009 )

10.23	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009 )

10.24	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009 )

10.25	Convertible Note Agreement, dated January 18, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2010 )

10.26	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 23, 2010 )

10.27	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 23, 2010 )

21	Subsidiaries of the registrant

23.1	Consent of BDO Feinstein International AB, Independent Registered Public Accounting Firm

23.2	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Name	Title	Date

/s/ Per Bystedt	Chief Executive Officer,	May 12, 2010
Per Bystedt	and Director, Chairman of the Board
(Principal Executive Officer)

/s/ David W. Brunton	Chief Financial Officer, Vice President, Finance	May 12, 2010
David W. Brunton	and Secretary
(Principal Financial and Accounting Officer)
/s/ John Reardon	Director	May 12, 2010
John Reardon

/s/ Thomas Eriksson	Director	March 12, 2010
Thomas Eriksson

SUBSIDIARIES OF THE REGISTRANT

Name	Jurisdiction
Neonode Technologies AB	Sweden