Form 10-Q
period 2010-03-31
Neonode, Inc
filed 2010-05-24
CIK 87050

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of May 18, 2010, was 426,985,185.
The number of shares of the registrant’s Series A Preferred stock outstanding as of May 18, 2010 was 68,120.
The number of shares of the registrant’s Series B Preferred stock outstanding as of May 18, 2010 was 9,875.

NEONODE INC.

PART I.  Financial Information

Item 1. Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, Except Share and Per Share Amounts)

	March 31, 2010	December 31, 2009
Current assets:	(Unaudited)
Cash	$426	$28
Accounts receivable	72	—
Prepaid expenses	124	58
Debt issuance costs	71	26
Other current assets	66	52
Total current assets	759	164

Property plant and equipment, net	20	20
Other assets	28	28
Total assets	$807	$212

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current liabilities:
Convertible debt, net of discounts	$762	$361
Accounts payable	843	699
Accrued expenses	880	993
Embedded derivatives of convertible debt and warrants	5,263	4,507
Total current liabilities	7,748	6,560

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Series A Preferred stock, 899,081 shares authorized with par value $0.001 per share; 68,120 and 86,142 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	664	841
Series B Preferred stock, 108,850 shares authorized with par value $0.001 per share; 9,875 and 17,265 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Common stock, 698,000,000 shares authorized with par value $0.001per share; 426,985,185 and 416,472,328 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	427	416
Additional paid-in capital	74,860	73,048
Accumulated other comprehensive loss	(91)	(96)
Accumulated deficit	(82,801)	(80,557)
Total stockholders’ deficit	(6,941)	(6,348)
Total liabilities and stockholders’ deficit	$807	$212

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts) (Unaudited)

	Three months ended March 31,
	2010	2009

Net revenues	$146	$—
Cost of revenues	62	—
Gross margin	84	—

Operating expenses:
Product research and development	410	221
Sales and marketing	31	58
General and administrative	340	403
Amortization of fair value of stock issued to
related parties for purchase of Neonode
Technologies AB	1,584	1,584

Total operating expenses	2,365	2,266

Operating loss	(2,281)	(2,266)

Other income (expense), net:
Interest and other expense, net	—	(30)
Interest expense	(28)	(3)
Gain on conversion and forgiveness of accounts payable	—	30
Loss on troubled debt restructuring	—	(2,741)
Non-cash items related to debt discounts and deferred financing fees
and the valuation of conversion features and warrants	65	3

Total other income (expense), net	37	(2,742)

Net loss from operations	(2,244)	(5,008)

Deemed dividend to preferred stockholders	—	(1,035)

Net loss attributable to common stockholders	$(2,244)	$(6,043)

Foreign currency translation gain (loss)	5	(12)

Comprehensive loss	$(2,239)	$(5,020)

Loss per common share:
Basic and diluted loss per share	$(0.01)	$(0.17)

Basic and diluted – weighted average
shares used in per share computations	418,771	36,515

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,244)	$(5,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,619	1,625
Stock issued in settlement	—	35
Loss on retirement of assets	—	30
Depreciation and amortization	2	2
Loss on troubled debt restructuring	—	2,741
Gain on conversion and forgiveness of accounts payable	—	(30)
Debt discounts deferred financing fees and the valuation of conversion features and warrants	(65)	(3)

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(86)	(78)
Prepaid expenses	(66)	(14)
Accounts payable and other accrued expenses	195	(180)
Net cash used in operating activities	(645)	(880)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4)	(17)
Net cash used in investing activities	(4)	(17)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,040	—
Proceeds from issuance of preferred stock	—	1,035
Net cash provided by financing activities	1,040	1,035

Effect of exchange rate changes on cash	7	(2)

Net increase in cash	398	136

Cash at beginning of period	28	17
Cash at end of period	$426	$153

Supplemental disclosure of cash flow information: Interest paid	$3	$8

Supplemental disclosure of non-cash transactions:

Fair value of conversion to common stock of Series A and B preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$—	$2,741

Fair value of warrants reclassified to derivative liability due to adoption of new accounting standard	$—	67

Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$—	23

Deemed dividend to investors who received Series A preferred stock related to corporate restructuring at December 31, 2008 based in the fair value of the conversion to common stock at March 31, 2009	$—	$1,035

Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of Neonode Technologies AB recorded as compensation expense	$—	$4,555

Fair value of shares of common stock and warrants issued to brokers in connection with financing, recorded as debt issuance costs	$52	$—
Debt discount recorded as part of 2010 financing transaction	$1,203	$—
Accounts payable converted in 2010 convertible debt offering	$163	$—
Exchange of preferred stock for common stock	$178	$—

See notes to condensed consolidated financial statements

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.             Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of expected results for the full 2010 fiscal year.

The accompanying financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2009.

Operations

We provide optical touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell such as mobile phones, e-book readers, mobile internet devices, global positioning systems (GPS), digital picture frames and micro PCs. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of finger-based and pen input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2010, we had an accumulated deficit of $82.8 million and a working capital deficit (current assets less current liabilities, not including embedded derivatives of convertible debt and warrant) of $1.7 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the three months ended March 31, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling $1.0 million (see Note 3). In April and May 2010, we raised an additional $533,000 through a private placement of convertible notes and stock purchase warrants under the same terms and conditions as the March 2010 private placement (see Note 11).

There is no assurance that we will be successful in obtaining sufficient funding in the future on acceptable terms, if at all. If we are unable to secure additional funding and/or our stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.            Summary of significant accounting policies

Fiscal Year

Our fiscal year is the calendar year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Neonode Inc. and its wholly owned Swedish subsidiary Neonode Technologies AB. All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include but are not limited to collectibility of accounts receivable, estimated useful lives of long-lived assets, the fair value of embedded derivatives, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Debt Issuance Costs

Debt issuance costs represents costs incurred in connection with the issuance of the convertible notes payable . Debt issuance costs are amortized over the term of the financing instrument on a straight line basis, which approximates the effective interest method.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. We did not record an allowance for doubtful accounts at March 31, 2010.
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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. At March 31, 2010, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other (expense) income. For the periods ended March 31, 2010 and 2009, we had no foreign currency transaction gains or losses.

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

Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges for conversion features.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our product development expense and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as deemed appropriate.

Our future success depends on market acceptance of our technology as well as our ability to introduce new versions of our technology to meet the evolving needs of our customers.

Revenue Recognition

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products were delivered and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.  On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three-month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000, which has been recognized as revenue in the first quarter of 2010.

We also derive revenue from the licensing of internally developed intellectual property (IP). We entered into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

Hardware Products:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We will estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. To date, we have not sold any hardware products.

Software Products:

We may derive revenues from software sales.  We will account for the licensing of software in accordance with accounting guidance and such guidance requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements.

For software license arrangements that do not require significant modification or customization of the underlying software, we will recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We initially will defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for these elements of our software products.  Revenue deferred under these arrangements will be recognized to revenue over the expected contract term. We will also continue to defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted.  To date, we have not sold any software products.

Advertising

Advertising costs are expensed as incurred. We did not have any external advertising costs for the quarters ended March 31, 2010 and 2009.

Product Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock-Based Compensation Expense

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

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method which approximates the effective interest method.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2010 and December 31, 2009. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2010 and December 31, 2009, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for periods ended March 31, 2010 and 2009 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

Our comprehensive loss includes cumulative foreign currency translation gains and losses which are reflected as a separate component in stockholders’ deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations and OCI was 7.19 and 8.40 Swedish Krona to one U.S. Dollar for the periods ended March 31, 2010 and 2009, respectively. The weighted average exchange rate for the consolidated balance sheets was 7.25 and 7.21  Swedish Krona to one U.S. Dollar as of March 31, 2010 and December 31, 2009, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, payables and current portions of long-term debt are deemed to approximate fair value due to their short maturities. The carrying amounts of long-term debt cannot be reasonably determined since no quoted market prices exist for these instruments and quoted prices for similar instruments cannot be located.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605 Revenue Recognition, which describes the accounting for multiple element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its condensed consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver product’s essential functionality from scope of ASC Topic 985 Software, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the imp-act that ASU 2009-14 will have on its condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures Improving Disclosures About Fair Value Measurement (“ASU 2010-6”), which affects the disclosures about recurring and non-recurring fair value measurements. The Company adopted the expanded disclosure requirements in the quarter ended March 31, 2010.

3.            Convertible Debt

Our convertible debt consists of the following (in thousands):

	March 31, December 31,
	2010	2009

Senior Convertible Secured Notes - 2007	$139	$139
Senior Convertible Secured Notes - 2009	987	987
Senior Convertible Secured Notes - 2010	1,203	--
Total	2,329	1,126

Less: unamortized debt discounts	(1,567)	(765)

Convertible debt	$762	$361

Future maturities of notes payable (in thousands):

Future Maturity of Notes Payable
Year ended December 31, 2010	$2,329
Total principal payments	$2,329

 Senior Convertible Secured Notes- 2007

At March 31, 2010 and December 31, 2009, we had $139,000 of three-year convertible promissory notes bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share. The Senior Convertible Secured Notes – 2007 are due August 26, 2010.

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

The $987,000 debt discount is being amortized to expense over the 15-month term of the debt on a straight-line basis, which approximates the effective interest method. Included in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations for the period ended March 31, 2010 is $189,000 related to three months of amortization of the debt discount.

On December 31, 2009, we issued a warrant to purchase 1,305,740 of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the 1,305,740 shares of common stock was $26,000 on the date of issuance and was recorded as debt issuance costs and included in current assets in the accompanying consolidated balance sheet as of March 31, 2010 and December 31, 2009. Amortization for the three months ended March 31, 2010 was $6,500.  The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 2.7 years, volatility of 267.66%, and a risk-free interest rate of 1.13%.

Senior Convertible Secured Notes- 2010

In the three months ended March 31, 2010, we received $1,040,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share and 30,080,282 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. Mr. Bystedt, our Chief Executive Officer, purchased $16,000 of convertible notes as part of the financing transaction that may be converted into 819,500 shares of our common stock and also received a warrant that, when exercised, can be converted into 409,750 shares of our common stock at a conversion price of $0.04 per share. In addition, Iwo Jima SARL, a related party, converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services into convertible notes that may be converted into 8,167,614 shares of our common stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our common stock at a conversion price of $0.04 per share. A company controlled by Mats Dahlin, a member of the board of directors of our wholly owned subsidiary Neonode Technologies AB,  Davisa Ltd, purchased a total of $138,000  convertible notes as part of the financing transaction that may be converted, at the option of Davisa Ltd, into 6,903,700 shares of our common stock and also received warrants that, when exercised, can be converted into 3,451,850 shares of our common stock at a conversion price of $0.04 per share.  We are not obligated to register the common stock related to the convertible debt or the warrants.

The embedded conversion feature of the convertible debt issued in the 2010 convertible debt financing transaction meets the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features will be revalued on each balance sheet date and marked to market with the increase or decrease in fair value to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the condensed consolidated statements of operations.

The value of the embedded conversion feature and warrants using the Black-Scholes option pricing model were $1.1 million  and $849,000, respectively, on the date of issuance. We recorded a debt discount of $1.2 million and recorded $742,000 of additional interest expense to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants. The assumptions used for the Black-Scholes option pricing model for the conversion feature on the date of issuance were a term of 0.78 to 0.95 years, volatility of 212.75%, and a risk-free interest rate of 0.41%.  Because there are not enough unissued authorized shares to settle all currently outstanding equity instruments, the warrants issued with the debt are also recorded as a derivative liability. The assumptions used for the Black-Scholes option pricing model for the warrants on the date of issuance were a term of 3 years, volatility of 204.37%, and a risk-free interest rate of 1.60%.

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock at an exercise price of $0.04 per share to Davisa Ltd, a company controlled by Mr. Mats Dahlin, a member of the Board of Directors of Neonode Technologies AB, for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  The aggregate fair value of the shares and warrant is $52,000, which was recorded as debt issuance costs and will be amortized to interest expense over the remaining term of the convertible notes. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 2.9 years, volatility of 258.33%, and a risk-free interest rate of 1.13%. For the period ended March 31, 21010, we amortized $1,000 of these debt issuance costs.

4.            Stockholders’ Deficit

Common Stock

On January 21, 2009, we signed a definitive settlement agreement with one of our investors in previous private placement transactions, Alpha Capital Anstalt (“Alpha”), whereby we issued Alpha 1,188,667 shares of our common stock valued at $35,000 in exchange for a dismissal of all pending legal actions.

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

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the 875,000 shares of common stock is $26,000 based on our common stock closing price on the date of issuance. The $26,000 fair value is included in common stock and additional paid- in capital and debt issuance costs on the condensed consolidated balance sheets. The $26,000 fair value of the warrants is included in embedded derivatives of convertible debt and warrants and debt issuance costs on the condensed consolidated balance sheets. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at March 31, 2010 were a term of 3 years, volatility of 204.37%, and a risk-free interest rate of 1.60%.
During the period ended March 31, 2010, Series A Preferred stockholders exchanged 18,021.93 shares of Series A Preferred stock for 8,661,880 shares of our common stock, and Series B Preferred stockholders exchanged 7,389.85 shares of Series B Preferred stock for 975,977 shares of our common stock.

Preferred Stock

The terms of the Series A and Series B Preferred stock are as follows:

	Dividends and Distributions.

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

	Liquidation Preference.

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

	Conversion.

Initially, each share of Series A Preferred stock and each share of Series B Preferred stock was convertible into one share of our common stock.  Any modification to the conversion rate requires shareholder approval.  Although the 2008 restructuring contemplated a conversion ratio that was finally approved on March 31, 2009 (see below), we did not guarantee that either our authorized share capital would be increased or that the conversion rate would be increased. On March 31, 2009, our shareholders approved a resolution to increase the authorized share capital, and to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred stock and to 132.07 shares of our common stock for each shares of Series B Preferred stock, thus completing the restructuring begun in December 2008.  See below for the accounting ramifications of this conversion rate change.

Series A Preferred Stock

 On December 31, 2008, we issued the following Series A Preferred stock:

	112,290.40 shares to investors in a private placement who invested $1,121,904.
	244,265.56 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest;
	495,000 shares to acquire Neonode Technologies AB; and
	4,067.02 shares for brokerage services in regards to the refinancing and capital raising transactions.

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

The fair value of the conversion feature of the 244,265.56 shares of Series A Preferred stock issued to the convertible debt holders that is now convertible to a total of 117,401,356 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A Preferred stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment).

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,611,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For each of the periods ended March 31, 2010 and 2009, $1,584,000 has been recorded as compensation expense in our condensed consolidated statements of operations.

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

Conversion of Preferred Stock Issued in the December 31, 2008 Financing Transaction to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of March 31, 2010.

	Shares of Preferred Stock Not Exchanged as of March 31, 2010	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2010

Series A Preferred stock	68,120.33	480.63	32,740,674
Series B Preferred stock	9,874.38	132.07	1,304,110
Total Remaining Not Exchanged	77,994.71		34,044,784

5.            Fair Value Measurement of Assets and Liabilities

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

        The following table shows the classification of our liabilities at March 31, 2010 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2009 (in thousands):

	March 31, 2010	Net Decrease in Fair Value	New Derivatives Added	December 31, 2009

Fair value of embedded conversion features and warrants	$5,263	$(1,215)	$1,971	$4,507

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

Stock Options

As of March 31, 2010, we had four equity incentive plans:
The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
The 2007 Neonode Stock Option Plan (the Neonode Plan), we will not grant any additional equity awards out of the Neonode Plan; and
The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of March 31, 2010:
The 2001 Non-Employee Director Stock Option Plan (the Director Plan).
A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at January 1, 2010	497,095		$1.42 - $27.50	$4.15
Granted	---		---	---
Cancelled or expired	---	$	---	---
Exercised	---		---	---
Outstanding at March 31, 2010	497,095		$1.42 - $ 27.50	$4.15

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

We did not grant any stock options to employees or members of our Board of Directors (Board) during the three months ending March 31, 2010 and 2009. There was no other activity in our stock options during the three month periods ended March 31, 2010 and 2009.

Salary expense for the three months ended March 31, 2010 and 2009 includes a stock compensation charges relating to the above issuance of employee and director stock options. The fair value of the options at the date of issuance was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

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

	Three months ended March 31, 2009	Three months ended March 31, 2010	Remaining unamortized expense at March 31, 2010
Stock-based compensation	$41	$35	$194

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.4 years.

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

Stock Warrants

The following table summarizes outstanding warrants at March 31, 2010:

Outstanding Warrants as of March 31, 2010

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrants	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Broker Warrants	5/20/2008	$0.02	45,133,832	5/20/2013
May 2008 Investor Warrants	5/22/2008	$0.02	107,014,930	5/20/2013
August 2009 Employee Warrants	8/25/2009	$0.02	15,660,000	8/25/2016
September 2009 Investor Warrants	9/15/2009	$0.04	20,921,600	9/15/2012
October 2009 Investor Warrants	10/15/2009	$0.04	3,052,976	10/15/2012
December 2009 Investor Warrants	12/15/2009	$0.04	700,000	12/15/2012
Broker Warrants for 2009 Debt	12/31/2009	$0.04	1,305,740	12/31/2012
March 2010 Investor Warrants	3/31/2010	$0.04	30,080,282	3/31/2013
Broker warrants for 2010 Debt	3/21/2010	$0.04	875,000	3/21/2013
Total warrants outstanding			224,750,164

The outstanding warrants related to the 2008 financing transactions contain price protection features whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issue warrants or convertible instruments, with certain exceptions, at a lower exercise price or conversion price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price and the warrants exercisable would increase so that the total required cash investment of the warrant holder remains unchanged. During the quarter ended September 2009, we issued convertible notes to investors in the September 2009 convertible debt financing transaction convertible at $0.02 per share and this issuance triggered the price protection provision related to the original 2,118,599 previously outstanding price protected warrants; as such, we reduced the exercise price of the 2,118,599 warrants to $0.02 per share and increased the warrant shares to 152,148,762. No further resets have occurred through March 31, 2010.

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

On January 1, 2009, the fair value of the outstanding warrants was $67,000 and was recorded as a liability in the account entitled embedded derivatives of convertible debt and warrants with the corresponding reduction to additional paid-in capital. The assumptions used for the Black-Scholes option pricing model at January 1, 2009 were a term of 4.3 years, volatility of 143.12%, and a risk-free interest rate of 1.46%.

During the quarter ended March 31, 2009, we recorded an decrease related to the fair value of the outstanding warrants of $3,000 a gain in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. The fair value of the outstanding warrants was $64,000 on March 31, 2009. The assumptions used for the Black-Scholes option pricing model for the quarter ended March 31, 2009 used a term of 3.5 years, volatility of 180%, and a risk-free interest rate of 1.8%.

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

During the fourth quarter of 2009, we issued additional convertible debt with warrants and also warrants to a broker.. As we no longer had enough unissued authorized shares to settle all outstanding equity instruments, we classified the warrants issued to the debt holder and broker as liabilities. The fair value of those warrants was $214,000, which was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and valuation of conversion features and warrants on our consolidated statement of operations for the year ended December 31, 2009.

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

During the quarter ended March 31, 2010, we issued additional convertible debt with warrants and also warrants to a broker. The fair value of those warrants on the dates of grant and as of March 31, 2010 was $875,000 and $619,000, respectively. As we no longer have sufficient unissued authorized shares to settle all outstanding equity instruments, the warrants have been classified as liabilities.

7.            Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2010 and December 31, 2009, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2010 and December 31, 2009, respectively.

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

On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in us. Mr. Berman, who was a client of Empire, invested $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 162,900 shares totaling $251,082 in the aftermarket. We believe that the action has no merit and intend to defend vigorously against the action. On March 5, 2010, we filed a motion in the Supreme Court of the State of New York to dismiss this lawsuit. Our D&O insurance provider has extended coverage and will cover the costs of legal representation, subject to payment of the retention amount.

Our D&O insurance policy provides for a retention amount of $150,000, and we accrued a provision for legal expense and accounts payable totaling $150,000 at March 31, 2010 and December 31, 2009, respectively, related to the potential payment of the retention under our D&O insurance policy that includes our maximum cash liability for both the Empire and Berman lawsuits.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs. On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company. We accrued the total amount of the lawsuit $109,000 at March 31, 2010 and December 31, 2009. The Company has filed a motion to set aside the entry of default and a hearing on this motion is set for June 2, 2010. The Company intends to defend vigorously against the action.

8.             Net Loss Per Share
Basic net loss per common share for the thre months ended March 31, 2010 and 2009 was computed by dividing the net loss attributable to common stockholders for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 500,000 and 774,000 outstanding stock options, 225 million and 2.1 million outstanding stock warrants, 34 million and 423 million shares issuable upon conversion of preferred stock and 60.1 million and no shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the periods ended March 31, 2010 and 2009, respectively, due to their anti-dilutive effect.

	Three Months ended March 31,
(in thousands, except per share amounts)
	2010	2009

BASIC AND DILUTED
Weighted average number of common shares outstanding	418,771	36,515
Number of shares for computation of net loss per share	418,771	36,515
Net loss attributable to common stockholders	$(2,244)	$(6,043)
Net loss per share - basic and diluted	$(0.01)	$(0.17)

9.            Segment Information

We have one reportable segment, as defined in accounting guidance. All of our sales for the quarter ended March 31, 2010 were to customer located outside the United States.

10.          Related Party Transactions

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities. Mr. Bystedt is the beneficial holder of approximately 82.4 million shares of our common stock, or approximately 12%, of the Company’s outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL. Mr. Bystedt purchased $16,000 of convertible notes as part of the 2010 convertible debt financing transaction that may be converted into 819,500 shares of our common stock and also received a warrant that, when exercised, can be converted into 419,750 shares of our common stock at a conversion price of $0.04 per share. Mr. Bystedt through his company, Iwo Jima SARL, entered into a consulting agreement in lieu of an employment agreement with us whereby he has earned a total of $55,000 for his services for the three months ended March 31, 2010. We did not pay any of the amount owed to Iwo Jima SARL during the three months ended March 31, 2010, and $55,000 is included in our accrued expenses at March 31, 2010. In addition, Iwo Jima SARL converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services as of December 31, 2009 into convertible notes that may be converted into 8,167,614 shares of our common stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our common stock at a conversion price of $0.04 per share.
Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB, and a member of our Board and is the beneficial owner of Wirelesstoys AB. Mr. Eriksson through his company, Wirelesstoys AB, entered into a consulting agreement in lieu of an employment agreement with us whereby he has earned a total of $55,000for his services for the three months ended March 31, 2010. We paid $58,000 of the amount owed to Wirelesstoys AB during the three months ended March 31, 2010, and $65,000 is included in our accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2010.

Mr. Magnus Goertz, one of our founders, and is the beneficial owner of Athemis Ltd. Mr. Goertz, through his company, Athemis Ltd, entered into a consulting agreement in lieu of an employment agreement with us whereby he has earned a total of $55,000 for his services for the three months ended March 31, 2010. We paid $21,000 of the amount owed to Athemis Ltd. during the three months ended March 31, 2010, and $87,000 is included in our accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2010.

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. Davisa Ltd purchased a total of $138,000 convertible notes as part of the 2010 convertible debt financing transaction that may be converted, at the option of Davisa Ltd, into 6,903,700 shares of our common stock and also received warrants that, when exercised, can be converted into 3,451,850 shares of our common stock at a conversion price of $0.04 per share. On March 23, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the 2010 convertible debt financing transaction. During the quarter ended March 31, 2010, The Company incurred approximately $11,000 for consulting services from Mr. Dahlin which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2010.

11.          Subsequent Events

In April and May 2010, we received a total of $533,000 in proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 26,625,000 shares of our common stock at a conversion price of $0.02 per share and 13,312,500 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

The embedded conversion feature of the convertible debt issued in the April and May 2010 convertible debt financing transaction meets the definition of a derivative financial instrument and will be classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features will be revalued on each balance sheet date and marked to market with the adjusting entry to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations.

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

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no further subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto, other than already disclosed in this Note 11.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10K/A.

Overview

        We provide optical touchscreen solutions for small to midsized handheld consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (OEMs) and Original Design Manufacturers (ODMs) who imbed our multi-touch with pen support touchscreen technology into electronic devices that they develop and sell such as mobile phones, e-book readers, mobile internet devices, global positioning systems (GPS), digital picture frames and micro PCs. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of multi-touch finger-based and pen input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2010, we had an accumulated deficit of $82.8 million and a working capital deficit (current assets less current liabilities, not including non-cash warrant liability) of $1.7 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the three months ended March 31, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling $1.2 million.  In April and May 2010, we raised an additional $533,000 through a private placement of convertible notes and stock purchase warrants under the same terms and conditions as the March 2010 private placement.

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

In addition to the immediate risks relating to our ability to continue as a going concern and to obtain funding under the current market conditions, we are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” in our Annual Report on Form 10K/A for the year ended December 31, 2009. Principal risks include risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three months ended March 31, 2010 and 2009  and as of March 31, 2010 and December 31, 2009 include the accounts of Neonode Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products were delivered and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.  On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three-month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000, which has been recognized as revenue in the first quarter of 2010.

We  derive revenue from the licensing of internally developed intellectual property (“IP”). We entered into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

Hardware Products:

We may from time-to-time develop custom hardware products for our customers that incorporate our touchscreen technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We will estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. To date, we have not sold any hardware products.

        Software Products:

We may derive revenues from software sales.  We will account for the licensing of software in accordance with accounting guidance and such guidance requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements.

For software license arrangements that do not require significant modification or customization of the underlying software, we will recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We initially will defer all revenue related to the software license and maintenance fees until such time that we are able to establish VSOE for these elements of our software products.  Revenue deferred under these arrangements will be recognized to revenue over the expected contract term. We will also continue to defer revenues that represent undelivered post-delivery engineering support until the engineering support has been completed and the software product is accepted.  To date, we have not sold any software products.

        Product Research and Development

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

        Stock-Based Compensation Expense

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

        Accounting for Debt Issued with Stock Purchase Warrants and Beneficial Conversion Features

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

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method which approximates the effective interest method.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period and, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to the accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features.

Similarly, if warrants meet the classification of liabilities in accordance with accounting guidance, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to Non-cash charges for conversion features and warrants.

Results of Operations

Net Revenues

Net revenue for the three months ended March 31, 2010 was $146,000. Our net revenue included $100,000 in fees for engineering design services and $46,000 for the sale of components related to our touch screen solution to our customers. We did not have any net revenues for the three months ended March 31, 2009.

Drivers of the touch screen market include mobile phones, laptops, tablet PCs, e-book readers, navigation screens, etc. The proliferation and mass market acceptance of touch screens have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments. The typical sales cycle is 9-18 months with new customers while existing customer lead times are typically 6-9 months. During the initial cycle, there are three phases: Evaluation, Design, and Commercial.  In the Evaluation phase, prospects validate the Neonode technology using a Neonode Evaluation kit and may produce short runs. During the design phase, true product development begins, with solution definition occurring as well.  This phase tends to be the longest and it should be noted that this phase is where delays typically occur, drawing out the term of the overall cycle.  In the final phase, Commercialization, the customer enters into full production mode, and Neonode books license revenue.

As of March 31, 2010, we do not have any signed technology license agreements with customers. We are in the final negotiations for the technology license agreements with two tier one OEMs and a tier one ODM who are incorporating our touch screen technology in eBooks and mobile phones. We have also developed prototype products and are engaged in product design discussions with several other tier one OEMs and ODMs who are in the process of qualifying our touch screen technology for incorporation in various products such as digital picture frames, GPS devices, eBook readers, Touch PC, mobile phones and mobile internet devices. The development and product release cycle for these products can take 6 months to one year.

Gross Margin (Loss)

Gross margin was $84,000 for the three months ended March 31, 2010 . Our cost of revenues include the direct cost of production of the components plus the costs of engineering consultants to complete the engineering design contract.

Product Research and Development

Product research and development expenses for the three month period ending March 31, 2010  were $410,000 compared to $221,000 for the same period in 2009.  Factors that contributed to the increase in R&D costs  include an increase in external consultancy and prototype materials costs related to customer development projects.

Sales and Marketing

 Sales and marketing expenses for the three month period ended March 31, 2009 were $31,000 compared to $58,000 for the same period in 2009. This decrease in 2010 as compared to 2009 is primarily related to a decrease in travel expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2010 were $340,000 compared to $403,000 for the same period in 2009. This decrease in 2010 as compared to 2009 is primarily related to a decrease in audit and legal expenses.

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

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,911,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For the quarter ended March 31, 2010, $1.6 million has been recorded as compensation expense in our condensed consolidated statements of operations and comprehensive loss.

Interest Expense

Interest expense for the three month period ended March 31, 2010 was $28,000 as compared to $3,000 for the same period ended March 31, 2009. The increase is primarily due to an increase in the debt outstanding from $139,000 at March 31, 2009 to $2.3 million at March 31, 2010

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants

Non-Cash valuation for Conversion Features and Warrants

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

On January 1, 2009, we adopted the new accounting guidance. We determined that the 2,118,599 outstanding warrants that include anti-dilution features fall under the new accounting guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense on the consolidated statement of operations and comprehensive loss.

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

During the three months ended March 31, 2009, we recorded a decrease in the previously recorded $67,000 liability related to the fair value of the outstanding warrants of $3,000. The expense reduction in included in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the consolidated statements of operations and comprehensive loss.

Related to the derivative liabilities associated with the conversion features and warrants issued in the 2009 and 2010 convertible debt financings, we recorded a net decrease in the carrying amount of those liabilities due to the changes in fair value. During the three months ended March 31, 2010 we recorded a gain of $1.2 million which was offset by $745,000 of expense related to recording of the derivative liability during the quarter, and $410,000 of amortization expense to the debt discounts.

Gain on conversion and forgiveness of accounts payable

We converted approximately $53,000 of our accounts payable to 792,912  shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as common stock additional paid in capital and the difference of $30,000 is include in gain on conversion and forgiveness of accounts payable on our condensed consolidated statements of operations and comprehensive loss.

Deemed Dividend to Preferred Stockholders

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1. 1million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. The fair value of the conversion of the 112,190.40 shares of Series A Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 53,922,072 shares of our common stock was $1.0 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval is included in Series A Preferred stock in the shareholders’ equity. On March 31, 2009, we recorded the $1.0 million increase in the fair value as an increase in common stock additional paid in capital and as a deemed dividend to preferred shareholders for the three months ended March 31, 2009.

 Loss on Troubled Debt Restructuring

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one  to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock at a later date was $4.7 million based on our stock price on March  31, 2009.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval  is included in Series A Preferred stock in the shareholders’ equity. On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in additional paid in capital and  as a loss on troubled debt restructuring  on our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the shareholders’ equity. On March 31, 2009,  we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and  as a Loss on Troubled Debt Restructuring on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

Income Taxes

Our effective tax rate was 0% in the three months ended March 31, 2010 and 2009, respectively.  We recorded valuation allowances for the three month periods ending March 31, 2010 and 2009 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $2.2 million for the three month period ended March 31, 2010, compared to a net loss of $5.0 million in the comparable period in 2009.

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

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

actual versus anticipated licensing of our technology;
our actual versus anticipated operating expenses;
the timing of our OEM customer product shipments;
the timing of payment for our technology licensing agreements;
our actual versus anticipated gross profit margin;
our ability to raise additional capital, if necessary; and
our ability to secure credit facilities, if necessary.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2009 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

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

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at March 31, 2010, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At March 31, 2010, we had cash of $426,000 as compared to $28,000 at December 31, 2009. In the three month period ended March 31, 2010, $645,000 of cash was used in operating activities, primarily as a result of our net loss increased decreased by the following non-cash items (in thousands):

Depreciation and amortization	$2
Stock-based compensation expense	1,619
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	(65)
Total net non-cash items included in cash used in our operations	$1,556

Working capital deficit was $1.7 million (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) at March 31, 2010, compared to working capital deficit of $1.9 million at December 31, 2009.

In the three month period ended March 31, 2010, we purchased $4,000 of fixed assets, consisting primarily of computers and engineering equipment.

During the three months ended March 31, 2010, we received proceeds from a private placement of convertible notes totaling $1.0 million and converted $163,000 of accounts payable to convertible debt that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 30,080,282 three year warrants to the convertible note holders with an exercise price of $0.04 per share.

In April and May 2010, we received a total of $533,000 in proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 26,625,000 shares of our common stock at a conversion price of $0.02 per share and 13,312,500 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding.

Historically, the majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. We will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. Our operations are not cash flow positive and we may be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the three months ended March 31, 2010, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

Despite the conclusion that disclosure controls and procedures were not effective as of the end of period covered by this report, the Chief Executive Officer and Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.

Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

●
adding personnel to our financial department, consultants, or other resources (including those with public company  reporting experience) to enhance our policies and procedures, including those related to revenue recognition;

●	exploring the suitability of further upgrades to our accounting system to complement the new management reporting system software described above; and
●
Management will perform an assessment of the effectiveness of our internal control over financial reporting and implement appropriate internal controls on weaknesses determined, if any, documenting, and then testing, the effectiveness of those controls.

PART II.  Other Information

ITEM  1.   Legal Proceedings

There are no updates to the previously disclosed information.

ITEM  2.   Unregistered Sales of Equity Securities

Senior Convertible Secured Notes- 2010

In the three months ended March 31, 2010, we received $1,040,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 60,160,564 shares of our common stock at a conversion price of $0.02 per share and 30,080,282 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd, a company controlled by Mr. Mats Dahlin, a member of the Board of Directors of Neonode Technologies AB, for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.
During the period ended March 31, 2010, Series A Preferred stockholders exchanged 18,021.93 shares of Series A Preferred stock for 8,661,880 shares of our common stock, and Series B Preferred stockholders exchanged 7,389.85 shares of Series B Preferred stock for 975,977 shares of our common stock.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit #	Description
2.1
Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated January 19, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 22, 2007 ) ( In accordance with Commission rules, we will furnish a copy of any omitted schedule to the Commission upon request )

2.2
Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated May 18, 2007, effective May 25, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 29, 2007 )

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

10.15	Note Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2008)
10.16	Share Exchange Agreement, dated December 30, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 31, 2008)
10.17	Series A Stock Subscription Agreement, dated December31, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 31, 2008)
10.18	Warrant Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 31, 2008)
10.19	Employment Agreement with Per Bystedt (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on April 15, 2009)
10.20	Employment Agreement with Thomas Eriksson (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on April 15, 2009)
10.21	Employment Agreement with Magnus Goertz (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on April 15, 2009)
10.22	Convertible Note Agreement, dated September 9, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September14, 2009 )
10.23	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009 )
10.24	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009 )

10.25	Convertible Note Agreement, dated January 18, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2010 )
10.26	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 23, 2010 )
10.27	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 23, 2010 )

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    + Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 24, 2010.

Neonode Inc. Registrant

Date: May 24, 2010	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)