Form 10-Q
period 2010-06-30
Neonode, Inc
filed 2010-08-12
CIK 87050

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2010, was 450,614,457.
The number of shares of the registrant’s Series A Preferred stock outstanding as of August 1, 2010 was 19,662.
The number of shares of the registrant’s Series B Preferred stock outstanding as of August 1, 2010 was 7,905.

NEONODE INC.

PART I.  Financial Information

Item 1. Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Current assets:	(Unaudited)
Cash	$191	$28
Accounts receivable	594	—
Prepaid expenses	32	58
Debt issuance costs	48	26
Other current assets	54	52
Total current assets	919	164

Property, plant and equipment, net	17	20
Other assets	--	28
Total assets	$936	$212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$536	$699
Accrued expenses	931	993
Deferred revenue	473	--
Convertible debt, net of discounts	1,555	361
Embedded derivatives of convertible debt and warrants	16,546	4,507
Total current liabilities	20,041	6,560

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Series A Preferred stock, 899,081 shares authorized with par value $0.001 per share; 19,662 and 86,142 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	186	841
Series B Preferred stock, 108,850 shares authorized with par value $0.001 per share; 8,054 and 17,265 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Common stock, 698,000,000 shares authorized with par value $0.001 per share; 450,594,760 and 416,472,328 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	451	416
Additional paid-in capital	76,938	73,048
Accumulated other comprehensive loss	(80)	(96)
Accumulated deficit	(96,600)	(80,557)
Total stockholders’ deficit	(19,105)	(6,348)
Total liabilities and stockholders’ deficit	$936	$212

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

Three months ended June 30,	Six months ended June 30,
2010	2009	2010	2009

Net sales	$123	$--	$269	$--
Cost of sales	104	--	166	--
Gross margin	19	--	103	--

Operating expenses:
Product research and development	220	211	630	432
Sales and marketing	56	81	87	139
General and administrative	363	235	703	638
Amortization of fair value of stock issued to
related parties for purchase of AB Cypressen	1,584	1,584	3,168	3,168

Total operating expenses	2,223	2,111	4,588	4,377
Operating loss	(2,204)	(2,111)	(4,485)	(4,377)
Other income (expense, net):
Interest and other income (expense), net	--	--	-	-	(30)
Interest expense	(50)	(3)	(78)	(6)
Gain on conversion and forgiveness of
accounts payable	--	--	--	30
Loss on troubled debt restructuring	--	--	--	(2,741)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(11,545)	22	(11,480)	25
Total other income (expense), net	(11,595)	19	(11,558)	(2,723)
Net loss	(13,799)	(2,092)	(16,043)	(7,100)
Deemed dividend to preferred stockholders	--	--	--	(1,035)
Net loss attributable to common stockholders	(13,799)	(2,092)	(16,043)	(8,135)
Foreign currency translation gain (loss)	11	(5)	16	(17)
Comprehensive loss	$(13,788)	$(2,097)	$(16,027)	$(7,117)
Loss attributable to common stockholders per common share:
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.08)
Basic and diluted – weighted average shares used in per share computations	431,990	180,831	425,390	102,022

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,043)	$(7,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,238	3,244
Stock issued in settlement	--	35
Depreciation and amortization	5	2
Loss on retirement of property and equipment	--	30
Loss on troubled debt restructuring	--	2,741
Gain on conversion to equity and forgiveness of accounts payable	--	(30)
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	11,480	(25)
Changes in operating assets and liabilities:
Accounts receivable	(629)	--
Other assets	(28)	(63)
Prepaid expenses	72	21
Accounts payable and accrued expenses	(3)	119
Deferred revenue	473	--
Net cash used in operating activities	(1,435)	(1,026)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4)	(17)
Net cash used in investing activities	(4)	(17)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,598	--
Proceeds from issuance of preferred stock	--	1,035
Net cash provided by financing activities	1,598	1,035
Effect of exchange rate changes on cash	4	(2)

Net increase (decrease) in cash	163	(10)

Cash at beginning of period	28	17
Cash at end of period	$191	$7
Supplemental disclosure of cash flow information:
Interest paid	$80	$6
Income Taxes
	$—	$—
Supplemental disclosure of non-cash transactions:
Fair value of conversion to common stock of Series A and B preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$—	$2,741

Fair value of warrants reclassified to derivative liability due to adoption of new accounting standard	$—	67

Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$—	23

Deemed dividend to investors who received Series A preferred stock related to corporate restructuring at December 31, 2008 based in the fair value of the conversion to common stock at March 31, 2009	$—	$1,035

Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of Neonode Technologies AB recorded as compensation expense	$—	$4,555

Fair value of shares of common stock and warrants issued to brokers in connection with financing, recorded as debt issuance costs	$52	$—

Debt discount recorded as part of 2010 financing transaction	$1,761	$—

Accounts payable converted in 2010 convertible debt offering	$163	$—

Exchange of preferred stock for common stock	$656	$—

Conversion of debt to common stock	$1	$—

Reduction of derivative liability upon conversion of debt	$3	$—

See notes to condensed consolidated financial statements

 NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.            Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of expected results for the full 2010 fiscal year.

The accompanying financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in our consolidated financial statements and the notes thereto for the year ended December 31, 2009.

Operations

We provide optical touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell; such as mobile phones, e-book readers, mobile internet devices, global positioning systems (GPS), digital picture frames and micro PCs. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. We believe that keyboards and keypads with moving parts will become obsolete for handheld devices and that our touchscreen solutions will be at the forefront of a new wave of finger-based and pen input technologies that will enable the user to interact and operate everything from small mobile devices to large industrial applications using a combination of touches, swipes, and hand gestures.

Liquidity

       The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of June 30, 2010, we had an accumulated deficit of $96.6 million and a working capital deficit (current assets less current liabilities, not including embedded derivatives of convertible debt and warrant) of $2.6 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the six months ended June 30, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling $1.6 million (see Note 3).

There is no assurance that we will be successful in obtaining sufficient funding in the future on acceptable terms, if at all. If we are unable to secure additional funding and/or our stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include but are not limited to collectibility of accounts receivable, recoverability of long-lived assets, the fair value of embedded derivatives, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible notes payable. Debt issuance costs are amortized over the term of the financing instrument on a straight line basis, which approximates the effective interest method.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. An allowance for doubtful accounts was not necessary at June 30, 2010.

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

Long- Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At June 30, 2010, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other (expense) income. For the periods ended June 30, 2010 and 2009, we had no foreign currency transaction gains or losses.

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

Our accounts receivable as of June 30, 2010 and our revenue for the three months ended June 30, 2010 was earned from one customer. Our revenue for the six months ended June 30, 2010 was earned from two customers. We collected the accounts receivable outstanding as of June 30, 2010 on July 18, 2010.

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

Revenue Recognition

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were preformed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.  On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three-month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000, which has been recognized as revenue in the six months ended June 30, 2010.  The technology license agreement that we signed with an OEM on June 18, 2010 included payment related to engineering services we provided in the development of a touchscreen application for a series of e-book readers. Through June 30, 2010 we earned approximately $116,000 under this agreement, which has been recognized as revenue in the three and six months ended June 30, 2010.

               Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. On June 18, 2010, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of e-book readers. In conjunction with the signing of this technology license agreement, the OEM issued an initial purchase order for $473,000 of touchscreen licenses. We are deferring the technology license fee revenue until such time as the 180-day warranty period expires. During the warranty period, the Company agrees to correct software issues, as detailed in the technology license agreement.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2010 was $9,000. We did not have any external advertising costs for the six months ended June 30, 2009.

Product Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consulting costs such as testing, certifying and measurements.

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

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

We account for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. The relative fair value of the warrants are recorded as a debt discount and amortized to expense over the life of the related debt using the straight line method which approximates the effective interest method. At each balance sheet date, we make a determination if these warrant instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2010 and December 31, 2009. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2010 and December 31, 2009, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2010 and 2009 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component in stockholders’ deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations and OCI was 7.58 and 8.15 Swedish Krona to one U.S. Dollar for the three months ended June 30, 2010 and 2009, respectively. The weighted average exchange rate for the consolidated statements of operations and OCI was 7.39 and 8.16 Swedish Krona to one U.S. Dollar for the six months ended June 30, 2010 and 2009, respectively. The weighted average exchange rate for the consolidated balance sheets was 7.77 and 7.21 Swedish Krona to one U.S. Dollar as of June 30, 2010 and December 31, 2009, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, payables and derivatives are deemed to approximate fair value due to their short maturities. The carrying amounts of convertible debt cannot be reasonably determined since no quoted market prices exist for these instruments and quoted prices for similar instruments cannot be located.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605, Revenue Recognition, which describes the accounting for multiple-element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its condensed consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver product’s essential functionality from scope of ASC Topic 985 Software, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the impact that ASU 2009-14 will have on its condensed consolidated financial statements.

3.            Convertible Debt

Our convertible debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009

Senior Convertible Secured Notes - 2007	$139	$139
Senior Convertible Secured Notes - 2009	987	987
Senior Convertible Secured Notes - 2010	1,761	--
Total	2,887	1,126

Less: unamortized debt discounts	(1,332)	(765)

Convertible debt	$1,555	$361

Future maturities of notes payable (in thousands):

Future Maturity of Notes Payable
Year ended December 31, 2010	$2,887
Total principal payments	$2,887

 Senior Convertible Secured Notes - 2007

At June 30, 2010 and December 31, 2009, we had $139,000 of three-year convertible promissory notes bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share. The Senior Convertible Secured Notes – 2007 are due August 26, 2010 at which time we plan to retire the principal amount of the notes plus any accrued interest.

Senior Convertible Secured Notes - 2009

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 49,349,151 shares of our common stock at a conversion price of $0.02 per share (the “Convertible Notes - 2009”). Included in the convertible notes was approximately $79,000 of related-party accruals that were converted to these notes.  The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. The Convertible Notes - 2009 are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 24,674,576 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. We paid $35,000 of accrued interest related to these convertible notes on June 30, 2010.

The embedded conversion feature of the convertible debt of the Convertible Notes – 2009 meets the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features are revalued on each balance sheet date and marked to market with the adjusting entry to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations.

The fair value of the embedded conversion feature of the Convertible Notes – 2009 totaled $2.2 million on the dates of issuance of the convertible debt. The $2.2 million fair value of the conversion feature is included in the account entitled embedded derivatives of convertible debt and warrants on our consolidated balance sheet.  We recorded a debt discount of $987,000 and the excess fair value was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations (totaling $1.2 million) for the year ended December 31, 2009. The embedded conversion feature was valued on the dates we received the proceeds using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at the dates of issuance ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 1.13%.

The $987,000 debt discount is being amortized to expense over the 15-month term of the debt on a straight-line basis, which approximates the effective interest method. Included in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations for the period ended June 30, 2010 is $191,000 and $380,000 related to three and six months of amortization of the debt discount, respectively.

On December 31, 2009, we issued a warrant to purchase 1,305,740 of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the 1,305,740 shares of common stock was $26,000 on the date of issuance and was recorded as debt issuance costs and included in current assets in the accompanying consolidated balance sheet as of June 30, 2010 and December 31, 2009. Amortization for the three and six months ended June 30, 2010 was $6,500 and $13,000, respectively.  The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 2.7 years, volatility of 267.66%, and a risk-free interest rate of 1.13%.

Senior Convertible Secured Notes - 2010

In the six months ended June 30, 2010, we received $1,598,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 88,035,564 shares of our common stock at a conversion price of $0.02 per share and 44,017,782 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. On May 27, 2010, an investor converted $1,600 of convertible note and accrued interest and was issued 78,390 shares of our common stock pursuant to the terms of the convertible note. We paid $35,000 of accrued interest related to these convertible notes on June 30, 2010.

Mr. Per Bystedt, our Chief Executive Officer, purchased $16,000 of convertible notes as part of the financing transaction that may be converted into 819,500 shares of our common stock and also received a warrant that, when exercised, can be converted into 409,750 shares of our common stock at a conversion price of $0.04 per share. In addition, Iwo Jima SARL, a related party, converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services into convertible notes that may be converted into 8,167,614 shares of our common stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our common stock at a conversion price of $0.04 per share. We are not obligated to register the common stock related to the convertible debt or the warrants.

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

The value of the embedded conversion feature and warrants using the Black-Scholes option pricing model were $1.6 million and $1.2 million, respectively, as of June 30, 2010. We initially recorded a debt discount of $1.6 million and recorded $1.0 million of additional interest expense to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants. The assumptions used for the Black-Scholes option pricing model for the conversion feature as of June 30, 2010 were a term of 0.50 year, volatility of 168%, and a risk-free interest rate of 0.19%.  Because there are not enough unissued authorized shares to settle all currently outstanding equity instruments, the warrants issued with the debt are also recorded as a derivative liability. The assumptions used for the Black-Scholes option pricing model for the warrants as of June 30, 2010 were a term of 2.80 years, volatility of 1.99%, and a risk-free interest rate of 1.17%. Included in non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2010 is $370,000 and $583,000 of amortized debt discounts.

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock at an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  The aggregate fair value of the shares and warrant on the grant date was $52,000, which was recorded as debt issuance costs and will be amortized to interest expense over the remaining term of the convertible notes. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model were a term of 2.9 years, volatility of 258.33%, and a risk-free interest rate of 1.13%. For the three and six months ended June 30, 2010, we amortized $16,000 and $17,000, respectively, of these debt issuance costs.

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

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the 875,000 shares of common stock is $26,000 based on our common stock closing price on the date of issuance. The $26,000 fair value is included in common stock and additional paid- in capital and debt issuance costs on the condensed consolidated balance sheets. The $26,000 fair value of the warrants is included in embedded derivatives of convertible debt and warrants and debt issuance costs on the condensed consolidated balance sheets (See Note 3).

During the six months ended June 30, 2010, Series A Preferred stockholders exchanged 66,480 shares of Series A Preferred stock for 31,952,258 shares of our common stock, and Series B Preferred stockholders exchanged 9,209 shares of Series B Preferred stock for 1,216,377 shares of our common stock.

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

Voting: The holders of shares of Series A Preferred stock and Series B Preferred stock shall have one vote for each share of Series A Preferred stock and Series B Preferred stock held by them.

Conversion:
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

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,611,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For each of the three and six months ended June 30, 2010 and 2009, $1,584,000 and $3,168,000, respectively, has been recorded as compensation expense in our condensed consolidated statements of operations.

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

Conversion of Preferred Stock Issued in the December 31, 2008 Financing Transaction to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of June 30, 2010.

	Shares of Preferred Stock Not Exchanged as of June 30, 2010	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2010

Series A Preferred stock	19,661.84	480.63	9,450,296
Series B Preferred stock	8,054.48	132.07	1,063,709
Total Remaining Not Exchanged	27,716.32		10,514,005

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

Level 3: Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model using the following assumptions:

For the six months
ended June 30, 2010

Annual dividend yield	-
Expected life (years)	0.16 - 3.00
Risk-free interest rate	0.16% - 1.64%
Expected volatility	122% - 234%

        The following table shows the classification of our liabilities at June 30, 2010 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2009 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

December 31, 2009	$4,507
New derivatives added in connection with issuance of debt and equity	2,804
Derivatives reclassified to equity	(2)
Net increase in fair value	9,237
June 30, 2010	$16,546

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

Stock Options

As of June 30, 2010, we had four equity incentive plans:

• The 1996 Stock Option Plan (the “1996 Plan”), which expired in January 2006;
• The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008 ;
• The 2007 Neonode Stock Option Plan (the “Neonode Plan”), we will not grant any additional equity awards out of the Neonode Plan; and
• The 2006 Equity Incentive Plan (the “2006 Plan”).

We also had one non-employee director stock option plan as of June 30, 2010:

• The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”).
A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2010	497,095	$1.42 - 27.50	$4.15
Granted	---	---	---
Cancelled or expired	(2,000)	$13.95	$13.95
Exercised	---	---	---
Outstanding at June 30, 2010	495,095	$1.42 -27.50	$4.11

The aggregate intrinsic value of the 495,095 stock options that are outstanding, vested and expected to vest at June 30, 2010 is $0.

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

We did not grant any stock options to employees or members of our Board of Directors (Board) during the six months ended June 30, 2010 and 2009.

Salary expense for the three and six months ended June 30, 2010 and 2009 includes a stock compensation charge relating to the above previously issued employee and director stock options. The fair value of the options at the date of issuance was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

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

	Three months ended June 30, 2009	Three months ended June 30, 2010
Stock-based compensation, included in general and administrative expense	$41	$35

	Six months ended June 30, 2009	Six months ended June 30, 2010	Remaining unamortized expense at June 30, 2010
Stock-based compensation, included in general and administrative expense	$77	$70	$158

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.1 years.

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

Stock Warrants

The following table summarizes outstanding warrants at June 30, 2010:

Outstanding Warrants as of June 30, 2010

Description	Issue Date	Exercise Price	Shares	Expiration Date
September 2007 Investor Warrants	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Broker Warrants	5/20/2008	$0.02	45,133,832	5/20/2013
May 2008 Investor Warrants	5/22/2008	$0.02	107,014,930	5/20/2013
August 2009 Employee Warrants	8/25/2009	$0.02	15,660,000	8/25/2016
September 2009 Investor Warrants	9/15/2009	$0.04	20,921,600	9/15/2012
October 2009 Investor Warrants	10/15/2009	$0.04	3,052,976	10/15/2012
December 2009 Investor Warrants	12/15/2009	$0.04	700,000	12/15/2012
Broker Warrants for 2009 Debt	12/31/2009	$0.04	1,305,740	12/31/2012
2010 Investor Warrants issued in 1Q 210	3/31/2010	$0.04	30,080,282	3/31/2013
2010 Investor Warrants issued in 2Q 2010	6/30/2010	$0.04	13,937,500	6/30/2013
Broker warrants for 2010 Debt	3/21/2010	$0.04	875,000	3/21/2013
Total warrants outstanding			238,687,664

The outstanding warrants related to the 2008 financing transactions contain price protection features whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issue warrants or convertible instruments, with certain exceptions, at a lower exercise price or conversion price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price and the warrants exercisable would increase so that the total required cash investment of the warrant holder remains unchanged. During the quarter ended September 2009, we issued convertible notes to investors in the September 2009 convertible debt financing transaction convertible at $0.02 per share and this issuance triggered the price protection provision related to the original 2,118,599 previously outstanding price protected warrants; as such, we reduced the exercise price of the 2,118,599 warrants to $0.02 per share and increased the warrant shares to 152,148,762. No further resets have occurred through June 30, 2010.

We granted 15,660,000 stock purchase warrants to employees and  members of our Board on August 25, 2009.  The stock purchase warrants have an exercise price equal to $0.02 per share, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees and members of our Board has not been registered for resale. The $305,000 fair value of the stock purchase warrants granted to employees or members of our Board was calculated using the Black-Scholes option pricing model on the date of grant and is included in stock based compensation expense for the twelve months ended December 31, 2009 and Shareholders’ Equity on the Condensed Consolidated Balance Sheets as Common Stock Additional Paid In Capital as of December 31, 2009.

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

On January 1, 2009, the fair value of the outstanding warrants was $67,000 and was recorded as a liability in the account entitled embedded derivatives of convertible debt and warrants with the corresponding reduction to additional paid-in capital.  The assumptions used for the Black-Scholes option pricing model at January 1, 2009 were a term of 4.3 years, volatility of 143.12%, and a risk-free interest rate of 1.46%.

   During the quarter ended June 30, 2009, we recorded an decrease related to the fair value of the outstanding warrants of $25,000 as expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss. The fair value of the outstanding warrants was $42,000 on June 30, 2009. The assumptions used for the Black-Scholes option pricing model for the quarter ended June 30, 2009 used a term of 3.5 years, volatility of 180%, and a risk-free interest rate of 1.8%.

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

During the fourth quarter of 2009, we issued additional convertible debt with warrants to a broker.  As we no longer had enough unissued authorized shares to settle all outstanding equity instruments, we classified the warrants issued to the debt holder and broker as liabilities.  The fair value of those warrants was $214,000, which was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and valuation of conversion features and warrants on our consolidated statement of operations for the year ended December 31, 2009.

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

During the six months ended June 30, 2010, we issued additional convertible debt with warrants and also warrants to a broker. The fair value of those warrants on the dates of grant and as of June 30, 2010 was approximately $1.2 million and $2.2 million, respectively. As we no longer have sufficient unissued authorized shares to settle all outstanding equity instruments, the warrants have been classified as liabilities (see Notes 3 and 5).

7.            Commitments and Contingencies

        Indemnities and Guarantees

        We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of June 30, 2010 and December 31, 2009, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2010 and December 31, 2009, respectively.

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

On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in us.  Mr. Berman, who was a client of Empire, invested $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 162,900 shares totaling $251,082 in the aftermarket. We believe that the action has no merit and intend to defend vigorously against the action. On March 5, 2010, the Supreme Court of the State of New York dismissed a portion of this lawsuit pursuant to a motion that we filed. Our D&O insurance provider has extended coverage and will cover the costs of legal representation, subject to payment of the retention amount.

Our D&O insurance policy provides for a retention amount of $150,000, and we accrued a provision for legal expense and accounts payable totaling $150,000 at June 30, 2010 and December 31, 2009, respectively, related to the potential payment of the retention under our D&O insurance policy that includes our maximum cash liability for both the Empire and Berman lawsuits.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  We accrued the total amount of the lawsuit $109,000 at June 30, 2010 and December 31, 2009. On June 2, 2010, the court set aside the entry of default and subsequently referred the Company and Xerox to participate in non-binding arbitration that is scheduled for August 18, 2010.

8.            Net Loss Per Share

Basic net loss per common share for the three and six months ended June 30, 2010 and 2009 was computed by dividing the net loss attributable to common stockholders for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 495,000 and 497,000 outstanding stock options, 239 million and 2.1 million outstanding stock warrants, 10.5 million and 136.4 million shares issuable upon conversion of preferred stock and 138.2 million and no shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	For the three months ended June 30,
	2010	2009
BASIC AND DILUTED
Weighted average number of common shares outstanding	431,990	180,831
Number of shares for computation of net loss per share	431,990	180,831
Net loss attributable to common stockholders	$(13,799)	$(2,092)
Net loss per share basic and diluted	$(0.03)	$(0.01)

(in thousands, except per share amounts)	For the six months ended June 30,
	2010	2009
BASIC AND DILUTED
Weighted average number of common shares outstanding	425,390	102,022
Number of shares for computation of net loss per share	425,390	102,022
Net loss attributable to common stockholders	$(16,043)	$(8,135)
Net loss per share basic and diluted	$(0.04)	$(0.08)

9.            Segment Information

We have one reportable segment, as defined in accounting guidance.  All of our sales for the three and six months ended June 30, 2010 were to customers located outside the United States.

10.          Related Party Transactions

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 82.4 million shares of our common stock, or approximately 12%, of the Company’s outstanding shares of common stock as of December 31, 2009 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.  Mr. Bystedt purchased $16,000 of convertible notes as part of the 2010 convertible debt financing transaction that may be converted into 819,500 shares of our common stock and also received a warrant that, when exercised, can be converted into 419,750 shares of our common stock at a conversion price of $0.04 per share.  Mr. Bystedt through his company, Iwo Jima SARL, entered into a consulting agreement in lieu of an employment agreement with us whereby he has earned a total of $108,000 for his services for the six months ended June 30, 2010. We did not pay any of the amounts owed to Iwo Jima SARL during the six months ended June 30, 2010, and $108,000 is included in our accrued expenses at June 30, 2010. In addition, Iwo Jima SARL converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services as of December 31, 2009 into convertible notes that may be converted into 8,167,614 shares of our common stock and also received a warrant that, when exercised, can be converted into 4,083,807 shares of our common stock at a conversion price of $0.04 per share.

 Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB, and a member of our Board and is the beneficial owner of Wirelesstoys AB. Mr. Eriksson through his company, Wirelesstoys AB, entered into a consulting agreement in lieu of an employment agreement with us whereby he has earned a total of $108,000 for his services for the six months ended June 30, 2010. We paid $54,000 of the amount owed to Wirelesstoys AB during the six months ended June 30, 2010, and $54,000 is included in our accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2010.

Mr. Magnus Goertz, one of our founders, and is the beneficial owner of Athemis Ltd. Mr. Goertz, through his company, Athemis Ltd, entered into a consulting agreement in lieu of an employment agreement with us whereby he has earned a total of $108,000 for his services for the six months ended June 30, 2010. We paid $61,000 of the amount owed to Athemis Ltd. during the six months ended June 30, 2010. A total of $117,000, that is comprised of $47,000 of the unpaid earnings for the six months ended June 30, 2010 plus an additional $72,000 unpaid earnings from the year ended December 31, 2009, is included in our accrued expenses in the accompanying condensed consolidated balance sheet  at June 30, 2010.

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. Davisa Ltd purchased a total of $138,000  convertible notes as part of the 2010 convertible debt financing transaction that may be converted, at the option of Davisa Ltd, into 6,903,700 shares of our common stock and also received warrants that, when exercised, can be converted into 3,451,850 shares of our common stock at a conversion price of $0.04 per share. On March 23, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the 2010 convertible debt financing transaction.  During the six months ended June 30, 2010, the Company incurred approximately $11,000 for consulting services from Mr. Dahlin which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2010.

11.          Subsequent Events

In July 2010, we signed license agreements with two other OEMs. The future license revenue related to these license agreements will be recognized after the 90-daywarranty period expires.

On July 19, 2010, a holder of 149.14 shares of our Series B preferred stock converted these shares into 19,697 shares of our common stock.

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no further subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of June 30, 2010, we had an accumulated deficit of $96.6 million and a working capital deficit (current assets less current liabilities, not including non-cash warrant liability) of $2.6 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the six months ended June 30, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling $1.6 million.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 and as of June 30, 2010 and December 31, 2009 include the accounts of Neonode Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our products were delivered and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.  On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three-month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000, which has been recognized as revenue in the six months ended June 30, 2010.  The technology license agreement that we signed with an OEM on June 18, 2010 included payment related to engineering services we provided in the development of a touchscreen application for a series of e-book readers. Through June 30, 2010 we earned approximately $116,000 under this agreement, which has been recognized as revenue in the three and six months ended June 30, 2010.

               Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. On June 18, 2010, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of e-book readers. In conjunction with the signing of this technology license agreement, the OEM issued an initial purchase order for $473,000 of touchscreen licenses. We are deferring the technology license fee revenue until such time as the 180-day warranty period expires. During the warranty period, the Company agrees to correct software issues, as detailed in the technology license agreement.

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

        Long- Lived Assets

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

Results of Operations

Net Revenues

Net revenue for the three and six months ended June 30, 2010 was $123,000 and $ 269,000 respectively. Our net revenue for the three and six months ended June 30, 2010 included $120,000 and $220,000 in fees for engineering design services and $4,000 and $45,000 for the sale of components, respectively, related to our touch screen solution for our customers. We did not have any net revenues for the three and six months ended June 30, 2009.

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

As of June 30, 2010, we signed one technology license agreement with a customer. We signed two additional technology license agreements with global OEMs in July and are in the final negotiations for technology license agreements with two additional global OEMs. We have also developed prototype products and are engaged in product engineering design discussions with several other global OEM and ODMs who are in the process of qualifying our touch screen technology for incorporation in various products such as digital picture frames, GPS devices, e-book readers, Touch PC, mobile phones and mobile internet devices. The development and product release cycle for these products can take six months to one year.

Gross Margin (Loss)

Gross margin was $19,000 and $103,000 for the three and six months ended June 30, 2010, respectively. Our cost of revenues includes the direct cost of production of the components plus the costs of engineering consultants to complete the engineering design contract.

Product Research and Development

Product research and development expenses for the three and six months ending June 30, 2010 were $220,000 and $630,000 compared to $211,000 and $432,000 for the same periods in 2009.  Factors that contributed to the increase in R&D costs include an increase in external consultancy and prototype materials costs related to customer development projects.

Sales and Marketing

 Sales and marketing expenses for the three and six month ended June 30, 2010 were $56,000 and $87,000 compared to $81,000 and $139,000 for the same periods in 2009, respectively. This decrease in 2010 as compared to 2009 is primarily related to a decrease in travel expenses.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2010 were $363,000 and $703,000 compared to $235,000 and $638,000 for the same periods in 2009, respectively. This increase in 2010 as compared to 2009 is primarily related to an increase in audit and legal expenses.

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

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,911,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. For each of the three and six months ended June 30, 2010, $1.6 million and $3.2 million, respectively, has been recorded as compensation expense in our condensed consolidated statements of operations and comprehensive loss.

Interest Expense

Interest expense for the three and six month ended June 30, 2010 was $50,000 and $78,000 as compared to $3,000 and $6,000 for the same periods in 2009, respectively. The increase is primarily due to an increase in the debt outstanding from $139,000 at June 30 2009 to $2.9 million at June 30, 2010, plus the amortization of debt discount.

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

During the six months ended June 30, 2009, we recorded a decrease in the previously recorded $67,000 liability related to the fair value of the outstanding warrants of $3,000. The expense reduction is included in “Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the consolidated statements of operations and comprehensive loss.

Related to the derivative liabilities associated with the conversion features and warrants issued in the 2009 and 2010 convertible debt financings, we recorded a net increase in the carrying amount of those liabilities due to the changes in fair value. During the three and six months ended June 30, 2010 we recorded a loss of $10.4 million and $9.2 million, respectively. The loss of $10.4 million for the six month was partially offset by a $1.2 million gain recorded in the quarter ended March 31, 2010. We also recorded $276,000 and $1.0 million of expense related to recording of the derivative liability and $558,000 and $1.8 million of amortization expense to the debt discounts for the three and six months ended June 30, 2010, respectively.

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

Deemed Dividend to Preferred Stockholders

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1. 1million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. The fair value of the conversion of the 112,190.40 shares of Series A Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 53,922,072 shares of our common stock was $1.0 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval is included in Series A Preferred stock in the shareholders’ equity. On March 31, 2009, we recorded the $1.0 million increase in the fair value as an increase in common stock additional paid in capital and as a deemed dividend to preferred shareholders for the six months ended June 30, 2009.

 Loss on Troubled Debt Restructuring

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 411,190,010 shares of our common stock.

The fair value of the conversion of the 244,265.56 shares of Series A Preferred shares issued to the convertible debt holders that will be converted to 117,401,356 shares of our common stock at a later date was $4.7 million based on our stock price on March 31, 2009.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval is included in Series A Preferred stock in the shareholders’ equity. On March 31, 2009,  we recorded the $2.3 million increase in the fair value as an increase in additional paid in capital and  as a loss on troubled debt restructuring  on our condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to 12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval  is included in Series B Preferred stock in the shareholders’ equity. On March 31, 2009, we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Loss on Troubled Debt Restructuring on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

Income Taxes

Our effective tax rate was 0% in the three and six months ended June 30, 2010 and 2009, respectively.  We recorded valuation allowances for the six month ending June 30, 2010 and 2009 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $13.8 million and $16.0 million for the three and six months ended June 30, 2010, compared to a net loss of $2.1 million and $8.1 million  in the comparable periods in 2009, respectively.

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

On December 31, 2008, we completed certain refinancing and capital raising transactions, acquired Neonode Technologies AB, and began operations with a primary focus on licensing our touchscreen technology to third party OEM customers. We currently have two active customers for our touchscreen technology. In most circumstances our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from those technology license agreements.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at June 30, 2010, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At June 30, 2010, we had cash of $191,000 as compared to $28,000 at December 31, 2009. In the six months ended June 30, 2010, $1.4 million of cash was used in operating activities, primarily as a result of our net loss increased decreased by the following non-cash items (in thousands):

Depreciation and amortization	$5
Stock-based compensation expense	3,238
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	11,480
Total net non-cash items included in cash used in our operations	$14,723

Working capital deficit was $2.6 million (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) at June 30, 2010, compared to working capital deficit of $1.9 million at December 31, 2009.

In the six months ended June 30, 2010, we purchased $4,000 of fixed assets, consisting primarily of computers and engineering equipment.

During the six months ended June 30, 2010, we received proceeds from a private placement of convertible notes totaling $1.6 million and converted $163,000 of accounts payable to convertible debt that can be converted, at the holder’s option, into 88,035,564 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 44,017,782 three year warrants to the convertible note holders with an exercise price of $0.04 per share.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the six months ended June 30, 2010, management determined that we had the following material weaknesses: (1) inability to properly account for certain financing transactions, including convertible debt and derivative financial instruments and (2) having  no formalized documentation of our internal control policies and procedures, primarily due to the small size of our accounting department. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the first six months of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  We accrued the total amount of the lawsuit $109,000 at June 30, 2010 and December 31, 2009. On June 2, 2010, the court set aside the entry of default and subsequently referred the Company and Xerox to participate in non-binding arbitration that is scheduled for August 18, 2010.

ITEM  2.   Unregistered Sales of Equity Securities

Senior Convertible Secured Notes- 2010

In the three months ended June 30, 2010, we received $558,000 in cash proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 27,875,000 shares of our common stock at a conversion price of $0.02 per share and 13,937,500 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes are due on December 31, 2010 and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants.

During the three months ended June 30, 2010, Series A Preferred stockholders exchanged 48,458 shares of Series A Preferred stock for 23,290,378 shares of our common stock, and Series B Preferred stockholders exchanged 1,820 shares of Series B Preferred stock for 240,400 shares of our common stock.

On May 27, 2010, an investor converted $1,600 of convertible note and accrued interest and was issued 78,390 shares of our common stock pursuant to the terms of the convertible note.

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
 + Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 2010.

Neonode Inc. Registrant

Date: August 12, 2010	By:	/s/ Per Bystedt
Per Bystedt
Chief Executive Officer

Date: August 12, 2010	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)