Form 10-Q
period 2010-09-30
Neonode, Inc
filed 2010-11-22
CIK 87050

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒          Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of November 20, 2010, was 544,543,736.
The number of shares of the registrant’s Series A Preferred stock outstanding as of November 20, 2010 was 4,139.
The number of shares of the registrant’s Series B Preferred stock outstanding as of November 20, 2010 was 3,508.

NEONODE INC.

INDEX TO SEPTEMBER 30, 2010 FORM 10-Q

PART I	Financial Information
	Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Audited)		3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2010 and 2009		4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009		5 - 6

	Notes to Condensed Consolidated Financial Statements		7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	Item 4	Controls and Procedures	39

PART II	Other Information

	Item 1	Legal Proceedings	40

	Item 2	Unregistered Sales of Equity Securities	40

	Item 6	Exhibits	41

	SIGNATURES		42

	EXHIBITS

PART I.  Financial Information

Item 1. Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Current assets:	(Unaudited)
Cash	$271	$28
Accounts receivable	55	-
Prepaid expenses	166	58
Debt issuance costs, net	31	26
Other current assets	74	52
Total current assets	597	164

Property, plant and equipment, net	23	20
Other assets	-	28
Total assets	$620	$212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$509	$699
Accrued expenses	1,198	993
Deferred revenue	475	-
Convertible debt, net of discounts	2,303	361
Embedded derivatives of convertible debt and warrants	12,458	4,507
Total current liabilities	16,943	6,560

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Series A Preferred stock, 899,081 shares authorized with par value $0.001 per share; 4,139 and 86,142 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	35	841
Series B Preferred stock, 108,850 shares authorized with par value $0.001 per share; 3,508 and 17,265 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 698,000,000 shares authorized with par value $0.001 per share; 482,883,923 and 416,472,328 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	483	416
Subscription receivable	(204)	-
Additional paid-in-capital	88,679	73,048
Accumulated other comprehensive loss	(170)	(96)
Accumulated deficit	(105,146)	(80,557)
Total stockholders’ deficit	(16,323)	(6,348)
Total liabilities and stockholders’ deficit	$620	$212

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

Three months ended September 30,	Nine months ended September 30,
2010	2009	2010	2009

Net revenues	$90	$--	$359	$--
Cost of revenues	47	--	213	--
Gross margin	43	--	146	--

Operating expenses:
Product research and development	225	171	855	603
Sales and marketing	123	118	210	257
General and administrative	822	482	1,525	1,120
Amortization of fair value of stock issued to
related parties for purchase of AB Cypressen	--	1,584	3,168	4,752

Total operating expenses	1,170	2,355	5,758	6,732
Operating loss	(1,127)	(2,355)	(5,612)	(6,732)
Other income (expense, net):
Interest and other income (expense), net	-	-	-	-	(30)
Interest expense	(84)	(14)	(162)	(20)
Gain on conversion and forgiveness of
accounts payable	-	-	-	30
Loss on troubled debt restructuring	-	-	-	(2,741)
Loss on extinguishment of debt	(356)	-	(356)	-
Non-cash items related to debt discounts and
deferred financing fees, and the
valuation of conversion features and warrants	(6,979)	(6,918)	(18,459)	(6,893)
Total other income (expense), net	(7,419)	(6,932)	(18,977)	(9,655)
Net loss	(8,546)	(9,287)	(24,589)	(16,387)
Deemed dividend to preferred stockholders	-	-	-	(1,035)
Net loss attributable to common stockholders	(8,546)	(9,287)	(24,589)	(17,422)
Foreign currency translation loss	(90)	(11)	(74)	(85)
Comprehensive loss	$(8,636)	$(9,298)	$(24,663)	$(17,506)
Loss attributable to common stockholders per common share:
Basic loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.09)
Basic – weighted average shares used in per share computations	453,258	387,553	434,771	191,151
Diluted loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.09)
Diluted – weighted-average shares used in per share computations	453,258	387,553	434,771	191,151

See notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(24,589)	$(16,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,275	5,170
Fair value of common stock and warrants issued in settlements	—	35
Fair value of shares issued in settlement	563	—
Depreciation and amortization	7	2
Loss on retirement of property and equipment	—	30
Loss on troubled debt restructuring	—	2,741
Loss on extinguishment of debt	356	--
Gain on conversion to equity and forgiveness of accounts payable	—	(30)
Debt discounts deferred financing fees and the valuation of conversion features and warrants	18,518	6,894
Changes in operating assets and liabilities:
Accounts receivable	(51)	—
Other assets	(32)	(43)
Prepaid expenses	(60)	(16)
Accounts payable and accrued expenses	117	97
Deferred revenue	436	—
Net cash used in operating activities	(1,460)	(1,507)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8)	(17)
Net cash used in investing activities	(8)	(17)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,597	785
Proceeds from exercise of warrants	101	—
Proceeds from issuance of preferred stock	—	1,035
Net cash provided by financing activities	1,698	1,820
Effect of exchange rate changes on cash	13	(4)

Net increase in cash	243	292

Cash at beginning of period	28	17
Cash at end of period	$271	$309
Supplemental disclosure of cash flow information:
Interest paid	$76	$9
Supplemental disclosure of non-cash transactions:
Fair value of conversion to common stock of Series A and B preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$—	$2,741

Fair value of warrants reclassified to derivative liability due to adoption of new accounting standard	$—	$67

Fair value of 762,912 shares of common stock issued to convert accounts payable to equity	$—	$23

Deemed dividend to investors who received Series A preferred stock related to corporate restructuring at December 31, 2008 based in the fair value of the conversion to common stock at March 31, 2009	$—	$1,035

Fair value of conversion to common stock of 495,000 shares of Series A Preferred stock issued to related parties for 100% of Neonode Technologies AB recorded as compensation expense	$—	$4,555

Debt discount recorded as a result of derivative conversion feature	$—	$836

Conversion of related party accrued expenses to convertible notes payable	$—	$51

Reclassification of derivative liability to additional paid-in-capital	$10,417	$—

Fair value of shares of common stock and warrants issued to brokers in connection with financing, recorded as debt issuance costs and debt discount	$128	$—

Debt discount recorded as part of 2010 financing transaction	$1,761	$—

Accounts payable converted in 2010 convertible debt offering	$163	$—

Exchange of preferred stock for common stock	$806	$2,692

Conversion of debt to common stock	$93	$—

Debt issuance costs recorded in connection of debt extinguishment	$8	$—

Reduction of derivative liability upon conversion of debt	$150	$—

See notes to condensed consolidated financial statements

 NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.          Interim Period Reporting

The unaudited interim condensed consolidated financial statements of Neonode Inc. (the “Company”, “we”, ”us”, or “our”) include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of expected results for the full 2010 fiscal year.

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our consolidated financial statements and the notes thereto for the year ended December 31, 2009.

Operations

We provide optical touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. Our patented zForce technology offers a number of benefits compared to other touch screen technologies. Our optical infrared technology offers clients a low cost and more functional alternative to other systems. Our solution also consumes less power than competitor's screens, is able to function in a wide temperature range, requires no screen overlay and thus offers a much clearer picture while at the same time accommodating multi-touch functionality.

Our technology licensing model allows us to solely focus on the development of solutions for multi-touch enabled screens and thus we do not have to contend with the financial and logistical burden of manufacturing products, this is all handled by the ODM/OEM clients. We license the right to use zForce and software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce multi-touch product is our latest release and is currently being integrated into several products such as mobile phones, mobile internet devices, e-readers, digital picture frames and tablet PC’s. It should be noted that the licensing model provides the added benefit of allowing us to grow sales exponentially without the need of increasing costs at anywhere near the same rate to support the sales growth.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2010, we had an accumulated deficit of approximately $105.1 million and a working capital deficit (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) of approximately $3.9 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the nine months ended September 30, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling approximately $1.6 million and a warrant repricing transaction totaling approximately $101,000.  Subsequent to September 30, 2010, we received an additional approximately $2.3 million from the warrant repricing transaction (see Note 3).
There is no assurance that we will be successful in obtaining sufficient funding in the future on acceptable terms, if at all. If we are unable to secure additional funding and/or our stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.            Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Neonode Inc. and its wholly owned Swedish subsidiary Neonode Technologies AB. All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include but are not limited to collectibility of accounts receivable, recoverability of long-lived assets, the valuation allowance recorded related to our deferred tax assets, the fair value of embedded derivatives, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible notes payable. Debt issuance costs are amortized over the term of the financing instrument on a straight line basis, which approximates the effective interest method.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. An allowance for doubtful accounts was not necessary at September 30, 2010.

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

Long- Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At September 30, 2010, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the periods ended September 30, 2010, our foreign currency transaction losses totaled $5,500. For the periods ended September 30, 2009, we had no foreign currency transaction gains or losses.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, and are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations and comprehensive loss as an increase or decrease to non-cash charges for conversion features and warrants.

Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations and comprehensive loss as an increase or decrease to non-cash charges for conversion features and warrants.

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

Our accounts receivable as of September 30, 2010 and our revenue for the three months ended September 30, 2010 was earned from one customer. Our revenue for the nine months ended September 30, 2010 was earned from three customers.

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

               Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We defer the technology license fee revenue until such time as the warranty period stipulated in the license agreement expires (see Note 4). During the warranty period, we agree to correct software issues, as detailed in the technology license agreement.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2010 was approximately $9,000. We did not have any external advertising costs for the nine months ended September 30, 2009.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2010 and December 31, 2009. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we recognized no increase in the liability for unrecognized tax benefits. As of September 30, 2010 and December 31, 2009, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2010 and 2009, respectively, exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 9).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component in stockholders’ deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations and comprehensive loss was 7.27 and 7.30 Swedish Krona to one U.S. Dollar for the three months ended September 30, 2010 and 2009, respectively. The weighted average exchange rate for the consolidated statements of operations and comprehensive loss was 7.32 and 7.88 Swedish Krona to one U.S. Dollar for the nine months ended September 30, 2010 and 2009, respectively. The weighted average exchange rate for the consolidated balance sheets was 6.73 and 7.21 Swedish Krona to one U.S. Dollar as of September 30, 2010 and December 31, 2009, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, payables and derivatives are deemed to approximate fair value due to their short maturities. The carrying amounts of convertible debt cannot be reasonably determined since no quoted market prices exist for these instruments and quoted prices for similar instruments cannot be located (see Note 6).

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

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver product’s essential functionality from scope of ASC Topic 985, Software, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the impact that ASU 2009-14 will have on its condensed consolidated financial statements.

3.            Convertible Debt

Our convertible debt consists of the following (in thousands):
	September 30, 2010 (unaudited)	December 31, 2009

Senior Convertible Secured Notes - 2007	$138	$139
Senior Convertible Secured Notes - 2009	937	987
Senior Convertible Secured Notes - 2010	1,750	--
Total	2,825	1,126
Less: unamortized debt discounts	(522)	(765)

Convertible debt	$2,303	$361

Future maturities of notes payable (in thousands):

Future Maturity of Notes Payable
Twelve months ended September 30, 2011	$2,303

 Senior Convertible Secured Notes - 2007

At December 31, 2009, we had $139,000 of convertible promissory notes bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $3.50 per share. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. In September 2010, we retired $12,500 of the notes and also entered into a debt modification agreement to extend the maturity date of the remaining notes until April 26, 2011. The terms of the agreement require us to retire the remaining notes in equal installments over the eight month period beginning September 26, 2010 and ending April 26, 2011 by issuing shares of our common stock to the note holders under the terms of the debt modification agreement (see below).  The carrying balance of the 2007 convertible notes is $138,000 at September 30, 2010.

On September 8, 2010, we issued 422,333 shares of our common stock to the holder of a $12,500 convertible promissory note that was due on August 26, 2010. We retired the $12,500 convertible promissory note due August 26, 2010 and $170 of related accrued interest.  Per the terms of the debt modification agreement with the holder, we agreed to allow the holder to convert his promissory note at a rate of $0.03 per share.  The trading price of our stock on the date of conversion was $0.06 per share.  Due to the discount given to the holder, upon conversion, we recorded the effects of this beneficial conversion feature to interest expense, totaling $25,123.  This amount is included in non-cash items related to debt discounts and deferred financing fees, and the valuation of conversion features and warrants in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2010.

On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as debt extinguishment accounting under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. In following the accounting guidance for debt extinguishment accounting, we removed the old debt instrument and any associated discounts or costs and recorded the new debt instrument at its fair value, of $148,661.  In connection with this transaction we recorded a loss on extinguishment of debt of $22,299 in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2010.  We also entered into a debt-for-equity repayment plan whereby we will retire the convertible promissory note in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on the maturity date April 26, 2011.  The holders of the notes have the right to convert the outstanding balance priced at $0.09 per share if the market value of our common stock is greater than $0.10 per share for five consecutive days.

On September 29, 2010, we issued the note holders 286,539 shares of our common stock pursuant to the debt-for-equity repayment plan. We recorded $18,066 of note principal reduction and $1,992 interest payment and an increase of $287 to our common stock and $19,771 to our additional paid-in capital that represents the fair value of the 286,539 shares our common stock issued to the note holders.

Under the debt modification agreement, we have the right to repay the amount due prior to the note maturity date with cash.  In addition, we issued to the note holders 400,000 five-year warrants to purchase our common stock with an exercise price of $0.04 per share. As these warrants were issued to the note holders in connection with the modification agreement, the value of these warrants, $28,000 as computed under the Black-Scholes option pricing model, were recorded as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2010.  As part of the modification agreement, the holders incurred $7,500 in legal fees.  We agreed to enter into a separate note with similar terms as those noted in the modification agreement for these legal fees incurred by the holders.  As these costs were related to the new debt, we recorded them as additional debt issuance costs in the accompanying consolidated balance sheet as of September 30, 2010.

Senior Convertible Secured Notes - 2009

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 49,349,151 shares of our common stock at a conversion price of $0.02 per share (the “Convertible Notes - 2009”). Included in the convertible notes was approximately $79,000 of related-party accruals that were converted to these notes.  The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 have been extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 24,674,576 three-year warrants to the convertible note holders with an exercise price of $0.04 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. On September 22, 2010, we issued 2,544,722 shares of our common stock to one of the holders of Convertible Notes – 2009 who converted principal of $50,000 and $894 of related accrued interest, and as a result recorded approximately $9,000 of unamortized debt discount as a charge to interest expense. We paid $35,000 of accrued interest related to these convertible notes on June 30, 2010.

The embedded conversion feature of the Convertible Notes – 2009 meets the definition of a derivative financial instrument and is classified as a liability in accordance with relevant accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features are revalued on each balance sheet date and marked-to-market with the change recorded to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss.

The fair value of the embedded conversion features of the Convertible Notes – 2009 totaled $2.2 million on the issuance dates of the convertible debt. The fair value of the conversion feature is included in the account entitled embedded derivatives of convertible debt and warrants on our consolidated balance sheets.  We recorded a debt discount of $987,000 and the excess fair value was recorded as interest expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations and comprehensive loss (totaling $1.2 million) for the year ended December 31, 2009. The embedded conversion feature was valued on the dates we received the proceeds using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at the dates of issuance ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 1.13%.  As of September 30, 2010, the fair value of the embedded conversion feature related to the Convertible Notes – 2009 is $2,354,958 and is included in the accompanying consolidated balance sheet in the account labeled as embedded derivatives of convertible debt and warrants.

The $987,000 debt discount is being amortized to expense over the 15-month term of the debt on a straight-line basis, which approximates the effective interest method. Included in the account entitled non-cash items related to debt discounts and deferred financing fees  and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss for the period ended September 30, 2010 is $193,000 and $573,000 related to three and nine months of amortization of the debt discount, respectively.

On December 31, 2009, we issued a warrant to purchase 1,305,740 of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the warrant that may be exercisable for 1,305,740 shares of our common stock was $26,000 on the date of issuance and was recorded as debt issuance costs and included in current assets in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009. Amortization for the three and nine months ended September 30, 2010 was $6,500 and $20,000, respectively.  The warrant was valued using the Black-Scholes option pricing model.

During the three and nine months ended September 30, 2010, we recorded a total of $35,000 and $55,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2009.

Senior Convertible Secured Notes - 2010

During the period from January through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 88,035,564 shares of our common stock at a conversion price of $0.02 per share and 44,017,782 stock purchase warrants that have an exercise price of $0.04 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes were originally due on December 31, 2010 and have been extended to June 30, 2011(see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. On May 27, 2010, an investor converted approximately $1,600 of Convertible Notes - 2010 and accrued interest and was issued 78,390 shares of our common stock pursuant to the terms of the convertible note.  On September 22, 2010, we issued 458,050 shares of our common stock to one of the holders of Convertible Notes – 2010 who converted principal of $9,000 and $161 of related accrued interest. Related to these conversions we recorded a total of $2,000 of unamortized debt discount as a charge to interest expense on the dates of conversion. We paid $39,000 of accrued interest related to these convertible notes on during the nine months ended September 30, 2010.
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

The value of the embedded conversion features using the Black-Scholes option pricing model were approximately $1.6 million on the dates of issuance of the convertible debt. As of September 30, 2010 the fair value of the embedded conversion features were $4,536,307 and is included in the accompanying consolidated balance sheet in the account labeled as embedded derivatives of convertible debt and warrants.  We initially recorded a debt discount of $1.6 million and recorded $1.0 million of additional interest expense to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants. See Note 6 for the assumptions used for the Black-Scholes option pricing model for the conversion feature as of September 30, 2010.  The warrants issued to the holders were recorded as derivative liabilities as we did not have sufficient authorized unissued shares to settle all equity instruments. Included in non-cash items related to debt discounts and deferred financing fees, settlement expense and the valuation of conversion features and warrants on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2010 is approximately $679,000 and $1.5 million of amortized debt discounts.

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock at an exercise price of $0.04 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  The aggregate fair value of the shares and warrant on the grant date was $52,000, which was recorded as debt issuance costs and will be amortized to interest expense over the remaining term of the convertible notes. The warrants were valued using the Black-Scholes option pricing model. See Note 6 for the assumptions used for the Black-Scholes option pricing model for the valuation of the warrants up through September 13, 2010 (date the instrument is no longer considered a derivative). For the three and nine months ended September 30, 2010, we amortized $16,000 and $33,000, respectively, of these debt issuance costs.

On September 24, 2010, we issued 173,310 shares of common stock and a warrant to purchase 173,310 shares of our common stock that has an exercise price of $0.04 per share to an investor who facilitated part of the private placement of convertible notes and warrants in the March 2010 financing transaction. The aggregate fair value of the shares and warrant on the grant date was $24,000, which was recorded as additional debt discount and will be amortized to interest expense over the remaining term of the convertible notes. The warrants were valued using the Black-Scholes option pricing model. See Note 6 for assumptions used for the Black-Scholes option pricing model for the valuation of the warrants on the grant date.

On September 27, 2010, we issued an additional 375,000 shares of our common stock and an additional warrant to purchase 375,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd. for services provided for the private placement of convertible notes and warrants in the March 2010 financing transaction. The aggregate fair value of the shares and warrant on the grant date was $52,000, which was recorded as additional debt discount and will be amortized to interest expense over the remaining term of the convertible notes. The warrants were valued using the Black-Scholes option pricing model. See Note 6 for the assumptions used for the Black-Scholes option pricing model for the warrants on the grant date.

Due to the warrant repricing and debt extension financing transaction – 2010 noted below, we recorded a charge to interest expense of $19,421 for the removal of a portion of these new debt discount amounts recorded in September 2010.

Warrant Repricing and Debt Extension Financing Transaction - 2010

During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011 under the same terms and conditions as the original notes. Holders of 69,171,409 stock purchase warrants also agreed to exercise their previously granted three-year warrants with an exercise price of $0.04 for a discounted exercise price of $0.035 per share. They will receive 69,171,409 shares of our common stock and 69,171,409 replacement three-year warrants with an exercise price of $0.055 for each warrant exercised. When the transaction is completed a total of $2.4 million will be raised by these warrant exercises (see Note 12). In accordance with the relevant accounting guidance, we noted that the transaction qualified for debt extinguishment accounting. As a result, the remaining debt discounts were written off and charged to interest expense and fair value of the reload warrants were recorded to loss on extinguishment of debt when the extinguishment takes place, which is deemed to be the date that the convertible debt holder signs the modification agreement. As of September 30, 2010, holders of 8,711,596 warrants signed the warrant repricing and debt extension agreement. The value of these replacement warrants totaled $305,336 and was recorded as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2010.  As the Company did not have sufficient unissued authorized shares to cover all dilutive instruments as of September 30, 2010, these warrants have been recorded as derivative liabilities at their value of $305,336 and are a component of the Company’s ending derivative liability balance as of September 30, 2010.  We removed the remaining unamortized debt discount balance, totaling $48,260 for those holders that agreed to the terms of the transaction prior to September 30, 2010. We collected $100,625 in cash from the exercise of the repriced original warrants as of September 30, 2010 and recorded a subscription receivable of $204,281 for those holders that agreed to the terms of the transaction but whose cash we did not receive until subsequent to quarter end.

Mr. Per Bystedt, our Chairman and Chief Executive Officer, and Iwo Jima Sarl, a company controlled by Mr. Bystedt, agreed to invest a total of $258,000 of the $2.4 million raised in the 2010 warrant repricing private placement financing transaction and will receive 7,385,857 shares of our common stock. Mr. Bystedt and a company controlled by Mr. Bystedt will also receive a total of 7,385,857 replacement warrants to purchase our common stock. On October 15, 2010, Mr. Bystedt paid $59,000 and on October 18, 2010, Iwo Jima Sarl paid $21,000 in cash and converted $178,000 of consulting fees payable by us pursuant to the warrant repricing agreement.

On November 17, 2010, Davisa Ltd, a company controlled by Mr. Mats Dahlin, a member of the board of directors of our wholly owned subsidiary, Neonode Technology AB, invested a total of $161,000 in cash and converted $28,000 in consulting fees payable by us pursuant to the warrant repricing agreement and received a total of 5,393,109 shares of our common stock and 5,393,109 replacement warrants to purchase our common stock.

4.            Deferred Revenue

We derive revenue from the licensing of internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We defer the technology license fee revenue until such time as the warranty period stipulated in the license agreement expires. During the warranty period, we agree to correct software issues, as detailed in the technology license agreement.

On June 18, 2010, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of e-book readers. In conjunction with the signing of this technology license agreement, the OEM issued an initial purchase order for $475,000 of touchscreen licenses. We are deferring the technology license fee revenue until such time as the 180-day warranty period expires on January 18, 2011.

5.            Stockholders’ Deficit

Common Stock

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 shares of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the 875,000 shares of common stock is $26,000 based on our common stock closing price on the date of issuance. The $26,000 fair value is included in common stock and additional paid- in capital and debt issuance costs on the condensed consolidated balance sheets. The $26,000 fair value of the warrants is included in embedded derivatives of convertible debt and warrants and debt issuance costs on the condensed consolidated balance sheets (See Note 3).

On May 27, 2010, we issued 78,390 shares of our common stock to a holder of two convertible promissory notes who elected to convert and retire the $1,600 of convertible promissory notes plus accrued interest at the $0.02 conversion price pursuant to the note agreements (see Note 3).

On September 8, 2010, we issued 422,333 shares of our common stock to the holder of a convertible promissory note that was due on August 26, 2010. We retired the $12,500 convertible promissory note and $170 of accrued interest (see Note 3).

On September 13, 2010, we issued 11,256,567 shares of our common stock in settlement of the Empire lawsuit and we settled all outstanding warrants held by Empire. In addition, our insurance carrier paid a cash settlement to Empire. The value of the shares issued to Empire were valued at $562,828 (based on the trading price of $0.05 per share on the date of settlement) and were charged to settlement expense included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2010. The fair value of Empire’s warrants were reclassified to additional paid-in-capital at the date of settlement.

On September 22, 2010, we issued 3,002,772 shares of our common stock to a holder of two convertible promissory notes who elected to convert and retired the $59,000 of convertible promissory notes plus accrued interest at the $0.02 conversion price pursuant to the note agreements (see Note 3).

On September 23, 2010, we issued 173,310 shares of our common stock and a warrant to purchase 173,310 shares of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the shares of common stock and warrants totaling $24,000 are recorded as additional debt discount with an offsetting amount to equity. The amounts will be amortized over the remaining term of the convertible debt (see Note 3).

On September 25, 2010, we issued 375,000 shares of our common stock and a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the shares of common stock and warrants totaling $52,000 are recorded as additional debt discount with an offsetting amount to equity. The amounts will be amortized over the remaining term of the convertible debt (see Note 3).

On September 29, 2010, we issued 286,539 shares of our common stock for the conversion of principal and interest of senior convertible secured notes originally issued in 2007 (see Note 3).

On September 30, 2010, we issued 8,711,596 shares of our common stock for the exercise of warrants in connection with the 2009 and 2010 convertible debt financing. The warrants were exercised at $0.035 per share based on the warrant repricing and debt extension agreement (see Note 3).

Preferred Stock

During the nine months ended September 30, 2010, Series A Preferred stockholders exchanged 82,003 shares of Series A Preferred stock for 39,412,914 shares of our common stock, and Series B Preferred stockholders exchanged 13,757 shares of Series B Preferred stock for 1,816,767 shares of our common stock.

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

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1.1 million.  $1,035,000 of the funds raised was received in 2009.  On March 31, 2009, the value of the 53,922,072 shares of common stock that these Series A Preferred shares are now convertible into was approximately $2.1 million. The increase in the value of the Series A Preferred stock as a result of this modification was $1,035,000, which we have recorded as a deemed preferred stock dividend (since the underlying transaction was a cash raise).

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

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,611,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. For each of the three and nine months ended September 30, 2009, $1,584,000 and $4,752,000 and for the three and nine months ended September 30, 2010 $0 and $3,168,000, respectively, has been recorded as compensation expense in our condensed consolidated statements of operations and comprehensive loss.

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

Conversion of Preferred Stock Issued in the December 31, 2008 Financing Transaction to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of September 30, 2010.

	Shares of Preferred Stock Not Exchanged as of September 30, 2010	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2010

Series A Preferred stock	4,139.65	480.63	1,989,640
Series B Preferred stock	3,508.13	132.07	463,319
Total Remaining Not Exchanged	7,647.78		2,452,959

6.            Fair Value Measurement of Assets and Liabilities

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

For the nine months
ended September 30, 2010

Annual dividend yield	-
Expected life (years)	0.25 - 3.14
Risk-free interest rate	0.18% - 1.70%
Expected volatility	147% - 252%

        The following table shows the classification of our liabilities at September 30, 2010 that are subject to fair value measurements and the roll-forward of these liabilities from December 31, 2009 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

December 31, 2009	$4,507
New derivatives added in connection with issuance of debt and equity	3,176
Derivatives reclassified to equity	(10,567)
Net increase in fair value	15,341
September 30, 2010	$12,458

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

Stock Options

As of September 30, 2010, we had four equity incentive plans:

●The 1996 Stock Option Plan (the “1996 Plan”), which expired in January 2006;
●The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008 ;
●The 2007 Neonode Stock Option Plan (the “Neonode Plan”), we will not grant any additional equity awards out of the Neonode Plan; and
●The 2006 Equity Incentive Plan (the “2006 Plan”).

We also had one non-employee director stock option plan as of September 30, 2010:

●The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”).

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2010	497,095	$1.42 - 27.50	$4.15
Granted	---	---	---
Cancelled or expired	(2,000)	$13.95	$13.95
Exercised	---	---	---
Outstanding at September 30, 2010	495,095	$1.42 -27.50	$4.11

The aggregate intrinsic value of the 495,095 stock options that are outstanding, vested and expected to vest at September 30, 2010 is $0.

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

           We did not grant any stock options to employees or members of our Board of Directors (Board) during the nine months ended September 30, 2010 and 2009.

Salary expense for the three and nine months ended September 30, 2010 and 2009 includes a stock compensation charge relating to the above previously issued employee and director stock options. The fair value of the options at the date of issuance was calculated using the Black-Scholes option pricing model. The amount allocated to the unvested portion is amortized on a straight line basis over the remaining vesting period.

The stock compensation expense reflects the fair value of the vested portion of options for the Swedish and Non-Swedish participants at the date of issuance, the amortization of the unvested portion of the stock options, less the option premiums received from the Swedish participants. Employee and director stock-based compensation expense related to stock options in the accompanying condensed statements of operations and comprehensive loss is as follows (in thousands):

	Three months ended September 30, 2009	Three months ended September 30, 2010
Stock-based compensation, included in general and administrative expense	$35	$36

	Nine months ended September 30, 2009	Nine months ended September 30, 2010	Remaining unamortized expense at September 30, 2010
Stock-based compensation, included in general and administrative expense	$112	$107	$122

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 0.9 years.

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

Stock Warrants

The following table summarizes outstanding warrants at September 30, 2010:

Outstanding Warrants as of September 30, 2010

Description	Issue Date	Exercise Price	Shares	Expiration Date
September 2007 Investor Warrant	9/26/2007	$1.45	5,804	9/26/2012
May 2008 Investor Warrant	5/26/2008	$0.02	3,336,344	5/26/2013
August 2009 Employee Warrants	8/25/2009	$0.02	15,660,000	8/25/2016
September 2009 Investor Warrants	9/15/2009	$0.04	20,921,600	9/15/2012
October 2009 Investor Warrants	10/15/2009	$0.04	3,052,976	10/15/2012
December 2009 Investor Warrants	12/15/2009	$0.04	700,000	12/15/2012
Broker Warrant for 2009 Debt	12/31/2009	$0.04	1,305,740	12/31/2012
2010 Investor Warrants issued in 1Q 2010	3/31/2010	$0.04	29,455,283	3/31/2013
2010 Investor Warrants issued in 2Q 2010	6/30/2010	$0.04	13,937,500	6/30/2013
Broker warrant for 2010 Debt	3/21/2010	$0.04	875,000	3/21/2013
Extension warrant for 2007 convertible Debt	9/22/2010	$0.04	400,000	9/22/2015
Broker warrant for 2010 Debt	9/24/2010	$0.04	173,310	9/24/2013
Broker warrant for 2010 Debt	9/27/2010	$0.04	375,000	9/27/2013
2010 warrant repricing transaction	9/28/2010	$0.055	8,711,596	9/28/2013
Total warrants outstanding			98,910,153

The outstanding warrants related to the 2008 financing transactions contain price protection features whereby these instruments are protected separately for the life of the warrants. Under the price protection clause, if we issue warrants or convertible instruments, with certain exceptions, at a lower exercise price or conversion price than the remaining outstanding warrants, the exercise price of such warrants would be reduced to the lower price and the warrants exercisable would increase so that the total required cash investment of the warrant holder remains unchanged. During the quarter ended September 2009, we issued convertible notes to investors in the September 2009 convertible debt financing transaction convertible at $0.02 per share and this issuance triggered the price protection provision related to the original 2,118,599 previously outstanding price protected warrants; as such, we reduced the exercise price of the 2,118,599 warrants to $0.02 per share and increased the warrant shares to 152,148,762. On September 13, 2010, pursuant to terms of a lawsuit settlement, we issued 11,256,567 shares of our common stock to the warrant holders and settled 148,812,418 of the outstanding warrants with price protection.  Prior to the lawsuit settlement, the fair value of the canceled warrants was accounted for as a derivative liability (see Note 5). As of September 30, 2010, the remaining 3,336,344 warrants are exercisable at $0.02 per share and valued at $233,544 using the Black-Scholes option pricing model (see Note 6 for details of assumptions used).

On January 1, 2009, we adopted the new accounting guidance that requires warrants with certain types of anti-dilution ratchet features to be accounted for as liabilities, where previously they had been accounted for as equity.  Prior to this new accounting guidance, these ratchet provisions were only evaluated under prior accounting guidance, and because these ratchet provisions are generally within a company’s control, they did not trigger liability or derivative accounting.  We determined that the original 2,118,599 outstanding warrants that included ratchet features fall under the new accounting guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the consolidated statement of operations.

On January 1, 2009, the fair value of the original 2,118,599 outstanding warrants was $67,000 and was recorded as a liability in the account entitled embedded derivatives of convertible debt and warrants with the corresponding reduction to additional paid-in capital.  The assumptions used for the Black-Scholes option pricing model at January 1, 2009 were a term of 4.3 years, volatility of 143.12%, and a risk-free interest rate of 1.46%.

During the three and nine months ended September 30, 2009, we recorded a decrease related to the fair value of the outstanding warrants of $25,000 as expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss. The fair value of the outstanding warrants was $42,000 on September 30, 2009. The assumptions used for the Black-Scholes option pricing model for the quarter ended September 30, 2009 used a term of 3.5 years, volatility of 180%, and a risk-free interest rate of 1.8%.

We granted 15,660,000 stock purchase warrants to employees and members of our Board on August 25, 2009.  The stock purchase warrants have an exercise price equal to $0.02 per share, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees and members of our Board has not been registered for resale. The $305,000 fair value of the stock purchase warrants granted to employees or members of our Board was calculated using the Black-Scholes option pricing model on the date of grant and is included in stock based compensation expense for the twelve months ended December 31, 2009 and stockholders’ equity on the condensed consolidated balance sheets as common stock additional paid-in-capital as of September 30, 2010 and December 31, 2009.
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

During the nine months ended September 30, 2010, we issued additional convertible debt with warrants and also warrants to a broker. Prior to September 13, 2010, we did not have sufficient unissued authorized shares to settle all outstanding equity instruments, the warrants were classified as liabilities (see Notes 3 and 5).

As a result of the issuance of convertible notes in early October 2009, we no longer had enough unissued authorized shares to settle all outstanding equity instruments, including convertible preferred stock, convertible debt, options and warrants.  Therefore, in accordance with the applicable accounting guidance, all non-employee warrants were required to be recorded as liabilities from that point and marked-to-market at each period until we have sufficient unissued authorized shares to settle all outstanding equity instruments.  As a result, we reclassified the fair value of all non-employee warrants not already recorded as liabilities totaling $837,000 as of October 1, 2009 from additional paid-in-capital to embedded derivatives of convertible debt and warrants.

On September 22, 2010, we issued 5-year warrants to purchase 400,000 of our common stock an exercise price of $0.04 per share to holders of our Senior Convertible Secured Notes – 2007 to extend the maturity date of the notes until April 26, 2011.  The fair value of the warrants to purchase 400,000 shares of common stock was $28,000 on the date of issuance and was recorded as expense component of the loss on extinguishment of debt in the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2010. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 4.98 years, volatility of 162.45%, and a risk-free interest rate of 1.95%.

On September 24, 2010, we issued a warrant to purchase 173,310 of our common stock an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2010 financing transaction (see Note 5).

 On September 27, 2010, we issued a warrant to purchase 375,000 of our common stock an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2010 financing transaction (see Note 5).

During September and October 2010, we entered into a warrant repricing and debt extension financing transaction (see Note 3). In connection with this transaction the holders of 69,171,409 stock purchase warrants agreed to exercise their previously granted three-year warrants with a stated exercise price of $0.04 per share for a discounted exercise price of $0.035 per share. Upon exercise the holders will receive 69,171,409 shares of common stock and 69,171,409 replacement three-year warrants with an exercise price of $0.055 per share. As of November 17, 2010 when we completed the warrant repricing and debt extension financing transaction, a total of approximately $2.4 million was raised under this transaction.

8.            Commitments and Contingencies

        Indemnities and Guarantees

        We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2010 and December 31, 2009, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2010 and December 31, 2009, respectively.

Legal

On December 9, 2008, Empire Asset Management (“Empire”), a broker dealer that acted as our financial advisor and exclusive placement agent in previous private placement transactions, initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in us.  Empire is seeking compensatory damages in an unspecified amount for the harm allegedly suffered.  We entered into a settlement agreement dated July 9, 2010. On September 13, 2010, we issued 11,256,567 shares of our common stock in settlement of the Empire lawsuit and we canceled all outstanding warrants held by Empire. In addition, our insurance carrier paid a cash settlement to Empire (see Note 5). The terms of the settlement agreement have been satisfied.

On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in us.  Mr. Berman, who was a client of Empire, invested an aggregate of $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 162,900 shares totaling $251,082 in the aftermarket. We entered into a settlement agreement dated October 11, 2010. On October 11, 2010, we issued 1,200,000 shares of our common stock in settlement of the Berman lawsuit and canceled all outstanding warrants held by Berman. In addition, our insurance carrier paid a cash settlement to Berman and we paid an additional cash settlement to Berman totaling $57,500. The terms of the settlement agreement have been satisfied.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,593 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  We accrued the total amount of the lawsuit $108,593 at December 31, 2009. On August 16, 2010, we entered into a settlement agreement that required us to pay a total of $15,000. On August 16, 2010, we reversed the $108,593 that previously accrued and recorded an accounts payable of $15,000.  We paid $8,333 towards the settlement in September 2010 and $6,667 is included in accounts payable on September 30, 2010. We paid the remaining $6,667 on October 1, 2010. The terms of the settlement agreement have been satisfied and the lawsuit was formally dismissed on October 8, 2010.

9.            Net Loss Per Share

Basic net loss per common share for the three and nine months ended September 30, 2010 and 2009 was computed by dividing the net loss attributable to common stockholders for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 495,000 and 497,000 outstanding stock options, 91.1 million and 193.7 million outstanding stock warrants, 2.5 million and 48.7 million shares issuable upon conversion of preferred stock and 134.4 million and 49.3 million shares issuable upon conversion of notes are excluded from the diluted loss per share calculation for the three and nine months ended September 30, 2009, respectively, due to their anti-dilutive effect.

Potential common stock equivalents of approximately 98.9 million outstanding stock warrants, 2.5 million shares issuable upon conversion of preferred stock and 136.4 million shares issuable upon conversion of notes calculated using the “if converted” method are excluded in the diluted loss per share calculation for the three and nine months ended September 30, 2010, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	For the three months ended September 30,
	2010	2009
BASIC AND DILUTED
Weighted average number of common shares outstanding	453,258	387,553
Number of shares for computation of net loss per share	453,258	387,553
Net loss attributable to common stockholders	$(8,546)	$(9,287)
Net loss per share basic	$(0.02)	$(0.02)

(in thousands, except per share amounts)	For the nine months ended September 30,
	2010	2009
BASIC AND DILUTED
Weighted average number of common shares outstanding	434,771	191,151
Number of shares for computation of net loss per share	434,771	191,151
Net loss attributable to common stockholders	$(24,589)	$(16,387)
Net loss per share basic and diluted	$(0.06)	$(0.09)

10.            Segment Information

We have one reportable segment, as defined in accounting guidance.  All of our sales for the three and nine months ended September 30, 2010 were to customers located outside the United States.

11.          Related Party Transactions

               Per Bystedt

Mr. Per Bystedt, our Chairman of the Board and Chief Executive Officer, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 115.2 million shares of our common stock, or approximately 14.22%, of the Company’s outstanding shares of common stock, as of October 15, 2010 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.

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

On September 15, 2009, Iwo Jima SARL purchased $64,000 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 3,215,450 shares of our Common Stock and also received a warrant that was exercisable into 1,607,725 share of our Common Stock at a conversion price of $0.04 per share (see below). On September 15, 2009, Mr. Bystedt directly purchased $51,000 in convertible notes that may be converted, at the option of Mr. Bystedt, into 2,569,150 shares of our Common Stock and also received a warrant that was exercisable into 1,284,575 shares of our Common Stock at a conversion price of $0.04 per share (see below).  Mr. Bystedt holds 40,000 employee stock options to purchase our common stock at $3.45 per share.

On January 1, 2009, Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $211,000 for his services as the CEO of Neonode, Inc. for the year ended December 31, 2009. As of December 31, 2009, $159,445 is included in our accrued expenses. Mr. Bystedt earned a total of $181,000 for his services for the nine months ended September 30, 2010. We did not pay any of the amounts owed to Iwo Jima SARL during the nine months ended September 30, 2010, and $181,000 is included in our accrued expenses at September 30, 2010. In addition, Iwo Jima SARL converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services as of December 31, 2009 into convertible notes that may be converted into 8,167,614 shares of our common stock at a conversion price of $0.02 per share and also received a warrant that was exercisable into 4,083,807 shares of our common stock at a conversion price of $0.04 per share.

Iwo Jima Sarl invested a total of $180,000 of the $987,000 raised in the private placement financing transaction. Iwo Jima Sarl received a total of 4,493,557 warrants to purchase our common stock and the convertible notes can be converted into a total of 8,987,114 shares of our common stock. We are not obligated to register the common stock related to the convertible debt or the warrants.

On January 18, 2010, Mr. Bystedt purchased $16,000 of convertible notes that may be converted into 819,500 shares of our Common Stock and also received a warrant that was exercisable into 419,750 shares of our Common Stock at a conversion price of $0.04 per share (see below).

On October 14, 2010, Mr. Bystedt and Iwo Jima Sarl invested a total of $258,505 of the $2,384,554 raised in the October 2010 private placement financing transaction. Mr. Bystedt exercised 7,385,857 warrants that were previously issued at an exercise price of $0.04 per share at a reduced exercise price of $0.035 per share and received 7,385,857 shares of our common stock. Mr. Bystedt and Iwo Jima Sarl, received a total of 7,385,857 replacement warrants to purchase our common stock at an exercise price of $0.055 per share. Mr. Bystedt also agreed to extend the due date on $295,434 of convertible debt held by him and a company controlled by him from December 31, 2010 to June 30, 2011.

On October 15, 2010, we sold to Mr. Bystedt a warrant to purchase 8,000,000 shares of our common stock at an exercise price of $0.055 per share. Mr. Bystedt purchased the warrant for $13,060. The fair value of the warrant is $439,000 on the date of issuance and will be recorded as compensation expense in October 2010. The warrants were valued using the Black-Scholes option pricing model.

Thomas Eriksson

Mr. Thomas Eriksson, Chief Executive Officer of our wholly owned subsidiary, Neonode Technologies AB and a member of our Board, is the beneficial holder of approximately 84 million shares of our common stock, or approximately 10.37% of our outstanding shares of common stock as of October 15, 2010 on a fully diluted basis, and is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Wirelesstoys AB received 151,788.17 shares of our Series A Preferred Stock, which shares have since been exchanged for 72,906,894 shares of our common Stock.

On November 6, 2009, Wirelesstoys AB transferred 4,000,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $178,000 per year for his services as the CEO of Neonode Technologies AB. Mr. Eriksson earned $166,000 for the nine months ended September 30, 2010. We paid $77,000 and $129,000 of the amount owed to Wirelesstoys AB during year ended December 31, 2009 and the nine months ended September 30, 2010, respectively. The cumulative unpaid balance of $109,000 is included in our accrued expenses at September 30, 2010.

On October 15, 2010, we sold to Mr. Eriksson a warrant to purchase 10,000,000 shares of our common stock at an exercise price of $0.055 per share. Mr. Eriksson purchased the warrant for $16,325. The fair value of the warrant is $549,000 on the date of issuance and will be recorded as compensation expense in October 2010. The warrants were valued using the Black-Scholes option pricing model.
Magnus Goertz

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 62.8 million shares of our common stock, or approximately 8.25% of our outstanding shares of common stock as of October 15, 2010 on a fully diluted basis, and is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Athemis Ltd. received 151,788.17 shares of our Series A Preferred Stock, which shares have since been exchanged for 72,906,894 shares of our common Stock.

On November 6, 2009, Athemis Ltd. transferred 12,000,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Goertz, through his company, Rector AB, entered into a consulting agreement with us whereby he has earned a total of $178,000 per year for his services as an engineer. Mr. Goertz earned $147,000 for the nine months ended September 30, 2010.  We paid $56,000 and $92,000 of the amount owed to Rector AB during the year ended December 31, 2009 and nine months ended September 30, 2010, respectively. The cumulative unpaid balance of $142,000 is included in our accrued expenses at September 30, 2009.

Mats Dahlin

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. On October 9, 2009 and December 15, 2009, Davisa Ltd. purchased a total of $50,000 in convertible notes that may be converted, at the option of Davisa Ltd., into 2,482,516 shares of our Common Stock and also received warrants that were exercisable into 1,241,258 shares of our Common Stock at a conversion price of $0.04 per share (see below).  On August 25, 2009, Davisa Ltd. was granted a warrant to purchase 4,660,000 shares of our Common Stock at an exercise price of $0.02 per share in consideration for Mr. Dahlin’s services as a board member and advisor to the company.  In June 2009, Mr. Dahlin, through his company, Davisa Ltd., entered into a consulting agreement with us whereby he earned a total of $28,000 for his services for the year ended June 30, 2010. In lieu of a cash payment, on December 15, 2009, we converted the $28,000 to a convertible note and a warrant under the same terms and conditions as the September 2009 convertible debt financing transaction. Davisa Ltd. received a total of $28,000 in convertible notes that may be converted, at the option of Davisa Ltd., into 1,400,000 shares of our Common Stock and also received warrants that were exercisable into 700,000 shares of our Common Stock at a conversion price of $0.04 per share (see below).  As of October 15, 2010, Mr. Dahlin is the beneficial owner of approximately 26.4 million shares of our common stock or approximately 3.26% of our outstanding shares of common stock on a fully diluted basis.

On March 21, 2010, we issued 875,000 shares of our common stock and a warrant to purchase 875,000 of our common stock an exercise price of $0.04 per share to Davisa Ltd., a company controlled by Mr. Mats Dahlin, a member of the Board of Directors of Neonode Technologies AB, for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  On February 18, 2010, Davisa Ltd. purchased a total of $138,000 convertible notes that may be converted, at the option of Davisa Ltd., into 6,903,700 shares of our Common Stock and also received warrants that were exercisable into 3,451,850 shares of our Common Stock at a conversion price of $0.04 per share (see below).

On September 27, 2010, we issued 375,000 shares of our common stock and a warrant to purchase 375,000 of our common stock an exercise price of $0.04 per share valued at $26,000 to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

On November 17, 2010, Davisa Ltd, a company controlled by Mr. Mats Dahlin, a member of the board of directors of our wholly owned subsidiary, Neonode Technology AB, invested a total of $161,000 in cash and converted $28,000 in consulting fees payable by us pursuant to the warrant repricing agreement and received a total of 5,393,109 shares of our common stock and 5,393,109 replacement warrants to purchase our common stock.

12.          Subsequent Events

On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in us.  Mr. Berman, who was a client of Empire, invested an aggregate of $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 162,900 shares totaling $251,082 in the aftermarket. We entered into a settlement agreement with Mr. Berman dated October 11, 2010. On October 11, 2010, we issued 1,200,000 shares of our common stock in settlement of the Berman lawsuit and canceled all outstanding warrants held by Berman. In addition, our insurance carrier paid a cash settlement to Berman and we paid an additional cash settlement to Berman totaling $57,500. The terms of the settlement agreement have been satisfied.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a lawsuit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,593 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  We accrued the total amount of the lawsuit $108,593 at December 31, 2009. On August 16, 2010, we entered into a settlement agreement that required us to pay a total of $15,000. The terms of the settlement agreement have been satisfied and the lawsuit was formally dismissed on October 8, 2010 and we subsequently reversed all additional amounts previously accrued as legal expense.

During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011 under the same terms and conditions as the original notes.  As of November 17, 2010, when we completed the warrant repricing and debt extension financing transaction, a total of approximately $2.4 million was raised under this transaction and participants in the warrant repricing transaction received a total 69,171,409 shares of our common stock and 69,171,409 replacement three-year warrants with an exercise price of $0.055 for each warrant exercised.  Subsequent to September 30, 2010, holders of 60,903,301 warrants paid a total of $2.1 million of the $2.4 million raised pursuant to the warrant repricing agreement and received 60,903,301 shares of our common stock and 60,903,301 replacement warrants.

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

Overview

        Neonode, Inc. (the “Company”, “we”, “our”, “us”) provides optical touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce™. Our patented zForce technology offers a number of benefits compared to other touch screen technologies. Our optical infrared technology offers clients a low cost and more functional alternative to other systems. Our solution also consumes less power than competitor's screens, is able to function in a wide temperature range, requires no screen overlay and thus offers a much clearer picture while at the same time accommodating multi-touch functionality.

            Our technology licensing model allows us to solely focus on the development of solutions for multi-touch enabled screens and thus do not have to contend with the financial and logistical burden of manufacturing products, this is all handled by the ODM/OEM clients. We license the right to use zForce and Software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce multi-touch product is our latest release and is currently being integrated into several products such as mobile phones, mobile internet devices, e-readers, digital picture frames and tablet PC’s. It should be noted that the licensing model provides the added benefit of allowing us to grow sales exponentially without the need of increasing costs at anywhere near the same rate to support the sales growth.

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2010, we had an accumulated deficit of approximately $105.1 million and a working capital deficit (current assets less current liabilities, not including embedded derivatives of convertible debt and warrant) of approximately $3.9 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the nine months ended September 30, 2010, we completed a private placement of convertible notes and stock purchase warrants totaling approximately $1.6 million and a warrant repricing transaction totaling approximately $101,000.  Subsequent to September 30, 2010, we received an additional approximately $2.3 million from the warrant repricing transaction (see Note 3).

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 and as of September 30, 2010 and December 31, 2009 include the accounts of Neonode Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

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

               Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. On June 18, 2010, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of e-book readers. In conjunction with the signing of this technology license agreement, the OEM issued an initial purchase order for $475,000 of touchscreen licenses. We are deferring the technology license fee revenue until such time as the 180-day warranty period expires. During the warranty period, the Company agrees to correct software issues, as detailed in the technology license agreement.

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

Results of Operations

Net Revenues

Net revenue for the three and nine months ended September 30, 2010 was $90,000 and $ 359,000, respectively. Our net revenue for the three and nine months ended September 30, 2010 included $82,000 and $309,000 in fees for engineering design services and $8,000 and $50,000 for the sale of components, respectively, related to our touch screen solution for our customers. We did not have any net revenues for the three and nine months ended September 30, 2009.

On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three-month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement is approximately $100,000, which has been recognized as revenue in the nine months ended September 30, 2010.  The technology license agreement that we signed with an OEM on June 18, 2010 included payment related to engineering services we provided in the development of a touchscreen application for a series of e-book readers. Through September 30, 2010 we earned approximately $116,000 under this agreement, which has been recognized as revenue in the nine months ended September 30, 2010.  The technology license agreement that we signed with an OEM on July 15, 2010 included payment related to engineering services we provided in the development of a touchscreen application for an automobile touch pad. Through September 30, 2010 we earned approximately $12,000 under this agreement, which has been recognized as revenue in the nine months ended September 30, 2010.

On June 18, 2010, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of e-book readers. In conjunction with the signing of this technology license agreement, the OEM issued an initial purchase order for $475,000 of touchscreen licenses. We are deferring the technology license fee revenue until such time as the 180-day warranty period expires. During the warranty period, the Company agrees to correct software issues, as detailed in the technology license agreement.

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

As of September 30, 2010, we signed three technology license agreements with customers. We signed two additional technology license agreements with global OEMs in November and are in the final negotiations for technology license agreements with two additional global OEMs. We have also developed prototype products and are engaged in product engineering design discussions with several other global OEM and ODMs who are in the process of qualifying our touch screen technology for incorporation in various products such as digital picture frames, GPS devices, e-book readers, Touch PC, mobile phones and mobile internet devices. The development and product release cycle for these products can take six months to one year.

Gross Margin (Loss)

Gross margin was $43,000 and $146,000 for the three and nine months ended September 30, 2010, respectively. Our cost of revenues includes the direct cost of production of the components plus the costs of engineering consultants to complete the engineering design contract.

Product Research and Development

Product research and development expenses for the three and nine months ending September 30, 2010 were $225,000 and $855,000 compared to $171,000 and $603,000 for the same periods in 2009.  Factors that contributed to the increase in R&D costs include an increase in external consultancy and prototype materials costs related to customer development projects.

Sales and Marketing

 Sales and marketing expenses for the three and nine month ended September 30, 2010 were $123,000 and $210,000 compared to $118,000 and $257,000 for the same periods in 2009, respectively. This decrease in 2010 as compared to 2009 is primarily related to a decrease in travel expenses.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2010 were $882,000 and $1.5 million compared to $482,000 and $1.1 million for the same periods in 2009, respectively. This increase in 2010 as compared to 2009 is primarily related to an increase in audit and legal expenses, including legal settlement expense of $563,000.

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

The fair value of the conversion feature of the 495,000 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 237,911,185 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. For each of the three and nine months ended September 30, 2009, $1.6 million and $4.8 million and for the three and nine months ended September 30, 2010 $0 and $3.2 million, respectively, has been recorded as compensation expense in our condensed consolidated statements of operations.

Interest Expense

Interest expense for the three and nine month ended September 30, 2010 was $84,000 and $162,000 as compared to $14,000 and $20,000 for the same periods in 2009, respectively. The increase is primarily due to an increase in the debt outstanding from $837,000 at September 30 2009 to $2.9 million at September 30, 2010.

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

FASB also issued accounting guidance, which addresses whether or not a derivative is indexed to an entity’s own stock. This accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires retrospective application for all periods presented. This accounting guidance requires that warrants with downside ratchet to be accounted for as liabilities that previously had been accounted for as equity.  Prior to this new accounting guidance, these ratchet provisions were only evaluated under prior accounting guidance, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under the new accounting guidance they do.

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

On January 1, 2009, the fair value of the outstanding warrants is $2.9 million and had been recorded as a liability in “embedded derivatives of convertible debt and warrants” with the corresponding reduction to “additional-paid-in-capital”, net of $67,000 that was previously recorded in equity, on the consolidated Balance sheets.  The assumptions used for the Black-Scholes option pricing model at January 1, 2009 were a term of 4.3 years, volatility of 143.12%, and a risk-free interest rate of 1.46%.

During the nine months ended September 30, 2009, we recorded a decrease in the previously recorded $67,000 liability related to the fair value of the outstanding warrants of $3,000. The expense reduction is included in “non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants” on the consolidated statements of operations and comprehensive loss.

Related to the derivative liabilities associated with the conversion features and warrants issued in the 2009 and 2010 convertible debt financings, we recorded a net increase in the carrying amount of those liabilities due to the changes in fair value. During the three and nine months ended September 30, 2010 we recorded a loss on the change in fair value of derivative liabilities of $9.1 million and $15.3 million, respectively. The loss of $15.3 million for the nine months is net of a gain on the change in fair value of derivative liabilities of $1.2 million recorded in the quarter ended March 31, 2010. We also reclassified $10.6 million of derivative liabilities to additional paid-in capital during the three months ended September 30, 2010.

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

Deemed Dividend to Preferred Stockholders

On December 31, 2008, we issued 112,190.40 shares of Series A Preferred stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1. 1million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. The fair value of the conversion of the 112,190.40 shares of Series A Preferred shares issued to the investors in the private placement transaction that will be converted to a total of 53,922,072 shares of our common stock was $1.0 million based on our stock price on March 31, 2009, the date our shareholders approved the conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A preferred issued prior to the shareholder approval is included in Series A Preferred stock in the shareholders’ equity. On March 31, 2009, we recorded the $1.0 million increase in the fair value as an increase in common stock additional paid in capital and as a deemed dividend to preferred shareholders for the nine months ended September 30, 2009.

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

The fair value of the conversion of the 92,795.94, shares of Series B Preferred shares issued to the warrant holders that will be converted to 12,255,560 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B preferred issued prior to the shareholder approval is included in Series B Preferred stock in the shareholders’ equity. On March 31, 2009, we recorded the $488,000 million increase in the fair value as an increase in Common Stock Additional Paid In Capital on the Condensed Consolidated Balance Sheets and as a Loss on Troubled Debt Restructuring on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

Income Taxes

Our effective tax rate was 0% in the three and nine months ended September 30, 2010 and 2009, respectively.  We recorded valuation allowances for the nine months ended September 30, 2010 and 2009 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $8.5 million and $24.6 million for the three and nine months ended September 30, 2010, compared to a net loss of $9.3 million and $16.4 million in the comparable periods in 2009, respectively.

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

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	actual versus anticipated licensing of our technology;
●	our actual versus anticipated operating expenses;
●	the timing of our OEM customer product shipments;
●	the timing of payment for our technology licensing agreements;
●	our actual versus anticipated gross profit margin;
●	our ability to raise additional capital, if necessary; and
●	our ability to secure credit facilities, if necessary.

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

On December 31, 2008, we completed certain refinancing and capital raising transactions, acquired Neonode Technologies AB, and began operations with a primary focus on licensing our touchscreen technology to third party OEM customers. We currently have three active customers for our touchscreen technology. In most circumstances our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from those technology license agreements.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at September 30, 2010, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At September 30, 2010, we had cash of $271,000 as compared to $28,000 at December 31, 2009. In the nine months ended September 30, 2010, $1.5 million of cash was used in operating activities, primarily as a result of our net loss and increases in the following non-cash items (in thousands):

Depreciation and amortization	$7
Stock-based compensation expense	3,275
Fair value of shares issued in settlement	563
Loss on extinguishment of debt	356
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	18,518
Total net non-cash items included in cash used in our operations	$22,719

Working capital deficit was approximately $3.9 million (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) at September 30, 2010, compared to working capital deficit of $1.9 million at December 31, 2009.

In the nine months ended September 30, 2010, we purchased $8,000 of fixed assets, consisting primarily of computers and engineering equipment.

During the nine months ended September 30, 2010, we received proceeds from a private placement of convertible notes totaling $1.6 million and converted $163,000 of accounts payable to convertible debt that can be converted, at the holder’s option, into 88,035,564 shares of our common stock at a conversion price of $0.02 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.02 during the period that the notes are outstanding. These convertible notes that were due on December 31, 2010 were extended until June 30, 2011and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 44,017,782 three year warrants to the convertible note holders with an exercise price of $0.04 per share (see below).

During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011 under the same terms and conditions as the original notes. Holders of 69,171,409 stock purchase warrants also agreed to exercise their previously granted three-year warrants with an exercise price of $0.04 for a discounted exercise price of $0.035 per share. They will receive 69,171,409 shares of our common stock and 69,171,409 replacement three-year warrants with an exercise price of $0.055 for each warrant exercised. As of September 30, 2010, holders of 8,711,596 warrants signed the warrant repricing and debt extension agreement. The value of these warrants totaled $305,336 based on the exercise price of $0.02 per share of which $100,625 was collected as of September 30, 2010 and $204,281 is included in subscription receivable in equity. As of November 17, 2010, when we completed the warrant repricing and debt extension financing transaction, a total of approximately $2.4 million was raised under this transaction and participants in the warrant repricing transaction received a total 69,171,409 shares of our common stock and 69,171,409 replacement three-year warrants with an exercise price of $0.055 for each warrant exercised. Subsequent to September 30, 2010, holders of 66,296,409 warrants paid a total of $2.3 million of the $2.4 million raised pursuant to the warrant repricing agreement and received 66,296,409 shares of our common stock and 66,296,409 replacement warrants.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the nine months ended September 30, 2010, management determined that we had the following material weaknesses: (1) inability to properly account for certain financing transactions, including convertible debt and derivative financial instruments and (2) having  no formalized documentation of our internal control policies and procedures, primarily due to the small size of our accounting department. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the first nine months of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

●
adding personnel to our financial department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to revenue recognition;

●	exploring the suitability of further upgrades to our accounting system to complement the new management reporting system software described above; and
●
Management will perform an assessment of the effectiveness of our internal control over financial reporting and implement appropriate internal controls on weaknesses determined, if any, documenting, and then testing, the effectiveness of those controls.

PART II.  Other Information

ITEM  1.   Legal Proceedings

On December 9, 2008, Empire Asset Management (“Empire”), a broker dealer that acted as our financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in us.  Empire was seeking compensatory damages in an unspecified amount for the harm allegedly suffered.   We entered into a settlement agreement dated July 9, 2010. The terms of the settlement agreement were finalized on September 13, 2010 and have been satisfied.

On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in us.  Mr. Berman, who was a client of Empire, invested $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 162,900 shares totaling $251,082 in the aftermarket. We entered into a settlement agreement dated October 11, 2010. The terms of the settlement agreement have been satisfied.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs.  On December 14, 2009, Xerox obtained an entry of default against the Company without prior warning to the Company.  We accrued the total amount of the lawsuit $109,000 at December 31, 2009. On August 16, 2010, we entered into a settlement agreement that required us to pay a total of $15,000. The terms of the settlement agreement have been satisfied and the lawsuit was formally dismissed on October 8, 2010.

ITEM  2.   Unregistered Sales of Equity Securities

Senior Convertible Secured Notes- 2010

During the three months ended September 30, 2010, Series A Preferred stockholders exchanged 15,523 shares of Series A Preferred stock for 4,998,398 shares of our common stock, and Series B Preferred stockholders exchanged 4,546 shares of Series B Preferred stock for 600,390 shares of our common stock.

On September 8, 2010, we issued 422,333 shares of our common stock to the holder of a convertible promissory note that was due on August 26, 2010.

On September 13, 2010, we issued 11,256,567 shares of our common stock in settlement of the Empire lawsuit and we canceled 148,780,629 outstanding warrants held by Empire.

On September 22, 2010, we issued 3,002,792 shares of our common stock to a holder of two convertible promissory notes who elected to convert and retired the $59,000 of convertible promissory notes plus accrued interest at the $0.02 conversion price pursuant to the note agreements.

On September 23, 2010, we issued 173,310 shares of our common stock and a warrant to purchase 173,310 shares of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.

On September 25, 2010, we issued 375,000 shares of our common stock and a warrant to purchase 375,000 shares of our common stock at an exercise price of $0.04 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.

On September 29, 2010, we issued 286,539 shares of our common stock for the conversion of principal and interest of senior convertible secured notes originally issued in 2007.

On September 30, 2010, we issued 8,711,596 shares of our common stock for the exercise of warrants in connection with the 2009 and 2010 convertible debt financing. The warrants were exercised at $0.035 per share based on the warrant repricing and debt extension agreement.

ITEM 6.   Exhibits and Reports on Form 8-K

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

10.15	Note Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2008)
10.16	Share Exchange Agreement, dated December 30, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 31, 2008)
10.17	Series A Stock Subscription Agreement, dated December31, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 31, 2008)
10.18	Warrant Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 31, 2008)
10.19	Employment Agreement with Per Bystedt (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on April 15, 2009)
10.20	Employment Agreement with Thomas Eriksson (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on April 15, 2009)
10.21	Employment Agreement with Magnus Goertz (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on April 15, 2009)
10.22	Convertible Note Agreement, dated September 9, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September14, 2009 )
10.23	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009 )
10.24	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009 )
10.25	Convertible Note Agreement, dated January 18, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2010 )
10.26	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 23, 2010 )
10.27	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 23, 2010 )
10.28	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 18, 2010 )
10.29	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 18, 2010 )
10.30	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 18, 2010 )

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 + Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 22, 2010.

Neonode Inc. Registrant

Date: November 22, 2010	By:	/s/ Per Bystedt
Per Bystedt
Chief Executive Officer

Date: November 22, 2010	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)