Form 10-Q/A
period 2010-09-30
Neonode, Inc
filed 2010-11-23
CIK 87050

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
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

EXPLANATORY NOTE

This amendment to Form 10-Q (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q of Neonode Inc. (the “Company”) for the quarter ended September 30, 2010 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2010. The Original Filing Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations discussion of Net Revenue includes the statement “We signed two additional technology license agreements with global OEMs in November and are in the final negotiations for technology license agreements with two additional global OEMs.” That statement was made in error and has been removed in this amendment.

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

10.15	Note Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 31, 2008)
10.16	Share Exchange Agreement, dated December 30, 2008 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 31, 2008)
10.17	Series A Stock Subscription Agreement, dated December31, 2008 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 31, 2008)
10.18	Warrant Conversion Agreement, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 31, 2008)
10.19	Employment Agreement with Per Bystedt (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on April 15, 2009)
10.20	Employment Agreement with Thomas Eriksson (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on April 15, 2009)
10.21	Employment Agreement with Magnus Goertz (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on April 15, 2009)
10.22	Convertible Note Agreement, dated September 9, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September14, 2009 )
10.23	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009 )
10.24	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009 )
10.25	Convertible Note Agreement, dated January 18, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2010 )
10.26	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 23, 2010 )
10.27	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 23, 2010 )
10.28	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 18, 2010 )
10.29	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 18, 2010 )
10.30	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 18, 2010 )

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 + Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 2 3 , 2010.

Neonode Inc. Registrant

Date: November 2 3 , 2010	By:	/s/ Per Bystedt
Per Bystedt
Chief Executive Officer

Date: November 2 3 , 2010	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)