Form 10-K
period 2010-12-31
Neonode, Inc
filed 2011-03-31
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission File No. 0-8419

NEONODE INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1517641
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Sweden Linnegatan 89, SE-115 23 Stockholm, Sweden
USA 651 Byrdee Way, Lafayette, CA 94549
(Address of principal executive offices and Zip Code)

Sweden + 46 8 667 17 17
USA + 1 925 768 0620
(Registrant's Telephone Numbers, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NONE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2010 (the last business day of the second quarter of the registrant’s current fiscal year) as reported on the OTC BB, was $8,199,674.

The number of shares of the registrant’s common stock outstanding as of March 31, 2011 was 27,279,672.
The number of shares of the registrant’s Series A Preferred stock outstanding as of March 31, 2011 was 83.
The number of shares of the registrant’s Series B Preferred stock outstanding as of March 31, 2011 was 101.

Neonode Inc. affected a 25-to-1 reverse stock split on the opening of business on March 28, 2011. All per share amounts and calculations in this Annual Report and the accompanying consolidated financial statements have been calculated to reflect the effects of the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

NEONODE INC.

2010 ANNUAL REPORT ON FORM 10-K

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

We provide optical infrared touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce®. Our patented zForce® technology offers a number of benefits compared to other touch screen technologies currently on the market. Our optical infrared technology offers clients lower cost and more functional alternatives to other touch screen technologies. zForce® also consumes less power than our competitor's solutions, is able to function in a wide temperature range, requires no screen overlay and thus offers a much clearer picture while at the same time accommodating multi-touch functionality. zForce® combines full finger touch and high resolution pen support in the same solution.

Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce® and software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce® multi-touch product is our latest release and is currently being integrated into products such as mobile phones, mobile internet devices, eReaders, digital picture frames, printers, GPS devices and tablet PC’s. It should be noted that our licensing model provides the added benefit of allowing us to grow sales exponentially without the need of increasing costs at anywhere near the same rate to support the sales growth.

Markets

We provide touch screen solutions for navigation for many of the world’s premier eReader OEMs. Our patented touch screen technology, zForce®, supports high resolution pen writing in combination with finger navigation including gestures, multi-touch, sweeps and much more. Unlike resistive and capacitive touch screens, zForce® touch screens have no overlay on top of the display window and provide a 100% clear viewing experience, free from reflection and parallax effects that is required for eReader touch screens. Neonode’s touch solution for portable devices is many times more cost effective than any other high performance touch solution in the market today, and we believe it is the only viable touch screen solution that will operate on the new revolutionary reflective display panels that will offer paper-like reading experience in almost any ambient lighting condition while greatly reducing power consumption. We believe that reflective display panels will be the future display panels of choice for all eReader, tablet PC, GPS devices and many mobile phone and other hand held devices.

Industry projections, by the Yankee Group published on February 8, 2011, project that the number of eReaders sold will increase from the estimated 11 million eReaders sold in 2010 to a projected 72 million eReaders in 2014, reflecting the continued migration of paper book sales to electronic books. Based on the strength of our technology and engineering know-how, we believe we are well positioned to take advantage of the growth opportunity in the eReader market and to provide innovative, value-added human interface solutions for each of the key end-user preferences.  We believe that the end-user reading experience will be enhanced by the adoption of reflective display panels, including additional functionality, such as multi-touch gesture recognition. We believe we are well positioned within the eReader market as our zForce® product line allows us to address the entire eReader market.

In addition, we believe our intellectual property portfolio, engineering know-how, technological expertise and experience in providing touch screen solutions to major OEMs of portable electronic devices position us to be a key technological enabler for multiple consumer electronic devices including tablet PCs, mobile phones, digital picture frames, remote controls, and global positioning devices, as well as a variety of other mobile, handheld, wireless, and entertainment devices. We believe our existing technologies with our emphasis on low cost, ease of use, small size, low power consumption, advanced functionality, durability, and reliability enable us to serve multiple aspects of the markets for these products, as well as for other electronic devices.

We anticipate that our touch screen solutions for low-cost high-volume mobile phones will constitute an important percentage of our future net revenue. Our ongoing success in serving the low-cost high-volume mobile phone market will depend upon a number of factors, including:  (i) the continued growth of the overall mobile phone market, (ii) the utilization of high-functionality interactive infrared touchscreens rather than mechanical buttons or capacitive/resistive touchscreens, as the interface for application access and control in those products,  and (iii) our ability to demonstrate to mobile phone OEMs the advantages of our touch screen solutions in terms of price, performance, usability, size, durability, power consumption, and industrial design possibilities.

Industry projections for the low-cost mobile phone market for the period from 2011 through 2013 predict a compound annual growth rate of 21%, which reflects the trend towards greater functionality in low-cost mobile phone products to meet and address the expanded needs and expectations of the consumer-oriented market. These products require a low-cost, simple, durable, and intuitive touch screen solution to enable the user to navigate efficiently through menus and scroll through information contained in the host device. We believe we are well positioned to take advantage of this growing market based on our technology, engineering know-how, and the acceptance of our touchscreen solutions by OEMs in this market.

Our History

    Neonode Inc. (the “Company”), formerly known as SBE, Inc., was incorporated in the State of Delaware on September 4, 1997.

On August 10, 2007, SBE, Inc. consummated a reverse merger transaction with Neonode Inc. (the “Merger”), and SBE, Inc.’s name was subsequently changed to “Neonode Inc.” on the completion of the Merger. Prior to the Merger, Neonode Inc. had been incorporated in the State of Delaware in 2006 and was the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. Following the closing of the Merger, the business and operations of Neonode Inc. prior to the Merger became the primary business and operations of the newly-combined company. The newly-combined company’s headquarters is located in Stockholm, Sweden.

Through our previously wholly-owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the N2.  We began shipping the N2 to our first customers in July 2007 but faced difficult circumstances in finding a viable market for our N2 mobile phone and subsequently discontinued the manufacturing of mobile phones and the operations of Neonode AB.

      2008 Corporate Restructuring

In 2008, as a result of our inability to sell a sufficient number of mobile phones to support our operations, we took the following actions to restructure and refinance the Company:

●
On December 9, 2008, Neonode AB filed a petition for bankruptcy in compliance with the Swedish Bankruptcy Act (1987:672).  As of that date, Neonode AB ceased to be owned and operated by Neonode Inc., and Neonode Inc. ceased to have any financial obligations related to the accounts payable or other debts of Neonode AB.

●
On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB (f/k/a AB Cypressen AB nr 9683), a Swedish engineering company, and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys Sweden AB, and Athemis Ltd., pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of shares of Company’s Series A Preferred Stock to the Neonode Technologies AB stockholders.  Upon the closing of the transaction, Neonode Technologies AB became a wholly-owned subsidiary of the Company. The Neonode Technologies AB stockholders were employees of the Company and/or Neonode AB and, as such were related parties. The acquisition of Neonode Technologies AB by Neonode Inc. did not qualify as a business combination, and accordingly the fair value of the shares of Series A Preferred Stock issued to the sellers of Neonode Technologies AB shares were accounted for as compensation.  As there was an 18 month service requirement related to the Neonode Inc. shares issued to the Neonode Technologies AB shareholders, the value of the Series A Preferred Stock was amortized to compensation expense over the 18 month service period beginning January 1, 2009.

●
On December 30, 2008, we entered into a restructuring transaction in which we converted the majority of the outstanding warrants and convertible debt that had been issued in previous financing transactions to shares of Series A and B Preferred Stock, respectively, that were convertible into shares of our common stock in accordance with the Company’s Certificate of Designation filed with the Delaware Secretary of State.

2009 Corporate Financing

●
During the period from August 25, 2009 through December 31, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 1,973,966 shares of our Common Stock at a conversion price of $0.50 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.50 during the period that the notes are outstanding. These convertible notes were originally due on December 31, 2010, but the due date has been extended until June 30, 2011.  They bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding.  In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share.  The warrants may be exercised and converted to Common Stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date.  We are not obligated to register the Common Stock related to the convertible debt or the warrants.

2010 Corporate Financing

●
During the period from January 1, 2010 through May 20, 2010, we received $1.8 million in proceeds related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 3,518,287 shares of our Common Stock at a conversion price of $0.50 per share and 1,760,711 stock purchase warrants that have an exercise price of $1.00 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.50 during the period that the notes are outstanding. These convertible notes were originally due on December 31, 2010, but the due date has been extended until June 30, 2011.  They bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to Common Stock, at the warrant holder’s option, beginning on the six month anniversary date of the issuance until the warrant expiration date. We are not obligated to register the Common Stock related to the convertible debt or the warrants.

●
During September and October 2010, we entered into two different types of amendments with the holders of the convertible notes and the holders of the stock purchase warrants issued in the Fall 2009 and Spring 2010 financing transactions.  All of the holders of the convertible notes entered into an amendment pursuant to which the due date of the convertible notes was extended until June 30, 2011.  A majority of the holders of the stock purchase warrants entered into an amendment pursuant to which they exercised their previously granted warrants at a discounted exercise price of $0.88 per share and was granted a replacement three-year warrant for each original warrant exercised.  When exercised, the replacement warrants can be converted into 2,766,856 shares of our common stock at an exercise price of $1.38 per share.  A total of 2,766,856 warrants were exercised at the discounted exercise price of $0.88 per share, and a total of $2.4 million was raised by the Company through these warrant exercises.  We issued a total of 2,766,856 shares of common stock and replacement warrants to the exercising warrant holders.

Technologies

Our touchscreen solutions are based on our patented zForce® and Neno™ hardware and software technology. zForce® is our optical infrared touchscreen technology that supports one-handed navigation, allowing the user to operate the functionality with finger gestures passing over the screen. Neno™ is our software-based user interface.

zForce® has been patented in several countries including the US and has several patents-pending in the US. It uses infrared light that is projected as a grid over the screen. The infrared light pulses a full screen up to 120 times a second so that the grid is constantly being refreshed. Coordinates are produced on the screen and are then converted into mathematical algorithms when a user's fingers move across the screen. This input method is unique to Neonode and is enabled by the zForce® technology.

Currently, there are two dominant types of touchscreen technologies available in the market - capacitive and resistive. Capacitive technology is the technology that the Apple iPhone uses and resistive technology is what is found on most stylus-based PDAs.  Resistive technology is pressure sensitive technology. Best used for detailed work and for selection of a particular spot on a screen, resistive technology is not useful for sweeping gestures or motion, such as zooming in and out.  Capacitive technology, which is used on a laptop computer mouse pad, is very good for sweeping gestures and motion. The screen actually reacts to the finger’s tiny electric impulses. Capacitive touchscreens work best if the user has unimpeded contact between his finger and the screen.

Our zForce® optical touchscreen technology has a number of key advantages over each of these technologies, including:

●
  No additional layers are added to the screen that may dilute the screen contrast and clarity. Layering technology is required to activate the capacitive and resistive technologies and can be very costly;

●
  The zForce® grid technology is more responsive than the capacitive screen technology and, as a result, is quicker and less prone to misreads. It allows movement and sweeping motions as compared to point-sensitive, stylus-based resistive screens;

●	zForce®, an abbreviation for zero force necessary, obviates the need to use any force to select or move items on the screen as would be the case with a stylus;
●	zForce® is cost-efficient due to the lower cost of materials and extremely simple manufacturing process when compared to the expensive layered capacitive and resistive screens;

●	zForce® allows multiple methods of input, such as simple finger taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the screen;
●
  zForce® is one of the few  viable touch screen solution that will operate on well on the new revolutionary reflective display panels that will offer paper-like reading experience in almost any ambient lighting condition while greatly reducing power consumption. Manufacturers of reflective display panels are targeting eReader, mobile phone and tablet PC markets because these devices require the clear viewing screen and low power consumption of the reflective display panels; and

●
  zForce® incorporates some of the best functionalities of both the capacitive and resistive touch screen technologies. It works in all climates and, unlike the competing technologies, can be used with thick gloves. In addition, zForce® allows for waterproofing of the device.

Because of its uniqueness and flexibility, we believe that our zForce® technology presents a tremendous licensing opportunity for Neonode. The market is vast, given the current rapid increase in touchscreen-based devices such as eReaders, mobile phones, Tablet PCs, media players, printers and GPS navigation devices.

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

We have been issued patent protection of our invention named “On a substrate formed or resting display arrangement” in five countries, including the US and through a Patent Cooperation Treaty (“PCT”) application and in 24 designated countries through an application to the European Patent Office (“EPO”). We applied for a patent in Sweden relating to a mobile phone and have also applied for a patent in the United States regarding software named “User Interface.” We have 17 other patent applications pending in the US.

        We have been granted trademark protection for the word NEONODE in the European Union (“EU”), Sweden, Norway, and Australia. In addition, we have been granted protection for the figurative mark NEONODE in Sweden. Additional applications for the figurative trademark are still pending in Switzerland, China, Russia, and the United States. In addition, our touch screen technology name zForce® is now an official trademark registered by the US Patent and Trademark Office.

Our “User Interface” may also be protected by copyright laws in most countries, including Sweden and the EU (which do not grant patent protection for the software itself), if the software is new and original. Protection can be claimed from the date of creation.

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

Our sales force and marketing operations are managed out of our corporate headquarters in Stockholm, Sweden, and our current sales force is comprised of sales offices located in Stockholm, Korea and the US.

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the touchscreen user interface markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners. In fiscal years 2010 and 2009, we spent $1.9 million and $1.0 million, respectively, on research and development activities.

We carefully monitor innovations in other technologies and are constantly seeking new areas for application of zForce®. We have developed a technology roadmap that we believe will result in a steady stream of new innovations and areas of use.

Our research and development is predominantly in-house, but is also done in close collaboration with external partners and specialists. Our development areas can be divided into the following areas:

●	Software
●	Optical
●	Mechanical
●	Electrical

Recent Developments

●
On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of Common stock and Preferred Stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provides that each twenty-five (25) outstanding shares of the Corporation’s Common Stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of common stock, and each twenty-five (25) outstanding shares of the Corporation’s Preferred Stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of Preferred stock.  The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Annual Report on Form 10-K.

●
In March 2011, we entered into new convertible loan agreements (each a “Convertible Loan Agreement”) with investors who participated in our 2009 and 2010 financing transactions (the “Investors”) and who had been issued common stock purchase warrants with exercise prices of $0.50 per share, $1.00 per share, and $1.38 per share (the “Current Warrants”).  Pursuant to the Convertible Loan Agreements, each Investor exercised some or all of its outstanding Current Warrants at the applicable exercise price ($0.50 per share, $1.00 per share, and/or $1.38 per share), and provided us with a convertible loan, bearing interest at a rate of seven percent (7%) per annum, that matures on March 1, 2014.

Each Investor has the option at any time prior to the repayment of its loan to convert the loan into fully-paid and non-assessable restricted shares of our common stock, at a price of $2.50 per share.  The loan will automatically be converted into restricted shares of our common stock in the event that on or before the loan due date either (a) our common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) we consummate a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by us by the due date, and the Investor has not previously converted the loan, the Investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable on June 30th and December 31st of each year.

In addition,  we issued to each Investor new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “New Warrants”), with each investor receiving (i) a number of New Warrants equal to fifty percent (50%) of the number of Current Warrants exercised by such Investor under its Convertible Loan Agreement, and (ii) a number of New Warrants that is equal in value to twenty-five percent (25%) of the Investor’s loan to us.  The New Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

The Investors exercised an aggregate of 493,426 outstanding Current Warrants, for an aggregate investment of $515,000 in the Company, and loaned the Company an aggregate of $4.2 million. In addition, we issued to the Investors New Warrants for the purchase of an aggregate of 669,753 of our restricted shares of common stock.

●
We have recently developed prototype products and are engaged in product design discussions with several large global OEMs and ODMs that are in the process of qualifying our touchscreen technology for incorporation in various products, such as digital picture frames, GPS devices, eReaders, Touch PC, mobile phones, printer and mobile internet devices. The development and product release cycle for these products may take 6 to 18 months.

●
On March 4, 2011, we signed a technology licensing agreement with a top ten global OEM to integrate our zForce® touch screen technology into a series of products.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $50,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by June 30, 2011.

●
On January 28, 2011, our Board of Directors approved certain changes to Neonode’s management team.   Thomas Eriksson, one of our founders and current Chief Executive Officer of Neonode Technologies AB, Neonode’s wholly-owned subsidiary, was appointed Neonode’s Chief Executive Officer, effective as of January 28, 2011, replacing Mr. Per Bystedt who resigned from his position as Neonode’s Chief Executive Officer, effective as of January 28, 2011.  Mr. Bystedt assumed the role of Executive Chairman and continues to serve as the Chairman of the Board of Directors.

●
On January 4, 2011, we signed a technology licensing agreement with a global retail and internet based OEM to integrate our zForce® touch screen technology into a series of products.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $65,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by March 31, 2011.

●
On December 30, 2010, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of eReaders.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $65,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by March 31, 2011.

●
On June 18, 2010, we signed a technology license agreement with Sony Corporation related to our touchscreen technology for a series of eReaders. In conjunction with the signing of this technology license agreement, Sony Corporation issued an initial purchase order for $475,000 of touchscreen licenses. We are deferring the technology license fee revenue until such time as the warranty period expires on March 18, 2011.

Overview of the Touchscreen Market and Competition

Competing Touchscreen Technologies:

Today there are different touchscreen technologies available in the market. All of them with different or slightly different profiles, power consumption, level of maturity, and cost price:

●	Resistive -- uses conductive and resistive layers separated by thin space;
●	Surface acoustic wave -- uses ultrasonic waves that pass over the touchscreen panel;
●
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

●	Infrared -- uses infrared beams that are broken by finger or heat from the finger sensed from a camera to detect a touch;
●	Strain gauge -- uses a spring mounted on the four corners and strain gauges are used to determine deflection when the screen is touched;
●	Optical imaging -- uses two or more image sensors placed around the edges (mostly the corners) of the screen and a light source to create a shadow of the finger;
●
In-cell optical touch technology -- embeds photo sensors or conductive sensors directly into an LCD glass. By integrating the touch function directly into an LCD glass, the LCD acts like a low resolution camera to “see” the shadow of the finger;

●	Dispersive signal technology -- uses sensors to detect the mechanical energy in the glass that occur due to a touch; and
●	Acoustic pulse recognition -- uses more than two piezoelectric transducers located at some positions of the screen to turn the mechanical energy of a touch (vibration) into an electronic signal.

Touchscreen Technologies Competitors:

Company	Technology
3M	Capacitive, Dispersive Signal Touch
Synaptics	Capacitive sensors and IC controllers
ATMEL	Capacitive touch IC controllers
Cypress	Capacitive touch IC controllers
Maxim	Capacitive touch IC controllers
RPO	Optical wave guide
Nextwindow	Optical with camera sensor
Zytronic	Capacitive
Tyco Electronics	Capacitive, Resistive, Surface Wave,
Touch International	Resistive and Capacitive
Mass Multimedia Inc.	All touchscreen technologies
Young Fast	Capacitive sensor and module maker
TPK	Capacitive (provides the capacitive touch sensor for the Apple iPhone)

Today’s market leading touch technologies, resistive and capacitive technologies make use of a “touch sensor/window” or an overlay in combination with a controller IC to function. In comparison zForce use a “lightguide” (to reflect and focus light) together with some standard IC components to operate.

Neonode licenses the complete solution to the customers, and thus there is no need for a 3rd party to assemble the touch sensor with the controller (called a module maker) that adds cost to the complete solution.

Below is a comparison table for resistive, capacitive (2 types) and zForce touch technologies. Some of zForce unique selling points include low power, cost and weight, in combination with a 100 % transparent touch window.

Technology License Agreements

As of December 31, 2010, we have entered into four technology license agreements with customers. We signed two additional technology license agreements with customers subsequent to December 31, 2010.

We our dependent on a few customers, and the loss of any one of these customers could have a materially adverse effect on our future revenue stream.  In the short term, we anticipate that we will remain dependant on a limited number of customers for substantially all of our future revenue. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on our business, operating results and cash flows.

Our accounts receivable as of December 31, 2010 was earned from six customers. Our revenue for the year ended December 31, 2010 was earned from seven customers of whom two customers accounted for approximately 84% of our net revenue for the year. Our customers are located in the US, Europe and Asia.

Employees

On December 31, 2010, we had fourteen full-time employees and one part-time employee. We augment our staff with consultants on an “as needed” basis. Our full-time and our part-time employees are located in our corporate headquarters in Stockholm, Sweden, and one employee is located in a branch office in the United States. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Business

We may require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We may require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating at least the next twelve months. We are currently evaluating different financing alternatives, including but not limited to selling shares of our common or preferred stock, or issuing notes that may be converted in shares of our common stock which could result in the issuance of additional shares.   If our operations do not become cash flow positive, we will be forced to seek credit line facilities from financial institutions, additional private equity investment, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We have never been profitable and we anticipate significant additional losses in the future.

Neonode Inc. was formed in 1997 and reconstituted in 2006 as a holding company, owning and operating Neonode AB, which had been formed in 2004. We had been primarily engaged in the business of developing and selling mobile phones. Following the liquidation of Neonode AB, we implemented a new strategy for our business.  We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. We were not successful in selling mobile phones and have refocused our business on licensing our touchscreen technology. We may not be successful in entering the technology licensing business. Our success will depend on many factors, including, but not limited to:

● the growth of touchscreen interface usage;
● the efforts and success of our OEM and other customers;
● the level of competition faced by us; and
● our ability to meet customer demand for engineering support, new technology and ongoing service.

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

We are dependent on a few customers.

Currently, we have entered into license agreements with six customers.  Since we are dependent on a few customers, the loss of any customer could have a materially adverse effect on our future revenue stream.

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

We license third-party software for use in our products, including the operating systems. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to customers in a timely manner, on acceptable business terms, or if they contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product releases could be delayed, our offering of features could be reduced, or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

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

Risks Related to Owning Our Stock

During the 2009 fiscal year, due to our lack of cash resources, we were unable to obtain a timely review of our interim financial statements or a timely audit of our 2009 financial statements by our registered independent accountants.

During the 2009 fiscal year, due to our lack of cash resources, we were unable to obtain a timely review of our interim financial statements or a timely audit of our 2009 financial statements by our registered independent accountants in accordance with the Exchange Act’s reporting requirements and Rule 10-01(d) of the Securities and Exchange Commission Regulation S-X.  Although our 2009 financial statements have since been audited, our failure to have complied with these SEC requirements could adversely affect the value of our common stock.  In addition, our failure in 2009 to satisfy the current public information requirement of Rule 144 means that the reduced Rule 144 holding period prior to the resale of our unregistered stock is unavailable to holders of our unregistered stock until we are current for twelve months.  This may adversely affect a stockholder’s ability to resell our stock and cause our share price to decline.

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

Some specific factors that may have a significant effect on our common stock market price include:

●	actual or anticipated fluctuations in our operating results or future prospects;
●	our announcements or our competitors’ announcements of new products;
●	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in our growth rates or our competitors’ growth rates;
●	developments regarding our patents or proprietary rights or those of our competitors;
●	our inability to raise additional capital as needed;
●	concern as to the efficacy of our products;
●	changes in financial markets or general economic conditions;
●	sales of common stock by us or members of our management team; and
●	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our subsidiary, Neonode Technologies AB, entered into a month-to-month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $6,000 per month. The annual payment for this space equates to approximately $72,000.

In addition, we lease office space located in Lafayette, California that is provided by our Chief Financial Officer on a rent-free basis.

On March 18, 2011, we entered into a twelve month lease with CA-Santa Clara Office Center Limited Partnership for approximately 1,781 square feet of office space located at 2700 Augustine Drive, Santa Clara, California, USA for approximately $2,600 per month.

ITEM 3. LEGAL PROCEEDINGS

On December 9, 2008, Empire Asset Management (“Empire”), a broker dealer that acted as our financial advisor and exclusive placement agent in previous private placement transactions, initiated a law suit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in us. We entered into a settlement agreement dated July 9, 2010. The lawsuit was dismissed on September 13, 2010.

On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Mr. Berman to invest in us.  Mr. Berman, who was a client of Empire, invested $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 6,516 shares totaling $251,082 in the aftermarket. We entered into a settlement agreement dated October 11, 2010. The lawsuit was dismissed on October 13, 2010.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,592.81 plus interest, late payment charges, and legal costs. On August 16, 2010, we entered into a settlement agreement that required us to pay a total of $15,000. The lawsuit was dismissed on October 8, 2010.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective January 2, 2009, our common stock was quoted on the Pink Sheets under the symbol NEON.PK and effective January 26, 2009, our common stock has been quoted on the Over the Counter Bulletin Board Market (OTCBB) under the symbol NEON.OB. From March 28, 2011 through April 15, 2011, the symbol is converted to “NEOND” as a result of our reverse stock split. The table below sets forth the high and low sales prices of our common stock as reported on OTCBB. This information has been adjusted to reflect the 1-for-25 reverse stock split that was effective March 28, 2011.  As of December 31, 2010, there were approximately 2,634 holders of record of our common stock.

Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2010
High	$1.00	$1.25	$2.00	$2.00
Low	$0.50	$0.50	0.75	$1.50
Fiscal 2009
High	$1.50	$1.25	$1.25	$1.00
Low	$0.50	$0.50	$0.50	$0.50

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we do not assume any obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The following discussion should be read in conjunction with the company’s consolidated financial statements for the years ended December 31, 2010 and 2009 and the related notes included therein.

Overview

        We provide optical touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical touchscreen technology, zForce®. Our patented zForce® technology offers a number of benefits compared to other touch screen technologies. Our optical technology offers clients low cost and more functional alternatives to other touch screen technologies. zForce® also consumes less power than competitor's screens, is able to function in a wide temperature range, requires no screen overlay and thus offers a much clearer picture while at the same time accommodating multi-touch functionality.

            Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce® and software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce® multi-touch product is our latest release and is currently being integrated into products such as mobile phones, mobile internet devices, eReaders, digital picture frames, printers, GPS devices and tablet PC’s. It should be noted that our licensing model provides the added benefit of allowing us to grow sales exponentially without the need of increasing costs at anywhere near the same rate to support the sales growth.

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

            We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the years ended December 31, 2010 and 2009, we raised approximately $4.0 million and $1.9 million, respectively, net cash proceeds though the sale of our securities and convertible debt. In the first quarter of 2011 we raised approximately $4.7 million through the sale of our securities and convertible debt. We expect this cash plus cash generated from the license of our technology to support our operations for at least the next 12 months.

We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2010, we had an accumulated deficit of $112.1 million. We expect to incur additional losses and may have negative operating cash flows through the end of 2011. Although we have been able to fund our operations to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations.

Our success is dependent on our obtaining sufficient capital or operating cash flows to fund our operations and to development of our technology and on our bringing such technology to the worldwide market. To achieve our objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements are in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Neonode Inc. and its wholly-owned subsidiary based in Sweden, Neonode Technologies AB.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectibility of accounts receivable, recoverability of long-lived assets, the valuation allowance recorded related to our deferred tax assets, the fair value of derivative instruments, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

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

Our accounts receivable as of December 31, 2010 was earned from six customer. Our revenue for the year ended December 31, 2010 was earned from seven customers of whom two customers accounted for approximately 84% of our net revenue for the year. Our customers are located in the US, Europe and Asia.

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

               Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that varied by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We defer the technology license fee revenue until such time as the warranty period stipulated in the license agreement expires. During the warranty period, we agree to correct software issues, as detailed in the underlying technology license agreements.

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

Software Products:

We may derive revenues from software licensing.  We will account for the licensing of software in accordance with accounting guidance and such guidance requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements.

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

Allowance for Doubtful Accounts

Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of our customers when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors, including the length of time the receivables are past due and our historical collection experience with customers. We did not have any accounts receivable at December 31, 2009. We have $151,000 of accounts receivable at December 31, 2010.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible notes payable. Debt issuance costs are amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2010 and 2009 were approximately $28,000 and $48,000, respectively.

Product Research and Development

Research and Development (“R&D”) costs are expensed as incurred. R&D costs are accounted for in accordance with accounting guidance. Research and development costs consists mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying, and measurements.  Research and development costs for the year ended December 31, 2010 and 2009 were approximately $1.9 million and $1.0 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from three to five years as follows:

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

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on grant date, and recognize it as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures. We account for equity instruments issued to non-employees in accordance with accounting guidance, which requires that such equity instruments be recorded at their fair value and the unvested portion be re-measured each reporting period. When determining stock-based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2010 and 2009, our foreign currency transaction losses totaled $23,000 and $0, respectively.

Liabilities for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features that contain anti-dilution rights. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, and are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges.

Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges.

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

We account for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. The relative fair value of the warrants are recorded as a debt discount and amortized to expense over the life of the related debt using the straight line method, which approximates the effective interest method. At each balance sheet date, we make a determination if these warrant instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the year ended December 31, 2010 and 2009, respectively, exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2010 and 2009. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of the accounting, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with the accounting guidance. As a result of the implementation of the accounting guidance, we did not recognize an increase in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore, upon implementation of the applicable accounting guidance, we recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2010, we had no unrecognized tax benefits.

 Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 7.21 and 7.65 Swedish Krona to one U.S. Dollar for the years ended December 31, 2010 and 2009, respectively. The exchange rate for the consolidated balance sheets was 6.78 and 7.21 Swedish Krona to one U.S. Dollar as of December 31, 2010 and 2009, respectively.

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

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605, Revenue Recognition, which describes the accounting for multiple-element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver product’s essential functionality from scope of ASC Topic 985, Software, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the impact that ASU 2009-14 will have on its consolidated financial statements.

Results of Operations

Effective January 2, 2009, our common stock was quoted on the Pink Sheets under the symbol NEON.PK and effective January 26, 2009, our common stock has been quoted on the Over the Counter Bulletin Board Market (OTCBB) under the symbol NEON.OB.

We restructured and recapitalized our business on December 31, 2008 to focus our business on the development of our zForce® touchscreen solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices. Our sales are targeted at OEM’s and ODM’s which produce handheld devices for the digital lifestyle consumer products market, including portable digital music and video players, eReaders, digital cameras, mobile phones, and other electronic devices which may utilize our customized touchscreen solutions.

As of December 31, 2010, we signed four technology license agreements with customers. We have also developed prototype products and are engaged in product engineering design discussions with several other global OEM and ODMs who are in the process of qualifying our touch screen technology for incorporation in various products such as digital picture frames, GPS devices, e-book readers, Touch PC, mobile phones and mobile internet devices. The development and product release cycle for these products may take six months to one year.

We currently have six customers for our touchscreen technology. Sony Corporation  (Sony) began shipments of their eReader products in September 2010, but we will not recognize any revenue from the sales of the Sony eReaders until March 18, 2011, the date the initial warranty period ends.  Koobe Inc. shipped a small number of eReaders to the Chinese market at the end of December 2010 and we recognized approximately $3,000 in revenue from these sales. Two of our other customers under contract are expected to begin shipping products in June 2011. Under the terms of one of the contracts, the customer will pre-purchase $3.0 million of technology licenses prior to shipment of their first product.

Net Revenues

Net revenues for the year ended December 31, 2010 was $440,000. Our net revenues for the year ended December 31, 2010 includes $387,000 in fees for engineering design services $50,000 for the sale of components and $3,000 from technology license fees, respectively, related to our touch screen solution for our customers. We did not have any net revenues for the year ended December 31, 2009.

On December 29, 2009, we signed an engineering services agreement with an OEM to provide engineering services over a three-month period in 2010 related to the development of a touchscreen application for a mobile phone product. The value of this agreement was approximately $167,000, which has been recognized as revenue in the year ended December 31, 2010.  The technology license agreement that we signed with Sony on June 18, 2010 included payment related to engineering services we provided in the development of a touchscreen application for a series of e-book readers. Through December 31, 2010 we earned approximately $201,000 under this agreement, which has been recognized as revenue in the year ended December 31, 2010.  The technology license agreement that we signed with an OEM on July 15, 2010 included payment related to engineering services we provided in the development of a touchscreen application for an automobile touch pad. Through December 31, 2010 we earned approximately $37,000 under this agreement, which has been recognized as revenue in the year ended December 31, 2010.

In conjunction with the signing of the technology license agreement with Sony, they issued an initial purchase order for $475,000 of touchscreen licenses. Sony began shipping its first eReader product on September 1, 2010. We are deferring the technology license fee revenue until such time as the warranty period expires, on March 18, 2011. During the warranty period, the Company agrees to correct software issues, as detailed in the technology license agreement.

    Drivers of the touch screen market include mobile phones, printers, laptops, tablet PCs, eReaders, navigation screens, etc. The proliferation and mass market acceptance of touch screens have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments. The typical sales cycle is 9-18 months with new customers while existing customer lead times are typically 6-9 months. During the initial cycle, there are three phases: evaluation, design, and commercial.  In the evaluation phase, prospects validate the Neonode technology using a Neonode evaluation kit and may produce short runs. During the design phase, true product development begins, with solution definition occurring as well.  This phase tends to be the longest and it should be noted that this phase is where delays typically occur, drawing out the term of the overall cycle.  In the final phase, commercialization, the customer enters into full production mode, and Neonode earns license revenue.

Gross Margin

Gross margin was $172,000 and $0 for the years ended December 31, 2010 and 2009, respectively. Our cost of revenues includes the direct cost of production of the components plus the costs of engineering consultants to complete the engineering design contract.

Product Research and Development

Product research and development expenses for the year ended December 31, 2010 were $1.9 million compared to $1.0 million for year ended December 31, 2009.  Factors that contributed to the increase in R&D costs include an increase in patent filing costs, travel and prototype materials costs related to customer development projects.

    We continue to pursue and expand R&D expenditures on the development of our touchscreen and other technologies. We have a development roadmap based on our touchscreen and other technologies. As of December 31, 2010, we have eight employees and one part-time consultant in our R&D department.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2010 were $566,000 compared to $346,000 for the year ended December 31, 2009. This increase in 2010 as compared to 2009 is primarily related to the addition of three sales personnel and an increase in travel expenses.

Our sales activities focuses primarily on OEM and ODM customers who will integrate our touchscreen technology into their products, and the OEM and ODM customers will sell and market their products to their customers.

General and Administrative

General and administrative expenses for the year ended December 31, 2010 were $3.6 million compared to $1.6 million for the year ended December 31, 2009. This increase in 2010 as compared to 2009 is primarily related to an increase in non-cash fair value of warrants issued to employees and legal expenses.

    As of December 31, 2010, we have three employees and one part-time consultant in our G&A department fulfilling management and accounting responsibilities.

Amortization of Fair Value of Stock Issued to Related Parties for Purchase of Neonode Technologies AB

On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the ”Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 19,800 shares of the Company’s Series A Preferred stock.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly owned subsidiary of the Company.   The Neonode Technologies AB Stockholders are or were employees of us and/or Neonode AB, and as such are related parties.

The fair value of the conversion feature of the 19,800 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 9,516,447 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. For the year ended December 31, 2009, $6.3 million and for the year ended December 31, 2010 $3.2 million, respectively, has been recorded as compensation expense in our consolidated statements of operations.

Interest and Other Expense

Interest expense for the year ended December 31, 2010 was $179,000, compared to $60,000 for the year ended December 31, 2009. The increase is primarily due to an increase in the debt outstanding from $1.1 million at December 31, 2009 to $2.8 million at December 31, 2010.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations. Foreign currency transaction losses were $23,000 and $0 during the years ended December 31, 2010 and 2009, respectively.

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

On January 1, 2009, we adopted the new accounting guidance. We determined that the 84,744 outstanding warrants that include anti-dilution features fall under the new accounting guidance and the fair value of the warrants must be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense on the consolidated statement of operations.

Related to the derivative liabilities associated with the conversion features and warrants issued in the 2009 and 2010 convertible debt financings, we recorded a net increase in the carrying amount of those liabilities due to the changes in fair value. During the years ended December 31, 2010 and 2009, we recorded a loss on change in fair value of derivative liabilities of $16.3 million and $2.8 million, respectively. We also reclassified $19.3 million and $0 of derivative liabilities to additional paid-in capital during the years ended December 31, 2010 and 2009, respectively.

Gain on Conversion and Forgiveness of Accounts Payable

We converted approximately $53,000 of our accounts payable to 31,716 shares of our common stock on January 26, 2009. The fair value of the shares of common stock issued to settle the accounts payable was $23,000 based on our stock price on January 26, 2009. We recorded $23,000 as common stock additional paid in capital and the difference of $30,000 is include in gain on conversion and forgiveness of accounts payable on our consolidated statements of operations for the year ended December 31, 2009.

Deemed Dividend to Preferred Stockholders

On December 31, 2008, we issued 4,488 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred Stock to investors in a private placement transaction that raised $1.1 million.  On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock. The fair value of the conversion of the 4,488 shares of Series A Preferred Stock issued to the investors in the private placement transaction that will be converted to a total of 2,156,883 shares of our common stock was $1.0 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A Preferred Stock issued prior to the shareholder approval is included in Series A Preferred Stock in the shareholders’ equity. On March 31, 2009, we recorded the $1.0 million increase in the fair value as an increase in common stock additional paid-in-capital and as a deemed dividend to preferred shareholders for the year ended December 31, 2009.

 Loss on Troubled Debt Restructuring

On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 480.63 shares of common stock for each share of Series A Preferred Stock. Upon conversion, the shares of Series A Preferred Stock will convert into 16,447,600 shares of our common stock.

The fair value of the conversion of the 9,771 shares of Series A Preferred Stock issued to the convertible debt holders that will be converted to 4,696,054 shares of our common stock at a later date was $4.7 million based on our stock price on March 31, 2009.  On December 31, 2008, the $2.4 million fair value of the Series A Preferred Stock issued prior to the shareholder approval is included in Series A Preferred Stock in the shareholders’ equity. On March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in additional paid-in-capital and as a loss on troubled debt restructuring  on our consolidated statements of operations for the year ended December 31, 2009.

On December 31, 2008, we issued 3,712 shares of Series B Preferred Stock to warrant holders to convert their warrants to equity. On March 31, 2009, our shareholders approved a resolution increasing the conversion ratio from one-to-one to 132.07 shares of common stock for each share of Series B Preferred Stock. Upon conversion, the shares of Series B Preferred Stock will convert into 490,222 shares of our common stock.

The fair value of the conversion of the 3,712, shares of Series B Preferred Stock issued to the warrant holders that will be converted to 490,222 shares of our common stock at a later date was $490,000 based on our stock price on March 31, 2009.  On December 31, 2008, the $2,000 fair value of the Series B Preferred Stock issued prior to the shareholder approval is included in Series B Preferred Stock in the shareholders’ equity. On March 31, 2009, we recorded the $488,000 million increase in the fair value as an increase in additional paid-in-capital on the consolidated balance sheets and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009.

Income Taxes

    Our effective tax rate was 0% in the year ended December 31, 2010 and 2009, respectively. We recorded valuation allowances in 2010 and 2009 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

    As a result of the factors discussed above, we recorded a net loss of $31.6 million for the year ended December 31, 2010, compared to a net loss of $14.9 million in the comparable period in 2009.

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

    We have not generated sufficient cash from the sale of our products or licensing of our technology to support our operations and have incurred significant losses. During the years ended December 31, 2010 and 2009, we raised approximately $4.0 million and $1.9 million, respectively, net cash proceeds through the sale of our securities and convertible debt. In the first quarter of 2011, we raised approximately $4.7 million from the sale of our securities and convertible debt. We now have sufficient cash to operate for the remainder of 2011. We expect to receive sufficient cash from customer license agreements to operate for at least the next twelve months. In addition, one of our customers has committed to pre-purchasing $3.0 million of technology licenses at the point they begin product shipment. Their first product shipments are projected to begin in the late second quarter of 2011.

    We have six current active customers for our touchscreen technology. In most circumstances, our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from technology license agreements.

    Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at December 31, 2010 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

    At December 31, 2010, we had cash of $911,000, as compared to $28,000 at December 31, 2009. In the year ended December 31, 2010, $3.1 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$11
Stock-based compensation expense	5,430
Loss on debt extinguishment	2,416
Fair value of stock issued in settlements	647
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	19,963
Total adjustments to reconcile net loss to net cash used in operating activities	$28,467

    Adjusted working capital deficit (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) was $3.2 million at December 31, 2010, compared to an adjusted working capital deficit of $1.9 million at December 31, 2009.

    In the years ended December 31, 2010 and 2009, we purchased $14,000 and $27,000, respectively of fixed assets, consisting primarily of computers and engineering equipment.

    During the year ended December 31, 2010, we received proceeds from a private placement of convertible notes totaling $1.6 million and converted $163,000 of accounts payable to convertible debt that can be converted, at the holder’s option, into 3,521,423 shares of our common stock at a conversion price of $0.50 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.50 during the period that the notes are outstanding. These convertible notes that were due on December 31, 2010 were extended until June 30, 2011and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 1,760,711 three year warrants to the convertible note holders with an exercise price of $1.00 per share (see below).

During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions extended the maturity date of their convertible debt from December 31, 2010 to June 30, 2011 under the same terms and conditions as the original notes. Holders of 2,766,856 stock purchase warrants also exercised their previously granted three-year warrants with an exercise price of $1.00 at a discounted exercise price of $0.88 per share. A total of approximately $2.4 million was raised under this transaction and participants in the warrant repricing transaction received a total 2,766,856 shares of our common stock and 2,766,856 replacement three-year warrants with an exercise price of $1.38 for each warrant exercised.

    Historically, the majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. In the first quarter of 2011, we raised approximately $4.7 million from the sale of our securities and convertible debt. We believe we now have sufficient cash to operate for the remainder of 2011. We also expect to receive sufficient cash from customer license agreements to operate for the next twelve months. In addition, one of our customers has committed to pre-purchasing $3.0 million of technology licenses at the point they begin product shipment. Their first product shipments are projected to begin in the late second quarter of 2011.

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

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the two year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the liquidity section of Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since inception, and at December 31, 2010, has a working capital deficit of $9.9 million and an accumulated deficit of $112.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in the liquidity section of Note 1.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company, LLP

Costa Mesa, California
March 31, 2011

NEONODE INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31, 2010	As of December 31, 2009
ASSETS
Current assets:
Cash	$911	$28
Accounts receivable	151	—
Debt issuance costs, net	4	26
Prepaid expenses and other current assets	161	110
Total current assets	1,227	164
Property, plant and equipment, net	24	20
Other assets	—	28
Total assets	$1,251	$212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$442	$699
Accrued expenses	643	993
Deferred revenue	540	—
Convertible debt, net of discounts	2,772	361
Embedded derivatives of convertible debt and warrants	6,718	4,507
Total current liabilities	11,115	6,560

Total liabilities	$11,115	$6,560

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Series A Preferred Stock, 899,081 shares authorized with par value of $0.001 per share; 166 and 3,446 shares issued and outstanding at December 31, 2010 and 2009, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Series B Preferred Stock, 108,850 shares authorized with par value of $0.001; 141 and 691 shares issued and outstanding at December 31, 2010 and 2009, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Common stock, 848,000,000 and 698,000,000 shares authorized at December 31, 2010 and 2009, respectively, with par value of $0.001; 21,816,602 and 16,658,894 shares issued and outstanding at December 31, 2010 and 2009, respectively	22	17
Additional paid-in-capital	102,360	74,288
Accumulated other comprehensive loss	(63)	(96)
Accumulated deficit	(112,183)	(80,557)
Total stockholders’ deficit	(9,864)	(6,348)
Total liabilities and stockholders’ deficit	$1,251	$212

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2010	2009
Net revenues	$440	$—
Cost of revenues	268	—
Gross margin	172	—

Operating expenses:
Product research and development	1,873	999
Sales and marketing	566	346
General and administrative	3,588	1,623
Amortization of fair value of stock issued to related parties for purchase of	3,168	6,337
Neonode Technologies AB (formerly AB Cypressen)
Total operating expenses	9,195	9,305

Operating loss	(9,023)	(9,305)

Other (expense) income:
Interest and other expense	(179)	(60)
Gain on conversion and forgiveness of accounts payable	—	30
Loss on troubled debt restructuring	—	(2,741)
Loss on extinguishment of debt	(2,416)	—
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	(19,963)	(2,844)
Total other expense	(22,558)	(5,615)
Loss before provision for income taxes	(31,581)	(14,920)
Provision for income taxes	45	1
Net loss	(31,626)	(14,921)

Deemed dividend to preferred stockholders	—	(1,035)
Net loss attributable to common stockholders	$(31,626)	$(15,956)

Loss attributable to common stockholders per common share:

Basic and diluted loss per share	$(1.73)	$(1.61)
Basic and diluted – weighted average shares used in per share computations	18,293	9,898

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
(Amounts in thousands)

	Common stock shares issued	Common stock amount	Additional paid-in- capital	Series A Preferred stock shares issued	Series A Preferred stock amount	Series B Preferred stock shares issued	Series B Preferred stock amount	Stock subscription receivable	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)	Other comprehensive loss
Balances, January 1, 2009	1,402	$2	$64,583	34	$—	4	$—	$(1,035)	$—	$(64,601)	$(1,051)	$—

Employee stock option and warrant compensation expense	—	—	453	—	—	—	—	—	—	—	453	—

Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB (formerly AB Cypressen)	—	—	6,337	—	—	—	—	—	—	—	6,337	—

Common stock issued to settle accounts payable	31	—	23	—	—	—	—	—	—	—	23	—

Common stock issued to settle lawsuit	48	—	35	—	—	—	—	—	—	—	35	—

Exchange of Series A Preferred Stock for common stock	14,779	15	(15)	(31)	—	—	—	—	—	—	—	—

Exchange of Series B Preferred Stock for common stock	399	—	—	—	—	(3)	—	—	—	—	—	—

Loss on troubled debt restructuring related to the modification of conversion feature of preferred stock	—	—	2,741	—	—	—	—	—	—	—	2,741	—

Fair value of warrants reclassified to derivative liabilities due to adoption of new accounting standard	—	—	(67)	—	—	—	—	—	—	—	(67)	—

Deemed dividend to preferred stockholders	—	—	1,035	—	—	—	—	—	—	(1,035)	—	—

Proceeds received from subscription receivable	—	—	—	—	—	—	—	1,035	—	—	1,035	—

Reclassification of warrants to derivative liabilities due to insufficient authorized shares	—	—	(837)	—	—	—	—	—	—	—	(837)	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(96)	—	(96)	(96)

Net loss	—	—	—	—	—	—	—	—	—	(14,921)	(14,921)	(14,921)

Comprehensive loss												$(15,017)

Balances, December 31, 2009	16,659	$17	$74,288	3	$—	1	$—	$—	$(96)	$(80,557)	$(6,348)

	Common stock shares issued	Common stock amount	Additional paid-in- capital	Series A Preferred stock shares issued	Series A Preferred stock amount	Series B Preferred stock shares issued	Series B Preferred stock amount	Stock subscription receivable	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)	Other comprehensive loss

Employee stock option and warrant compensation expense	—	—	2,262	—	—	—	—	—	—	—	2,262

Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB (formerly AB Cypressen)	—		3,168	—	—	—	—	—	—	—	3,168

Reclassification of derivative liabilities to additional paid-in-capital	—	—	19,286	—	—	—	—	—	—	—	19,286

Common stock issued to settle lawsuits	498	—	647	—	—	—	—	—	—	—	647

Exchange of Series A Preferred Stock for common stock	1,577	2	(2)	(3)	—	—	—	—	—	—	—

Exchange of Series B Preferred Stock for common stock	73	—	—	—	—	(1)	—	—	—	—	—

Common stock issued upon conversion of debt including beneficial conversion feature amounts	186	—	179			—	—	—	—	—	179

Common stock issued to brokers	57	—	65	—	—	—	—	—	—	—	65

Proceeds from issuance of warrants	—	—	49	—	—	—	—	—	—	—	49

Common stock issued to investors in the 2010 warrant repricing financing transaction	2,767	3	2,418	—	—	—	—	—	—	—	2,421

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33	—	33	33

Net loss	—	—	—	—	—	—	—	—	—	(31,626)	(31,626)	(31,626)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(31,593)

Balances, December 31, 2010	21,817	$22	$102,360	—	$—	—	$—	$—	$(63)	$(112,183)	$(9,864)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(31,626)	$(14,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,430	6,790
Fair value of common stock issued in settlements	647	35
Depreciation and amortization	11	8
Loss on sale of property and equipment	—	30
Gain on conversion of accounts payable to equity	—	(30)
Loss on troubled debt restructuring	—	2,741
Loss on extinguishment of debt	2,416	—
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	19,963	2,844
Changes in operating assets and liabilities:
Accounts receivable	(146)	(52)
Prepaid expenses and other current assets	(16)	(12)
Other assets	—	(28)
Accounts payable and other accrued expense	(414)	696
Deferred revenue	540	—
Net cash used in operating activities	(3,195)	(1,899)

Cash flows from investing activities:
Purchase of property, plant and equipment	(14)	(27)
Net cash used in investing activities	(14)	(27)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	1,597	908
Proceeds from issuance of warrants	49	—
Proceeds from issuance of common stock, warrant repricing and preferred stock	2,421	1,035
Net cash provided by financing activities	4,067	1,943
Effect of exchange rates on cash	28	(6)

Net increase in cash	883	11
Cash at beginning of year	28	17
Cash at end of year	$911	$28

Supplemental disclosure of cash flow information:
Interest paid	$180	$32
Supplemental disclosure of non-cash transactions:
Fair value of conversion to common stock of 19,800 shares of Series A Preferred stock issued to related parties for 100% of Neonode Technologies AB (formerly AB Cypressen) recorded as compensation expense	$—	$4,555
Fair value of conversion to common stock of Series A and B Preferred stock issued to note and warrant holders related to corporate restructuring in excess of amounts recorded in equity at December 31, 2008	$—	$2,741
Fair value of warrants reclassified to derivative liabilities due to adoption of new accounting standard	$—	$67
Deemed dividend to investors who received Series A Preferred stock issued related to corporate restructuring at December 31,2008 based on the fair value of the conversion to common stock at March 31, 2009	$—	$1,035
Debt discount recorded as a result from embedded derivative liabilities	$—	$987
Fair value of warrants issued to broker as debt issuance costs	$—	$26
Fair value of 30,517 shares of common stock issued to convert accounts payable	$—	$23
Conversion of accrued expenses to convertible debt	$—	$79
Removal of capital lease and related fixed assets	$—	$85
Exchange of preferred stock for common stock	$806	$2,692
Reclassification of previously issued warrants to derivative liabilities due to insufficient authorized shares on a fully diluted basis	$—	$837
Reclassification of derivative liabilities to additional paid-in-capital	$14,950	$—
Value of shares of common stock and warrants issued to brokers in connection with financing, recorded as debt issuance costs and debt discount	$129	$—
Debt discount recorded as part of 2010 financing transaction	$1,761	$—
Accounts payable converted in 2010 convertible debt offering	$163	$—
Conversion of debt to common stock	$179	$—
Debt issuance costs recorded in connection of debt extinguishment transactions	$8	$—
Reduction of derivative liabilities upon conversion of debt and exercise of warrants	$4,336	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.     Nature of the business and operations

Background and Organization

Neonode Inc. was incorporated in the State of Delaware in 1997, and in 2007 merged with the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary.  Together, Neonode Inc. and Neonode Technologies AB are known as “we,” “us,” “our”, or the “Company.”

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

    On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the “Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 19,800 shares of Neonode Inc. Series A Preferred stock.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly owned subsidiary of the Company.   The Neonode Technologies AB Stockholders are or were employees of us and/or Neonode AB, and as such are related parties. Neonode Technologies AB did not have any operations in 2008. The acquisition of Neonode Technologies AB by us did not qualify as a business combination but rather as a merger of entities under common control; accordingly, the acquired assets of Neonode Technologies AB are recorded at their historical cost basis of $12,000.

    Neonode Technologies AB was formed on December 29, 2008 following the bankruptcy filing on December 9, 2008 of Neonode AB, and is comprised principally of engineers formerly employed by Neonode AB.  Based on Swedish tax considerations, we determined that it would be more efficient to form a new company which would be acquired by Neonode Inc. rather than to re-hire each of the former employees of Neonode AB on an individual basis.  Furthermore, we determined that based on the importance to the Company of retaining the technology and business expertise of the beneficial owners of Neonode Technologies AB and of ensuring our ability to continue to develop our technology, in exchange for complete ownership of Neonode Technologies AB, we were prepared to issue to the Neonode Technologies AB Stockholders shares representing approximately 49.5% of the Company.  However, since we did not have a sufficient number of unissued shares of common stock at that time to issue shares of common stock representing 49.5% of the Company as well as enter into the other Refinancing Agreements, we decided that in exchange for all of the shares of Neonode Technologies AB we would issue shares of Series A Preferred stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate to 480.63 shares of common stock for each shares of Series A Preferred stock, the Neonode Technologies AB Stockholders would own in the aggregate an amount of shares equal to approximately 49.5% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Share Exchange Agreement, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased to 480.63 shares of common stock for each shares of Series A Preferred stock, (See Note 9).

    The fair value of the Series A Preferred Stock issued to the Neonode Technologies AB Stockholders in excess of the $12,000 cash balance is accounted for as compensation.  Pursuant to the Share Exchange Agreement, the beneficial owners of the Neonode Technologies AB Stockholders agreed to remain employees of Neonode Technologies AB for a period of 18 months.  In addition, each of the beneficial owners of the Neonode Technologies

    AB Stockholders signed a repurchase agreement with the Company granting the Company a lapsing repurchase right to purchase the Series A Preferred stock held by such Neonode Technologies AB Stockholder in the event the beneficial owner’s employment with Neonode Technologies AB is terminated other than for cause prior to the expiration of 18 months from December 29, 2008.  Each month, 1/18 of the Series A Preferred shares held by the Neonode Technologies AB Stockholders was released from the lapsing repurchase right.   Thus, the fair value of the common stock (as converted from Series A Preferred Stock during 2009 was $9.5 million) issued under the Share Exchange Agreement has been amortized on a straight-line basis to compensation expense over the 18-month vesting period beginning January 1, 2009.

       On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of Common stock and Preferred Stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provides that each twenty-five (25) outstanding shares of the Corporation’s Common Stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of Common Stock, and each twenty-five (25) outstanding shares of the Corporation’s Preferred Stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of Preferred Stock. The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Annual Report on Form 10-K.

Operations

      The Company was in the development stage from inception through December 31, 2006. The year ended December 31, 2007 is the first year which the Company is considered an operating company and is no longer in the development stage.

     We provide optical infrared touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce®. Our patented zForce® technology offers a number of benefits compared to other touch screen technologies currently on the market. Our optical infrared technology offers clients lower cost and more functional alternatives to other touch screen technologies. zForce® also consumes less power than our competitor's solutions, is able to function in a wide temperature range, requires no screen overlay and thus offers a much clearer picture while at the same time accommodating multi-touch functionality. zForce® combines full finger touch capabilities and high resolution pen support in the same solution.

    Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce® and software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce® multi-touch product is our latest release and is currently being integrated into products such as mobile phones, mobile internet devices, eReaders, digital picture frames, printers, GPS devices and tablet PC’s. It should be noted that our licensing model provides the added benefit of allowing us to grow sales exponentially without the need of increasing costs at anywhere near the same rate to support the sales growth.

Liquidity

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2010, we had an accumulated deficit of approximately $112.2 million, a stockholders’ deficit of approximately $9.9 million and a working capital deficit (current assets less current liabilities, not including non-cash liabilities related to derivative liabilities associated with the embedded conversion features of our convertible debt) of approximately $3.2 million. In addition, for the year ended December 31, 2010, we used cash in operating activities of approximately $3.2 million.  Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and to raise additional funds through debt or equity financings. During 2010, we raised approximately $4.1 million through debt and equity offerings (see Notes 6 and 9).  We believe we have sufficient cash to operate for the remainder of calendar 2011 and expect to receive sufficient cash from customer license agreements currently in place to operate for at least the next twelve months. In addition, one of our customers has committed to pre-purchasing $3.0 million of technology licenses at the point they begin product shipment. Their first product shipments are projected to begin in the late second quarter of 2011.

If additional capital is needed there is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all. If we are unable to secure additional funding and/or our stockholders, if required, do not approve such financing, we would have to curtail certain expenditures which we consider necessary for optimizing the probability of success of developing new products and executing our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. The consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.     Summary of significant accounting policies

Principles of Consolidation

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the consolidated financial statements include the accounts of Neonode Inc. and its wholly owned Swedish subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectibility of accounts receivables recoverability of long-lived assets, the valuation allowance recorded related to our deferred tax assets, the fair value of derivative liabilities, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible notes payable.  Debt issuance costs are amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date.  If in the future the Company purchases cash equivalents, the Company will consider all highly liquid investments with original maturities of three months of less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  An allowance for doubtful accounts was not necessary at December 31, 2010.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from three to five years as follows:

Estimated useful lives

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.   At December 31, 2010, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss in the accompanying consolidated statements of stockholders’ deficit and comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations. Foreign currency transaction losses were $23,000 and $0 during the years ended December 31, 2010 and 2009, respectively.

Liabilities for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features that contain anti-dilution rights. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges.

    Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges.

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

    Our accounts receivable as of December 31, 2010 was earned from six customers, none of which represented more than 10% of our accounts receivable balance. Our revenue for the year ended December 31, 2010 was earned from seven customers of whom two customers accounted for approximately 84% of our net revenue for the year. Our customers are located in the US, Europe and Asia.

Risk and Uncertainties

    Our long-term success is dependent on our obtaining sufficient capital to fund our operations and to develop our products, and on our bringing such products to the worldwide market and obtaining sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. If additional capital is needed we cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to our stockholders and may contain restrictive covenants.

    We are subject to certain risks common to technology-based companies in similar stages of development. Principal risks include risks relating to the uncertainty of market acceptance for our products, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing patents and intellectual property rights, a reliance on a limited number of suppliers, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our products in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

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

    A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our product development expense and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

    Our future success depends on market acceptance of our technology as well as our ability to introduce new versions of our technology to meet the evolving needs of our customers.

Revenue Recognition

Engineering Services:

    We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were performed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contact are completed and accepted by our customers.

               Licensing Revenues:

    We also derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We defer the technology license fee revenue until such time as the warranty period stipulated in the license agreement expires (see Note 8). During the warranty period, we agree to correct software issues, as detailed in the underlying technology license agreements.

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

Software Products:

We may derive revenues from software licensing sales.  We will account for the licensing of software in accordance with accounting guidance and such guidance requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements.

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

Advertising

    Advertising costs are expensed as incurred. External advertising costs amounted to approximately $28,000 and $48,000 for the years ended December 31, 2010 and 2009, respectively.

Product Research and Development

    Research and Development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock-Based Compensation Expense

    We measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and recognize the value as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures.

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

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

    We account for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments.   The relative fair value of the warrants are recorded as a debt discount and amortized to expense over the life of the related debt using the straight-line method, which approximates the effective interest method. At each balance sheet date, we make a determination if these warrant instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

    In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

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

    Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2010 and 2009. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

    Effective January 1, 2007, we adopted the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of December 31, 2010 and 2009, we had no unrecognized tax benefits.

Net Loss Per Share

    Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2010 and 2009. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2010 and 2009 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

Comprehensive Loss

    Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component in the consolidated statements of stockholders’ deficit and comprehensive loss.

Cash Flow Information

    Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 7.21 and 7.65 Swedish Krona to one U.S. Dollar for the years ended December 31, 2010 and 2009, respectively. The exchange rate for the consolidated balance sheets was 6.78 and 7.21 Swedish Krona to one U.S. Dollar as of December 31, 2010 and 2009, respectively.

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

New Accounting Pronouncements

    In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605, Revenue Recognition, which describes the accounting for multiple-element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the adoption of ASU 2009-13 and the impact that ASU 2009-13 will have on its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver product’s essential functionality from scope of ASC Topic 985, Software, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company is currently evaluating the impact that ASU 2009-14 will have on its consolidated financial statements.

3.     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):
	As of December 31,
	2010	2009

Prepaid insurance	$32	$30
Prepaid rent	11	6
Receivable from suppliers	15	33
VAT receivable	62	--
Other	41	41
Total prepaid expenses and other current assets	$161	$110

4.     Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):
	As of December 31,
	2010	2009

Computers, furniture and fixtures	$42	$27
Less: accumulated depreciation and amortization	(18)	(7)
Property, plant and equipment, net	$24	$20
Depreciation and amortization expense for the year ended	$11	$8

On January 31, 2009, we vacated our leased office in San Ramon, California and disposed of the excess office furniture and equipment. We recorded a loss of $30,000 on the retirement of the assets, which is recorded as a component of interest and other expense in the accompanying consolidated statement of operations for the year ended December 31, 2009.

5.     Accrued Expenses

Accrued expenses consist of the following (in thousands):
	As of December 31,
	2010	2009

Earned salary, payroll taxes, vacation and benefits	$205	$28
Accrued legal and audit fees	-	409
Accrued consulting fees and other	438	556
Total accrued expenses	$643	$993

6.     Convertible Debt

Our convertible debt consists of the following (in thousands):

	As of December 31,
	2010	2009

Senior Convertible Secured Notes - 2010	$1,750	$--
Senior Convertible Secured Notes - 2009	937	987
Senior Convertible Secured Notes - 2007	85	139
Total convertible debt	2,772	1,126

Less: unamortized debt discounts	-	(765)
Convertible debt, net of debt discounts	$2,772	$361

Future maturities of convertible debt (in thousands):
Year ended December 31,	Future Maturity of Notes Payable

2011	$2,772
Total principal payments	$2,772

 Senior Convertible Secured Notes - 2007

At December 31, 2009, we had $139,000 of convertible promissory notes (“Senior Convertible Secured Notes-2007”) bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at a conversion price of $87.50 per share. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. In September 2010, we retired $12,500 of the notes and also entered into a debt modification agreement to extend the maturity date of the remaining notes until April 26, 2011. The terms of the agreement require us to retire the remaining notes in equal installments over the eight month period beginning September 26, 2010 and ending April 26, 2011 by issuing shares of our common stock to the note holders under the terms of the debt modification agreement (see below).  The carrying balance of the 2007 convertible notes is $85,000 at December 31, 2010.

On September 8, 2010, we issued 16,894 shares of our common stock to the holder of a $12,500 convertible promissory note that was due on August 26, 2010. We retired the $12,500 convertible promissory note due August 26, 2010 and $170 of related accrued interest.  Per the terms of the debt modification agreement with the holder, we agreed to allow the holder to convert his promissory note at a rate of $0.75 per share. The trading price of our stock on the date of conversion was $1.50 per share.  Due to the discount given to the holder, upon conversion, we recorded the effects of this beneficial conversion feature to interest expense, totaling $25,123.  This amount is included in non-cash items related to debt discounts and deferred financing fees, and the valuation of conversion features and warrants in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2010.

On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as debt extinguishment accounting under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. In following the accounting guidance for debt extinguishment accounting, we removed the old debt instrument and any associated discounts or costs and recorded the new debt instrument at its fair value, of $148,661.  In connection with this transaction we recorded a loss on extinguishment of debt of $22,299 in the accompanying consolidated statements of operations for the year ended December 31, 2010.  We also entered into a debt-for-equity repayment plan whereby we will retire the convertible promissory note in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes have the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock is greater than $2.50 per share for five consecutive days.

During the year ended December 31, 2010, we issued the note holders 46,314 shares of our common stock pursuant to the debt-for-equity repayment plan. We recorded $76,575 of note principal reduction and $3,636 interest payment and an increase of $1,158 to our common stock and $79,053 to our additional paid-in capital that represents the fair value of the 46,314 shares our common stock issued to the note holders.

Under the debt modification agreement, we have the right to repay the amount due prior to the note maturity date with cash.  In addition, we issued to the note holders 16,000 five-year warrants to purchase our common stock with an exercise price of $1.00 per share. As these warrants were issued to the note holders in connection with the modification agreement, the value of these warrants, $28,000 as computed under the Black-Scholes option pricing model, were recorded as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2010.  As part of the modification agreement, the holders incurred $7,500 in legal fees.  We agreed to enter into a separate note with similar terms as those noted in the modification agreement for these legal fees incurred by the holders.  As these costs were related to the new debt, we recorded them as additional debt issuance costs in the accompanying consolidated balance sheet as of December 31, 2010.

Senior Convertible Secured Notes - 2009

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that can be converted, at the holder’s option, into 1,973,966 shares of our common stock at a conversion price of $0.50 per share (the “Convertible Notes - 2009”). Included in the convertible notes was approximately $79,000 of related-party accruals that were converted to these notes.  The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.50 during the period that the notes are outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 have been extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary of the date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. On September 22, 2010, we issued 101,789 shares of our common stock to one of the holders of Convertible Notes – 2009 who converted principal of $50,000 and $894 of related accrued interest, and as a result recorded approximately $9,000 of unamortized debt discount as a charge to interest expense. We paid $62,000 of accrued interest related to these convertible notes in the year ended December 31, 2010.

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

The fair value of the embedded conversion features of the Convertible Notes – 2009 totaled $2.2 million on the issuance dates of the convertible debt. The fair value of the conversion feature is included in the account entitled embedded derivatives of convertible debt and warrants on our consolidated balance sheets.  We recorded a debt discount of $987,000 and the excess fair value was recorded as interest expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on our consolidated statement of operations and comprehensive loss (totaling $1.2 million) for the year ended December 31, 2009. The embedded conversion feature was valued on the dates we received the proceeds using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model at the dates of issuance ranged from a term of 1 to 1.33 years, volatility of 226.79% to 247.52%, and a risk-free interest rate of 1.13%.  As of December 31, 2010, the fair value of the embedded conversion feature related to the Convertible Notes – 2009 is $2.3 million and is included in the accompanying consolidated balance sheet in the account labeled as embedded derivatives of convertible debt and warrants.

The $987,000 debt discount is being amortized to expense over the 15-month term of the debt on a straight-line basis, which approximates the effective interest method. Included in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations for the period ended December 31, 2010 and 2009. The Company recorded amortization expense of $766,000 and $221,000, respectively, related to this debt discount.

The warrants issued to the holders in this financing were originally recorded as derivative liabilities as we did not have sufficient authorized unissued shares of common stock to settle all outstanding equity instruments. On December 13, 2010, the Company increased its authorized shares of common stock to cover all potentially dilutive instruments outstanding. As a result, on December 13, 2010, the Company reclassified the fair value of the warrants on that date, totaling $4.3 million to additional paid-in capital, as the warrants no longer qualified as derivative instruments.

On December 31, 2009, we issued a warrant to purchase 52,230 of our common stock at an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the warrant that may be exercisable for 52,230 shares of our common stock was $26,000 on the date of issuance and was recorded as debt issuance costs and included in current assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. Amortization for the years ended December 31, 2010 and 2009 was $26,000, and $0, respectively.  The warrant was valued using the Black-Scholes option pricing model.

During the years ended December 31, 2010 and 2009, we recorded a total of $62,000 and $20,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2009.

Senior Convertible Secured Notes - 2010

During the period from January through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that can be converted, at the holder’s option, into 3,521,423 shares of our common stock at a conversion price of $0.50 per share and 1,760,712 stock purchase warrants that have an exercise price of $1.00 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.50 during the period that the notes are outstanding. These convertible notes were originally due on December 31, 2010 and have been extended to June 30, 2011(see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. On May 27, 2010, an investor converted approximately $1,600 of Convertible Notes - 2010 and accrued interest and was issued 3,136 shares of our common stock pursuant to the terms of the convertible note.  On September 22, 2010, we issued 18,322 shares of our common stock to one of the holders of Convertible Notes – 2010 who converted principal of $9,000 and $161 of related accrued interest. Related to these conversions we recorded a total of $2,000 of unamortized debt discount as a charge to interest expense on the dates of conversion. We paid $109,000 of accrued interest related to these convertible notes during the year ended December 31, 2010.

Mr. Per Bystedt, our Chief Executive Officer through January 27, 2011, purchased $16,000 of convertible notes as part of the financing transaction that may be converted into 32,780 shares of our common stock and also received a warrant that, when exercised, can be converted into 16,390 shares of our common stock at a conversion price of $1.00 per share. In addition, Iwo Jima SARL, a related party, converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services into convertible notes that may be converted into 326,705 shares of our common stock and also received a warrant that, when exercised, can be converted into 163,352 shares of our common stock at a conversion price of $1.00 per share. We are not obligated to register the common stock related to the convertible debt or the warrants.

A company controlled by Mr. Mats Dahlin, a member of the board of directors of our wholly owned subsidiary Neonode Technologies AB, Davisa Ltd, purchased a total of $138,000 convertible notes as part of the financing transaction that may be converted, at the option of Davisa Ltd, into 276,148 shares of our common stock and also received warrants that, when exercised, can be converted into 138,074 shares of our common stock at a conversion price of $1.00 per share.  We are not obligated to register the common stock related to the convertible debt or the warrants.

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

The value of the embedded conversion features using the Black-Scholes option pricing model were approximately $1.6 million on the dates of issuance of the convertible debt. As of December 31, 2010, the fair value of the embedded conversion features were $4.4 million and is included in the accompanying consolidated balance sheet in the account labeled as embedded derivatives of convertible debt and warrants.  We initially recorded a debt discount of $1.6 million and recorded $1.0 million of additional interest expense to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants. See Note 7 for the assumptions used for the Black-Scholes option pricing model for the conversion feature as of December 31, 2010.  Until December 13, 2010, the warrants issued to the holders were originally recorded as derivative liabilities up through December 13, 2010 as we did not have sufficient authorized unissued shares of common stock to settle all outstanding equity instruments. On December 13, 2010, the Company increased its authorized shares of common stock to cover all potentially dilutive instruments outstanding. As a result, on December 13, 2010, the Company reclassified the fair value of the warrants on that date, totaling $4.3 million to additional paid-in-capital, as warrants no longer qualified as derivative instruments. Approximately $1.6 million of amortized debt discounts is included in non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations for the year ended December 31, 2010.

On March 21, 2010, we issued 35,000 shares of our common stock and a warrant to purchase 35,000 of our common stock at an exercise price of $1.00 per share to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  The aggregate fair value of the shares and warrant on the grant date was $52,000, which was recorded as debt issuance costs and was amortized to interest expense in the year ended December 31, 2010. See Note 7 for the assumptions used for the Black-Scholes option pricing model for the valuation of the warrants up through December 13, 2010 (date the instrument is no longer considered a derivative due to increase in authorized shares of common stock).

On September 24, 2010, we issued 6,933 shares of common stock and a warrant to purchase 6,933 shares of our common stock that has an exercise price of $1.00 per share to an investor who facilitated part of the private placement of convertible notes and warrants in the March 2010 financing transaction. The aggregate fair value of the shares and warrant on the grant date was $24,000, which was recorded as additional debt discount and was amortized to interest expense in the year ended December 31, 2010. See Note 7 for assumptions used for the Black-Scholes option pricing model for the valuation of the warrants. On December 13, 2010 (date the instrument was no longer considered a derivative instrument due to the increase in authorized shares of common stock).

On September 27, 2010, we issued an additional 15,000 shares of our common stock and an additional warrant to purchase 15,000 of our common stock an exercise price of $1.00 per share to Davisa Ltd. for services provided for the private placement of convertible notes and warrants in the March 2010 financing transaction. The aggregate fair value of the shares and warrant on the grant date was $52,000, which was recorded as additional debt discount and will be amortized to interest expense over the remaining term of the convertible notes. The warrants were valued using the Black-Scholes option pricing model. See Note 7 for the assumptions used for the Black-Scholes option pricing model for the warrants through December 13, 2010 (date the instrument was no longer considered a derivative instrument due to the increase in authorized shares of common stock).

Due to the Warrant Repricing and Debt Extension Financing Transaction – 2010 noted below, we recorded a charge to interest expense of $19,421 for the removal of a portion of these new debt discount amounts recorded in September 2010.

Warrant Repricing and Debt Extension Financing Transaction - 2010

During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011 under the same terms and conditions as the original notes. Holders of 2,766,857 stock purchase warrants also agreed to exercise their previously granted three-year warrants with an exercise price of $1.00 for a discounted exercise price of $0.88 per share. They received 2,766,857 shares of our common stock and 2,766,857 replacement three-year warrants with an exercise price of $1.38 for each warrant exercised. We raised a total of $2.4 million by these warrant exercises. In accordance with the relevant accounting guidance, we noted that the transaction qualified for debt extinguishment accounting. As a result, the remaining debt discounts were written off and charged to interest expense and fair value of the replacement warrants were recorded to loss on extinguishment of debt, which was deemed to be the date that the convertible debt holder signs the modification agreement. As the Company did not have sufficient unissued authorized shares to cover all dilutive instruments until the increase in authorized shares on December 13, 2010, these replacement warrants were initially recorded as derivative liabilities at their grant date fair value. On December 13, 2010, the Company increased its authorized shares and then had sufficient authorized shares to cover all dilutive instruments and as such the replacement warrants were re-valued on that date (totaling $4,335,785) and the Company reclassified the replacement warrants to additional paid-in-capital in accordance with relevant accounting guidance.

Mr. Per Bystedt, our Chairman and Chief Executive Officer, and Iwo Jima Sarl, a company controlled by Mr. Bystedt, invested a total of $258,000 of the $2.4 million raised in the 2010 warrant repricing private placement financing transaction and received 295,435 shares of our common stock. Mr. Bystedt and Iwo Jima Sarl also received a total of 295,435 replacement warrants to purchase our common stock. Mr. Bystedt paid $59,000 and Iwo Jima Sarl paid $21,000 in cash and converted $178,000 of consulting fees payable by us pursuant to the warrant repricing agreement.

On November 17, 2010, Davisa Ltd, a company controlled by Mr. Mats Dahlin, a member of the board of directors of our wholly owned subsidiary, Neonode Technology AB, invested a total of $161,000 in cash and converted $28,000 in consulting fees payable by us pursuant to the warrant repricing agreement and received a total of 215,725 shares of our common stock and 215,725 replacement warrants to purchase our common stock.

7.     Fair Value Measurement of Assets and Liabilities

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

Level 3: Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model using the following assumptions:

For The Year
Ended December 31, 2010

Annual dividend yield	--
Expected life (years)	0.50 - 4.8
Risk-free interest rate	0.18% - 1.90%
Expected volatility	117% - 221%

        The following table shows the classification of our liabilities that are subject to fair value measurements and the roll-forward of these liabilities for the years ended December 31, 2010 and 2009 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

December 31, 2008	$--
Derivatives added in connection with issuance of debt and equity	3,293
Net increase in fair value	1,214

December 31, 2009	4,507

Derivatives added in connection with issuance of debt and equity	5,236
Derivatives reclassified to equity	(19,286)
Net increase in fair value	16,261
December 31, 2010	$6,718

8.     Deferred Revenue

We derive revenue from the licensing of internally developed intellectual property (“IP”) and for providing engineering development services. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We defer the technology license fee revenue until such time as the warranty period stipulated in the license agreement expires. During the warranty period, we agree to correct software issues, as detailed in the technology license agreement. Engineering development fees are recorded as deferred revenue until such time as the engineering services have been provided.

On June 18, 2010, we signed a technology license agreement with Sony Corporation related to our touchscreen technology for a series of eReaders. In conjunction with the signing of this technology license agreement, Sony Corporation issued an initial purchase order for $475,000 of touchscreen licenses. We are deferring the technology license fee revenue until such time as the warranty period expires on March 18, 2011.

On December 30, 2010, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of eReaders. In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $65,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by March 31, 2011.

9.     Stockholders’ Deficit

Common Stock

On March 21, 2010, we issued 35,000 shares of our common stock and a warrant to purchase 35,000 shares of our common stock at an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the 35,000 shares of common stock is $26,000 based on our common stock closing price on the date of issuance. The $26,000 fair value of the warrants is included  in common stock and additional paid-in capital in the consolidated balance sheets and was originally recorded as debt issuance costs and subsequently amortized to interest expense on the consolidated statement of operations for the year ended December 31, 2010 (See Note 6).

On May 27, 2010, we issued 3,136 shares of our common stock to a holder of two convertible promissory notes who elected to convert and retire the $1,600 of convertible promissory notes plus accrued interest at the $0.50 conversion price pursuant to the note agreements (see Note 6).

On September 8, 2010, we issued 16,894 shares of our common stock to the holder of a convertible promissory note that was due on August 26, 2010. We retired the $12,500 convertible promissory note and $170 of accrued interest (see Note 6).

On September 13, 2010, we issued 450,263 shares of our common stock in settlement of the Empire lawsuit and we settled all outstanding warrants held by Empire. In addition, our insurance carrier paid a cash settlement to Empire. The value of the shares issued to Empire were $562,828 (based on the trading price of $1.25 per share on the date of settlement) and were charged to settlement expense included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010. The fair value of Empire’s warrants was reclassified to additional paid-in-capital at the date of settlement.

On September 22, 2010, we issued 120,111 shares of our common stock to a holder of two convertible promissory notes who elected to convert and retired the $59,000 of convertible promissory notes plus accrued interest at the $0.50 conversion price pursuant to the note agreements (see Note 6).

On September 23, 2010, we issued 6,933 shares of our common stock and a warrant to purchase 6,933 shares of our common stock at an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the shares of common stock and warrants totaling $24,000 are recorded as interest expense with an offsetting amount to equity (see Note 6).

On September 25, 2010, we issued 15,000 shares of our common stock and a warrant to purchase 15,000 shares of our common stock at an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible note and warrant in the 2010 financing transaction.  The fair value of the shares of common stock and warrants totaling $52,000 are recorded as interest expense with an offsetting amount to equity (see Note 6).

On September 29, 2010, we issued 11,462 shares of our common stock for the conversion of principal and interest of senior convertible secured notes originally issued in 2007 (see Note 6).

During September 2010, we issued 348,464 shares of our common stock for the exercise of warrants in connection with the 2009 and 2010 convertible debt financings. The warrants were exercised at $0.88 per share based on the warrant repricing and debt extension agreement (see Note 6).

On October 11, 2010, we issued 48,000 shares of our common stock in settlement of the Berman lawsuit and canceled all outstanding warrants held by Berman. In addition, our insurance carrier paid a cash settlement to Berman and we paid an additional cash settlement to Berman. The value of the shares issued to Berman were valued at $84,000 (based on the trading price of $1.75 per share on the date of settlement) and were charged to settlement expense included in general and administrative expenses in the accompanying consolidated statement of operations for  the year ended December 31, 2010.

On October 18, 2010, we issued 1,235,636 shares of our common stock for the exercise of warrants in connection with the 2009 and 2010 convertible debt financings. The warrants were exercised at $0.88 per share based on the warrant repricing and debt extension agreement (see Note 6).

On October 27, 2010, we issued 12,966 shares of our common stock for the conversion of principal and interest of senior convertible secured notes originally issued in 2007 (see Note 6).

On November 4, 2010, we issued 792,086 shares of our common stock for the exercise of warrants in connection with the 2009 and 2010 convertible debt financings. The warrants were exercised at $0.88 per share based on the warrant repricing and debt extension agreement (see Note 6).

On November 19, 2010, we issued 390,672 shares of our common stock for the exercise of warrants in connection with the 2009 and 2010 convertible debt financings. The warrants were exercised at $0.88 per share based on the warrant repricing and debt extension agreement (see Note 6).

On December 13, 2010, we increased the number of our authorized shares of common stock from 698,000,000 to 848,000,000.

On December 13, 2010, we issued 9,866 shares of our common stock for the conversion of principal and interest of senior convertible secured notes originally issued in 2007 (see Note 6).

On December 29, 2010, we issued 12,002 shares of our common stock for the conversion of principal and interest of senior convertible secured notes originally issued in 2007 (see Note 6).

Preferred Stock

During the years ended December 31, 2010 and 2009, Series A Preferred stockholders exchanged 3,280 and 4,120 shares of Series A Preferred stock for 1,576,517 and  1,980,194 shares of our common stock, and Series B Preferred stockholders exchanged 551 and 3,022 shares of Series B Preferred stock for 72,671 and 399,035 shares of our common stock, respectively.

On December 31, 2008, we issued Series A and Series B Preferred Stock to certain convertible debt and warrant holders as described below. The terms of the Series A and Series B Preferred Stock are as follows:

●	Dividends and Distributions.

	Series A Preferred Stock:	The holders of shares of Series A Preferred Stock are entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock held by them.

	Series B Preferred Stock:	The holders of shares of Series B Preferred Stock are entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series B Preferred Stock held by them.

●	Liquidation Preference

	Series A Preferred Stock:	In the event of any liquidation, dissolution, or winding up of our operations, either voluntary or involuntary, subject to the rights of any other series of Preferred Stock to be established by the Board of Directors (the “Senior Preferred Stock”), the holders of Series A Preferred Stock shall be entitled to receive, after any distribution to the holders of Senior Preferred Stock and prior to and in preference to any distribution to the holders of common stock, $0.001 for each share of Series A Preferred Stock then outstanding.

	Series B Preferred Stock:	In the event of any liquidation, dissolution, or winding up of our operations, either voluntary or involuntary, subject to the rights of the Series A Preferred Stock and any other series of Preferred Stock to be established by the Board of Directors (collectively, the “Senior Preferred Stock”), the holders of Series B Preferred Stock shall be entitled to receive, after any distribution to the holders of Senior Preferred Stock and prior to and in preference to any distribution to the holders of common stock, $0.001 for each share of Series B Preferred Stock then outstanding.

●	Voting.

The holders of shares of Series A Preferred Stock and Series B Preferred shall have one vote for each share of Series A Preferred Stock and Series B Preferred Stock held by them.

●	Conversion.

Initially, each share of Preferred A Stock and each share of Preferred B Stock was convertible into one share of our common stock. Any modification to the conversion rate requires shareholder approval. On March 31, 2009, our shareholders approved a resolution to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred Stock and to 132.07 shares of our common stock for each shares of Series B Preferred Stock.

Series A Preferred Stock

 On December 31, 2008, we issued the following Series A Preferred Stock:

●	4,492 shares to investors in a private placement who invested $1,121,904.
●	9,771 shares to convertible debt holders who converted $6,195,805 of principal and accrued interest;
●	19,800 shares to acquire Neonode Technologies AB; and
●	163 shares for brokerage services in regards to the refinancing and capital raising transactions.

These transactions are discussed in more detail below.

On December 31, 2008, we issued 4,492 shares of Series A Preferred Stock that at the date of issuance had a conversion rate of one share of common stock for each share of Series A Preferred stock to investors in a private placement transaction that raised $1.1 million.  $1,035,000 of the funds raised was received in 2009.  On March 31, 2009, the value of the 2,156,883 shares of common stock that these Series A Preferred Stock are now convertible into was approximately $2.1 million. The increase in the value of the Series A Preferred Stock as a result of this modification was $1,035,000, which we have recorded as a deemed preferred stock dividend (since the underlying transaction was a cash raise) during the year ended December 31, 2009.

The fair value of the conversion feature of the 9,771 shares of Series A Preferred Stock issued to the convertible debt holders that is now convertible to a total of 4,696,055 shares of our common stock was $4.7 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2.4 million fair value of the Series A Preferred Stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $2.3 million increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment).

The fair value of the conversion feature of the 19,800 shares of Series A Preferred Stock issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 9,504,448 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock was being amortized to stock-based compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in stock-based compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. The Company recorded stock-based compensation expense of $6,336,000 and $3,168,000 for the years ended December 31, 2009 and 2010, respectively, the accompanying consolidated statements of operations.

Series B Preferred Stock:

The fair value of the conversion feature of the 3,712 shares of Series B Preferred Stock issued to the warrant holders that is now convertible into 490,223 shares of our common stock was $490,000, based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  On December 31, 2008, the $2,000 fair value of the Series B Preferred stock issued prior to the change in conversion rate was included in the calculation of gain on troubled debt restructuring; therefore, on March 31, 2009, we recorded the $488,000 increase in the fair value as an increase in additional paid-in capital and as a loss on troubled debt restructuring on our consolidated statements of operations for the year ended December 31, 2009 as the final part of the restructuring that began in 2008 (since the underlying transaction was a debt extinguishment).

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

	Shares of Preferred Stock Not Exchanged as of December 31, 2010	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2010

Series A Preferred stock	166	480.63	79,785
Series B Preferred stock	141	132.07	18,622
Total Remaining Not Exchanged	307		98,407

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

Amortization of Fair Value of Stock Issued to Related Parties for Purchase of Neonode Technologies AB

    On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the “Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 19,800 shares of the Company’s Series A Preferred stock.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly owned subsidiary of the Company.   The Neonode Technologies AB Stockholders are or were employees of us and/or Neonode AB, and as such are related parties.

    The fair value of the conversion feature of the 19,800 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 9,516,447 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction is essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock is being amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. For the year ended December 31, 2009, $6.3 million and for the year ended December 31, 2010 $3.2 million, respectively, has been recorded as compensation expense in our consolidated statements of operations.

Stock Options

As of December 31, 2010, we had four equity incentive plans:

●	The 1996 Stock Option Plan (the “1996 Plan”), which expired in January 2006;
●	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008;
●	The 2007 Neonode Stock Option Plan (the “Neonode Plan”), from which we will not grant any additional equity awards; and
●	The 2006 Equity Incentive Plan (the “2006 Plan”).

We also have one non-employee director stock option plan as of December 31, 2010:

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”).

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2010:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	1,000	---	1,000
1998 Plan	1,120	---	1,120
Neonode Plan	7,064	---	7,064
2006 Plan	9,000	6,303	7,800
Director Plan	1,620	---	1,620

Total	19,804	6,303	18,604

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2010:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/10	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/10	Weighted Average Exercise Price

$ 0.00 - $ 37,50	7,064	1.05	$35.50	7,064	$35.50
$ 37.51 - $ 62.50	780	2.95	$58.25	780	$58.25
$ 62.51 - $ 87.50	3,200	4.00	$86.25	3,200	$86.25
$ 87.51 - $ 112.50	80	1.26	$100.00	80	$100.00
$ 112.51 - $ 150.00	7,480	3.54	$122.75	6,280	$122.75
$ 150.01 - $ 446.25	1,200	0.92	$446.25	1,200	$446.25
Total	19,804	2.54	$102.75	18,604	$101.25

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding at January 1, 2009	52,920	$15.00 - $446.25	$71.25
Granted	--	$--	$--
Cancelled or expired	(33,036)	$15.00 - $323.75	$51.50
Exercised	--	$--	$--
Outstanding at December 31, 2009	19,884	$15.00 - $446.25	$51.50
Granted	--	$--	$--
Cancelled or expired	(80)	$$348.75	$348.75
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2010	19,804	$35.50 - $446.25	$102.75

The aggregate intrinsic value of the 19,804 stock options that are outstanding, vested and expected to vest at December 31, 2010 is $0.

The 1996 Plan terminated effective January 17, 2006, and the 1998 Plan terminated effective June 15, 2008. Although we can no longer issue stock options out of the plans, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1996, 1998 and 2006 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

The Neonode Plan has been designed for participants (i) who are subject to Swedish income taxation (each, a Swedish Participant) and (ii) who are not subject to Swedish income taxation (each, a Non-Swedish Participant). The options issued under the plan to the Non-Swedish Participant are five year options. We will not grant any additional equity awards out of the Neonode Plan.

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the year ended December 31, 2010.

Warrants

We issued 626,400 stock purchase warrants to employees or members of our Board during the year ended December 31, 2009.  The stock purchase warrants have an exercise price equal to $0.50 per share, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The warrants granted to employees had a fair value on the date of grant of $305,000 and was included in general and administrative expense for the year ended December 31, 2009. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

We issued 440,000 stock purchase warrants to our US based employees or members of our Board during the year ended December 31, 2010.  The stock purchase warrants have an exercise price equal to $1.38 to $1.63 per share.  These stock purchase warrants have a three to five-year term. Warrants to purchase 320,000 shares of our common stock are vested on the date of grant and a warrant to purchase 120,000 shares of our common stock vests over 24 months at the rate of 5,000 shares per month, beginning December 2010. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The vested warrants granted to employees have a fair value on the date of grant of $660,000. Approximately $470,000 of the fair value is included in general and administrative expense for the year ended December 31, 2010 and $189,750 will be amortized to expense on a straight-line monthly basis over the period ending December 3, 2012. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

We issued 1,200,000 stock purchase warrants to our Swedish based employees or members of our Board during the year ended December 31, 2010 for approximately $49,000, which was recorded to additional paid-in-capital.  The stock purchase warrants have an exercise price equal to $1.38 per share, which was the market price on the date of grant, October 15, 2010.  These stock purchase warrants have a three-year term and are vested on the date of the sale. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The vested warrants granted to employees have a fair value on the date of grant of $1.7 million and is included in general and administrative expense for the year ended December 31, 2010. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense reflects the fair value of the vested portion of options and warrants for the Swedish and Non-Swedish participants at the date of issuance, the amortization of the unvested portion of the stock options, and warrants less the option and warrant premiums received from the Swedish participants. This amount also includes the amortization of the fair-value of the common stock issued under the Share Exchange Agreement (see above). Employee and director stock-based compensation expense related to stock options and warrants and the amortization of the fair value of common stock in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended December 31, 2009	Year ended December 31, 2010	Remaining unamortized expense at December 31, 2010
Stock-based compensation	$6,790	$5,430	$276

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 0.61 years.

The fair value of each option and warrant grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (Warrants were issued in the fiscal year ended December 31, 2009 and 2010.)

Warrants issued during the year ended December 31	2009
Expected life (in years)	7.0
Risk-free interest rate	2.28%
Volatility	166.13%
Dividend yield	0.00%

Warrants issued during the year ended December 31	2010
Expected life (in years)	3.0 – 5.0
Risk-free interest rate	0.59%-1.64%
Volatility	162.50%- 195.59%
Dividend yield	0.00%

A summary of warrant activity is set forth below:

	2010
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Beginning of year	7,751,795	$0.57	3.56
Issued	6,240,500	$1.27	-
Expired/forfeited	-	-	-
Exercised	(8,852,806)	$0.62	-
Outstanding and exercisable, end of year	5,139,489	$1.27	3.23

During September and October 2010, we entered into two different types of amendments with the holders of the convertible notes and stock purchase warrants issued in the Fall of 2009 and Spring of 2010 financing transactions.  All of the holders of the convertible notes entered into an amendment pursuant to which the due date of the convertible notes was extended until June 30, 2011.  A majority of the holders of the stock purchase warrants entered into an amendment pursuant to which they exercised their previously granted warrants at a discounted exercise price of $0.88 per share and was granted a  replacement three-year warrant for each original warrant exercised.  When exercised, the replacement warrants can be converted into 2,766,857 shares of our common stock at an exercise price of $1.38 per share.  A total of 2,766,857 warrants were exercised at the discounted exercise price of $0.88 per share and a total of $2,384,554 was raised by the Company through these warrant exercises.  We issued a total of 2,766,857 shares of common stock and replacement warrants to the exercising warrant holders.

    No stock options were issued in the fiscal years ended December 31, 2009 and 2010, respectively. The weighted average grant-date fair value of warrants issued during the fiscal year ended December 31, 2009 was $0.50. The weighted average grant-date fair value of warrants issued during the fiscal year ended December 31, 2010 was $1.25. No options or warrants were exercised during the years ended December 31, 2009 and 2010, respectively.

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of December 31, 2010:

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrant	9/26/2007	$36.25	233	9/26/2012
August 2009 Employee Warrants	8/25/2009	$0.50	626,400	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
May 2010 Broker Warrant	3/21/2010	$1.00	35,000	3/21/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
Broker Warrant for 2010 Debt	9/27/2010	$1.00	15,000	9/27/2013
September 2010 Repricing Warrant	9/28/2010	$1.38	25,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,741,856	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,440,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
Total Warrants Outstanding			5,139,489

During the year ended December 31, 2009, we issued convertible notes to investors in the September 2009 convertible debt financing transaction convertible at $0.50 per share and this issuance triggered the price protection provision related to the original 84,744 previously outstanding price protected warrants; as such, we reduced the exercise price of the 84,744 warrants to $0.50 per share and increased the warrant shares to 6,085,951. During 2010, pursuant to terms of two lawsuit settlements, we issued 498,263 shares of our common stock to the warrant holders and settled all of the outstanding warrants with price protection.  Prior to the settlements, the fair value of the canceled warrants was accounted for as derivative liabilities (see Note 7).

On January 1, 2009, we adopted the new accounting guidance that requires warrants with certain types of anti-dilution ratchet features to be accounted for as liabilities, where previously they had been accounted for as equity.  Prior to this new accounting guidance, these ratchet provisions were only evaluated under prior accounting guidance, and because these ratchet provisions are generally within a company’s control, they did not trigger liability or derivative accounting.  We determined that the original 84,744 outstanding warrants (noted above) that included ratchet features fell under the new accounting guidance and the fair value of the warrants needed to be recorded as a liability and marked-to-market each reporting period with the changes in the fair value recorded as income/expense in the consolidated statement of operations.

On January 1, 2009, the fair value of the original 84,744 outstanding warrants was $67,000 and was recorded as a liability in the account entitled embedded derivatives of convertible debt and warrants with the corresponding reduction to additional paid-in-capital.

               During the year ended December 31, 2009, we recorded an increase related to the fair value of the outstanding warrants of $2,976,000 as expense in the account entitled non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss. The fair value of the outstanding warrants was $3,043,000 on December 31, 2009.

                 We issued 626,400 stock purchase warrants to employees and members of our Board on August 25, 2009.  The stock purchase warrants have an exercise price equal to $0.50 per share, which was the market price on the date of grant, August 25, 2009.  These stock purchase warrants have a seven-year term and are vested on the date of grant. The stock underlying the stock purchase warrants granted to employees and members of our Board has not been registered for resale. The $305,000 fair value of the stock purchase warrants granted to employees or members of our Board was calculated using the Black-Scholes option pricing model on the date of grant and is included in stock-based compensation expense for the year ended December 31, 2009.

During the fourth quarter of 2009, we issued additional convertible debt with warrants to a broker and at time we did not have enough unissued authorized shares to settle all outstanding equity instruments, and so we classified the warrants issued to the debt holder and broker as derivative liabilities.  The fair value of those warrants was $214,000 on the grant date, which was recorded as an expense in the account entitled non-cash items related to debt discounts and deferred financing fees and valuation of conversion features and warrants on our consolidated statement of operations for the year ended December 31, 2009.

On December 31, 2009, we issued a warrant to purchase 52,230 of our common stock an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2009 financing transaction.  The fair value of the 52,230 shares of common stock was $26,000 on the date of issuance and was recorded as debt issuance costs and included in current assets in the accompanying consolidated balance sheet as of December 31, 2009. The warrants were valued using the Black-Scholes option pricing model.

During the year ended December 31, 2010, we issued additional convertible debt with warrants and also warrants to a broker. Prior to December 13, 2010, we did not have sufficient unissued authorized shares to settle all outstanding equity instruments, the warrants were classified as liabilities (see Notes 6 and 7).

As a result of the issuance of convertible notes in early October 2009, we no longer had enough unissued authorized shares to settle all outstanding equity instruments, including convertible preferred stock, convertible debt, options and warrants.  Therefore, in accordance with the applicable accounting guidance, all non-employee warrants were required to be recorded as liabilities from that point and marked-to-market at each period until we have sufficient unissued authorized shares to settle all outstanding equity instruments.  As a result, we reclassified the fair value of all non-employee warrants not already recorded as liabilities totaling $837,000 as of October 1, 2009 from additional paid-in-capital to embedded derivatives of convertible debt and warrants. The warrants issued to the holders in this financing were originally recorded as derivative liabilities as we did not have sufficient authorized unissued shares of common stock to settle all outstanding equity instruments. On December 13, 2010, the Company increased its authorized shares of common stock to cover all potentially dilutive instruments outstanding. As a result, on December 9, 2010, the Company reclassified the fair value of the warrants on that date, totaling $4.3 million to additional paid in capital, as warrants no longer qualified as derivative instruments.

On September 22, 2010, we issued 5-year warrants to purchase 160,000 of our common stock an exercise price of $1.00 per share to holders of our Senior Convertible Secured Notes – 2007 to extend the maturity date of the notes until April 26, 2011.  The fair value of the warrants to purchase 160,000 shares of common stock was $28,000 on the date of issuance and was recorded as expense component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2010. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 4.98 years, volatility of 162.45%, and a risk-free interest rate of 1.95%.

On September 24, 2010, we issued a warrant to purchase 6,933 of our common stock an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2010 financing transaction (see Note 6).

 On September 27, 2010, we issued a warrant to purchase 15,000 of our common stock an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2010 financing transaction (see Note 6).

During September and October 2010, we entered into a warrant repricing and debt extension financing transaction (see Note 6). In connection with this transaction the holders of 2,766,857 stock purchase warrants agreed to exercise their previously granted three-year warrants with a stated exercise price of $1.00 per share for a discounted exercise price of $0.88 per share. Upon exercise the holders received 2,766,857 shares of common stock and 2,766,857 replacement three-year warrants with an exercise price of $1.38 per share.

11.   Commitments and Contingencies

Indemnities and Guarantees

    We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2010 and 2009, respectively.

    We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2010 and 2009, respectively.

Legal

On December 9, 2008, Empire Asset Management (“Empire”), a broker dealer that acted as our financial advisor and exclusive placement agent in previous private placement transactions, initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Corporation misrepresented the success of its business to induce Empire’s customers to invest in us. We entered into a settlement agreement dated July 9, 2010. On September 13, 2010, we issued 450,263 shares of our common stock in settlement of the Empire lawsuit and we canceled all outstanding warrants held by Empire. In addition, our insurance carrier paid a cash settlement to Empire. The lawsuit has been formally dismissed.

On May 11, 2009, Mr. David Berman initiated a lawsuit against us in the Supreme Court of the State of New York alleging that the Company misrepresented the success of its business to induce Mr. Berman to invest in us.  Mr. Berman, who was a client of Empire, invested an aggregate of $549,860 in our private placement offerings on March 4, 2008 and May 16, 2008, and purchased an additional 6,516 shares totaling $251,082 in the aftermarket. We entered into a settlement agreement dated October 11, 2010. On October 11, 2010, we issued 48,000 shares of our common stock in settlement of the Berman lawsuit and canceled all outstanding warrants held by Berman. In addition, our insurance carrier paid a cash settlement to Berman and we paid an additional cash settlement to Berman. The lawsuit has been formally dismissed.

On October 2, 2009, Xerox Corporation (“Xerox”) initiated a law suit against the Company in the Superior Court of California alleging that the Company breached an equipment lease agreement with Xerox and demanding payment of $108,593 plus interest, late payment charges, and legal costs. We accrued the total amount of the lawsuit $108,593 at December 31, 2009. On August 16, 2010, we entered into a settlement agreement that required us to pay a total of $15,000. On August 16, 2010, we reversed the $108,593 that was previously accrued and recorded an accounts payable of $15,000.  During 2010, we paid the $15,000 settlement amount and the lawsuit has been formally dismissed.

Operating Leases

    On January 12, 2009, our subsidiary, Neonode Technologies AB, entered into a 12 month lease with Vasakronan Fastigheter AB for approximately 2,000 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $6,000 per month. The annual payment for this space equates to approximately $72,000. On January 12, 2010, we extended the lease with provisions to cancel the lease with a ninety day notice period.

12.   Income Taxes

Income (loss) before income taxes was distributed geographically as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2010	2009
Domestic	$(31,667)	$(13,300)
Foreign	41	(1,621)

Total	$(31,626)	$(14,921)

The provision for income taxes is as follows for the year ended December 31:

	2010	2009
Current
Federal	$--	$--
State	1	1
Foreign	44	--

Total current	$45	$1

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,	Year Ended December 31,
	2010	2009
Amount at standard tax rates	(34)%	(34)%
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	(24)%	6.5%
Loss on debt restructuring	--	6.2%
Stock compensation	5.2%	14.4%
Foreign losses not benefited	--	3.7%
Valuation allowance	5.0%	3.2%
Effective tax rate	0.20%	0%

Significant components of the deferred tax balances are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accruals	$85	$64
Stock compensation	897	494

Net operating losses	2,455	813
Total deferred tax assets	$3,437	$1,371

Valuation allowance	(3,437)	(1,371)

Total net deferred tax assets	$--	$--

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc, and its subsidiary Neonode Technologies AB, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. Due to the reorganization, the Company believes that the US net operating losses and credits would be subject to the provisions of Section 382 and therefore subject to strict limitations. The Company has not completed a study of the limitations and therefore has not included these loss carryforwards or credits in the analysis of the deferred tax assets. The Company has federal, state and foreign net operating losses of $4,659,000, $4,659,000 and $1,565,000, respectively. The federal loss carryforward begins to expire in 2029, the California loss carryforward begins to expire in 2019 and the foreign loss carryforward indefinitely. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and effective with the filing we are no longer responsible for the liabilities and no longer have any ownership interest in the assets of Neonode AB, including any tax net operating loss carryforwards.

Effective January 1, 2007, we adopted the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with accounting guidance. As a result we recognized no increase in the liability for unrecognized tax benefits. Therefore, upon implementation of accounting guidance we recognized no material adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the unrecognized tax benefits for the year ended December 31, 2010 is as follows:

Balance at January 1, 2010	$0
Additions for tax positions of prior years	---
Reductions for tax position of prior years	---
Additions based on tax positions related to the current year	---
Decreases - Settlements	---
Reductions - Settlements	---
Balance at December 31, 2010	$0

We adopted a policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the year ended December 31, 2010, we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2010, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

We file income tax returns in the U.S. federal jurisdiction, California and Sweden. The 1996 through 2009 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13.   Employee Benefit Plans

We do not have any defined contribution or other pension plans for our employees.

14.   Net Loss Per Share

 Basic net loss per common share for the years ended December 31, 2010 and 2009 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

    Potential common stock equivalents of approximately 0 and 20,000 stock options and 5.1 million and 1.7 million warrants to purchase common stock 100,000 and 1.7 million shares issuable upon conversion of preferred stock and 0.2 million and 2.0 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the year ended December 31, 2010 and 2009, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year ended December 31,
	2010	2009
BASIC AND DILUTED
Weighted average number of common shares outstanding	18,293	9,898
Number of shares for computation of net loss per share	18,293	9,898

Net loss attributable to common stockholders	$(31,626)	$(15,956)

Net loss per shares basic and diluted	$(1.73)	$(1.61)

15.   Segment Information

We have one reportable segment, as defined in the relevant accounting guidance. All of our revenues for the year ended December 31, 2010 were to customers located outside the United States.

16.   Related Party Transactions

    Per Bystedt

Mr. Per Bystedt, our Chairman of the Board of Directors, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 4.6 million shares of our common stock, or approximately 14.18%, of the Company’s outstanding shares of common stock, as of December 31, 2010 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.

Iwo Jima SARL invested $100,000 in the Company’s December 2008 financing transaction and received 400 shares of our Series A Preferred stock that was exchanged for 192,252 shares of our Common Stock. Iwo Jima SARL also surrendered warrants in exchange for 289 shares of Series B Preferred Stock. The Series B Preferred stock was exchanged for 38,094 shares of our Common Stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL received 6,072 shares of our Series A Preferred Stock that was exchanged for 2,916,276 shares of our common Stock. On November 6, 2009, Iwo Jima SARL transferred 160,000 shares of our Common Stock to certain employees of the Company.

On September 15, 2009, Iwo Jima SARL purchased $64,000 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 128,618 shares of our Common Stock and also received a warrant that was exercisable into 64,309 share of our Common Stock at a conversion price of $1.00 per share. On September 15, 2009, Mr. Bystedt directly purchased $51,000 in convertible notes that may be converted, at the option of Mr. Bystedt, into 102,766 shares of our Common Stock and also received a warrant that was exercisable into 51,383 shares of our Common Stock at a conversion price of $1.00 per share.  Mr. Bystedt holds 1,600 employee stock options to purchase our common stock at $86.25 per share.

On January 1, 2009, Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $211,000 and $237,000 for his services as the CEO of Neonode, Inc. for the years ended December 2009 and 2010, respectively. Iwo Jima SARL converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services as of December 31, 2009 into convertible notes that may be converted into 326,705 shares of our common stock at a conversion price of $0.50 per share and also received a warrant that was exercisable into 163,353 shares of our common stock at a conversion price of $1.00 per share. We also paid Mr. Bystedt a bonus totaling $29,000 in the year ended December 31, 2010.

Iwo Jima Sarl invested a total of $180,000 of the $987,000 raised in the 2009 private placement financing transaction. Iwo Jima Sarl received a total of 179,743 warrants to purchase our common stock and the convertible notes can be converted into a total of 359,485 shares of our common stock. We are not obligated to register the common stock related to the convertible debt or the warrants.

On January 18, 2010, Mr. Bystedt purchased $16,000 of convertible notes that may be converted into 32,780 shares of our common stock and also received a warrant that was exercisable into 16,790 shares of our common stock at a conversion price of $1.00 per share.

On October 14, 2010, Mr. Bystedt and Iwo Jima Sarl invested a total of $258,505 of the $2,384,554 raised in the October 2010 private placement financing transaction. Mr. Bystedt exercised 295,435 warrants that were previously issued at an exercise price of $1.00 per share at a reduced exercise price of $0.88 per share and received 295,435 shares of our common stock. Mr. Bystedt and Iwo Jima Sarl, received a total of 7,385,857 replacement warrants to purchase our common stock at an exercise price of $1.38 per share. Mr. Bystedt also agreed to extend the due date on $295,434 of convertible debt held by him and a company controlled by him from December 31, 2010 to June 30, 2011.

On October 15, 2010, we sold to Mr. Bystedt a warrant to purchase 320,000 shares of our common stock at an exercise price of $1.38 per share. Mr. Bystedt purchased the warrant for $13,060. The fair value of the warrant is $440,000 on the date of issuance and was recorded as compensation expense in the year ended December 31, 2010. The warrants were valued using the Black-Scholes option pricing model.

               Thomas Eriksson

 Mr. Thomas Eriksson, our Chief Executive Officer and a member of our Board, is the beneficial holder of approximately 2.8 million shares of our common stock and warrants to purchase 10 million shares of common stock, or approximately 9.85% of our outstanding shares of common stock as of December 31, 2010 on a fully diluted basis, and is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Wirelesstoys AB received 6,072 shares of our Series A Preferred Stock, which shares have since been exchanged for 2,916,276 shares of our common Stock.

On November 6, 2009, Wirelesstoys AB transferred 160,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $111,000 for the period January 1, 2010 through June 30, 2010 for his services as the CEO of Neonode Technologies AB.  Mr. Eriksson was hired as an employee on July 1, 2010 and earned $104,000 for the period July 1, 2010 through December 31, 2010. During the year ended December 31, 2010, we paid $125,000 owed to Wirelesstoys AB that was earned during year ended December 31, 2009. We also paid Mr. Ericsson a bonus totaling $36,000 and apartment rent totaling $12,000 during the year ended December 31, 2010.

On October 15, 2010, we sold to Mr. Eriksson a warrant to purchase 400,000 shares of our common stock at an exercise price of $1.38 per share. Mr. Eriksson purchased the warrant for $16,325. The fair value of the warrant is $550,000 on the date of issuance and was recorded as compensation expense in the year ended December 31, 2010. The warrants were valued using the Black-Scholes option pricing model.

On October 1, 2010, the Company rented an apartment for Mr. Eriksson for six months at a cost of 30,000 SEK per month.

    Magnus Goertz

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 2.8 million shares of our common stock, or approximately 8.71% of our outstanding shares of common stock as of December 31, 2010 on a fully diluted basis, and is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Athemis Ltd. received 6,072 shares of our Series A Preferred Stock, which shares have since been exchanged for 2,916,276 shares of our common Stock.

On November 6, 2009, Athemis Ltd. transferred 160,000 shares of our common stock to certain employees of the Company.

On January 1, 2009, Mr. Goertz, through his company, Rector AB, entered into a consulting agreement with us whereby he has earned a total of $151,000 per year for his services as an engineer. We paid $88,000 and $64,000 of the amount owed to Rector AB during the year ended December 31, 2010 and 2009, respectively.   The cumulative unpaid balance of $147,000 is included in our accrued expenses at December 31, 2009.

    Mats Dahlin

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. As of December 31, 2010, Mr. Dahlin is the beneficial owner of approximately 1.1 million shares of our common stock or approximately 3.26% of our outstanding shares of common stock on a fully diluted basis.

On October 9, 2009 and December 15, 2009, Davisa Ltd. purchased a total of $50,000 in convertible notes that may be converted, at the option of Davisa Ltd., into 99,301 shares of our common stock and also received warrants that were exercisable into 49,651 shares of our common stock at a conversion price of $1.00 per share (see below).  On August 25, 2009, Davisa Ltd. was granted a warrant to purchase 186,400 shares of our common stock at an exercise price of $0.50 per share in consideration for Mr. Dahlin’s services as a Board member and advisor to the Company.  In June 2009, Mr. Dahlin, through his company, Davisa Ltd., entered into a consulting agreement with us whereby he earned a total of $28,000 for his services for the year ended December 31, 2010.  In lieu of a cash payment, on December 15, 2009, we converted the $28,000 to a convertible note and a warrant under the same terms and conditions as the September 2009 convertible debt financing transaction. Davisa Ltd. received a total of $28,000 in convertible notes that may be converted, at the option of Davisa Ltd., into 56,000 shares of our common stock and also received warrants that were exercisable into 28,000 shares of our common stock at a conversion price of $1.00 per share.

On March 21, 2010, we issued 35,000 shares of our common stock and a warrant to purchase 35,000 of our common stock an exercise price of $1,00 per share to Davisa Ltd. for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.  On February 18, 2010, Davisa Ltd. purchased a total of $138,000 convertible notes that may be converted, at the option of Davisa Ltd., into 276,148 shares of our common stock and also received warrants that were exercisable into 138,074 shares of our common stock at a conversion price of $1.00 per share.

On September 27, 2010, we issued 15,000 shares of our common stock and a warrant to purchase 15,000 of our common stock an exercise price of $1.00 per share valued at $26,000 to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

On November 17, 2010, Davisa Ltd. invested a total of $161,000 in cash and converted $28,000 in consulting fees payable by us pursuant to the warrant repricing agreement and received a total of 215,725 shares of our common stock and 215,725 replacement warrants to purchase our common stock.

17.  Subsequent Events

On January 4, 2011, we signed a technology licensing agreement with a global retail and internet based OEM to integrate our zForce® touch screen technology into a series of products.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $65,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by March 31, 2011.

On January 21, 2011, we paid $120,000 in accounts payable by issuing 60,000 shares of stock and a 3-year warrant to purchase 20,000 shares of our common stock at an exercise price of $2.00 per share to an employee.

On January 28, 2011, our Board of Directors approved certain changes to Neonode’s management team.   Thomas Eriksson, one of our founders and current Chief Executive Officer of Neonode Technologies AB, Neonode’s wholly-owned subsidiary, was appointed Neonode’s Chief Executive Officer, effective as of January 28, 2011, replacing Mr. Per Bystedt who resigned from his position as Neonode’s Chief Executive Officer, effective as of January 28, 2011.  Mr. Bystedt assumed the role of Executive Chairman and continues to serve as the Chairman of the Board of Directors.

On March 4, 2011, we signed a technology licensing agreement with a top ten global OEM to integrate our zForce® touch screen technology into a series of products.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $50,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by June 30, 2011.

On March 4, 2011, we issued our legal advisor a 3-year warrant to purchase 80,000 shares of our common stock at an exercise price of $2.00 per share.

In March 2011, the Company entered into new convertible loan agreements (each a “Convertible Loan Agreement”) with investors who participated in the Company’s 2009 and 2010 financing transactions (the “Investors”) and who had been issued common stock purchase warrants with exercise prices of $0.50 per share, $1.00 per share, and $1.38 per share (the “Current Warrants”). Pursuant to the Convertible Loan Agreements, each Investor exercised some or all of its outstanding Current Warrants at the applicable exercise price ($0.50 per share, $1.00 per share, and/or $1.38 per share), and provided the Company with a convertible loan, bearing interest at a rate of seven percent (7%) per annum, that matures on March 1, 2014.

Each Investor has the option at any time prior to the repayment of its loan to convert the loan into fully-paid and non-assessable restricted shares of the Company’s common stock, at a price of $2.50 per share.  The loan will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the loan due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by the Company by the due date, and the Investor has not previously converted the loan, the Investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable on June 30th and December 31st of each year.

In addition,  the Company issued to each Investor new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “New Warrants”), with each investor receiving (i) a number of New Warrants equal to fifty percent (50%) of the number of Current Warrants exercised by such Investor under its Convertible Loan Agreement, and (ii) a number of New Warrants that is equal in value to twenty-five percent (25%) of the Investor’s loan to the Company.  The New Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

The Investors exercised an aggregate of 493,426 outstanding Current Warrants, for an aggregate investment of $515,000 in the Company, and loaned the Company an aggregate of $4.2 million.  In addition, the Company issued to the Investors New Warrants for the purchase of an aggregate of 699,753 of the Company’s restricted shares of common stock.

During the three months ended March 31, 2011, Series A Preferred stockholders exchanged 82.79 shares of Series A Preferred stock for 39,790 shares of our common stock, and Series B Preferred stockholders exchanged 39.79 shares of Series B Preferred stock for 5,254 shares of our common stock.

On March 18, 2011, we entered into a twelve month lease with CA-Santa Clara Office Center Limited Partnership for approximately 1,781 square feet of office space located at 2700 Augustine Drive, Santa Clara, California, USA for approximately $2,600 per month.

On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of Common stock and Preferred Stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provides that each twenty-five (25) outstanding shares of the Corporation’s Common Stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of Common Stock, and each twenty-five (25) outstanding shares of the Corporation’s Preferred Stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of Preferred Stock. The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Annual Report on Form 10-K.

In the three months ended March 31, 2011, holders of $ 2.1 million of convertible debt with a maturity date of June 30, 2011 with a conversion price of $0.50 per share converted their notes into 4,864,600 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

I TEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

    During the audit of our consolidated financial statements for the year ended December 31, 2010, management determined that we had certain material weaknesses relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, we entered into several complex financing transactions that resulted in accounting adjustments during our year-end audit and quarterly reviews. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

    Despite the conclusion that disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Internal Control over Financial Reporting

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of December 31, 2010 due to a material weakness that existed in our internal controls relating to our accounting for certain financing transactions, including convertible debt and derivative financial instruments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 31, 2010, the following material weakness existed as of that date:

    The Company’s controls over accounting for certain financing transactions did not operate effectively as of December 31, 2010.  In addition, we entered into several complex financing transactions that resulted in accounting adjustments during our year-end audit and quarterly reviews.

    As we move towards complete integration and consolidation of business and financial operations of Neonode Technologies AB and Neonode Inc., we expect to take steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

•
adding personnel to our finance department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to revenue recognition;

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

    This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our Company’s independent registered public accounting firm pursuant to the rule of the Securities and Exchange commission that permit us to provide only management’s assessment in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the Directors and executive officers of our company. There are no familial relationships between our directors or our executive officers and any other director or executive officer.

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED
Per Bystedt	46	Executive Chairman – Chairman of the Board of Directors	May 2008
John Reardon	50	Director	February 2004
Thomas Eriksson	42	Director, and CEO of Neonode Inc. and of Neonode Technologies AB	February 2006
David Brunton	60	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary	November 2000

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

    The Board presently has three members. The following is a brief biography of each director and officer of the Company.

    Per Bystedt - Mr. Bystedt has served as Executive Chairman of the Company since January 28, 2011 and as the Chairman of the Board of Directors of the Company since May 2008.  From May 2008 through January 2011, he served as Chief Executive Officer of the Company, and he served as the interim Chief Executive Officer of the Company from October 2005 through July 2006. Since 1997, Mr. Bystedt has been the Chief Executive Officer of Spray AB, an internet investment company. From 1991 through 1997, Mr. Bystedt was CEO of various television production and network companies including Trash Television, ZTV AB, TV3 Broadcasting Group Ltd. and Senior Vice President of MTG AB. From 2000 to 2010, Mr. Bystedt served as a member of the Board of Directors of Axel Johnson AB.  From 2000 to 2008, he was a member of the board of directors of Eniro AB. and from 2005 to 2008, was a member of the Board of Directors of Servera AB.  From 2005 to 2010, Mr. Bystedt was the Chairman of the Board of Directors of AIK Fotboll AB, and is currently a member of the Board of Directors.   From 1997 through 2005, he served as a member of the Board of Directors of Ahlens AB, and from 1998 through 2000 he was the Chairman of the Board of Directors of Razorfish, Inc.  Mr. Bystedt holds an MBA degree from the Stockholm School of Economics.

The Board has concluded that Mr. Bystedt should serve as director of the Company because of his extensive management experience, his past experience as the Company’s Chief Executive Officer, and his more than twelve years of venture capital experience with technology companies. Moreover, Mr. Bystedt’s educational background and over nineteen years experience as a chief executive officer and member of the boards of directors of various companies attests to his wide-ranging experience in management and finance, and his familiarity with reading and evaluating financial statements.

John Reardon - Mr. Reardon has served as a director of SBE, Inc the predecessor of Neonode Inc., since February 2004 and of the Company since February 2007. Mr. Reardon is the chairman of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee of the Company. Mr. Reardon has served as President and member of the board of directors of The RTC Group, a technical publishing company since 1990. In 1994, Mr. Reardon founded a Dutch corporation, AEE, to expand the activities of The RTC Group into Europe. Mr. Reardon also serves on the board of directors of One Stop Systems, Inc., a computing systems and manufacturing company.  Mr. Reardon holds a BA degree from National University.

The Board has concluded that Mr. Reardon should serve as director of the Company because of his wide-ranging experience in management and finance, and his over twenty years experience in business development.  In particular, during his more than twenty years experience as a business owner and member of the boards of directors and audit committees of various companies, Mr. Reardon has developed wide-ranging experience in management and finance, and is familiar with reading and evaluating financial statements and interacting with companies’ auditors and accounting specialists.

Thomas Eriksson – Mr. Eriksson has served as the Chief Executive Officer of the Company since January 28, 2011, as a Director of the Company since December 2009, and as the Chief Executive Officer of Neonode Technologies AB, a wholly-owned subsidiary of the Company, since January 1, 2009.  From February 2006 through December 31, 2008, Mr. Eriksson served as the Chief Technical Officer of the Company. Mr. Eriksson was one of the founders of Neonode, Inc. in 2001.

The Board has concluded that Mr. Eriksson should serve as director of the Company because of his experience as one of the founders of the Company, and his deep understanding of the Company’s technology.  Mr. Eriksson has extensive knowledge of the Company’s touch screen technology and hands-on experience relating to the Company’s operational activities.

David W Brunton - Mr. Brunton joined SBE Inc., the predecessor to Neonode Inc, in November 2001 as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. From 2000 to 2001 he was the Chief Financial Officer for NetStream, Inc., a telephony broadband network service provider. Mr. Brunton is a certified public accountant and holds a BA degree from California State University.

Board Leadership Structure

The Company has chosen to separate the principal executive officer and Board chairman positions.  The Company believes that following the expansion of the Company’s activities in the last year, having two individuals serve in these positions is the most appropriate for the Company.   Now that that the Company is actively marketing and licensing its technology and entering into license agreements with customers, having one individual being responsible for the operational aspects of the Company’s business and a second individual being responsible for the strategic aspects of the Company’s business is more efficient than having both responsibilities in the hands of one person.  By disassociating and clarifying the roles of the Company’s principal executive officer and the Board chairman, the Company believes that it has created clearer responsibility and accountability at the top of the Company.

Independence of the Board of Directors

    A majority of the members of the Board of a company listed on a national exchange must qualify as “independent,” as affirmatively determined by the Board of Directors.  Since the Company is not listed on a national exchange, it is not required to comply with these “independent” requirements.   At present, the sole independent member of the Board of Directors is John Reardon.

Meetings of the Board of Directors

    The Board met four times during the Company’s 2010 fiscal year. Each then-serving director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively. In addition, the Company’s independent director met in regularly scheduled executive sessions at which only independent director is present.

    All of the board members attended last year’s annual meeting, either in person or telephonically.

Corporate Governance Guidelines

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

Board Committees

    The Board has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. John Reardon, Per Bystedt and Thomas Eriksson constitute the members of each committee. During the Company’s 2010 fiscal year, the Audit Committee met four times, the Compensation Committee met two times, and the Nominating and Governance Committee met two times. All then-serving directors attended at least 75% of the meetings of each committee.

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

Audit Committee

    John Reardon is Chairman of the Audit Committee.  The members of the Audit Committee are John Reardon, Per Bystedt and Thomas Eriksson.  The Audit Committee of the Board, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions, including the following:

●	evaluates the performance of and assesses the qualifications of the independent registered public accounting firm;
●	determines and approves the engagement of the independent registered public accounting firm;
●	determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm;
●	reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
●	monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law;

●	confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting;
●
establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

●	reviews the financial statements to be included in the Company’s Annual Report on Form 10-Q and 10-K; and
●	discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements.

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

Compensation Committee

John Reardon is Chairman of the Compensation Committee. The members of the Compensation Committee are John Reardon, Per Bystedt and Thomas Eriksson.  The Compensation Committee of the Board reviews and approves the overall compensation strategy and policies for the Company. The Compensation Committee duties include the following:

●	reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s executive officers and other senior management;
●	reviews and approves the compensation and other terms of employment of the Company’s Chief Executive Officer;
●	reviews and approves the compensation and other terms of employment of the other executive officers; and
●	administers and reviews the Company’s stock option and warrant and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs.

    The Committee has the authority to obtain advice or assistance from consultants, legal counsel, accounting or other advisors as appropriate to perform its duties, and to determine the terms, costs and fees for such engagements.   A majority of the members of the Compensation Committee are not independent.

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

    The Committee approves routine on-hire option grants to employees of the Company, subject to specific limitations. For these grants, the exercise price must be equal to the closing price on the Over the Counter Bulletin Board (“OTC BB”) of the Company’s common stock on the date of grant.

Nominating and Governance Committee

John Reardon is Chairman of the Nominating and Governance Committee. The members of the Nominating and Governance Committee are John Reardon, Per Bystedt and Thomas Eriksson.  The Nominating and Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company, consistent with criteria approved by the Board.  The Nominating and Governance duties include the following:

●	reviewing and evaluating incumbent directors;
●	recommending candidates to the Board for election to the Board; and
●	making recommendations to the Board regarding the membership of the committees of the Board.

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

Stockholder Communications with the Board of Directors

    Stockholders, or anyone else wishing to contact the Board directly, may send a written communication to David W. Brunton, Chief Financial Officer, 651 Byrdee Way, Lafayette, CA 94549, USA.  Mr. Brunton will forward such correspondence only to the intended recipients, whether the entire Board or only an individual Board member.  However, prior to forwarding any correspondence, Mr. Brunton will review such correspondence and, in his discretion, may not forward certain items if they are deemed to be of a commercial nature or sent in bad faith.

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

ADDITIONAL INFORMATION - SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and Directors, and persons who own more than ten percent (10%) of our stock, to file reports of ownership and changes in ownership with the SEC. Officers, Directors, and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to us we believe that during the fiscal year ended December 31, 2010,  all Section 16(a) filing requirements applicable to our officers, Directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11.
EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2010:

Summary Compensation Table
Name and Principal Position	Year (a)	Salary ($)		Bonus ($)		Stock Awards ($)	Option or Warrant Awards ($) (b)		All Other Compensation ($)		Total ($)
Per Bystedt	2010	$208,189	(c)	$29,091	(e)	-	$440,000		-		$677,280
	2009	$218,302	(d)	-		-	-		-		$218,302

Thomas Eriksson	2010	$215,128	(g)	$36,364	(i)	-	$550,000		$12,491	(j)	$813,983
Chief Executive Officer(f)	2009	$216,417	(h)	-		-	-		-		$216,417

Magnus Goertz,	2010	$151,746	(k)	-		-	-		-		$151,746
Lead Engineer	2009	$216,471	(l)	-		-	-		-		$216,471

David W. Brunton,	2010	$132,000		-		-	$220,000	(m)	-		$352,000
Chief Financial Officer (a)	2009	$85,000		-		-	$77,934		-		$162,934

(a)
The amounts in this table are displayed in U.S. Dollars (USD).  All compensation paid in 2010 in Swedish Krona have been converted from the SEK to USD using the average exchange rate for fiscal 2010 year - 7.21 SEK to the USD.  All compensation paid in 2009 in Swedish Krona have been converted from the SEK to USD using the average exchange rate for fiscal 2009 year - 7.65 SEK to the USD.

(b)
The amounts are calculated as of the grant date of the option or warrant award in accordance with the provisions of applicable Accounting Standards. Please see Note 10. “Stock Based Compensation” in the Notes to the consolidated financial statements  as filed on Neonode Inc.’s annual report on Form 10-K for the valuation assumptions made in the Black-Scholes option pricing model used to calculate the fair value of the option or warrant awards.

(c)
Mr. Bystedt through a consulting agreement with his company, Iwo Jima SARL, earned a total of $208,189 in salary plus applicable Swedish payroll taxes for his services as CEO of Neonode Inc for the year ended December 31, 2010. We converted $166,551 of the amount owed to Iwo Jima SARL to a convertible note and a warrant as discussed above and paid $41,638 in cash. Mr. Bystedt accrued salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(d)
Mr. Bystedt through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he earned a total of $218,302 salary plus applicable Swedish payroll taxes for his services as CEO of Neonode Inc for the year ended December 31, 2009. We converted $51,303 of the amount owed to Iwo Jima SARL to a convertible note and a warrant as discussed above and $159,445 is included in our accrued expenses at December 31, 2009.  Mr. Bystedt accrued a salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(e)
On October 15, 2010, Mr. Bystedt purchased a warrant to purchase 320,000 shares of our common stock at an exercise price of $1.38 per share. Mr. Bystedt paid $13,060 for the warrant. The company granted Mr. Bystedt a $29,901 bonus including applicable Swedish payroll taxes to purchase the warrant. The warrant vested on the date of purchase. The amounts in this table are displayed in U.S. Dollars (USD) and are converted from the SEK to USD using the average exchange rate for fiscal 2010 year 7.21 SEK to the USD.

(f)
On September 15, 2009, Mr. Eriksson was appointed to our Board. Mr. Eriksson serves as our Chief Executive Officer of Neonode Technologies AB and his compensation is related to his duties as CEO of this company. Mr. Eriksson does not receive any fees for his duties as a member of our Board.  Mr. Eriksson was appointed CEO of Neonode Inc. on January 28, 2011.

(g)
Mr. Eriksson through a consulting agreement with his company, Wirelesstoys Sweden AB, earned a total of $111,034 for his services for the six months ended June 30, 2010. Mr. Eriksson converted from a consultant to a full time employee on July 1, 2010, and earned a total of $104,094 for his services from July 1 to December 31, 2010. We paid to Wirelesstoys Sweden AB during the year ended December 31, 2010, the $125,468 for services earned but unpaid as of December 31, 2009.  Mr. Eriksson accrued salary and applicable Swedish payroll taxes of 134,000 SEK per month as a consultant and 125,000 SEK per month excluding applicable Swedish payroll taxes as an employee.

(h)
Mr. Eriksson through his company, Wirelesstoys Sweden AB, entered into a consulting agreement whereby he earned a total of $216,417 for his services for the year ended December 31, 2009. We paid $90,247 of the amount owed to Wirelesstoys Sweden AB during the year ended December 31, 2009 and $126,170 is included in our accrued expenses at December 31, 2009. Mr. Eriksson accrued salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(i)
On October 15, 2010, Mr. Eriksson purchased a warrant to purchase 400,000 shares of our common stock at an exercise price of $1.38 per share. Mr. Eriksson paid $16,325 for the warrant.  The company granted Mr. Eriksson a $36,364 bonus including applicable Swedish payroll taxes to purchase the warrant.

(j)	On October 1, 2010, the Company rented an apartment for Mr. Eriksson for six months at cost of 30,000 SEK per month.

(k)
Mr. Goertz through a consulting agreement with his company, Rector AB, earned a total of $151,746 for his services for the year ended December 31, 2010. During the year ended December 31, 2010, we paid $87,994 of the amount owed to Rector AB as of December 31, 2009, and $146,750 is included in our accrued expenses at December 31, 2010.  Mr. Goertz is paid on a per hour basis and earns 1,000 SEK per hour for each hour worked.

(l)
Mr. Goertz through his company, Rector AB, entered into a consulting agreement to perform duties as a lead engineer with us whereby he earned a total of $216,471 for his services for the year ended December 31, 2009. We paid $70,628 of the amount owed to Rector AB during the year ended December 31, 2009, and $146,967 is included in our accrued expenses at December 31, 2009. Mr. Goertz accrued salary and applicable Swedish payroll taxes of 134,000 SEK per month.

(m)	On October 15, 2010, Mr. Brunton was granted a warrant to purchase 160,000 shares of our common stock at an exercise price of $1.38 per share. The warrant vested on the date of grant.

Outstanding Equity Awards at December 31, 2010
		OPTION AWARDS
Name & Principal Position	Grant Date	Number of Securities Underlying Unexercised Options or Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($)	Option Expiration Date
Per Bystedt, CEO and Chairman of Board of Directors (7)	1/2/2008	1,600	(3)	-		-	$86.25	1/2/2015
	10/15/2010 (5)	320,000		-		-	$1.38	10/15/2013
David W. Brunton, CFO	4/12/2004	200		-		-	$556.25	4/12/2011
	3/31/2005	800		-		-	$368.75	8/8/2012
	3/21/2006	200		-		-	$125.00	3/21/2013
	5/30/2007	600		-		-	$58.25	5/30/2014
	8/10/2007	7,800		30,002	(1)	-	$122.50	8/10/2014
	8/25/2009 (2)	160,000		-		-	$0.50	8/25/2016
	10/15/2010 (4)	160,000		-		-	$1.38	10/15/2013
Thomas Eriksson, CEO of Neonode Technologies AB (7)	10/15/2010(6)	400,000		-		-	$1.38	10/15/2013

(1)	Stock option grants vest 25% on first anniversary date of grant and monthly thereafter for the next 36 months.
(2)	On August 25, 2009, Mr. Brunton was granted a warrant to purchase 160,000 shares of our common stock at an exercise price of $0.50 per share. The warrant vested on date of grant.

(3)	Mr. Bystedt was granted 16,000 stock options that vested one year after the grant date for services as a member of our Board of Directors.

(4)	On October 15, 2010, Mr. Brunton was granted a warrant to purchase 160,000 shares of our common stock at an exercise price of $1.38 per share. The warrant vested on the date of grant.

(5)
On October 15, 2010, Mr. Bystedt purchased a warrant to purchase 320,000 shares of pour common stock at an exercise price of $1.38 per share. Mr. Bystedt paid $13,060 for the warrant. The warrant vested on the date of purchase.

(6)
On October 15, 2010, Mr. Eriksson purchased a warrant to purchase 400,000 shares of pour common stock at an exercise price of $1.38 per share. Mr. Bystedt paid $16,325 for the warrant. The warrant vested on the date of purchase.

(7)
On January 28, 2011, Mr. Bystedt resigned his position as CEO and Mr. Eriksson was appointed CEO of the company. Mr. Bystedt remains Chairman of the Board of Directors and Mr. Eriksson remains as a member of the Board of Directors

Employment Agreements and Change of Control Arrangements.

David W. Brunton

Change in Control Termination.

If Mr. Brunton’s employment terminates due to a Change in Control Termination, Mr. Brunton will be entitled to receive the following benefits:

1.
Salary Continuation.  Mr. Brunton shall receive an amount equal to six (6) months of Base Salary ($13,000 per month). Such amount shall be paid in equal monthly installments over the six (6) months following Change in Control Termination and shall be subject to all required tax withholding.

2.
Bonus Payment.  Within fifteen (15) days following the last day of the fiscal quarter during which Change in Control Termination occurs Mr. Brunton shall receive the pro-rata share of any bonus to which he would have been entitled had his employment with the Company continued.  The bonus amount paid will be the product of the bonus percentage of Base Salary derived per his bonus plan multiplied by his Base Salary from the beginning of the Fiscal Year through the date of his Involuntary Termination Without Cause.  Such payment shall be subject to all required tax withholding.

3.
Acceleration of Option Vesting.  Effective as of the date of Change in Control Termination, Mr. Brunton shall be credited with full vesting under all options to purchase the Company’s Common Stock that he holds on such date.

Thomas Eriksson

Change in Control Termination.

If Mr. Eriksson’s employment terminates due to a Change in Control Termination, Mr. Eriksson will be entitled to receive the following benefits:

1.
Salary Continuation.  Mr. Eriksson shall receive an amount equal to six (6) months of Base Salary (125,000 SEK per month). Such amount shall be paid in equal monthly installments over the six (6) months following Change in Control Termination and shall be subject to all required tax withholding.

Compensation of Directors

For the period January 1, 2010 through June 30, 2010, each non-employee director of the Company received an annual retainer of $12,000, payable monthly in arrears.   Beginning July 1, 2010, the annual retainer for each non-employee director of the Company was increased to $24,000 per calendar year. The Chairman of the Board was entitled to receive an annual retainer of $30,000, payable monthly in arrears.  However, neither Mr. Bystedt nor Mr. Eriksson received any fees for serving on the Company’s Board of Directors.  No director is entitled to receive a per-meeting fee. The members of the Board are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy. While the Directors earned fees in 2010, the Directors have not been paid their fees for the months of January through December 2010, except Mr. Reardon who was paid a total of $45,000, of which $18,000 was for fees earned in 2010 and $27,000 was for fees earned in prior years that had accrued.

Effective January 2, 2008, on January 2 of each year (or the next business day if that date is a legal holiday), each non-employee director is automatically granted an additional option to purchase 1,600 shares of common stock of the Company. However, the Company did not grant the non-employee directors any stock options on January 2, 2009 or January 2, 2010. The exercise price of options granted is 100% of the fair market value of the common stock subject to the option on the date of the option grant.  Options granted to Directors may not be exercised until the date upon which the optionee (or the affiliate of the optionee) has provided one year of continuous service as a non-employee director following the date of grant of such option, at which point 100% of the option becomes exercisable.  The options will fully vest upon a change of control, unless the acquiring company assumes the options or substitutes similar options.  The term of options granted is 10 years.

As of the date of this Form 10-K, no options granted to directors had been exercised.

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended December 31, 2010:

Director Compensation

Name(a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option or Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John Reardon (c)	$18,000	-	$110,000	-	-	-	$128,000

(a)
All compensation paid to Per Bystedt and Thomas Eriksson is disclosed in the footnotes to the Summary Compensation Table.  Neither Mr. Bystedt nor Mr. Eriksson received any fees for serving on the Company’s Board of Directors.

(b)
Amounts are calculated as of the grant date of the option or warrant award in accordance with the provisions of applicable Accounting Standards. Please see Note 14. “Stock Based Compensation” in the Notes to the consolidated financial statements  as filed on Neonode Inc.’s annual report Form 10-K for the valuation assumptions made in the Black-Scholes option pricing used to calculate fair value of the option or warrant awards.

(c)
On October 15, 2010, Mr. Reardon was granted a warrant to purchase 80,000 shares of our common stock at an exercise price of $1.38 per share.  The warrant vested on the date of grant. Mr. Reardon holds 9,204 stock options to purchase our Common Stock with exercise prices ranging from $35.50 to $687.50 per share.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information regarding the estimated ownership of our common stock assuming conversion of all issued and outstanding Series A and Series B Preferred Stock by: (i) each director; (ii) each of our “named executive officers,” as defined in Item 402 under Regulation S-K promulgated by the Securities and Exchange Commission; (iii) all executive officers and directors of Neonode as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.  Unless otherwise indicated, the address for each of the persons and entities set forth below is c/o Neonode Inc. – Linnegatan 89, SE 115 23, Stockholm, Sweden.

Percentage ownership is based on 32,496,257 shares, the estimated number of shares of common stock outstanding after the conversion of the Series A and B Preferred Stock at the increased conversion rates and the conversion of the outstanding warrants and convertible debt.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total

Per Bystedt (2)(3)(4) CEO and Director	4,608,765	14.18%

Thomas Eriksson (5)	3,199,730	9.85%
CEO Neonode Technologies AB and Director

Magnus Goertz	2,830,368	8.71%
Founder

Mats Dahlin (6)	1,057,345	3.25%
Director of Neonode Technologies AB

David Brunton (2)(7)(8) CFO	622,378	1.92%

John Reardon (2)(7)(8) Director	292,313	0.90%

All executive officers and directors as a group (6 persons) (2)	12,610,899	38.81%

(1)
This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Includes, 1,600, 9,000 and 9,204 shares of common stock that Messrs. Bystedt, Brunton and Reardon, respectively, have the right to acquire within 60 days after the date of this table under outstanding stock options.

(3)
Includes 3,333,095 shares of common stock, warrants to purchase 227,654 shares of common stock at an exercise price of $1.38 per share, and $227,661 of convertible debt that can be converted into 455,323 shares of common stock that is held by Iwo Jima SARL. Iwo Jima SARL may be deemed an affiliate of Mr. Bystedt.

(4)
Includes 67,773 shares of common stock, warrants to purchase 387,773 shares of common stock at an exercise price of $1.38 per share, and $67,773 of convertible debt that can be converted into 135,226 shares of common stock that is held by Mr. Bystedt.

(5)	Includes warrants to purchase 400,000 shares of common stock at an exercise price of $1.38 per share held by Mr. Eriksson.

(6)
Includes 315,724 shares of common stock, warrants to purchase 260,171 shares of common stock at an exercise price of $1.38 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, and $215,724 of convertible debt that can be converted into 431,449 shares of common stock that is held by Davisa Ltd. Davisa Ltd may be deemed an affiliate of Mr. Dahlin.

(7)	Includes 160,000 and 200,000 warrants to purchase shares of common stock at an exercise price of $0.50 per share held by Messrs. Brunton and Reardon, respectively.

(8)	Includes 160,000 and 80,000 warrants to purchase shares of common stock at an exercise price of $1.38 per share held by Messrs. Brunton and Reardon, respectively.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans and warrants approved by security holders	2,766,611	$2.00	6,303
Equity compensation plans and warrants not approved by security holders	2,392,682	$1.25	3,192

Total	5,159,293	$1.75	9,495

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2010:

Plan	Options Outstanding	Available for Issue	Outstanding Options Vested
1996 Plan	1,000	---	1,000
1998 Plan (1)	1,120	---	1,120
Neonode Plan (2)	7,064	---	7,064
2006 Plan	9,000	6,303	7,800
Director Plan	1,620	---	1,620

Total	19,804	6,303	18,604

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Per Bystedt

Mr. Per Bystedt, our Chairman of the Board of Directors, is personally involved in our refinancing and capital raising activities.  Mr. Bystedt is the beneficial holder of approximately 4.6  million shares of our common stock, or approximately 14.18%, of the Company’s outstanding shares of common stock, as of December 31, 2010 on a fully diluted basis, and is the beneficial owner of Iwo Jima SARL.

Iwo Jima SARL invested $100,000 in the Company’s December 2008 financing transaction and received 400 shares of our Series A Preferred stock that was exchanged for 192,252 shares of our Common Stock. Iwo Jima SARL also surrendered warrants in exchange for 289 shares of Series B Preferred Stock. The Series B Preferred stock was exchanged for 38,094 shares of our Common Stock.  Iwo Jima SARL was one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement on December 29, 2008. Iwo Jima SARL received 6,072 shares of our Series A Preferred Stock that was exchanged for 2,916,276 shares of our common Stock. On November 6, 2009, Iwo Jima SARL transferred 160,000 shares of our Common Stock to certain employees of the Company.

On September 15, 2009, Iwo Jima SARL purchased $64,000 in convertible notes that may be converted, at the option of Iwo Jima SARL, into 128,618 shares of our Common Stock and also received a warrant that was exercisable into 64,309 share of our Common Stock at a conversion price of $1.00 per share. On September 15, 2009, Mr. Bystedt directly purchased $51,000 in convertible notes that may be converted, at the option of Mr. Bystedt, into 102,766 shares of our Common Stock and also received a warrant that was exercisable into 51,383 shares of our Common Stock at a conversion price of $1.00 per share.  Mr. Bystedt holds 1,600 employee stock options to purchase our common stock at $86.25 per share.

On January 1, 2009, Mr. Bystedt, through his company, Iwo Jima SARL, entered into a consulting agreement with us whereby he has earned a total of $211,000 and $237,000 for his services as the CEO of Neonode, Inc. for the years ended December 2009 and 2010, respectively. Iwo Jima SARL converted $163,000 of amounts owed to it for Mr. Bystedt’s consulting services as of December 31, 2009 into convertible notes that may be converted into 326,705 shares of our common stock at a conversion price of $0.50 per share and also received a warrant that was exercisable into 163,353 shares of our common stock at a conversion price of $1.00 per share. We also paid Mr. Bystedt a bonus totaling $29,000 in the year ended December 31, 2010.

Iwo Jima Sarl invested a total of $180,000 of the $987,000 raised in the 2009 private placement financing transaction. Iwo Jima Sarl received a total of 179,743 warrants to purchase our common stock and the convertible notes can be converted into a total of 359,485 shares of our common stock. We are not obligated to register the common stock related to the convertible debt or the warrants.

On January 18, 2010, Mr. Bystedt purchased $16,000 of convertible notes that may be converted into 32,780 shares of our common stock and also received a warrant that was exercisable into 16,790 shares of our common stock at a conversion price of $1.00 per share.

On October 14, 2010, Mr. Bystedt and Iwo Jima Sarl invested a total of $258,505 of the $2,384,554 raised in the October 2010 private placement financing transaction. Mr. Bystedt exercised 295,435 warrants that were previously issued at an exercise price of $1.00 per share at a reduced exercise price of $0.88 per share and received 295,435 shares of our common stock. Mr. Bystedt and Iwo Jima Sarl, received a total of 7,385,857 replacement warrants to purchase our common stock at an exercise price of $1.38 per share. Mr. Bystedt also agreed to extend the due date on $295,434 of convertible debt held by him and a company controlled by him from December 31, 2010 to June 30, 2011.

On October 15, 2010, we sold to Mr. Bystedt a warrant to purchase 320,000 shares of our common stock at an exercise price of $1.38 per share. Mr. Bystedt purchased the warrant for $13,060. The fair value of the warrant is $440,000 on the date of issuance and was recorded as compensation expense in the year ended December 31, 2010. The warrants were valued using the Black-Scholes option pricing model.

Effective as of January 28, 2011, Mr. Bystedt entered into a new consulting agreement with us pursuant to which he will be paid an annual chairmanship fee of $48,000, payable monthly in arrears, for serving as Chairman of the Board of Directors, and an annual services fee of $100,000, payable monthly in arrears, for providing business consulting services to us.  This new consulting agreement replaced and superseded both the employment agreement entered into between Neonode Technologies AB and Per Bystedt, dated 29 December 2008, and the consulting agreement entered into between the Company and Iwo Jima SARL, dated January 1, 2009.

               Thomas Eriksson

Mr. Thomas Eriksson, our Chief Executive Officer and a member of our Board, is the beneficial holder of approximately 2.8 million shares of our common stock and warrants to purchase 10 million shares of common stock, or approximately 9.85% of our outstanding shares of common stock as of December 31, 2010 on a fully diluted basis, and is the beneficial owner of Wirelesstoys AB, which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Wirelesstoys AB received 6,072 shares of our Series A Preferred Stock, which shares have since been exchanged for 2,916,276 shares of our common Stock.

On November 6, 2009, Wirelesstoys AB transferred 160,000 shares of our Common Stock to certain employees of the Company.

On January 1, 2009, Mr. Eriksson, through his company, Wirelesstoys AB, entered into a consulting agreement with us whereby he has earned a total of $111,000 for the period January 1, 2010 through June 30, 2010 for his services as the CEO of Neonode Technologies AB.  Mr. Eriksson was hired as an employee on July 1, 2010 and earned $104,000 for the period July 1, 2010 through December 31, 2010. During the year ended December 31, 2010, we paid $125,000 owed to Wirelesstoys AB that was earned during year ended December 31, 2009. We also paid Mr. Ericsson a bonus totaling $36,000 and apartment rent totaling $12,000 during the year ended December 31, 2010.

On October 15, 2010, we sold to Mr. Eriksson a warrant to purchase 400,000 shares of our common stock at an exercise price of $1.38 per share. Mr. Eriksson purchased the warrant for $16,325. The fair value of the warrant is $550,000 on the date of issuance and was recorded as compensation expense in the year ended December 31, 2010. The warrants were valued using the Black-Scholes option pricing model.

On October 1, 2010, the Company rented an apartment for Mr. Eriksson for six months at a cost of 30,000 SEK per month.

    Magnus Goertz

Mr. Magnus Goertz, one of our founders, is the beneficial holder of approximately 2.8 million shares of our common stock, or approximately 8.71% of our outstanding shares of common stock as of December 31, 2010 on a fully diluted basis, and is the beneficial owner of Athemis Ltd., which company is one of the three Neonode Technologies AB Stockholders which participated in the share exchange transaction with the Company pursuant to the Share Exchange Agreement.

As part of the share exchange transaction, Athemis Ltd. received 6,072 shares of our Series A Preferred Stock, which shares have since been exchanged for 2,916,276 shares of our common Stock.

On November 6, 2009, Athemis Ltd. transferred 160,000 shares of our common stock to certain employees of the Company.

On January 1, 2009, Mr. Goertz, through his company, Rector AB, entered into a consulting agreement with us whereby he has earned a total of $151,000 per year for his services as an engineer. We paid $88,000 and $64,000 of the amount owed to Rector AB during the year ended December 31, 2010 and 2009, respectively.   The cumulative unpaid balance of $147,000 is included in our accrued expenses at December 31, 2009.

    Mats Dahlin

Mr. Mats Dahlin, a member of the Board of Directors of our wholly owned subsidiary, Neonode Technologies AB, is the beneficial owner of Davisa Ltd. As of December 31, 2010, Mr. Dahlin is the beneficial owner of approximately 1.1 million shares of our common stock or approximately 3.26% of our outstanding shares of common stock on a fully diluted basis.

On October 9, 2009 and December 15, 2009, Davisa Ltd. purchased a total of $50,000 in convertible notes that may be converted, at the option of Davisa Ltd., into 99,301 shares of our common stock and also received warrants that were exercisable into 49,651 shares of our common stock at a conversion price of $1.00 per share (see below).  On August 25, 2009, Davisa Ltd. was granted a warrant to purchase 186,400 shares of our common stock at an exercise price of $0.50 per share in consideration for Mr. Dahlin’s services as a Board member and advisor to the Company.  In June 2009, Mr. Dahlin, through his company, Davisa Ltd., entered into a consulting agreement with us whereby he earned a total of $28,000 for his services for the year ended December 31, 2010.  In lieu of a cash payment, on December 15, 2009, we converted the $28,000 to a convertible note and a warrant under the same terms and conditions as the September 2009 convertible debt financing transaction. Davisa Ltd. received a total of $28,000 in convertible notes that may be converted, at the option of Davisa Ltd., into 56,000 shares of our common stock and also received warrants that were exercisable into 28,000 shares of our common stock at a conversion price of $1.00 per share.

On March 21, 2010, we issued 35,000 shares of our common stock and a warrant to purchase 35,000 of our common stock an exercise price of $1.00 per share to Davisa Ltd. for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction. On February 18, 2010, Davisa Ltd. purchased a total of $138,000 convertible notes that may be converted, at the option of Davisa Ltd., into 276,148 shares of our common stock and also received warrants that were exercisable into 138,074 shares of our common stock at a conversion price of $1.00 per share.

On September 27, 2010, we issued 15,000 shares of our common stock and a warrant to purchase 15,000 of our common stock an exercise price of $1.00 per share valued at $26,000 to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2010 financing transaction.

On November 17, 2010, Davisa Ltd. invested a total of $161,000 in cash and converted $28,000 in consulting fees payable by us pursuant to the warrant repricing agreement and received a total of 215,725 shares of our common stock and 215,725 replacement warrants to purchase our common stock.

Independence of the Board of Directors

The Board affirmatively determined that as of December 31, 2010, only John Reardon is an independent director within the meaning of the applicable NASDAQ listing standards. The Board has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. John Reardon is the sole independent director committee member, and has been joined on each of the Board’s committee by Per Bystedt and Thomas Eriksson.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board has selected KMJ Corbin & Company LLP as our independent auditors for the fiscal years ended December 31, 2010 and 2009.

Independent Auditors’ Fees

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2010 and 2009, by KMJ Corbin & Company LLP, our principal accountant for 2010 and 2009.

	Fiscal Year Ended (in thousands)
	2010	2009
Audit Fees	$239	$13
Audit-related Fees(1)	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
Total Fees	$239	$13

(1)	Fees paid for registration, proxy and review of other regulatory filings.
(2)	Fees paid for preparation and filing of our federal and state income tax returns.

All  fees described above were pre-approved by the Audit Committee. The Audit Committee has determined that the rendering of the foregoing services separate from the audit services by KMJ Corbin & Company LLP are compatible with maintaining the principal accountant’s independence.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this report.

Financial Statement Schedule

Not Applicable

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

3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).
3.1.1	Certificate of Amendment, dated December 13, 2010 (filed herewith)
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011)

3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference as Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 )
4.1
Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 (incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008 )

4.2	Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009
10.1	1998 Non-Officer Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 of our Registration Statement on Form S-8 (333-63228) filed on June 18, 2001 )+
10.2
2001 Non-Employee Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, as filed on January 27, 2003 )+

10.3	Director and Officer Bonus Plan, dated September 21, 2006 ( incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 26, 2006 )+
10.4
Executive Severance Benefits Agreement with David W. Brunton, dated April 12, 2004 (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the period ended January 31, 2005, as filed on March 2, 2005 )+

10.5	Employment Agreement with Per Bystedt (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on April 15, 2009) +
10.6	Employment Agreement with Thomas Eriksson (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on April 15, 2009) +
10.7	Employment Agreement with Magnus Goertz (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on April 15, 2009) +
10.8	Convertible Note Agreement, dated September 9, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September14, 2009 )
10.9	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 14, 2009 )
10.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 14, 2009 )
10.11	Convertible Note Agreement, dated January 18, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2010 )
10.12	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 23, 2010 )
10.13	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 23, 2010 )
10.14	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 18, 2010 )
10.15	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 18, 2010 )
10.16	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 18, 2010 )
10.17	Consulting Agreement with Per Bystedt, dated January 28, 2011 (filed herewith) +
10.18	Form of Convertible Loan Agreement for the March 2011 Financing (filed herewith)
10.19	Form of Convertible Promissory Note for the March 2011 Financing (filed herewith)
10.20	Form of Common Stock Purchase Warrant for the March 2011 Financing (filed herewith)
21	Subsidiaries of the registrant
23.1	Consent of independent registered public accounting firm (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)
Date: March 31, 2011	By:	/s/ David W. Brunton
David W. Brunton Chief Financial Officer, Vice President, Finance and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant constitutes and appoints, jointly and severally, Thomas Eriksson and David W. Brunton, and each of them, as lawful attorneys-in-fact and agents for the undersigned and for each of them, each with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or any of them, or any of their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Thomas Eriksson	Chief Executive Officer,	March 31, 2011
Thomas Eriksson Per Bystedt	and Director
(Principal Executive Officer)

/s/ David W. Brunton	Chief Financial Officer, Vice President, Finance	March 31, 2011
David W. Brunton	and Secretary
(Principal Financial and Accounting Officer)
/s/ John Reardon	Director	March 31, 2011
John Reardon

/s/ Per Bystedt	Director and Chairman of the Board	March 31, 2011
Per Bystedt