Form 10-Q
period 2011-03-31
Neonode, Inc
filed 2011-05-16
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
_________________________________________________
(Address of principal executive offices and zip code)

Sweden + 46 8 667 17 17
USA + 1 925 768 0620
__________________________________________
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

The number of shares of the registrant’s common stock outstanding as of May 15, 2011, was 27,694,813.
The number of shares of the registrant’s Series A Preferred stock outstanding as of May 15, 2011 was 83.
The number of shares of the registrant’s Series B Preferred stock outstanding as of May 15, 2011 was 114.

              Neonode Inc. affected a 25-to-1 reverse stock split on the opening of business on March 28, 2011. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted  to reflect the effects of the reverse stock split.

NEONODE INC.

INDEX TO MARCH 31, 2011 FORM 10-Q
PART I                      Financial Information

PART I.                    Financial Information

Item 1.                      Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited )	(Audited )
Current assets:
Cash	$3,821	$911
Accounts receivable	100	151
Debt issuance costs, net	35	4
Prepaid expenses and other current assets	131	161
Total current assets	4,087	1,227

Property and equipment, net	39	24
Total assets	$4,126	$1.251

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$126	$442
Accrued expenses	649	643
Deferred revenue	155	540
Convertible debt, net of discounts	162	2,772
Embedded derivatives of convertible debt and warrants	5,703	6,718
Total current liabilities	6,795	11,115

Total liabilities	6,795	11,115

Commitments and contingencies	(Note 7 )

Stockholders' deficit:
Series A Preferred stock, 889,081 shares authorized with par value $0.001 per share; 83 and 166 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Series B Preferred stock, 108,850 shares authorized with par value $0.001 per share; 114 and 141 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Common stock, 848,000,000 shares authorized with par value $0.001per share; 27,637,963 and 21,816,602 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	28	22
Additional paid-in capital	119,231	102,360
Accumulated other comprehensive loss	(24)	(63)
Accumulated deficit	(121,904)	(112,183)
Total stockholders' deficit	(2,669)	(9,864)
Total liabilities and stockholders' deficit	$4,126	$1,251

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts) (Unaudited)

	Three months ended March 31,
	2011	2010

Net revenues	$539	$146
Cost of revenues	155	62
Gross margin	384	84

Operating expenses:
Product research and development	276	410
Sales and marketing	352	31
General and administrative	864	340
Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB (formerly Cypressen AB)	—	1,584

Total operating expenses	1,492	2,365

Operating loss	(1,108)	(2,281)

Other income (expense), net:
Interest expense	(54)	(28)
Non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants	(8,554)	65

Total other income (expense), net	(8,608)	37

Loss before provision for income taxes	(9,716)	(2,244)

Provision for income taxes	5	—

Net loss	(9,721)	(2,244)

Foreign currency translation gain (loss)	(39)	5

Comprehensive loss	$(9,760)	$(2,239)

Loss per common share:
Basic and diluted loss per share	$(0.43)	$(0.13)

Basic and diluted – weighted average shares used in per share computations	22,406	16,751

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(9,721)	$(2,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	289	1,619
Depreciation and amortization	4	2
Debt discounts, deferred financing fees and the valuation of conversion features and warrants	8,554	(65)

Changes in operating assets and liabilities:
Accounts receivable	56	(86)
Prepaid expenses and other current assets	38	(66)
Accounts payable and accrued expenses	(220)	195
Deferred revenue	(385)	—
Net cash used in operating activities	(1,385)	(645)

Cash flows from investing activities:
Purchase of property and equipment	(16)	(4)
Net cash used in investing activities	(16)	(4)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	3,737	1,040
Proceeds from warrant exercises	515	—
Net cash provided by financing activities	4,252	1,040

Effect of exchange rate changes on cash	59	7

Net increase in cash	2,910	398

Cash at beginning of period	911	28
Cash at end of period	$3,821	$426

Supplemental disclosure of cash flow information:
Interest paid	$—	$3
Income taxes paid	$4	$—

Supplemental disclosure of non-cash transactions:

Fair value of shares of common stock and warrants issued to brokers in connection with financing, recorded as debt issuance costs	$—	$52
Debt discount recorded as part of convertible debt financing Transactions including warrants issued	$3,737	$1,203
Accounts payable converted in 2010 convertible debt offering	$—	$163
Exchange of preferred stock for common stock	$—	$178
Debt issuance costs related to 2011 financing	$35	$—
Accrued expenses converted to common stock	$120	$—
Conversion of debt and accrued interest to common stock	$2,650	$—
Reduction of derivative liabilities upon conversion of debt	$12,489	$—

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of expected results for the full 2011 fiscal year.

        The accompanying consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2010.

Operations

Neonode Inc., “we”, “us”, “our”, the “Company”,  provide optical infrared touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical infrared touchscreen technology, zForce®. Our patented zForce® technology offers a number of benefits compared to other touch screen technologies currently on the market. Our optical infrared technology offers clients lower cost and more functional alternatives to other touch screen technologies. zForce® also consumes less power than our competitor's solutions, is able to function in a wide temperature range, requires no screen overlay and thus offers a much clearer picture while at the same time accommodating multi-touch functionality. zForce® combines full finger touch capabilities and high resolution pen support in the same solution.

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

On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provides that each twenty-five (25) outstanding shares of the Corporation’s common stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of common stock, and each twenty-five (25) outstanding shares of the Corporation’s preferred stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of preferred stock. The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Quarterly Report on Form 10-Q.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2011, we had an accumulated deficit of approximately $122 million and a working capital  (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) of approximately $3.0 million. In addition, for the three months ended March 31, 2011, we used cash in operating activities of approximately $1.4 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the three months ended March 31, 2011, we completed a private placement of convertible notes and stock purchase warrants and some of our existing warrant holders exercised outstanding stock purchase warrants raising a total of  $4.3 million in cash (see Note 3).

Our success is dependent on our obtaining sufficient capital or operating cash flows to fund our operations and the development of our technology and on our bringing such technology to the worldwide market. To achieve our objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. The consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectibility of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, the fair value of embedded derivatives,  and the fair value of securities, such as options and warrants issued for stock-based compensation and in certain financing transactions.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date.  If in the future the Company purchases cash equivalents, the Company will consider all highly liquid investments with original maturities of three months of less to be cash equivalents.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible notes payable . Debt issuance costs are amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at March 31, 2011 or December 31, 2010.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from three to five years as follows:

Computer equipment	3 years
Furniture and fixtures	5 years

Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset or the term of the lease, whichever is shorter.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At March 31, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the period ended March 31, 2011, we had approximately $65,000 related foreign currency transaction losses. For the period ended March 31, 2010, we had no foreign currency transaction gains or losses.

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

Our accounts receivable as of March 31, 2011 was earned from six customers, two of which represented more than 10% of our accounts receivable balance. Our net revenues for the three months  ended March 31, 2011 was earned from two customers, one of which accounted for approximately 97% of our net revenues for the three months ended March 31, 2011. Our customers are located in the US, Europe and Asia.

Our accounts receivable as of December 31, 2010 was due from five customers, three of which represented more than 10% of our accounts receivable balance. Our net revenues for the three months ended March 31, 2010 was earned from two customers, one of which accounted for approximately 93% of our net revenues for the three months ended March 31, 2010. Our customers are located in the US, Europe and Asia.

Cash balances are maintained at various banks in the US and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of March 31, 2011, the Company has $2.3 million in excess of the insurance limits. The Swedish government deposit insurance covers 100% of a customer’s cash deposits at a bank or securities company.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our product development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as deemed appropriate.

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

On January 1, 2011, we adopted new authoritative guidance on a prospective basis for revenue arrangements containing multiple deliverables. This guidance requires us to allocate revenues to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).
When a sale involves multiple elements, we will allocate the entire fee from the arrangement to each respective element based on VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. We have established VSOE for our software licenses based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts. Maintenance service revenue is recognized on a straight-line basis over the support period.

We have not yet demonstrated VSOE for the professional services that are rendered in conjunction with our software license sales. In accordance with the hierarchy we would attempt to establish the selling price of professional services using TPE. Our product contains significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. We are typically not able to obtain TPE for professional services.

When we are unable to establish selling prices using VSOE or TPE, we use BESP. The objective of BESP is to determine the price at which we would transact a sale if professional services were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for highly customized offerings.

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

The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the quarters ended March 31, 2011 and 2010 amounted to approximately $45,000 and $8,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2011 and December 31, 2010. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period. As of March 31, 2011 and December 31, 2010, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for periods ended March 31, 2011 and 2010 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Loss

Our comprehensive loss includes cumulative foreign currency translation gains and losses which are reflected as a separate component in stockholders’ deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.50 and 7.19 Swedish Krona to one U.S. Dollar for the periods ended March 31, 2011 and 2010, respectively. The exchange rate for the consolidated balance sheets was 6.4 and 6.78  Swedish Krona to one U.S. Dollar as of March 31, 2011 and December 31, 2010, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, payables, accrued expenses, derivative liabilities and current portions of long-term debt are deemed to approximate fair value due to their short maturities. The carrying amounts of long-term debt cannot be reasonably determined since no quoted market prices exist for these instruments and quoted prices for similar instruments cannot be located (see Note 5).

New Accounting Pronouncements

          In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605, Revenue Recognition, which describes the accounting for multiple-element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company adopted ASU 2009-13 on January 1, 2011 and determined that the adoption of this guidance did not have a material effect on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver product’s essential functionality from scope of ASC Topic 985, Software, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company adopted ASU 2009-14 on January 1, 2011 and determined that the adoption of this guidance did not have a material effect on our consolidated financial statements.

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

 On June 18, 2010, we signed a technology license agreement with Sony Corporation related to our touchscreen technology for a series of eReaders. In conjunction with the signing of this technology license agreement, Sony Corporation issued an initial purchase order for $475,000 of touchscreen licenses. We deferred the technology license fee revenue from this agreement until the warranty period expired. In the three months ended March 31, 2011, we recognized the $475,000 deferred revenue from this license agreement.

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

On January 4, 2011, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of eReaders. In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $65,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by September 30, 2011.

On March 4, 2011, we signed a technology license agreement with an OEM related to our touchscreen technology for a series of eReaders. In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $25,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by December 31, 2011.

3.  Convertible Debt

Our convertible debt consists of the following (in thousands):

	March 31, December 31,
	2011	2010
Senior Convertible Secured Notes - 2011	$3,737	$--
Senior Convertible Secured Notes - 2010	100	1,750
Senior Convertible Secured Notes - 2009	25	937
Senior Convertible Secured Notes - 2007	37	85
Total	3,899	2,772

Less: unamortized debt discounts	(3,737)	--

Total convertible debt, net of unamortized debt discount	162	--

Less: short-term convertible debt	(162)	(2,772)

Long-term convertible debt	$--	$--

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturities of Notes Payable
2011	$162
2012	--
2013	--
2014	3,737
Total principal payments	$3,899

 Senior Convertible Secured Notes- 2007

At March 31, 2011 and December 31, 2010, we had $ 37,000 and $85,000, respectively, of convertible promissory notes (“Senior Convertible Secured Notes-2007”) bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at an original conversion price of $87.50 per share. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as debt extinguishment accounting under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. We entered into a debt-for-equity repayment plan whereby we are retiring the convertible promissory notes in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes have the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock is greater than $2.50 per share for five consecutive days.

During the three months March 31, 2011, we issued the note holders 24,720 shares of our common stock pursuant to the debt-for-equity repayment plan. We recorded $47,386 of note principal reduction and $948 interest payment and issued 24,720 shares of our common stock to the note holders.

September 2009 Senior Convertible Secured Notes Financing transaction

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that were converted, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share (the “Convertible Notes - 2009”).  The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue common stock or convertible notes at a lower conversion price than $0.50 per share during the period that the notes are outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 have been extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary of the date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. During the three months ended March 31, 2011, we issued 1,851,486 shares of our common stock to holders of Convertible Notes – 2009 who converted principal of $912,036 and $13,707 of related accrued interest. As a result of the conversions during the three months ended March 31, 2011, the Company reclassified $4.5 million of related derivative liabilities to additional paid-in capital. After the conversion, we have $25,000 of Convertible Notes – 2009 outstanding at March 31, 2011.

The embedded conversion feature of the Convertible Notes – 2009 meets the definition of a derivative financial instrument and is classified as a liability in accordance with relevant accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features are revalued on each balance sheet date and marked-to-market with the change recorded to non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss. As of March 31, 2011, the fair value of the remaining embedded conversion features is $142,000 and is included as a component of embedded derivatives of convertible debt and warrants on the accompanying condensed consolidated balance sheet. The Company recorded a loss of $2.3 million due to the change in the fair value of the embedded conversion features of these Convertible Notes – 2009 during the three months ended March 31, 2011.

During the three months ended March 31, 2011 and 2010, we recorded a total of $15,000 and $17,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2009.

Senior Convertible Secured Notes- 2010

During the period from January through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that were convertible, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share and we issued 1,760,712 stock purchase warrants that had an exercise price of $1.00 per share. The convertible note holders have the right to have the conversion price adjusted to equal the lower stock price if we issue stock or convertible notes at a lower conversion price than $0.50 during the period that the notes are outstanding. These convertible notes were originally due on December 31, 2010 and have been extended to June 30, 2011(see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bear an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes are outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. During the three months ended March 31, 2011 we issued 3,351,180 shares of our common stock to holders of Convertible Notes – 2010 who converted principal of $1.7 million and $25,400 of related accrued interest. As a result of the conversions during the three months ended March 31, 2011, the Company reclassified $8.0 million of related derivative liabilities to additional paid-in capital. After the conversion, we have $100,000 of Convertible Notes – 2010 outstanding at March 31, 2011.

During the three months ended March 31, 2011 and 2010, we recorded a total of $28,000 and $11,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2010.

The embedded conversion feature of the convertible debt issued in the 2010 convertible debt financing transaction meets the definition of a derivative financial instrument and is classified as a liability in accordance with accounting guidance. The note holders have the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes are protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into is not fixed. The embedded conversion features will be revalued on each balance sheet date and marked to market with the increase or decrease in fair value to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. As of March 31, 2011, the fair value of the remaining embedded conversion features is $570,000 and is included as a component of embedded derivatives of convertible debt and warrants on the accompanying condensed consolidated balance sheet. The Company recorded a loss of $4.2 million due to the change in the fair value of the embedded conversion feature of these Convertible Notes – 2010 during the three months ended March 31, 2011.

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

Senior Convertible Secured Notes- 2011

In March 2011, we received $3.7 million in cash proceeds and commitments for an additional $491,000 related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that mature on March 1, 2014, and that can be converted at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The Company received the $491,000 in cash proceeds related to the unpaid commitments in April and May 2011. The notes will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the note due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by the Company by the due date, and the investor has not previously converted the note, the investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

In addition,   during the three months ended March 31, 2011 the Company issued 373,730 new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that is equal  to twenty-five percent (25%) of the investor’s note to the Company.  The Company issued an additional 49,100 warrants in April 2011 related to the collection of the payment of the $491,000 unpaid commitments . The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

In connection with the March 2011 financing transaction the Company valued the warrants issued to the convertible note holders on a relative fair value basis using the Black-Scholes option pricing model, totaling $813,000. This relative fair value of the warrants was recorded as a debt discount. The embedded conversion feature to the notes has been determined to meet the definition of a derivative liability and as of the date of issuance was valued at $4.1 million. In accordance with relevant accounting guidance, the Company recorded an additional debt discount ($2.9 million) up to the full amount of the notes, recorded the derivative liability for the embedded conversion feature at $4.1 million and recorded the fair value in excess of face amount of debt as interest expense on the issuance date of $1.2 million. The debt discount will be amortized using the effective interest method resulting in interest expense of $46, $8,086, $1.4 million and $2.4 million in 2011, 2012, 2013 and 2014, respectively. During the three months ended March 31, 2011 the amount of interest expense recorded related to the amortization of the debt discount was immaterial. As of March 31, 2011, the fair value of the embedded conversion feature was $5.0 million and as such, the Company recorded a loss on the change in fair value of the embedded conversion feature of $900,000, which is included in the accompanying consolidated condensed statement of operations and comprehensive loss as a component on non-cash items related to debt discounts, deferred financing fees and valuation of conversion features and warrants.

4.  Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2011, Series A Preferred stockholders exchanged 82.79 shares of Series A Preferred stock for 39,790 shares of our common stock, and Series B Preferred stockholders exchanged 25.79 shares of Series B Preferred stock for 5,255 shares of our common stock.

During the three months ended March 31, 2011, the Company issued a total of 5,227,386 shares of common stock as a result of the conversion of approximately $2.7 million of debt principal and accrued interest.

During the three months ended March 31, 2011, the Company received proceeds of approximately $515,000 from the exercise of 493,426 warrants to shares of common stock.

During the three months ended March 31, 2011, the Company issued 60,000 shares of common stock and issued a 3-year warrant to purchase 20,000 shares of common stock at an exercise price of $2.00 per share in satisfaction of certain accrued expenses totaling $120,000.

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

	Liquidation Preference.

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

	Voting.

The holders of shares of Series A Preferred stock and Series B Preferred stock shall have one vote for each share of Series A Preferred stock and Series B Preferred stock held by them.

	Conversion.

Initially, each share of Series A Preferred stock and each share of Series B Preferred stock was convertible into one share of our common stock.  Any modification to the conversion rate requires shareholder approval (see below). On March 31, 2009, our shareholders approved a resolution to increase the authorized share capital, and to increase the conversion ratio to 480.63 shares of common stock for each share of Series A Preferred stock and to 132.07 shares of our common stock for each shares of Series B Preferred stock, thus completing the restructuring begun in December 2008.

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of March 31, 2011.

	Shares of Preferred Stock Not Exchanged as of March 31, 2011	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2011

Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	114	132.07	15,056
Total Remaining Not Exchanged	197		54,948

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

Level 3: Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model using the following assumptions:

For the Three
Months Ended March 31, 2011

Annual dividend yield	--
Expected life (years)	0.25 – 5.0
Risk-free interest rate	0.08% - 1.27%
Expected volatility	110% - 224%

        The following table shows the classification of our liabilities that are subject to fair value measurements and the roll-forward of these liabilities for the three months ended March 31, 2011 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

December 31, 2010	6,718

Derivatives added in connection with issuance of convertible debt	4,097
Derivatives reclassified to equity	(12,489)
Net increase in fair value	7,377
March 31, 2011	$5,703

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

Stock Options

As of March 31, 2011, we had four equity incentive plans:
·	The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
·	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
·	The 2007 Neonode Stock Option Plan (the Neonode Plan), under which we will not grant any additional equity awards; and
·	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of March 31, 2011:
·	The 2001 Non-Employee Director Stock Option Plan (the Director Plan).
A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2011	19,804	$35.50 - $687.50	$102.75
Granted	---	---	---
Cancelled or expired	120	$687.50	$687.50
Exercised	---	---	---
Outstanding at March 31, 2011	19,684	$35.50 - $582.50	$99.07

The aggregate intrinsic value of the 19,684 stock options that are outstanding, vested and expected to vest at March 31, 2011 is $0.

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

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the three months ended March 31, 2011 and 2010.

Warrants

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the three months ended March 31, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price or $2.00 per share to our US based employee during the three months ended March 31, 2011. The warrants to purchase an aggregate of 100,000 shares of our common stock vested on the date of grant. The stock underlying the stock purchase warrants granted to employees and legal advisor has not been registered for resale. The vested warrants granted to employees and legal advisor have a fair value on the date of grant of $230,000 and is included in general and administrative expense for the three months ended March 31, 2011. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense reflects the fair value of the vested portion of options and warrants for the recipients at the date of issuance plus the amortization of the unvested portion of the stock options, and warrants. Employee and director stock-based compensation expense related to stock options and warrants and the amortization of the fair value of common stock in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2011	Remaining unamortized expense at March 31, 2011
Stock-based compensation	$1,619	$289	$203

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.6 years.

See Note 5 for assumptions used to value warrants and embedded conversion features during the three months ended March 31, 2011.

A summary of all warrant activity is set forth below:

	March 31, 2011
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2011	5,139,489	$0.57	3.56
Issued	720,443	$3.03	4.88
Expired/forfeited	--	--	--
Exercised	(493,426)	$1.04	3.63
Outstanding and exercisable, March 31, 2011	5,366,506	$1.53	3.18

In March  2011, the Company  issued 373,730 new five-year common stock purchase warrants, with an exercise price of 3.13 per share (see Note 3).

In March 2011, the Company entered into a warrant agreement with investors who participated in the Company’s 2009 and 2010 financing transactions and who had been issued common stock purchase warrants with exercise prices of $0.50 per share, $1.00 per share, and $1.38 per share (the “2009 and 2010 Warrants”). Pursuant to the warrant agreement, each warrant holder who exercised some or all of its outstanding 2009 and 2010 Warrants at the applicable exercise price ($0.50 per share, $1.00 per share, and/or $1.38 per share), received a number of March 2011 Warrants equal to fifty percent (50%) of the number of 2009 and 2010 Warrants exercised by such warrant holder. The warrant holders exercised an aggregate of 493,426 outstanding 2009 and 2010 Warrants, for an aggregate investment of $515,000 and received 493,426 shares of common stock and 246,713 new five-year common stock purchase warrants, with an exercise price of $3.13 per share.  The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of March 31, 2011:

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrant	9/26/2007	$31.75	233	9/26/2012
August 2009 Employee Warrants	8/25/2009	$0.50	440,000	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
May 2010 Broker Warrant	3/21/2010	$1.00	35,000	3/21/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
Broker Warrant for 2010 Debt	9/27/2010	$1.00	15,000	9/27/2013
September 2010 Repricing Warrant	9/28/2010	$1.38	25,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,434,830	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,440,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	4/9/2011	$3.13	620,443	4/9/2016
Total Warrants Outstanding			5,366,506

7.  Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2011 and December 31, 2010, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2011 and December 31, 2010, respectively.

8.  Net Loss Per Share

Basic net loss per common share for the three months ended March 31, 2011 and 2010 was computed by dividing the net loss attributable to common stockholders for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 19,700 and 19,900 outstanding stock options, 2.1 million and 9.0 million outstanding stock warrants under the treasury stock method, 55,000 and 1.4 million shares issuable upon conversion of preferred stock and 1.8 million and 2.4 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the periods ended March 31, 2011 and 2010, respectively, due to their anti-dilutive effect.

	Three Months ended
(in thousands, except per share amounts)	March 31,
	2011	2010
BASIC AND DILUTED

Weighted average number of common shares outstanding	22,406	16,751

Number of shares for computation of net loss per share	22,406	16,751

Net loss	$(9,721)	$(2,244)

Net loss per share - basic and diluted	$(0.43)	$(0.13)

9.  Segment Information

We have one reportable segment, as defined in accounting guidance.  All of our sales for the quarter ended March 31, 2011 were to customers located in the US, Europe and Asia.

10.   Related Party Transactions

Mr. Per Bystedt, our Chairman and former Chief Executive Officer, invested a total of $75,000 of the $4.2 million raised in March and April 2011 private placement financing transaction and received a convertible note that may be converted into 30,000 shares of our common stock and 7,500 March 2011 Warrants  to purchase our common stock at $3.13 per share.

On March 31, 2011, Mr. Bystedt and Iwo Jima SARL, a company controlled by Mr. Bystedt, converted $295,434 of  2009 and 2010 convertible notes that were due on June 30, 2010 plus $5,084 of accrued interest to 600,941 shares of our common stock.

 Employees and relatives of employees of the Company, other than Mr. Bystedt,  invested a total of $218,000 of the $4.2 million raised in the March and April 2011 private placement financing transaction and received convertible notes that may be converted into 87,364 shares of our common stock and a total of 8,735 March 2011 Warrants  to purchase our common stock at $3.13 per share.

Davisa Ltd, a company controlled by Mr. Mats Dahlin who is a member of the board of directors of our wholly owned subsidiary Neonode Technologies AB, participated in the March 2011 warrant exercise agreement and exercised 186,400 warrants with an exercise price of $0.50 per share for $93,200. Davisa Ltd. received 186,400 shares of our common stock and 93,200 March 2011 Warrants  to purchase our common stock at $3.13 per share.

On March 9, 2011, Davisa Ltd converted $215,724 of  2009 and 2010 convertible notes that were due on June 30, 2010 plus $2,811 of accrued interest to 437,070 shares of our common stock.

11.  Subsequent Events

In April and May 2011, we received a total of $491,000 in proceeds related to a private placement of convertible notes and stock purchase warrants (as described in Note 3), respectively, that can be converted at the holder’s option, into 196,400 shares of our common stock at a conversion price of $2.50 per share and 49,100 stock purchase warrants that have an exercise price of $3.13 per share.

On April 12, 2011, we signed a technology licensing agreement with ASUStek to integrate our zForce® touch screen technology into a series of products.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $60,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract by September 30, 2011.

On April 25, 2011, Davisa Ltd exercised warrants to purchase 50,000 shares of common stock and we waived the $1.00 exercise price and we issued 50,000 shares of our common stock to Davisa Ltd for services provided for the private placement of convertible note and warrant in the March 2011 financing transaction.

On April 26, 2011, we issued the note holders of the Senior Convertible Secured Notes-2007 6,850 shares of our common stock as the final payment pursuant to the debt-for-equity repayment plan  as discussed in Note 3 and retired the remaining note principal balance.

On April 28, 2011, we signed a technology licensing agreement with a global OEM to integrate our zForce® touch screen technology into a series of products.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Overview

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

On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provides that each twenty-five (25) outstanding shares of the Company’s common stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of common stock, and each twenty-five (25) outstanding shares of the Company’s preferred stock, par value $0.001 per share, will be exchanged and combined, automatically, without further action, into one (1) share of preferred stock. The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Quarterly Report on Form 10-Q.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of March 31, 2011, we had an accumulated deficit of $122 million and a working capital deficit (current assets less current liabilities, not including non-cash warrant liability) of $3.0 million. In addition, for the three months ended March 31, 2011, we used cash in operating activities of $1.4 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the three months ended March 31, 2011, we completed a private placement of convertible notes and stock purchase warrants totaling $3.7 million.  In addition, we received $515,000 in proceeds from the exercise of stock purchase warrants. In May 2011, we received the final proceeds under the  private placement  totaling $491,000.

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

In addition to the immediate risks relating to our ability to continue as a going concern and to obtain funding under the current market conditions, we are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Principal risks include risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three months ended March 31, 2011 and 2010,  and as of March 31, 2011 and December 31, 2010 include the accounts of Neonode Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We did not record an allowance for doubtful accounts at March 31, 2011 or December 31, 2010.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At March 31, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

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

On January 1, 2011, we adopted new authoritative guidance on a prospective basis for revenue arrangements containing multiple deliverables. This guidance requires us to allocate revenues to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).

When a sale involves multiple elements, we will allocate the entire fee from the arrangement to each respective element based on VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. We have established VSOE for our software licenses based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts. Maintenance service revenue is recognized on a straight-line basis over the support period.

We have not yet demonstrated VSOE for the professional services that are rendered in conjunction with our software license sales. In accordance with the hierarchy we would attempt to establish the selling price of professional services using TPE. Our product contains significant differentiation such that the comparable pricing of products with similar functionality cannot be obtained. We are typically not able to obtain TPE for professional services.

When we are unable to establish selling prices using VSOE or TPE, we use BESP. The objective of BESP is to determine the price at which we would transact a sale if professional services were sold on a stand-alone basis. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for highly customized offerings.

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

The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

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

Results of Operations

Net Revenues

Net revenue for the three months ended March 31, 2011 and 2010 was $539,000 and $146,000, respectively. Our net revenue for the three months ended March 31, 2011 included $521,000 from license fees related to the shipment of eReaders by Sony Corporation (Sony) plus $18,000 in fees for engineering design services related to our touch screen solution for another customer. Our net revenue for the three months ended March 31, 2010 included $100,000 in fees for engineering design services and $46,000 for the sale of components related to our touch screen solution to our customers.

On June 18, 2010, in conjunction with the signing of the technology license agreement with Sony, they issued an initial purchase order for $475,000 of touchscreen licenses. We recorded the $475,000 pre-payment as deferred revenue until the initial warranty period expired. Sony began shipping its first eReader product on September 1, 2010. During the three months ended March 31, 2011, we recognized the $475,000 of deferred revenue  related to the Sony initial purchase order plus $46,000 related to additional licenses purchased during the three months ended March 31, 2011.

As of March 31, 2011, we have signed six technology license agreements with global OEMs and customers. We signed two new license agreements with global OEMs subsequent to March 31, 2011. We are also developing prototype products and are engaged in product engineering design discussions with several global OEM and ODMs who are in the process of qualifying our touch screen technology for incorporation in various products such as digital picture frames, GPS devices, e-book readers, Touch PC, mobile phones and mobile internet devices. The development and product release cycle for these products will take six months.

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

Gross Margin

Gross margin was $384,000 and $84,000 for the three months ended March 31, 2011 and 2010, respectively. Our cost of revenues include the direct cost of production of the components plus the costs of engineering consultants to complete the engineering design contract.

Product Research and Development

Product research and development expenses for the three month period ending March 31, 2011 were $276,000 compared to $410,000 for the same period in 2010.  Factors that contributed to the decrease in R&D costs include an increase in the amount of time our engineering department spends  engaged in the customer specific activities. These costs related to customer specific activities are included in our cost of revenue. These costs increased to $156,000 for the three months ended March 31, 2011 compared to $62,000 for the same period in 2010.

Sales and Marketing

Sales and marketing expenses for the three month period ended March 31, 2011 were $352,000 compared to $31,000 for the same period in 2010. This increase in 2011 as compared to 2010 is primarily related to an increase in sales and marketing staff and travel related costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2011 were $864,000 compared to $340,000 for the same period in 2010. This increase in 2011 as compared to 2010 is primarily related to salary expense, expense for stock purchase warrants issued to employees and legal expenses related to patent filings, corporate and SEC compliance and customer contracts.

Interest Expense

Interest expense for the three month period ended March 31, 2011 was $54,000 as compared to $28,000 for the same period ended March 31, 2010. The increase is primarily due to an increase in the debt outstanding from $2.3 million at March 31, 2010 to $3.9 million at March 31, 2011.

Non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants

In connection with the March 2011 financing transaction the Company determined that the embedded conversion feature to the notes meet the definition of a derivative liability, and as of the date of issuance was valued at $4.1 million. In accordance with relevant accounting guidance, the Company recorded  a full debt discount up to the face amount of the notes ($3.7 million), recorded the derivative liability for the embedded conversion feature of $4.1 million and recorded the excess value of $1.2 million on the issuance as non-cash interest expense.

During the three months ended March 31, 2011, the Company recorded an aggregate loss of $7.4 million as a change in fair value of derivative liabilities.

During the three months ended March 31, 2010 and related to the derivative liabilities associated with the conversion features and warrants issued in the convertible debt financings, we recorded a net decrease in the carrying amount of those liabilities due to the changes in fair value. During the three months ended March 31, 2010 we recorded a gain of $1.2 million which was offset by $745,000 of expense related to recording of the derivative liability during the quarter, and $410,000 of amortization expense related to the debt discounts.

Income Taxes

Our effective tax rate was 0% in the three months ended March 31, 2011 and 2010, respectively.  We recorded valuation allowances for the three month periods ending March 31, 2011 and 2010 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $9.7 million for the three month period ended March 31, 2011, compared to a net loss of $2.2 million in the comparable period in 2010.

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and repayment of liabilities in the ordinary course of business. The report of our independent registered public accounting firm in respect of the 2010 fiscal year includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have been able to fund our operations to date, there is no assurance that cash flow from our operations or our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds, if needed. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at March 31, 2011, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At March 31, 2011, we had cash of $3.8 million as compared to $911,000 at December 31, 2010. In the three month period ended March 31, 2011, $1.4 million of cash was used in operating activities, primarily as a result of our net loss increased decreased by the following non-cash items (in thousands):

Depreciation and amortization	$4
Stock-based compensation expense	289
Debt discounts, deferred financing fees and the valuation of conversion features and warrants	8,554
Total net non-cash items included in cash used in our operations	$8,847

Working capital was $3.0 million (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) at March 31, 2011, compared to working capital deficit of $3.2 million at December 31, 2010.

In the three months ended March 31, 2011, we purchased $16,000 of equipment, primarily computers.

In March 2011, we received $3.7 million in cash proceeds and commitments for an additional $491,000 related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that matures on March 1, 2014, and that can be converted at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The Company received the $491,000 in cash proceeds related to the unpaid commitments in April and May 2011. The loan will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the loan due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by the Company by the due date, and the Investor has not previously converted the loan, the Investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

In March 2011, the Company entered into a warrant agreement with investors who participated in the Company’s 2009 and 2010 financing transactions and who had been issued common stock purchase warrants with exercise prices of $0.50 per share, $1.00 per share, and $1.38 per share (the “2009 and 2010 Warrants”). Pursuant to the warrant agreement, each warrant holder who exercised some or all of its outstanding 2009 and 2010 Warrants at the applicable exercise price ($0.50 per share, $1.00 per share, and/or $1.38 per share), received a number of March 2011 Warrants equal to fifty percent (50%) of the number of 2009 and 2010 Warrants exercised by such warrant holder. The warrant holders exercised an aggregate of 493,426 outstanding 2009 and 2010 Warrants, for an aggregate investment of $515,000 and received 493,426 shares of common stock and 251,713 new five-year common stock purchase warrants, with an exercise price of $3.13 per share.  The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

Historically, the majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. In the first quarter of 2011, we raised approximately $4.3 million from the sale of our securities and convertible debt. We received an additional $491,000 in April and May 2011. We believe we now have sufficient cash to operate for the remainder of 2011. We also expect to receive sufficient cash from customer license agreements to operate for the next twelve months. In addition, one of our customers has committed to pre-purchasing $3.0 million of technology licenses at the point they begin product shipment. Their first product shipments are projected to begin in the late second quarter of 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See disclosure in the Company’s Form 10-K as of December 31, 2010.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the three months ended March 31, 2011, management determined that we had the following material weaknesses: (1) inability to properly account for certain financing transactions, including convertible debt and derivative financial instruments and (2) having  no formalized documentation of our internal control policies and procedures, primarily due to the small size of our accounting department. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the first three months of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II.	Other Information

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Please refer to Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities

Senior Convertible Secured Notes- 2011

In March 2011, we received $3.7 million in cash proceeds and non-cancellable commitments for an additional $491,000 related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that matures on March 1, 2014, that can be converted at the holder’s option, into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The Company received the $491,000 in cash proceeds in April and May 2011. The loan will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the loan due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by the Company by the due date, and the Investor has not previously converted the loan, the Investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

In addition,  as part of the transaction, the Company as of March 31, 2011 issued 373,730 new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that is equal in value to twenty-five percent (25%) of the Investor’s loan to the Company.  The Company issued an additional 49,100 warrants in April 2011 related to the collection of the $491,000 subscription receivable. The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

In March 2011, the Company entered into a warrant agreement with investors who participated in the Company’s 2009 and 2010 financing transactions and who had been issued common stock purchase warrants with exercise prices of $0.50 per share, $1.00 per share, and $1.38 per share (the “2009 and 2010 Warrants”). Pursuant to the warrant agreement, each warrant holder who exercised some or all of its outstanding 2009 and 2010 Warrants at the applicable exercise price ($0.50 per share, $1.00 per share, and/or $1.38 per share), received a number of March 2011 Warrants equal to fifty percent (50%) of the number of 2009 and 2010 Warrants exercised by such warrant holder. The warrant holders exercised an aggregate of 493,426 outstanding 2009 and 2010 Warrants, for an aggregate investment of $515,000 and received 493,426 shares of common stock and 246,713 new five-year common stock purchase warrants, with an exercise price of $3.13 per share.  The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

On January 21, 2011, we paid $120,000 in accounts payable by issuing 60,000 shares of stock and a 3-year warrant to purchase 20,000 shares of our common stock at an exercise price of $2.00 per share to an employee.

On March 4, 2011, we issued our legal advisor a 5-year warrant to purchase 80,000 shares of our common stock at an exercise price of $2.50 per share.

During the three months ended March 31, 2011, Series A Preferred stockholders exchanged 82.79 shares of Series A Preferred stock for 39,790 shares of our common stock, and Series B Preferred stockholders exchanged 25.79 shares of Series B Preferred stock for 5,255 shares of our common stock.

ITEM 3.     Default Upon Senior Securities

None

ITEM 4.     Removed and Reserved

ITEM 5.     Other Information

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

3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011)
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011)
3.2	Bylaws, as amended through December 5, 2007
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 (incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008 )
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009
10.1	Consulting Agreement with Per Bystedt, dated January 28, 2011 (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed on March 31, 2011)+
10.2	Form of Convertible Loan Agreement for the March 2011 Financing (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed on March 31, 2011)
10.3	Form of Convertible Promissory Note for the March 2011 Financing (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on March 31, 2011)
10.4	Form of Common Stock Purchase Warrant for the March 2011 Financing (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2011)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 16, 2011.

Neonode Inc. Registrant

Date: May 16, 2011	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance and Secretary (Principal Financial and Accounting Officer)