Form 10-Q
period 2011-06-30
Neonode, Inc
filed 2011-08-05
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2011, was 27,934,179.
The number of shares of the registrant’s Series A Preferred stock outstanding as of August 5, 2011 was 83.
The number of shares of the registrant’s Series B Preferred stock outstanding as of August 5, 2011 was 114.

              Neonode, Inc. effected a 25-to-1 reverse stock split on the opening of business on March 28, 2011. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted  to reflect the effects of the reverse stock split.

NEONODE, INC.

INDEX TO JUNE 30, 2011 FORM 10-Q

PART I                    Financial Information

PART I.                   Financial Information

Item 1.                      Financial Statements

NEONODE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June	December
	30, 2011	31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,559	$911
Accounts receivable	3,118	151
Debt issuance costs, net	32	4
Prepaid expenses and other current assets	239	161
Total current assets	5,948	1,227

Property and equipment, net	42	24
Total assets	$5,990	$1.251

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$297	$442
Accrued expenses	433	643
Deferred revenue	3,075	540
Convertible debt, net of discounts, current portion	--	2,772
Embedded derivatives of convertible debt	6,190	6,718
Total current liabilities	9,995	11,115

Convertible debt, net of discounts, net of current portion	--	--
Total liabilities	9,995	11,115

Commitments and contingencies (Note 7)

Stockholders' deficit:
Series A Preferred stock, 889,081 shares authorized with par value $0.001 per share;
83 and 166 shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to
par value of $0.001 over the shares of common stock)	--	--
Series B Preferred stock, 108,850 shares authorized with par value $0.001 per share; 114 and 141 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation
preference equal to par value of $0.001 over the shares of common stock)	--	--
Common stock, 848,000,000 shares authorized with par value $0.001per share;
27,934,179 and 21,816,602 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	28	22
Additional paid-in capital	120,638	102,360
Accumulated other comprehensive loss	(45)	(63)
Accumulated deficit	(124,626)	(112,183)
Total stockholders' deficit	(4,005)	(9,864)
Total liabilities and stockholders' deficit	$5,990	$1,251

See accompanying notes to condensed consolidated financial statements.

NEONODE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net revenues	$283	$123	$822	$269
Cost of revenues	238	104	393	166
Gross margin	45	19	429	103

Operating expenses:
Product research and development	382	220	658	630
Sales and marketing	363	56	715	87
General and administrative	921	363	1,785	703
Amortization of fair value of stock issued to
related parties for purchase of Neonode Technologies AB (formerly AB Cypressen)	--	1,584	--	3,168

Total operating expenses	1,666	2,223	3,158	4,588
Operating loss	(1,621)	(2,204)	(2,729)	(4,485)
Other income (expense), net:
Interest expense	(81)	(50)	(135)	(78)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(1,014)	(11,545)	(9,568)	(11,480)
Total other income (expense), net	(1,095)	(11,595)	(9,703)	(11,558)
Loss before provision for income taxes	(2,716)	(13,799)	(12,432)	(16,043)
Provision for income taxes	6	-	11	-
Net loss	$(2,722)	$(13,799)	$(12,443)	$(16,043)
Foreign currency translation gain (loss)	(21)	11	18	16
Comprehensive loss	$(2,743)	$(13,788)	$(12,425)	$(16,027)
Loss per common share:
Basic and diluted loss per share	$(0.10)	$(0.80)	$(0.50)	$(0.94)
Basic and diluted – weighted average shares used in per share computations	27,642	17,279	25,039	17,016

See accompanying notes to condensed consolidated financial statements.

NEONODE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,443)	$(16,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	472	3,238
Depreciation and amortization	10	5
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	9,569	11,480
Changes in operating assets and liabilities:
Accounts receivable	(2,961)	(629)
Other assets	--	(28)
Prepaid expenses	(70)	72
Accounts payable and accrued expenses	(160)	(3)
Deferred revenue	2,535	473
Net cash used in operating activities	(3,048)	(1,435)
Cash flows from investing activities:
Purchase of property and equipment	(25)	(4)
Net cash used in investing activities	(25)	(4)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	4,228	1,598
Repayment of convertible debt	(25)	--
Proceeds from exercise of warrants	515	--
Net cash provided by financing activities	4,718	1,598
Effect of exchange rate changes on cash	3	4

Net increase in cash	1,648	163
Cash at beginning of period	911	28
Cash at end of period	$2,559	$191

Supplemental disclosure of cash flow information:
Interest paid	$90	$80
Income taxes paid	$4	$--

Supplemental disclosure of non-cash transactions:

Fair value of shares of common stock and warrants issued
to brokers in connection with financing, recorded as debt
issuance costs	$1	$52
Debt discount recorded as part of convertible debt financing
transactions including, warrants issued	$4,228	$1,761
Accounts payable converted in 2010 convertible debt offering	--	163
Exchange of preferred stock for common stock	--	656
Debt issuance costs related to 2011 financing	35	--
Accrued expenses converted to common stock	120	--
Conversion of debt and accrued interest to common stock	2,860	1
Reduction of derivative liabilities upon conversion of debt	13,379	3

See accompanying notes to condensed consolidated financial statements

NEONODE, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of expected results for the full 2011 fiscal year.
The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2010.

Operations

Neonode, Inc., “we”, “us”, “our”, the “Company”,  provide optical infrared touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is zForce®, our innovative optical infrared touchscreen technology that offers a number of benefits compared to other touch screen technologies currently on the market, including lower cost and more functional alternatives. zForce® also consumes less power than our competitors’ solutions, is able to function in a wide temperature range, requires no screen overlay, and thus offers a much clearer picture while at the same time accommodating multi-touch functionality. zForce® combines full finger touch capabilities and high resolution pen support in the same solution.

   Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce® and software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce® multi-touch product is our latest release and is currently being integrated into products such as mobile phones, mobile internet devices, eReaders, digital picture frames, printers, GPS devices and tablet PC’s. Our licensing model provides the added benefit of allowing us to grow sales without the need of increasing costs at anywhere near the same rate to support the sales growth.

     On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provided that each twenty-five (25) outstanding shares of the Corporation’s common stock, par value $0.001 per share, was exchanged and combined, automatically, without further action, into one (1) share of common stock, and each twenty-five (25) outstanding shares of the Corporation’s preferred stock, par value $0.001 per share, was exchanged and combined, automatically, without further action, into one (1) share of preferred stock. The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Quarterly Report on Form 10-Q.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of June 30, 2011, we had an accumulated deficit of approximately $125 million and a working capital  (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) of approximately $2.1 million. In addition, for the six months ended June 30, 2011, we used cash in operating activities of approximately $3.0 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the six months ended June 30, 2011, we completed a private placement of convertible notes and stock purchase warrants and some of our existing warrant holders exercised outstanding stock purchase warrants raising a total of approximately $4.7 million in cash (see Note 3).

Our success is dependent on our obtaining sufficient capital or operating cash flows to fund our operations and the development of our technology and on our bringing such technology to the worldwide market. To achieve our objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. The condensed consolidated financial statements do not include any adjustments related to the recovery of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2 .Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is the calendar year.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Neonode, Inc. and its wholly owned Swedish subsidiary, Neonode Technologies AB. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date.  If in the future the Company purchases cash equivalents, the Company will consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the issuance of the convertible notes payable. Debt issuance costs are amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at June 30, 2011 or December 31, 2010.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At June 30, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the period ended June 30, 2011, we recorded approximately $57,000 related to foreign currency transaction losses. For the period ended June 30, 2010, we had no foreign currency transaction gains or losses.

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

Our accounts receivable as of June 30, 2011 was due from five customers. Our net revenues for the three months ended June 30, 2011 was earned from five customers, four of which accounted for approximately 99% of our total net revenues for the three months ended June 30, 2011. Our net revenues for the six months  ended June 30, 2011 was earned from six customers, one of which accounted for approximately 71% of our net revenues for the six months ended  June 30, 2011. Our customers are located in the US, Europe and Asia.

Our accounts receivable as of December 31, 2010 was due from five customers, three of which represented more than 10% of our accounts receivable balance. Our net revenues for the three months ended June 30, 2010 was earned from two customers, one of which accounted for approximately 97% of our net revenues for the three months ended June 30, 2010. Our net revenues for the six months ended June 30, 2010 was earned from three customers, two of which accounted for approximately 94% of our net revenues for the six months ended June 30, 2010. Our customers are located in the US, Europe and Asia.

Cash balances are maintained at various banks in the US and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of June 30, 2011, the Company has $1.1 million in excess of the insurance limits. The Swedish government deposit insurance covers 100% of a customer’s cash deposits at a bank or securities company.

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2011.

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

When a sale involves multiple elements, we will allocate the entire fee from the arrangement to each respective element based on VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. We have established VSOE for our software licenses based on historical stand-alone sales to third parties or from the stated renewal rates contained in the customer contracts. Maintenance service revenue is recognized on a straight-line basis over the support period.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2011 and 2010 amounted to approximately $74,000 and $9,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2011 and December 31, 2010. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period. As of June 30, 2011 and December 31, 2010, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six month periods ended June 30, 2011 and 2010 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses which are reflected as a separate component in total stockholders’ deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.26 and 7.58 Swedish Krona to one U.S. Dollar for the three months ended June 30, 2011 and 2010, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 6.34 and 7.39 Swedish Krona to one U.S. Dollar for the six months ended June 30, 2011 and 2010, respectively. The exchange rate for the condensed consolidated balance sheets was 6.38 and 6.78  Swedish Krona to one U.S. Dollar as of June 30, 2011 and December 31, 2010, respectively.

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

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends the revenue guidance under ASC Topic 605, Revenue Recognition, which describes the accounting for multiple-element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company adopted ASU 2009-13 on January 1, 2011 and determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

In September 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which excludes tangible products containing software components and non-software components that function together to deliver product’s essential functionality from scope of ASC Topic 985, Software, which describes the accounting for software revenue recognition. ASU 2009-14 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company adopted ASU 2009-14 on January 1, 2011 and determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

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

 As of June 30, 2010, we have $3,000,000 of deferred license fee revenue from one customer and a total of $75,000 of deferred engineering development fees from two customers. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under these contracts by the fourth quarter of 2011. We will recognize the deferred license fee revenue after the initial one year warranty period expires and when the customer uses the total pre-paid license fees in manufactured eReaders. We expect that all the pre-paid technology licenses will be used by the customer within the initial one year warranty period.

3.   Convertible Debt

Our convertible debt consists of the following (in thousands):

	June 30, December 31,
	2011	2010

Senior Convertible Secured Notes - 2011	$4,228	$--
Senior Convertible Secured Notes - 2010	--	1,750
Senior Convertible Secured Notes - 2009	--	937
Senior Convertible Secured Notes - 2007	--	85
Total	4,228	2,772

Less: unamortized debt discounts	(4,228)	--

Total convertible debt, net of unamortized debt discount	--	--

Less: short-term convertible debt	--	(2,772)

Long-term convertible debt	$--	$--

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturities of Notes Payable
2011	$--
2012	--
2013	--
2014	4,228
Total principal payments	$4,228

Senior Convertible Secured Notes- 2007

At June 30, 2011 and December 31, 2010, we had $0 and $85,000, respectively, of convertible promissory notes (“Senior Convertible Secured Notes-2007”) bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at an original conversion price of $87.50 per share. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as debt extinguishment accounting under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. We entered into a debt-for-equity repayment plan whereby we retired the convertible promissory notes in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes had the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock was greater than $2.50 per share for five consecutive days.

During the six months ended  June 30, 2011, we issued the note holders 31,570 shares of our common stock pursuant to the debt-for-equity repayment plan and retired the remaining note principal balance on April 26, 2011. We recorded $84,657 of note principal reduction and $1,054 of interest payment.

September 2009 Senior Convertible Secured Notes Financing transaction

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that were converted, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share (the “Convertible Notes - 2009”).  The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued common stock or convertible notes at a lower conversion price than $0.50 per share during the period that the notes were outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 were extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary of the date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. During the six months ended June 30, 2011 we issued 1,851,486 shares of our common stock to holders of Convertible Notes – 2009 who converted principal of $912,036 and $13,707 of related accrued interest. We paid the remaining outstanding principal balance of $25,000 of Convertible Notes – 2009  in cash on June 30, 2011. As of June 30, 2011, all of the Convertible Notes – 2009 have been paid in full with cash or have been converted  to shares of our common stock.

The embedded conversion feature of the Convertible Notes – 2009 met the definition of a derivative financial instrument and was classified as a liability in accordance with relevant accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes included price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes could be convertible into was not fixed. The embedded conversion features were revalued on each balance sheet date and marked-to-market with the change recorded to non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss. As a result of the conversions and repayments during the six months ended June 30, 2011, the Company reclassified approximately $4.6 million of the related derivative liabilities to additional paid-in capital. As of June 30, 2011, the fair value of the remaining embedded conversion features was $0 due to the repayment or conversion of all the Convertible Notes - 2009. The Company recorded a loss of $2.3 million due to the change in the fair value of the embedded conversion features of these Convertible Notes – 2009 during the six months ended June 30, 2011.

During the six months ended June  30, 2011 and 2010, we recorded a total of $15,000 and $17,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2009.

Senior Convertible Secured Notes- 2010

During the period from January through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that were convertible, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share and we issued 1,760,712 stock purchase warrants that had an exercise price of $1.00 per share. The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued stock or convertible notes at a lower conversion price than $0.50 during the period that the notes were outstanding. These convertible notes were originally due on December 31, 2010 and were extended to June 30, 2011(see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. During the six months ended June 30, 2011, we issued 3,557,171 shares of our common stock to holders of Convertible Notes – 2010 who converted principal of $1,750,143 and $28,442 of related accrued interest.

During the six months ended June 30, 2011 and 2010, we recorded a total of approximately $28,000 and $11,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2010.

The embedded conversion feature of the convertible debt issued in the 2010 convertible debt financing transaction met the definition of a derivative financial instrument and was classified as a liability in accordance with accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes could be convertible into was not fixed. The embedded conversion features was revalued on each balance sheet date and marked to market with the increase or decrease in fair value to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. As a result of the conversions during the six months ended June 30, 2011, the Company reclassified approximately $8.7 million of the related derivative liabilities to additional paid-in capital. As of June 30, 2011, all of the Convertible Notes – 2010 have been converted  to shares of our common stock. As of June 30, 2011, the fair value of the remaining embedded conversion features is $0 as all the Convertible Notes – 2010 were converted. The Company recorded a loss of approximately $4.3 million due to the change in the fair value of the embedded conversion feature of these Convertible Notes – 2010 during the six months ended June 30, 2011.

Warrant Repricing and Debt Extension Financing Transaction - 2010

During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011 under the same terms and conditions as the original notes. Holders of 2,766,857 stock purchase warrants also agreed to exercise their previously granted three-year warrants with an exercise price of $1.00 for a discounted exercise price of $0.88 per share. They received 2,766,857 shares of our common stock and 2,766,857 replacement three-year warrants with an exercise price of $1.38 for each warrant exercised. We raised a total of $2.4 million by these warrant exercises. In accordance with relevant accounting guidance, we noted that the transaction qualified for debt extinguishment accounting. As a result, the remaining debt discounts were written off and charged to interest expense and fair value of the replacement warrants were recorded to loss on extinguishment of debt, which was deemed to be the date that the convertible debt holder signs the modification agreement. As the Company did not have sufficient unissued authorized shares to cover all dilutive instruments until the increase in authorized shares on December 13, 2010, these replacement warrants were initially recorded as derivative liabilities at their grant date fair value. On December 13, 2010, the Company increased its authorized shares and then had sufficient authorized shares to cover all dilutive instruments and as such the replacement warrants were re-valued on that date (totaling $4,335,785) and the Company reclassified the replacement warrants to additional paid-in-capital in accordance with relevant accounting guidance.

Senior Convertible Secured Notes- 2011

In the six months ended June 30, 2011, we received approximately $4.2 million in cash proceeds related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that mature on March 1, 2014, and that can be converted at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The notes will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the note due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event the loan principal and accrued interest is not repaid by the Company by the due date, and the investor has not previously converted the note, the investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

On June 30, 2011, the Company issued  27,851 shares of  unregistered common stock to note holders of the Senior Convertible Secured Notes – 2011 private placement financing transaction in lieu of cash for their $69,628 accrued interest  payment that was due June 30, 2011. In addition, the Company paid  $10,277 of the accrued interest in cash to note holders who declined to convert their interest payment to stock.

As of June 30, 2011, the Company issued 422,830 new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that is equal  to twenty-five percent (25%) of the investor’s note to the Company.  The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

In connection with the March and April 2011 financing transactions the Company valued the warrants issued to the convertible note holders on a relative fair value basis using the Black-Scholes option pricing model, totaling $938,000. This relative fair value of the warrants was recorded as a debt discount. The embedded conversion features to the notes has been determined to meet the definition of a derivative liability and as of the date of issuance was valued at $4.8 million. In accordance with relevant accounting guidance, the Company recorded an additional debt discount  up to the full amount of the notes, recorded the derivative liability for the embedded conversion feature at $4.8 million and recorded the fair value in excess of face amount of debt as interest expense on the issuance date of $1.5 million. The debt discount will be amortized using the effective interest method resulting in interest expense of $74, $10,488, $1.6 million and $2.6 million in 2011, 2012, 2013 and 2014, respectively. During the six months ended June 30, 2011 the amount of interest expense recorded related to the amortization of the debt discount was not significant. As of June 30, 2011, the fair value of the embedded conversion feature was $6.2 million and as such, the Company recorded a loss on the change in fair value of the embedded conversion feature of $1.4 million, which is included in the accompanying consolidated condensed statement of operations and comprehensive loss as a component on non-cash items related to debt discounts, deferred financing fees and valuation of conversion features and warrants.

4.  Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2011, Series A Preferred stockholders exchanged 82.79 shares of Series A Preferred stock for 39,790 shares of our common stock, and Series B Preferred stockholders exchanged 25.79 shares of Series B Preferred stock for 6,282 shares of our common stock.

During the six months ended June 30, 2011, the Company issued a total of 5,408,657 shares of common stock as a result of the conversion of approximately $2.7 million of the Senior Convertible Secured Notes – 2009 and 2010 private placement financing transactions debt principal and accrued interest.

During the six months ended June 30, 2011, the Company received proceeds of approximately $515,000 from the exercise of 493,426 warrants for shares of common stock.

During the six months ended  June 30, 2011, we issued the note holders of Senior Convertible Secured Notes- 2007 31,570 shares of our common stock pursuant to the debt-for-equity repayment plan and retired the remaining note principal balance on April 26, 2011.

During the six months ended June 30, 2011, the Company issued 60,000 shares of common stock and issued a 3-year warrant to purchase 20,000 shares of common stock at an exercise price of $2.00 per share in satisfaction of certain accrued expenses totaling $120,000.

On April 25, 2011, Davisa Ltd exercised warrants to purchase 50,000 shares of common stock. The Company recorded an additional $50,000 as stock based compensation to compensate Davisa Ltd by waiving the $1.00 exercise price and issued 50,000 shares of our common stock to Davisa Ltd for services provided for the private placement of convertible notes and warrants in the March 2011 financing transaction.

On June 30, 2011, the Company issued  27,851 shares of  unregistered common stock to note holders of the  Senior Convertible Secured Notes – 2011 private placement financing transaction in lieu of cash for their $69,628 accrued interest  payment that was due June 30, 2011 (see Note 3).

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the preferred stock not yet converted as of June 30, 2011.
	Shares of Preferred Stock Not Exchanged as of June 30, 2011	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2011

Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	114	132.07	15,056
Total Remaining Not Exchanged	197		54,948

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

Level 3: Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model using the following assumptions:

For the Six
Months Ended June 30, 2011

Annual dividend yield	--
Expected life (years)	0.08 – 3.0
Risk-free interest rate	0.08% - 1.27%
Expected volatility	110% - 263%

The following table shows the classification of our liabilities that are subject to fair value measurements and the roll-forward of these liabilities for the six months ended June 30, 2011 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

December 31, 2010	6,718

Derivatives added in connection with issuance of convertible debt	4,762
Derivatives reclassified to equity in connection with repayment and conversions of debt	(13,379)
Net increase in fair value	8,089
June 30, 2011	$6,190

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

Stock Options

As of June  30, 2011, we had four equity incentive plans:

• The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
• The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
• The 2007 Neonode Stock Option Plan (the Neonode Plan), under which we will not grant any additional equity awards; and
• The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of June 30, 2011:
• The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2011	19,804	$35.50 - 687.50	$102.75
Granted	---	---	---
Cancelled or expired	480	$135.00 - 687.50	$521.67
Exercised	---	---	---
Outstanding at June 30, 2011	19,324	$35.39 - 368.75	$92.19

The aggregate intrinsic value of the 19,324 stock options that are outstanding, vested and expected to vest at June 30, 2011 is $0.

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

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the six months ended June 30, 2011 and 2010.

Warrants

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the six months ended June 30, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price or $2.00 per share to one of our US based employees during the six months ended June 30, 2011. In addition, we issued 20,000 three-year stock purchase warrants at an exercise price or $4.05 per share to an engineering consultant during the three months ended June 30, 2011. The warrants to purchase an aggregate of 120,000 shares of our common stock vested on the date of grant. The stock underlying the stock purchase warrants granted to our employee, consultant and legal advisor has not been registered for resale. The vested warrant granted to our legal advisor has a fair value on the date of grant of $193,000 and is included in general and administrative expense for the six months ended June 30, 2011. The vested warrant granted to our employee has a fair value on the date of grant of $37,000 and is included in product research and development expense for the six months ended June 30, 2011. The vested warrant granted to our engineering consultant has a fair value on the date of grant of $73,000 and is included in product research and development expense for the three and six months ended June 30, 2011. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense reflects the fair value of the vested portion of options and warrants for the recipients at the date of issuance plus the amortization of the unvested portion of the stock options, and warrants and the cost of warrant exercises paid by the Company. Employee and director stock-based compensation expense related to stock options and warrants, the amortization of the fair value of common stock and the cost of warrant exercises in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2011
Stock-based compensation	$1,619	$183

	Six months ended June 30, 2010	Six months ended June 30, 2011	Remaining unamortized expense at June 30, 2011
Stock-based compensation	$3,238	$472	$140

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.4 years.

See Note 5 for assumptions used to value warrants and embedded conversion features during the six months ended June 30, 2011.

A summary of all warrant activity is set forth below:

	June 30, 2011
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2011	5,139,489	$0.57	3.56
Issued	789,543	$3.06	4.60
Expired/forfeited	--	--	--
Exercised	(543,426)	$1.04	3.24
Outstanding and exercisable, June 30, 2011	5,385,606	$1.56	2.96

In the six months ended June 30, 2011, the Company  issued 422,830 new five-year common stock purchase warrants, with an exercise price of 3.13 per share (see Note 3).

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

On April 25, 2011, Davisa Ltd. exercised warrants to purchase 50,000 shares of common stock. The Company recorded an additional $50,000 as stock based compensation to compensate Davisa Ltd. by waiving the $1.00 exercise price, and issued 50,000 shares of our common stock to Davisa Ltd. for services provided for the private placement of convertible notes and warrants in the March 2011 financing transaction.

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of June 30, 2011:

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrant	9/26/2007	$31.75	233	9/26/2012
August 2009 Employee Warrants	8/25/2009	$0.50	440,000	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	25,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,434,830	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,440,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	620,443	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	49,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
Total Warrants Outstanding			5,385,606

7.   Commitments and Contingencies

 Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010, respectively.

8.      Net Loss Per Share

Basic net loss per common share for the three and six months ended June 30, 2011 and 2010 was computed by dividing the net loss attributable to common stockholders for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 19,324 and 19,804 outstanding stock options, 5.4 million and 9.6 million outstanding stock warrants, 55,000 and 420,000 shares issuable upon conversion of preferred stock and 1.7 million and 5.5 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the periods ended June 30, 2011 and 2010, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months ended June 30,
	2011	2010
BASIC AND DILUTED
Weighted average number of
common shares outstanding	27,642	17,279
Number of shares for computation of
net loss per share	27,642	17,279

Net loss	$(2,722)	(13,799)

Net loss per share - basic and diluted	(0.1)	(0.8)

(in thousands, except per share amounts)	Six Months ended June 30,
	2011	2010
BASIC AND DILUTED
Weighted average number of
common shares outstanding	25,039	17,016
Number of shares for computation of
net loss per share	25,039	17,016

Net loss	$(12,443)	(16,043)

Net loss per share - basic and diluted	(0.5)	(0.94)

9.      Segment Information

The Company has one reportable segment, which is comprised of the touch screen technology licensing business. All of our sales for the three and six months ended June 30, 2011 were to customers located in the US, Europe and Asia

The following table presents net revenues by geographic region for the three months ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Sales Amount	Percentage	Sales Amount	Percentage
Net revenues made in the U.S.	$130	46%	$--	--%

Net revenues made outside of the U.S.	$153	54%	$123	100%

	$283	100%	$123	100%

The following table presents net revenues by geographic region for the six months ended June 30, 2011 and 2010 (in thousands):

	2011		2010
	Sales Amount	Percentage	Sales Amount	Percentage
Net revenues made in the U.S.	$130	16%	$--	--%

Net revenues made outside of the U.S.	$692	84%	$269	100%
	$822	100%	$269	100%

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
On June 30, 2011, the Company issued Mr. Bystedt  572 shares of restricted common stock in lieu of a $1,429 cash interest payment related to the convertible note he purchased in March 2011 (see Note 3).

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

On April 25, 2011, Davisa Ltd. exercised warrants to purchase 50,000 shares of common stock. The Company recorded an additional $50,000 as stock based compensation to compensate Davisa Ltd. by waiving the $1.00 exercise price, and issued 50,000 shares of our common stock to Davisa Ltd. for services provided for the private placement of convertible notes and warrants in the March 2011 financing transaction.

11.   Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

Overview

        We provide optical infrared touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is zForce®, our innovative optical infrared touchscreen technology that offers a number of benefits compared to other touch screen technologies currently on the market, including  lower cost and more functional alternatives. zForce® also consumes less power than our competitor's solutions, is able to function in a wide temperature range, requires no screen overlay, and thus offers a much clearer picture while at the same time accommodating multi-touch functionality. zForce® combines full finger touch capabilities and high resolution pen support in the same solution.

 Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce® and software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce® multi-touch product is our latest release and is currently being integrated into products such as mobile phones, mobile internet devices, eReaders, digital picture frames, printers, GPS devices and tablet PC’s. Our licensing model provides the added benefit of allowing us to grow sales without the need of increasing costs at anywhere near the same rate to support the sales growth.

         On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provided that each twenty-five (25) outstanding shares of the Company’s common stock, par value $0.001 per share, was exchanged and combined, automatically, without further action, into one (1) share of common stock, and each twenty-five (25) outstanding shares of the Company’s preferred stock, par value $0.001 per share, was exchanged and combined, automatically, without further action, into one (1) share of preferred stock. The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Quarterly Report on Form 10-Q.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of June 30, 2011, we had an accumulated deficit of $125 million and a working capital deficit (current assets less current liabilities, not including non-cash embedded derivatives of convertible debt and warrants) of $2.1 million. In addition, for the six months ended June 30, 2011, we used cash in operating activities of $3.0 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, , uncertainty regarding our ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the six months ended June 30, 2011, we completed a private placement of convertible notes and stock purchase warrants totaling $4.2 million.  In addition, we received $515,000 in proceeds from the exercise of stock purchase warrants.

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

Critical Accounting Policies

        The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010,  and as of June 30, 2011 and December 31, 2010 include the accounts of Neonode, Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We did not record an allowance for doubtful accounts at June 30, 2011 or December 31, 2010.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At June 30, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2011.

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

Results of Operations

Net Revenue

Net revenue for the three and six months ended June 30, 2011 was $283,000 and $822,000 compared to net revenue for the three and six months ended June 30, 2010 of $123,000 and $269,000, respectively. Our net revenue for the three and six months ended June 30, 2011 included $56,000 and $577,000, respectively, from license fees related to the shipment of eReaders by Sony Corporation (Sony). Net revenue for the three and six months ended June 30, 2011 also included $214,000 and $233,000, respectively, in fees for engineering design services related to our touch screen solution for numerous customers. Our net revenue for the three and six months ended June 30, 2010 included $120,000 and $220,000, respectively, in fees for engineering design services and $3,000 and $45,000, respectively, for the sale of components.

In June 2010, in conjunction with the signing of the technology license agreement with Sony, Sony issued an initial purchase order for $475,000 of touchscreen licenses. We recorded the $475,000 prepayment as deferred revenue until the initial warranty period expired on March 18, 2011. Sony began shipping its first eReader product on September 1, 2010.  During the six months ended June 30, 2011, we recognized the $475,000 of deferred revenue related to the Sony initial purchase order plus $102,000 related to additional technology licenses purchased during the six months ended June 30, 2011. We recognized $56,000 related to technology licenses purchased during the three months ended June 30, 2011.

As of June 30, 2011, we have nine technology license agreements with global OEMs and customers. Four of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle in the last half  of 2011 and first half of 2012. Sony began shipping the “Pocket Edition” - 5 inch, “Touch Edition” - 6 inch and “Daily Edition” - 7 inch eReaders on September 1, 2010.  Koobe Inc. began shipping the “Jin Yong eReader” in limited quantities to the Chinese market in December 2010. Kobo Inc. began shipping the “Kobo eReader Touch” and Barnes & Noble Inc. began shipping “The Simple Touch Reader” Nook eReader in the first week of June 2011. All of these products incorporate the Neonode zForce™ touch technology.

We are currently developing prototype products and are engaged in product engineering design discussions with several global OEM and ODMs that are in the process of qualifying our touch screen technology for incorporation in various products such as printer products, GPS devices, eReaders, Tablet PCs, touch panels for automobiles, mobile phones and mobile internet devices. The development and product release cycle for these products typically take from six to eighteen months.

          Current and future drivers of the touch screen market include mobile phones, printers, laptops, tablet PCs, eReaders, navigation screens, etc. The proliferation and mass market acceptance of touch screens have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments. The typical sales cycle is nine to eighteen months with new customers while existing customer lead times are typically six to nine months. During the initial cycle, there are three phases: evaluation, design, and commercialization.  In the evaluation phase, prospects validate the Neonode technology using a Neonode evaluation kit and may produce short runs of prototype products. During the design phase, true product development and solution definition begins.  This phase tends to be the longest and delays typically occur which may extend the term of the overall cycle.  In the final phase, commercialization, the customer enters into full production mode, ships products to the market and Neonode earns its license revenue.

Gross Margin

Gross margin was $45,000 and $429,000 for the three and six months ended June 30, 2011 compared to $19,000 and $103,000 for the same periods in 2010, respectively. Our cost of revenues include the direct cost of production of the components plus the costs of engineering consultants to complete engineering design contracts.

Product Research and Development

             Product research and development expenses for the three and six months ended June 30, 2011 were $382,000 and $658,000 compared to $220,000 and $630,000 for the same periods in 2010, respectively.  Factors that contributed to the increase in R&D costs include an increase in the headcount of our engineering staff and an increase in the amount of time our engineering department spent  engaged in customer specific activities. These costs related to customer specific activities are included in our cost of revenue. These costs increased to $393,000 for the six months ended June 30, 2011 compared to $166,000 for the same period in 2010.

Sales and Marketing

             Sales and marketing expenses for the three and six  months ended June 30, 2011 were $363,000 and $715,000 compared to $56,000 and $87,000 for the same periods in 2010, respectively. This increase in 2011 as compared to 2010 is primarily related to an increase in sales and marketing staff and travel related costs.

General and Administrative

             General and administrative expenses for the three and six months ended June 30, 2011 were $921,000 and $1.8 million compared to $363,000  and $703,000 for the same periods in 2010, respectively. This increase in 2011 as compared to 2010 is primarily related to salary expense, expense for stock purchase warrants issued to employees and legal expenses related to patent filings, corporate and SEC compliance and customer contracts.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 was $81,000 and $135,000 as compared to $50,000 and $78,000 for the same periods ended  June 30, 2010, respectively. The increase is primarily due to an increase in the debt outstanding from $2.9 million at June 30, 2010 to $4.2 million at June 30, 2011.

Non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants

In connection with the March and April 2011 financing transactions the Company determined that the embedded conversion feature to the notes meet the definition of a derivative liability, and as of the date of issuance was valued at $4.8 million. In accordance with relevant accounting guidance, the Company recorded  a full debt discount up to the face amount of the notes ($4.2 million), recorded the derivative liability for the embedded conversion feature of $4.8 million and recorded the excess value of $1.5 million on the issuance as non-cash interest expense.

During the six months ended June 30, 2011, the Company recorded an aggregate loss of $8.1 million as a change in fair value of derivative liabilities.

During the six months ended June 30, 2010, the Company recorded an aggregate loss of $9.2 million as a change in fair value of derivative liabilities.

Income Taxes

Our effective tax rate was 0% in the three and six months ended June 30, 2011 and 2010, respectively.  We recorded valuation allowances for the three and six months ended June 30, 2011 and 2010 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $2.7 million and $12.4 million for the three and six months ended June 30, 2011, compared to a net loss of $13.8 million and $16.0 million in the comparable periods in 2010, respectively.

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

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at June 30, 2011, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At June 30, 2011, we had cash of $2.6 million as compared to $911,000 at December 31, 2010. In the six month period ended June 30, 2011, $3.0 million of cash was used in operating activities, primarily as a result of our net loss and the following non-cash items (in thousands):

Depreciation and amortization	$10
Stock-based compensation expense	472
Debt discounts, deferred financing fees and the valuation of conversion features and warrants	9,569
Total net non-cash items included in cash used in our operations	$10,051

Working capital was $2.1 million (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) at June 30, 2011, compared to a working capital deficit of $3.2 million at December 31, 2010.

In the six months ended June 30, 2011, we purchased $25,000 of equipment, primarily computers and test equipment.

In the six months ended June 20, 2011, we received $4.2 million in cash proceeds related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that matures on March 1, 2014, and that can be converted at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The loan will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the loan due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by the Company by the due date, and the Investor has not previously converted the loan, the Investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

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

        Historically, the majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. In the first half of 2011, we raised approximately $4.7 million from the sale of our securities and convertible debt. We believe we now have sufficient cash to operate for the remainder of 2011. We also expect to receive sufficient cash from customer license agreements to operate for the next twelve months. In addition, one of our customers has committed to pre-purchasing $3.0 million of technology licenses at the point they begin product shipment. Their first product shipments  began in June 2011. We invoiced the customer the $3 million in June 2011 and received the first $1.0 million payment in July 2011.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

See disclosure in the Company’s Form 10-K as of December 31, 2010.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the six months ended June 30, 2011, management determined that we had the following material weakness: we have no formalized documentation of our internal control policies and procedures, primarily due to the small size of our accounting department. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the first six months of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Nevertheless, as we move towards complete integration and consolidation of business and financial operations of Neonode Technologies AB and Neonode, Inc., we expect to take steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

●
adding personnel to our financial department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to revenue recognition;

●	exploring the suitability of further upgrades to our accounting system to complement the new management reporting system software described above; and
●
performing an assessment of the effectiveness of our internal control over financial reporting;  implementing appropriate internal controls on weaknesses determined, if any; and documenting and testing the effectiveness of those controls.

PART II.	Other Information

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Please refer to Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities

Senior Convertible Secured Notes- 2011

    In April and May 2011, we received $491,000 related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that matures on March 1, 2014, that can be converted at the holder’s option into 196,400 shares of our common stock at a conversion price of $2.50 per share and 5-year warrants to purchase 49,100 shares of our common stock at an exercise price of $3.13 per share. The loan will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the loan due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by the Company by the due date, and the Investor has not previously converted the loan, the Investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

On April 25, 2011, Davisa Ltd exercised warrants to purchase 50,000 shares of common stock.  The Company recorded an additional $50,000 as stock based compensation to compensate Davisa Ltd by waiving the $1.00 exercise price and issued 50,000 shares of our common stock to Davisa Ltd for services provided for the private placement of convertible notes and warrants in the March 2011 financing transaction.

On May 17, 2011, we issued an employee a 3-year warrant to purchase 20,000 shares of our common stock at an exercise price of $4.05 per share.

On June 30, 2011, we issued note holders of the Senior Convertible Secured Note – 2011 a total of 27,851 unregistered shares of our common stock in lieu of cash interest payments totaling $65,274 that was due on June 30, 2011 (see Note 3).

ITEM 3.        Default Upon Senior Securities

None

ITEM 4.        Removed and Reserved

ITEM 5.        Other Information

None

ITEM 6.   Exhibits

Exhibits

Exhibit #	Description
2.1
Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode, Inc., dated January 19, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 22, 2007 ) ( In accordance with Commission rules, we will furnish a copy of any omitted schedule to the Commission upon request )

2.2
Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode, Inc., dated May 18, 2007, effective May 25, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 29, 2007 )

3.1	Amended and Restated Certificate of Incorporation of Neonode, Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011)
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011)
3.2	Bylaws, as amended through December 5, 2007
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 (incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008 )
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009
10.1	Consulting Agreement with Per Bystedt, dated January 28, 2011 (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed on March 31, 2011)+
10.2	Form of Convertible Loan Agreement for the March 2011 Financing (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed on March 31, 2011)
10.3	Form of Convertible Promissory Note for the March 2011 Financing (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on March 31, 2011)
10.4	Form of Common Stock Purchase Warrant for the March 2011 Financing (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2011)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 5, 2011.

Neonode, Inc.
Registrant

Date: August 5, 2011	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance and Secretary
(Principal Financial and Accounting Officer)