Form 10-Q
period 2011-09-30
Neonode, Inc
filed 2011-10-31
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
USA 2700 Augustine Drive, Suite 100, Santa Clara, CA. 95054

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

The number of shares of the registrant’s common stock outstanding as of  October  25, 2011, was 27,934,179.
The number of shares of the registrant’s Series A Preferred stock outstanding as of  October 25, 2011 was 83.
The number of shares of the registrant’s Series B Preferred stock outstanding as of October 25, 2011 was 114.

              Neonode, Inc. effected a 25-to-1 reverse stock split on the opening of business on March 28, 2011. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted  to reflect the reverse stock split.

NEONODE, INC.

PART I.          Financial Information

Item 1.    Financial Statements

NEONODE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$4,146	$911
Accounts receivable	594	151
Debt issuance costs, net	29	4
Prepaid expenses and other current assets	171	161
Total current assets	4,940	1,227

Property and equipment, net	65	24
Total assets	$5,005	$1,251

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$307	$442
Accrued expenses	383	643
Deferred revenue	2,578	540
Convertible debt, net of discounts, current portion	--	2,772
Embedded derivatives of convertible debt	7,662	6,718
Total current liabilities	10,930	11,115

Convertible debt, net of discounts, net of current portion	--	--

Total liabilities	10,930	11,115

Commitments and contingencies (Note 7)

Stockholders' deficit:
Series A Preferred stock, 889,081 shares authorized with par value $0.001 per share;
83 and 166 shares issued and outstanding at September 30, 2011 and
December 31, 2010, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to
par value of $0.001 over the shares of common stock)	--	--
Series B Preferred stock, 108,850 shares authorized with par value $0.001 per share; 114 and 141 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation
preference equal to par value of $0.001 over the shares of common stock)	--	--
Common stock, 848,000,000 shares authorized with par value $0.001per share;
27,934,179 and 21,816,602 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	28	22
Additional paid-in capital	120,682	102,360
Accumulated other comprehensive loss	(79)	(63)
Accumulated deficit	(126,556)	(112,183)
Total stockholders' deficit	(5,925)	(9,864)
Total liabilities and stockholders' deficit	$5,005	$1,251

See accompanying notes to condensed consolidated financial statements.

NEONODE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net revenues	$1,287	$90	$2,109	$359
Cost of revenues	333	47	726	213
Gross margin	954	43	1,383	146

Operating expenses:
Product research and development	385	225	1,043	855
Sales and marketing	411	123	1,126	210
General and administrative	518	822	2,303	1,525
Amortization of fair value of stock issued to
related parties for purchase of Neonode Technologies AB (formerly AB Cypressen)	--	--	--	3,168

Total operating expenses	1,314	1,170	4,472	5,758
Operating loss	(360)	(1,127)	(3,089)	(5,612)
Other income (expense), net:
Interest expense	(76)	(84)	(211)	(162)
Loss on extinguishment of debt	--	(356)	--	(356)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	(1,475)	(6,979)	(11,043)	(18,459)
Total other expense, net	(1,551)	(7,419)	(11,254)	(18,977)
Loss before provision for income taxes	(1,911)	(8,546)	(14,343)	(24,589)
Provision for income taxes	19		30
Net loss	$(1,930)	$(8,546)	$(14,373)	$(24,589)
Foreign currency translation loss	(34)	(90)	(16)	(74)
Comprehensive loss	$(1,964)	$(8,636)	$(14,389)	$(24,663)
Loss per common share:
Basic and diluted loss per share	$(0.07)	$(0.47)	$(0.55)	$(1.41)
Basic and diluted – weighted average shares used in per share computations	27,934	18,130	26,050	17,391

See accompanying notes to condensed consolidated financial statements.

NEONODE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,373)	$(24,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	517	3,275
Fair value of shares issued in settlement	--	563
Depreciation and amortization	17	7
Loss on troubled debt restructuring	--	356
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	11,043	18,518
Changes in operating assets and liabilities:
Accounts receivable	(450)	(51)
Other assets	--	(32)
Prepaid expenses and other current assets	(12)	(60)
Accounts payable and accrued expenses	(205)	117
Deferred revenue	2,038	436
Net cash used in operating activities	(1,425)	(1,460)
Cash flows from investing activities:
Purchase of property and equipment	(59)	(8)
Net cash used in investing activities	(59)	(8)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	4,228	1,597
Repayment of convertible debt	(25)	--
Proceeds from exercise of warrants	515	101
Net cash provided by financing activities	4,718	1,698
Effect of exchange rate changes on cash	1	13

Net increase in cash	3,235	243
Cash at beginning of period	911	28
Cash at end of period	$4,146	$271

Supplemental disclosure of cash flow information:
Interest paid	$90	$76
Income taxes paid	$4	$--

Supplemental disclosure of non-cash transactions:

Fair value of shares of common stock and warrants issued to brokers in connection with financing, recorded as debt issuance costs and debt discount	$--	$128
Reclassification of derivative liability to additional paid-in-capital	$--	$10,417
Debt discount recorded as part of convertible debt financing Transactions, including warrants issued	$4,228	$1,761
Accounts payable converted in 2010 convertible debt offering	$--	$163
Exchange of preferred stock for common stock	$--	$806
Debt issuance costs related to 2011 financing	$35	$--
Debt issuance costs recorded in connection of debt extinguishment	$--	$8
Accrued expenses converted to common stock	$120	$--
Conversion of debt and accrued interest to common stock	$2,860	$93
Reduction of derivative liabilities upon conversion of debt	$13,379	$150

See accompanying notes to condensed consolidated financial statements

NEONODE, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of expected results for the full 2011 fiscal year.

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2010.

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

Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce® and software which, together with standard components from partners, creates a complete optical touch screen solution. The zForce® multi-touch product is our latest release and is currently being integrated into products such as mobile phones, mobile internet devices, eReaders, household appliances, printers, GPS devices and tablet PC’s. Our licensing model provides the added benefit of allowing us to grow sales without the need of increasing costs at anywhere near the same rate to support the sales growth.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2011, we had an accumulated deficit of approximately $126.6 million and a working capital  (current assets less current liabilities, not including embedded derivatives of convertible debt) of approximately $1.7 million. In addition, for the nine months ended September 30, 2011, we used cash in operating activities of approximately $1.4 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the nine months ended September 30, 2011, we completed a private placement of convertible notes and stock purchase warrants and some of our existing warrant holders exercised outstanding stock purchase warrants raising a total of approximately $4.7 million in cash (see Note 3).

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

2.Summary of Significant Accounting Policies

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at September 30, 2011 or December 31, 2010.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At September 30, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the period ended September 30, 2011, we recorded approximately $15,500 related to foreign currency transaction losses. For the period ended September 30, 2010, our foreign currency transaction losses totaled approximately $5,500.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations and comprehensive loss as an increase or decrease to non-cash charges for derivatives associated with conversion features.

Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges for derivatives associated with warrants.

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

Our accounts receivable as of September 30, 2011 was due from five customers. Our net revenues for the three months ended September 30, 2011 was earned from six customers, three of which accounted for approximately 94% of our total net revenues for the three months ended September 30, 2011. Our net revenues for the nine months ended September 30, 2011 was earned from eight customers, three of which accounted for approximately 89% of our net revenues for the nine months ended  September 30, 2011. Our customers are located in the US, Europe and Asia.

Our accounts receivable as of December 31, 2010 was due from five customers, three of which represented more than 10% of our accounts receivable balance. Our net revenues for the three months ended September 30, 2010 was earned from two customers, one of which accounted for approximately 97% of our net revenues for the three months ended September 30, 2010. Our net revenues for the nine months ended September 30, 2010 was earned from three customers, two of which accounted for approximately 94% of our net revenues for the nine months ended September 30, 2010.

Cash balances are maintained at various banks in the US and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. As of September 30, 2011, the Company has $2.7 million in excess of the insurance limits. The Swedish government deposit insurance covers 100% of a customer’s cash deposits at a bank or securities company.

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

               Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. As of September 30, 2011, Neonode meets all the accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers.   For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize new technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2)  customer distributes or license the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured.

Prior to September 30, 2011, we deferred the technology license fee revenue until such time as the warranty period stipulated in the license agreement expired because we did not have sufficient historical experience in estimating potential warranty costs.  From June 2010 to September 30, 2011, we entered into 11 technology license contracts with customers.  To date there have been no warranty related costs incurred for any customer products after they have been released to market.  During the quarter ended September 30, 2011, the Company performed an analysis and determined that it has sufficient historical evidence regarding estimated warranty costs and therefore began recognizing technology license fee revenues, net of warranty costs, if any, as the products incorporating the Neonode technology are distributed or licensed by our customers, assuming all other revenue recognition criteria has been met.  Our customers report to us the quantities of products distributed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.  The effect of this change in accounting estimate was to increase net revenues by $236,000 during the three and nine months ended September 30, 2011,  and decrease net loss per share by $0.01 for the three and nine months ended September 30, 2011.

Explicit return rights are not offered to customers. There have been no returns through September 30, 2011.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2011 and 2010 amounted to approximately $100,000 and $9,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2011 and December 31, 2010. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period. As of September 30, 2011 and December 31, 2010, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine month periods ended September 30, 2011 and 2010 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses which are reflected as a separate component in total stockholders’ deficit.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.48 and 7.27 Swedish Krona to one U.S. Dollar for the three months ended September 30, 2011 and 2010, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 6.41 and 7.32 Swedish Krona to one U.S. Dollar for the nine months ended September 30, 2011 and 2010, respectively. The exchange rate for the condensed consolidated balance sheets was 6.86 and 6.78  Swedish Krona to one U.S. Dollar as of September 30, 2011 and December 31, 2010, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05,  Presentation of Comprehensive Income.  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Certain provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s consolidated statements of operations and comprehensive loss and the addition of a consolidated statement of comprehensive income (loss).  The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

Deferred Revenue

Engineering development fees are recorded as deferred revenue until such time as the engineering services have been provided.

As of September 30, 2011, we have $2.3 million of deferred license fee revenue related to a prepayment for future license fee from one customer and a total of $0.3 million of deferred engineering development fees from four customers. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under these contracts by the fourth quarter of 2011.

3.   Convertible Debt

Our convertible debt consists of the following (in thousands):

	September 30, December 31,
	2011	2010

Senior Convertible Secured Notes - 2011	$4,228	$--
Senior Convertible Secured Notes - 2010	--	1,750
Senior Convertible Secured Notes - 2009	--	937
Senior Convertible Secured Notes - 2007	--	85
Total	4,228	2,772

Less: unamortized debt discounts	(4,228)	--

Total convertible debt, net of unamortized debt discount	--	--

Less: short-term convertible debt	--	(2,772)

Long-term convertible debt	$--	$--

Future maturities of notes payable (in thousands):

Year ended December 31,	Future Maturities of Convertible Notes Payable
2011	$--
2012	--
2013	--
2014	4,228
Total principal payments	$4,228

 Senior Convertible Secured Notes- 2007

At September 30, 2011 and December 31, 2010, we had $0 and $85,000, respectively, of convertible promissory notes (“Senior Convertible Secured Notes-2007”) bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at an original conversion price of $87.50 per share. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as a debt extinguishment under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. We entered into a debt-for-equity repayment plan whereby we retired the convertible promissory notes in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes had the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock was greater than $2.50 per share for five consecutive days.

During the nine months ended September 30, 2011, we issued the note holders 31,570 shares of our common stock pursuant to the debt-for-equity repayment plan and retired the remaining note principal balance on April 26, 2011. We recorded $84,657 of note principal reduction and $1,054 of interest payment.

September 2009 Senior Convertible Secured Notes Financing transaction

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that were converted, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share (the “Convertible Notes - 2009”).  The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued common stock or convertible notes at a lower conversion price than $0.50 per share during the period that the notes were outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 were extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary of the date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. During the nine months ended September 30, 2011 we issued 1,851,486 shares of our common stock to holders of Convertible Notes – 2009 who converted principal of $912,036 and $13,707 of related accrued interest. On June 30, 2011, we paid the remaining outstanding principal balance of $25,000 of Convertible Notes – 2009.  As of September 30, 2011, all of the Convertible Notes – 2009 have been paid in full with cash or have been converted  to shares of our common stock.

The embedded conversion feature of the Convertible Notes – 2009 met the definition of a derivative financial instrument and was classified as a liability in accordance with relevant accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes included price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes could be convertible into was not fixed. The embedded conversion features were revalued on each balance sheet date and marked-to-market with the change recorded to non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss. As a result of the conversions and repayments during the nine months ended September 30, 2011, the Company reclassified approximately $4.6 million of the related derivative liabilities to additional paid-in capital. As of September 30, 2011, the fair value of the remaining embedded conversion features was $0 due to the repayment or conversion of all the Convertible Notes - 2009. The Company recorded a loss of $2.3 million due to the change in the fair value of the embedded conversion features of these Convertible Notes – 2009 during the nine months ended September 30, 2011.

During the nine months ended September  30, 2011 and 2010, we recorded a total of $15,000 and $17,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2009.

Senior Convertible Secured Notes- 2010

During the period from January through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes and stock purchase warrants that were convertible, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share and we issued 1,760,712 stock purchase warrants that had an exercise price of $1.00 per share. The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued stock or convertible notes at a lower conversion price than $0.50 during the period that the notes were outstanding. These convertible notes were originally due on December 31, 2010 and were extended to June 30, 2011(see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. During the nine months ended September 30, 2011, we issued 3,557,171 shares of our common stock to holders of Convertible Notes – 2010 who converted principal of $1,750,143 and $28,442 of related accrued interest.

The embedded conversion feature of the convertible debt issued in the 2010 convertible debt financing transaction met the definition of a derivative financial instrument and was classified as a liability in accordance with accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes could be convertible into was not fixed. The embedded conversion features was revalued on each balance sheet date and marked to market with the increase or decrease in fair value to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations. As a result of the conversions during the nine months ended September 30, 2011, the Company reclassified approximately $8.7 million of the related derivative liabilities to additional paid-in capital. As of September 30, 2011, all of the Convertible Notes – 2010 have been converted  to shares of our common stock. As of September 30, 2011, the fair value of the remaining embedded conversion features is $0 as all the Convertible Notes – 2010 were converted. The Company recorded a loss of approximately $4.4 million due to the change in the fair value of the embedded conversion feature of these Convertible Notes – 2010 during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011 and 2010, we recorded a total of approximately $28,000 and $11,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2010.

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

Senior Convertible Secured Notes- 2011

In the nine months ended  September 30, 2011, we received approximately $4.2 million in cash proceeds related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that mature on March 1, 2014, and that can be converted at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The notes will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the note due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event the loan principal and accrued interest is not repaid by the Company by the due date, and the investor has not previously converted the note, the investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

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

As of September 30, 2011, the Company issued 422,830 new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that is equal  to twenty-five percent (25%) of the investor’s note to the Company.  The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

During the three and nine months ended September 30, 2011 we recorded a total of approximately $75,000 and $211,000, respectively, in interest expense related to the principal balance of the Senior Convertible Secured Notes – 2011.  The $75,000 interest expense for the three months ended September 30, 2011 is included in our balance sheet under accrued expenses.

In connection with the March and April 2011 financing transactions the Company valued the warrants issued to the convertible note holders on a relative fair value basis using the Black-Scholes option pricing model, totaling $938,000. This relative fair value of the warrants was recorded as a debt discount. The embedded conversion features to the notes has been determined to meet the definition of a derivative liability and as of the date of issuance was valued at $4.8 million. In accordance with relevant accounting guidance, the Company recorded an additional debt discount  up to the full amount of the notes, recorded the derivative liability for the embedded conversion feature at $4.8 million and recorded the fair value in excess of face amount of debt as interest expense on the issuance date of $1.5 million. The debt discount will be amortized using the effective interest method resulting in interest expense of $74, $10,488, $1.6 million and $2.6 million in 2011, 2012, 2013 and 2014, respectively. During the nine months ended September 30, 2011 the amount of interest expense recorded related to the amortization of the debt discount was not significant. As of September 30, 2011, the fair value of the embedded conversion feature was $7.7 million and as such, the Company recorded a loss on the change in fair value of the embedded conversion feature of $2.9 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, which is included in the accompanying consolidated condensed statement of operations and comprehensive loss as a component on non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants.

4. Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2011, Series A Preferred stockholders exchanged 82.79 shares of Series A Preferred stock for 39,790 shares of our common stock, and Series B Preferred stockholders exchanged 25.79 shares of Series B Preferred stock for 6,282 shares of our common stock.

During the nine months ended September 30, 2011, the Company issued a total of 5,408,657 shares of common stock as a result of the conversion of approximately $2.7 million of the Senior Convertible Secured Notes – 2009 and 2010 private placement financing transactions debt principal and accrued interest.

During the nine months ended September 30, 2011, the Company received proceeds of approximately $515,000 from the exercise of 493,426 warrants for shares of common stock.

During the nine months ended  September 30, 2011, we issued the note holders of Senior Convertible Secured Notes- 2007 31,570 shares of our common stock pursuant to the debt-for-equity repayment plan and retired the remaining note principal balance on April 26, 2011.

During the nine months ended September 30, 2011, the Company issued 60,000 shares of common stock and issued a 3-year warrant to purchase 20,000 shares of common stock at an exercise price of $2.00 per share in satisfaction of certain accrued expenses totaling $120,000.

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the preferred stock not yet converted as of September 30, 2011.

	Shares of Preferred Stock Not Exchanged as of September 30, 2011	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2011

Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	114	132.07	15,056
Total remaining not exchanged	197		54,948

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

Level 3: Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (level 3 inputs). The Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model using the following assumptions.

For the Nine
Months Ended September 30, 2011

Annual dividend yield	--
Expected life (years)	0.08 – 3.0
Risk-free interest rate	0.08% - 1.27%
Expected volatility	110% - 263%

The following table shows the classification of our liabilities that are subject to fair value measurements and the roll-forward of these liabilities for the nine months ended September 30, 2011 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

December 31, 2010	6,718

Derivatives added in connection with issuance of convertible debt	4,762
Derivatives reclassified to equity in connection with repayment and conversions of debt	(13,379)
Net increase in fair value	9,561
September 30, 2011	$7,662

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

Stock Options

As of September  30, 2011, we had four equity incentive plans:

• The 1996 Stock Option Plan (the 1996 Plan), which expired in January 2006;
• The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
• The 2007 Neonode Stock Option Plan (the Neonode Plan), under which we will not grant any additional equity awards; and
• The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of September 30, 2011:

• The 2001 Non-Employee Director Stock Option Plan (the Director Plan).

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Exercise Price Per Share		Weighted Average Exercise Price
Outstanding at January 1, 2011	19,804	$	$35.39 - 687.50	$102.75
Granted	---		---	---
Cancelled or expired	480	$	$135.00 - 687.50	$521.67
Exercised	---		---	---
Outstanding at September 30, 2011	19,324	$	$35.39 - 687.50	$92.19

The aggregate intrinsic value of the 19,324 stock options that are outstanding, vested and expected to vest at September 30, 2011 is $0.

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

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the nine months ended September 30, 2011 and 2010.

Warrants

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the nine months ended September 30, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price of $2.00 per share to one of our US based employees during the nine months ended September 30, 2011. In addition, we issued 20,000 three-year stock purchase warrants at an exercise price or $4.05 per share to an engineering consultant during the nine months ended September 30, 2011. The warrants to purchase an aggregate of 120,000 shares of our common stock vested on the date of grant. We issued 20,000 three-year stock purchase warrants at an exercise price or $3.90 per share with a vesting period over 24 months to an employee during the three months ended September 30, 2011. The stock underlying the stock purchase warrants granted to our employee, consultant and legal advisor has not been registered for resale. The vested warrant granted to our legal advisor has a fair value on the date of grant of $193,000 and is included in general and administrative expense for the nine months ended September 30, 2011. The vested warrant granted to our employee has a fair value on the date of grant of $37,000 and is included in product research and development expense for the nine months ended September 30, 2011. The vested warrant granted to our engineering consultant has a fair value on the date of grant of $73,000 and is included in product research and development expense for the nine months ended September 30, 2011. The unvested warrant granted to an employee has a fair value on the date of grant of $75,000. This amount will be expensed over the vesting period  and $2,350 of expense related to this warrant is included in product research and development expense for the three and nine months ended September 30, 2011. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense reflects the fair value of the vested portion of options and warrants for the recipients at the date of issuance plus the amortization of the unvested portion of the stock options, and warrants and the cost of warrant exercises paid by the Company. Employee and director stock-based compensation expense related to stock options and warrants, the amortization of the fair value of common stock and the cost of warrant exercises in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2011
Stock-based compensation	$36	$45

	Nine months ended September 30, 2010	Nine months ended September 30, 2011	Remaining unamortized expense at September 30, 2011
Stock-based compensation	$3,275	$517	$188

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates two years.

See Note 5 for assumptions used to value warrants and embedded conversion features during the nine months ended September 30, 2011.

A summary of all warrant activity is set forth below:

	September 30, 2011
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2011	5,139,489	$0.57	3.56
Issued	809,543	$3.08	4.31
Expired/forfeited	--	--	--
Exercised	(543,426)	$1.04	2.99
Outstanding and exercisable, September 30, 2011	5,405,606	$1.57	2.70

In the nine months ended September 30, 2011, the Company  issued 422,830 new five-year common stock purchase warrants, with an exercise price of 3.13 per share (see Note 3).

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of September 30, 2011:

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrant	9/26/2007	$31.75	233	9/26/2012
August 2009 Employee Warrants	8/25/2009	$0.50	440,000	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	25,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,434,830	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,440,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	620,443	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	49,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			5,405,606

7. Commitments and Contingencies

        Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010, respectively.

8. Net Loss Per Share

Basic net loss per common share for the three and nine months ended September 30, 2011 and 2010 was computed by dividing the net loss attributable to common stockholders for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 19,324 and 19,800 outstanding stock options, 5.4 million and 3.6 million outstanding stock warrants, 55,000 and 100,000 shares issuable upon conversion of preferred stock and 1.7 million and 5.5 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the periods ended September 30, 2011 and 2010, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months ended September 30,
	2011	2010
BASIC AND DILUTED
Weighted average number of
common shares outstanding	27,934	18,130
Number of shares for computation of
net loss per share	27,934	18,130

Net loss	$(1,930)	$(8,546)

Net loss per share - basic and diluted	$(0.07)	$(0.47)

(in thousands, except per share amounts)	Nine Months ended September 30,
	2011	2010
BASIC AND DILUTED
Weighted average number of
common shares outstanding	26,050	17,391
Number of shares for computation of
net loss per share	26,050	17,391

Net loss	$(14,373)	$(24,589)

Net loss per share - basic and diluted	$(0.55)	$(1.41)

9. Segment Information

The Company has one reportable segment, which is comprised of the touch screen technology licensing business. All of our sales for the three and nine months ended September 30, 2011 were to customers located in the US, Europe and Asia

The following table presents net revenues by geographic region for the three months ended September 30, 2011 and 2010 (in thousands):

	2011		2010
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$741	58%	$--	--%

Net revenues made outside of the U.S.	$546	42%	$90	100%
	$1,287	100%	$90	100%

The following table presents net revenues by geographic region for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011		2010
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$955	45%	$--	--%

Net revenues made outside of the U.S.	$1,154	55%	$359	100%
	$2,109	100%	$359	100%

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred net operating losses and negative operating cash flows since inception. As of September 30, 2011, we had an accumulated deficit of $126.6 million and a working capital (current assets less current liabilities, not including non-cash embedded derivatives of convertible debt and warrants) of $1.7 million. In addition, for the nine months ended September 30, 2011, we used cash in operating activities of $1.4 million. Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, , uncertainty regarding our ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and raise additional funds through debt or equity. In the nine months ended September 30, 2011, we completed a private placement of convertible notes and stock purchase warrants totaling $4.2 million.  In addition, we received $515,000 in proceeds from the exercise of stock purchase warrants.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010,  and as of September 30, 2011 and December 31, 2010 include the accounts of Neonode, Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Doubtful Accounts

Our net accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We did not record an allowance for doubtful accounts at September 30, 2011 or December 31, 2010.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At September 30, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Liability for Warrants and Embedded Derivatives

We do not enter into derivative contracts for purposes of risk management or speculation.  However, from time to time, we enter into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features, such as conversion features. Such embedded derivatives are assessed at inception of the contract and every reporting period, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to accounting guidance, if such embedded conversion features, if freestanding, would meet the classification of a liability. Accounting guidance requires that we analyze all material contracts and determine whether or not they contain embedded derivatives. Any such embedded conversion features that meet the above criteria are then bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the changes in the fair value of these derivatives are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges for derivatives associated with conversion features.

Similarly, if warrants meet the criteria in accordance with accounting guidance to be classified as liabilities, then the fair value of the warrants are recorded on the consolidated balance sheet at their fair values, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to non-cash charges for derivatives associated with warrants.

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

Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. As of September 30, 2011, Neonode meets all the accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers.   For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize new technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) customer distributes or license the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured.

Prior to September 30, 2011, we deferred the technology license fee revenue until such time as the warranty period stipulated in the license agreement expired because we did not have sufficient historical experience in estimating potential warranty costs.  From June 2010 to September 30, 2011, we entered into 11 technology license contracts with customers.  To date there have been no warranty related costs incurred for any customer products after they have been released to market.  During the quarter ended September 30, 2011, the Company performed an analysis and determined that it has sufficient historical evidence regarding estimated warranty costs and therefore began recognizing technology license fee revenues, net of warranty costs, if any, as the products incorporating the Neonode technology are distributed or licensed by our customers, assuming all other revenue recognition criteria has been met.  Our customers report to us the quantities of products distributed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter. The effect of this change in accounting estimate was to increase net revenues by $236,000 during the three and nine months ended September 30, 2011,  and decrease net loss per share by $0.01 for the three and nine months ended September 30, 2011.

Explicit return rights are not offered to customers. There have been no returns through September 30, 2011.

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

Results of Operations

Net Revenue

Net revenue for the three and nine months ended September 30, 2011 was $1.3 million and $2.1 million compared to net revenue for the three and nine months ended September 30, 2010 of $90,000 and $359,000, respectively. Our net revenue for the three and nine months ended September 30, 2011 included $1.2 million and $1.8 million, respectively, from technology license fees. Prior to September 30, 2011, we deferred the technology license fee revenue until such time as the warranty period stipulated in the license agreement expired because we did not have sufficient historical experience in estimating potential warranty costs.  From June 2010 to September 30, 2011, we entered into 11 technology license contracts with customers.  To date there have been no warranty related costs incurred for any customer products after they have been released to market.  During the quarter ended September 30, 2011, the Company performed an analysis and determined that it has sufficient historical evidence regarding estimated warranty costs and therefore began recognizing technology license fee revenues, net of warranty costs, if any, as the products incorporating the Neonode technology are distributed or licensed by our customers, assuming all other revenue recognition criteria has been met.  Our customers report to us the quantities of products distributed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.  The effect of this change in accounting estimate was to increase net revenues by $236,000 during the three and nine months ended September 30, 2011,  and decrease net loss per share by $0.01 for the three and nine months ended September 30, 2011.  Net revenue for the three and nine months ended September 30, 2011 also included $82,000 and $299,000, respectively, in fees for engineering design services related to our touch screen solution for various customers. Our net revenue for the three and nine months ended September 30, 2010 included $82,000 and $309,000, respectively, in fees for engineering design services and $8,000 and $50,000, respectively, for the sale of components.

As of September 30, 2011, we have eleven signed technology license agreements with global OEMs. Five of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2012. Sony Corporation is currently shipping the “Pocket Edition” - 5 inch, “Touch Edition” - 6 inch and “Daily Edition” - 7 inch eReaders and recently announced the release of the new Sony Reader Wi-Fi PRS-T1 model. Koobe Inc. began shipping the “Jin Yong eReader” in limited quantities to the Chinese market in December 2010. Kobo Inc. is shipping the “Kobo eReader Touch” and Barnes & Noble Inc. is shipping “The Simple Touch Reader” Nook eReader. All of these products incorporate Neonode’s zForce® touch technology.

We are currently developing prototype products and are engaged in product engineering design discussions with several global OEM and ODMs that are in the process of qualifying our touch screen technology for incorporation in various products such as printer products, GPS devices, eReaders, Tablet PCs, touch panels for automobiles, household appliances, mobile phones and mobile internet devices. The development and product release cycle for these products typically take from six to eighteen months.

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

Gross Margin

Gross margin was $945,000 and $1.4 million for the three and nine months ended September 30, 2011 compared to $43,000 and $146,000 for the same periods in 2010, respectively. Our cost of revenues include the direct cost of production of the components plus the costs of engineering consultants to complete engineering design contracts.

Product Research and Development

Product research and development expenses for the three and nine months ended September 30, 2011 were $385,000 and $1.0 million, respectively, compared to $225,000 and $855,000 for the same periods in 2010, respectively.  Factors that contributed to the increase in R&D costs include an increase in the headcount of our engineering staff and an increase in the amount of time our engineering department spent  engaged in customer specific activities. These costs related to customer specific activities are included in our cost of revenues. These costs increased to $726,000 for the nine months ended September 30, 2011 compared to $213,000 for the same period in 2010.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2011 were $411,000 and $1.1 million compared, respectively,  to $123,000 and $210,000 for the same periods in 2010, respectively. This increase in 2011 as compared to 2010 is primarily related to an increase in sales and marketing staff and travel related costs.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2011 were $518,000 and $2.3 million, respectively, compared to $882,000 and $1.5 million for the same periods in 2010, respectively. This increase in 2011 as compared to 2010 is primarily related to salary expense, expense for stock purchase warrants issued to employees and legal expenses related to patent filings, corporate and SEC compliance and customer contracts.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 was $76,000 and $211,000, respectively, compared to $84,000 and $162,000 for the same periods in 2010, respectively. The increase is primarily due to an increase in the debt outstanding from $2.9 million at September 30, 2010 to $4.2 million at September 30, 2011.

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

During the nine months ended September 30, 2011, the Company recorded an aggregate loss of $9.6 million as a change in fair value of derivative liabilities.

During the nine months ended September 30, 2010, the Company recorded an aggregate loss of $9.2 million as a change in fair value of derivative liabilities.

Income Taxes

Our effective tax rate was 0% in the three and nine months ended September 30, 2011 and 2010, respectively.  We recorded valuation allowances for the three and nine months ended September 30, 2011 and 2010 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $1.9 million and $14.4 million for the three and nine months ended September 30, 2011, respectively, compared to a net loss of $8.5  million and $24.6 million in the comparable periods in 2010, respectively.

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

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at September 30, 2011, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At September 30, 2011, we had cash of $4.1 million compared to $911,000 at December 31, 2010. In the nine month period ended September 30, 2011, $1.4 million of cash was used in operating activities, primarily as a result of our net loss and the following non-cash items (in thousands):

Depreciation and amortization	$17
Stock-based compensation expense	517
Debt discounts, deferred financing fees and the valuation of conversion features and warrants	11,043
Total net non-cash items included in cash used in our operations	$11,577

Working capital was $1.7 million (current assets less current liabilities, not including embedded derivatives of convertible debt and warrants) at September 30, 2011, compared to a working capital deficit of $3.2 million at December 31, 2010.

In the nine months ended September 30, 2011, we purchased $59,000 of equipment, primarily computers and test equipment.

In the nine months ended September 30, 2011, we received $4.2 million in cash proceeds related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that matures on March 1, 2014, and that can be converted at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The loan will automatically be converted into restricted shares of the Company’s common stock in the event that on or before the loan due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest is not repaid by the Company by the due date, and the Investor has not previously converted the loan, the Investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest will be payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on September 30 and December 31 of each year.

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

Historically, the majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been or are convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. In the nine months of 2011, we raised approximately $4.7 million from the sale of our securities and convertible debt. We believe we now have sufficient cash to operate for the remainder of 2011. We also expect to receive sufficient cash from customer license agreements to operate for the next twelve months. In addition, one of our customers paid $3.0 million to pre-purchasing technology licenses.

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

See disclosure in the Company’s Annual Report on Form 10-K as of December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described below.

During the three and nine months ended September 30, 2011, management determined that we had the following material weakness: we have no formalized documentation of our internal control policies and procedures, primarily due to the small size of our accounting department. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting in the nine months of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On September 12, 2011, we issued an employee a 3-year warrant to purchase 20,000 shares of our common stock at an exercise price of $3.90 per share.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 28, 2011.

Neonode, Inc.
Registrant

Date: October 28, 2011	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and Accounting Officer)