Form 10-K
period 2011-12-31
Neonode, Inc
filed 2012-03-30
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
USA 2700 Augustine Dr, Suite 100, Santa Clara, CA 95054
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2011 (the last business day of the second quarter of the registrant’s current fiscal year) as reported on the OTCBB, was $60,343,310.

The number of shares of the registrant’s common stock outstanding as of March 22, 2012 was 32,956,300.
The number of shares of the registrant’s Series A Preferred stock outstanding as of March 22, 2012 was 83.
The number of shares of the registrant’s Series B Preferred stock outstanding as of March 22, 2012 was 95.

DOCUMENTS INCORPORATED BY REFERENCE

Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2011.  Exhibits incorporated by reference are referred to in Part IV.

NEONODE INC.

2011 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Neonode Inc., “we”, “us”, “our”, the “Company”, provide optical infrared touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical infrared touchscreen technology zForce®, which can be applied on any flat surface such as Liquid Crystal Displays (LCD), Electronic Paper Displays (EPD) or as a Mouse Pad, and can be incorporated into all types of devices, enabling touch detection for any type of object (finger, pen, glove or brush). In addition the zForce touch solution has a low total weight and building height, thus enabling greater industrial design flexibility.  Since nothing is layered on top of the display, the zForce solution provides 100% optical transparency, which improves image quality, reduces glare, and improves battery life.

We have recently developed our Multi-Sensing technology to help OEMs and device manufacturers differentiate themselves in a competitive market. Ready to be implemented into a wide range of commercial devices such as smart phones, tablets and automotive displays, our Multi-Sensing technology can be used for, but is not limited to, intuitive gaming, industrial design, and 3D modeling. This cutting-edge technology identifies any object and determines its size, pressure, depth, speed and the proximity of an object to a surface. It uses light with zero latency that can sense and determine objects like a pen, brush, bare/gloved finger or larger objects like a hand, at very high speed.  The zForce multi-touch product, based on our Multi-Sensing technology, is our latest release and is currently being integrated into products such as mobile phones, e-Readers, household appliances, printers and office equipment, GPS devices, automobile consoles, games and toys  and tablet PC’s.

Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce and software which, together with standard components from partners, create a complete optical touch solution. Our licensing model provides the added benefit of allowing us to grow sales without the need of increasing costs at anywhere near the same rate to support the sales growth.

Our website is www.neonode.com. Through our website, we make available free of charge all of our Securities and Exchange Commission (“SEC”), filings, including our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These reports are available immediately after their electronic filing with the SEC. Our website also includes corporate governance information, including our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and our Board Committee Charters.

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

Our History

Neonode Inc, formerly known as SBE, Inc., was incorporated in the State of Delaware on September 4, 1997.

On August 10, 2007, SBE, Inc. consummated a reverse merger transaction with Neonode Inc. (the “Merger”), and SBE, Inc.’s name was subsequently changed to “Neonode Inc.” upon the completion of the Merger. Prior to the Merger, Neonode Inc. had been incorporated in the State of Delaware in 2006 and was the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. Following the closing of the Merger, the business and operations of Neonode Inc. prior to the Merger became the primary business and operations of the newly-combined company. The newly-combined company’s headquarters is located in Stockholm, Sweden.

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

Technologies

Our touchscreen solutions are based on our patented zForce and Neno™ hardware and software technology. zForce is our optical infrared touchscreen technology that supports one-handed navigation, allowing the user to operate the functionality with finger gestures passing over the screen. Neno is our software-based user interface.

zForce has been patented in several countries including the U.S. and has several patents-pending in the U.S. It uses infrared light that is projected over the screen. Infrared light pulses are sent out up to 1,000 times per second to capture a frame and detect touch activation. Up to 1000 coordinates are produced by using mathematical algorithms to calculate the exact position of a touch object when a user's fingers move across the screen. This input method is unique to Neonode and is enabled by the zForce technology.

Currently, there are two dominant types of touchscreen technologies available in the market - capacitive and resistive. Capacitive technology is the technology that the Apple iPhone uses and resistive technology is what is found on most stylus-based PDAs.  Resistive technology is pressure sensitive technology. Best used for detailed work and for selection of a particular spot on a screen, resistive technology is not useful for sweeping gestures or motion, such as zooming in and out.  Capacitive technology, which can be found on a laptop computer mouse pad, is very good for sweeping gestures and motion. The screen actually reacts to the finger’s tiny electric impulses. Capacitive touchscreens work best if the user has unimpeded contact between his finger and the screen.

Our zForce optical touchscreen technology has a number of key advantages over each of these technologies, including:

•
  No additional layers are added to the screen that may dilute the screen contrast and clarity. Layering technology is required to activate the capacitive and resistive technologies and can be very costly;

•
  The zForce grid technology is more responsive than the capacitive screen technology and, as a result, is quicker and less prone to misreads. It allows movement and sweeping motions as compared to point-sensitive, stylus-based resistive screens;

•	zForce, an abbreviation for zero force necessary, obviates the need to use any force to select or move items on the screen as would be the case with a stylus;
•	zForce is cost-efficient due to the lower cost of materials and an extremely simple manufacturing process when compared to the expensive layered capacitive and resistive screens;
•	zForce allows multiple methods of input, such as simple finger taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the screen;
•
  zForce is one of the few viable touchscreen solutions that will operate as well on the new revolutionary reflective display panels that will offer paper-like reading experience in almost any ambient lighting condition while greatly reducing power consumption. Manufacturers of reflective display panels are targeting e-Reader, mobile phone and tablet PC markets because these devices require the clear viewing screen and low power consumption of the reflective display panels; and

•
  zForce incorporates some of the best functionalities of both the capacitive and resistive touchscreen technologies. It works in all climates and, unlike the competing technologies, can be used with thick gloves. In addition, zForce allows for waterproofing of the device.

Because of its uniqueness and flexibility, we believe that our zForce technology presents a very significant licensing opportunity for Neonode. The market is vast, given the current rapid increase in touchscreen-based devices such as e-Readers, automotive, mobile phones, Tablet PCs, media players, printers and GPS navigation devices.

Neonode NN1001 Single Chip Touch Controller

The NN1001 is the next generation touch technology solution that we have developed in collaboration with Texas Instruments.  It is designed to simplify the integration to reduce bill of material (BOM) cost, as well as increase the performance where integrated.  It also adds superior functionality, such as multi-touch and gestures for any object, and delivers a greater user experience on every level. The Single Chip Touch Controller outperforms capacitive touch solutions at a fraction of the cost.

•	The NN1001 has a scanning speed of 1000 Hz (latency down to 1ms) and consumes less than 1mW at 100Hz.

•	The NN1001 tracks any high-speed multi-touch gesture with any object (finger, gloved finger and passive pens) with high accuracy.

•	The NN1001 connects to any microcontroller or application processor with a high speed SPI interface. The controller works in single or multiple configurations supporting screen sizes up to 20 inch.

•	The NN1001 supports advanced power management and implements the Neonode AlwaysON™ technology where the touch is active even when the device is in sleep or off mode.

Markets

We currently provide touchscreen solutions for navigation for many of the world’s premier e-Reader OEMs. We have aggressively expanded the markets for our touch technology beyond e-Readers and have also entered into technology license agreements with some of the world’s leading OEMs operating in the mobile phone, automotive, office equipment (such as printers), GPS, and tablet markets. We are currently engaged in product development activities with these customers. In addition, we are in technology development and contract negotiations with OEMs operating in the automotive, household appliance, games and toys, and electronic gaming equipment markets.

In general, high-performance capacitive touchscreens cost a lot to manufacture, while low-performance resistive touchscreens are cheaper to make. Thanks to extensive experience and expertise, Neonode has solved this production-cost problem by developing  zForce — the market's most innovative optical touch technology that may be customized for the various markets in which we have focused our marketing efforts.

zForce

•	Operates on all screen types and provides a crystal-clear viewing experience in any lighting condition, even bright sunlight

•	Runs on Electronic Paper Displays that creates a readable experience close to ink on paper because it reflects light like ordinary paper

•	Operates on LCD (Liquid Crystal Displays)

•	Supports high-resolution pen writing in combination with finger navigation that includes, e.g., gestures, multi-touch, and sweeps

•	Provides a 100% clear viewing experience—unlike traditional resistive and capacitive touchscreens

•	Can be applied to any flat surface.

In addition, zForce enables:

•	Touch detection for any object

•	A smooth touch experience with no necessary pressure for touch detection

•	Greater industrial design flexibility for equipment and device manufacturers.

•	Pressure sensing

•	3D scanning and proximity sensing

zForce includes features that benefit Neonode’s customers by facilitating the creation of top-quality products at lower production costs, which enable faster time to market.

Tablets and e-Readers

As a result of these benefits and features, zForce is the world’s most-used optical touch technology for e-Readers today with customers such as Amazon, Barnes & Noble, Sony and Kobo, all of whom have integrated our zForce technology into their e-Readers.

In addition, we have customers currently developing tablets.

Mobile Phones

Our innovative touch technology is suitable for mobile phones and virtually all other hand held devices.

Automotive

Touch interface displays in vehicles must operate in a wide range of ambient lighting and temperature conditions.  A resistive screen may be operated with gloves on, but the membrane layer reduces transparency and can cause glare. The zForce solution is well-placed to make inroads in the automotive market since it provides a brighter, more readable display, with a full operating temperature range, that can easily be used while wearing gloves.

Printers and Office Equipment

Photo printers and combination printer/scanner/fax machines typically require feature-rich menus and settings, and OEMs have increasingly replaced mechanical buttons with resistive touchscreen displays. zForce offers an improved user experience, with brighter display, ultra light touch, and support for gestures (such as swipe to access menus and screens), all without increasing cost.

Home Electronics

Machines in the kitchen and laundry room are still mostly controlled by mechanical buttons, dials and membrane switches. New designs can use zForce with or without an underlying display. For example, touch sensitive buttons can be achieved by placing the light guide around a pre-printed array.  A touch panel can include illumination without a display.  A feature-rich device like a high-end dryer can be made much more streamlined and user friendly with a touch display.

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

We have been issued three United States (U.S.) patents including our inventions covering the activating function in response to a touch-and-glide operation on a touch sensitive surface and on a substrate formed or resting display arrangement. We have been issued patents in five countries outside the U.S. for our invention titled “On a substrate formed or resting display arrangement.”  We have eight provisional patent applications, and fifteen non-provisional patent applications pending in the U.S. In addition, we have fourteen pending patent applications in countries outside the U.S. and one Patent Cooperation Treaty (PCT) application.

We have been granted trademark protection for the word NEONODE in the U.S., the European Union (EU), Sweden, Norway, and Australia. In addition we have filed an application for the word NEONODE in the U.S. to cover additional goods including touchscreen controller Application Specific Integrated Circuits (ASIC). We have been granted protection for the figurative mark NEONODE in the U.S., the EU and Sweden. Additional applications for the figurative trademark are still pending in Switzerland, China and Russia. We have been granted trademark protection for the word zForce in the U.S. and EU. In addition we have filed an application for the word zForce in the U.S. to cover additional goods including touchscreen controller ASICs. We filed applications for the trademarks ALWAYSON, ALWAYSON TOUCH and MULTI-SENSING in the U.S.

The Company’s user interface software described in some of the aforementioned patent applications may also be protected by copyright laws in most countries, including Sweden and the EU (which do not grant patent protection for the software itself), if the software is new and original. Protection can be claimed from the date of creation.

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

Our sales force and marketing operations are managed out of our corporate headquarters in Stockholm, Sweden, and our current sales force is comprised of sales offices located in Sweden, South Korea, the Netherlands and the U.S.

Research and Development

We continue to invest in research and development of current and emerging technologies that we deem critical to maintaining our competitive position in the touchscreen user interface markets. Many factors are involved in determining the strategic direction of our product development focus, including trends and developments in the marketplace, competitive analyses, market demands, business conditions, and feedback from our customers and strategic partners. In both fiscal years 2011 and 2010, we spent $1.9 million in each year on research and development activities.

We carefully monitor innovations in other technologies and are constantly seeking new areas for application of zForce. We have developed a technology roadmap that we believe will result in a steady stream of new innovations and areas of use.

Our research and development is predominantly in-house, but is also done in close collaboration with external partners and specialists. Our development areas can be divided into the following areas:

Software
Optical
Mechanical
Electrical
Industrial Design

Recent Developments

•	On March 12, 2012, we signed a technology license agreement with IDT Technology Limited, a subsidiary of Oregon Scientific for the use of our touch technology in a children’s tablet device.

•
On February 29, 2012, we filed a Certificate of Correction with the Secretary of State of Delaware effectively reducing the amount of our authorized shares from 848,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock to 70,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. This correction reflects the new capital structure of the Company following its 1-for-25 reverse split that became effective at the close of business on March 25, 2011.

•
On February 21, 2012, we announced the release of our newly developed Multi-Sensing technology that provides a new way for machines to communicate with the human senses, and enables a far more augmented and profound user experience than traditional touch. Multi-Sensing was developed to help OEMs and device manufacturers differentiate themselves in a competitive market. Ready to be implemented into a wide range of commercial devices such as smart phones, tablets and automotive touch displays, Neonode’s Multi-Sensing technology can be used for, but is not limited to, intuitive gaming, industrial design, and 3D modeling. This cutting-edge technology identifies any object and determines its size, pressure, depth, speed and the proximity of an object to a surface. It uses light with zero latency that can sense and determine objects like a pen, brush, bare/gloved finger or larger objects like a hand, at very high speed.

•
On January 30, 2012, our Board of Directors adopted an amendment to our 2006 Equity Incentive Plan (the “2006 Plan”) to increase the number of shares of common stock authorized by issuance under the 2006 Plan by an additional two million (2,000,000) shares.

•
On January 19, 2012, we signed a technology license agreement with an OEM related to the use of our touchscreen technology for a universal color touch display for Tablet PCs. In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $65,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract in 2012.

•
On January 15, 2012, we signed a technology license agreement with a global top 5 printer OEM to use our touchscreen technology in a series of printers.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $50,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract in 2012.

•
On January 10, 2012, the U.S. Patent and Trademark Office issued to us patent number 8,095,879 for sweep gesture user interfaces. The patent covers activating a function in response to a touch-and-glide operation on a touch sensitive surface. This patent complements Neonode’s U.S. patents 7,880,732 and 8,068,101 for small to midsize touchscreen devices. The patented technology is marketed and sold as Neonode’s offer to OEMs and ODMs.

•	On January 4, 2012, we signed a technology license agreement with a global OEM to use our touchscreen technology in a series of GPS devices.

•
On December 14, 2011, following the consummation of a financing in which the gross proceeds to the Company were in excess of $5 million, the remaining outstanding principal balance of Convertible Notes (approximately $3.7 million), plus accrued interest (approximately $130,000), was automatically converted  into 1,513,228 shares of our common stock. In addition, we issued 99,461 shares of common stock related to the bonus interest feature associated with the mandatory conversion of the debt. As of December 31, 2011, all of the March and April 2011 Convertible Notes, plus accrued interest, was paid in cash or converted into shares of common stock.

•
On December 13, 2011, we sold 3,000,000 shares of common stock of the Company, par value $0.001 per share, in a public offering pursuant to a Registration Statement on Form S-3. The shares were sold at a price of $4.00 per share. The net proceeds to the Company from this offering were $11.2 million, after deducting the underwriting discount but before deducting other estimated offering expenses of approximately $0.4 million payable by the Company. As part of the offering, the underwriter,  Cowen and Company, LLC (the "Underwriter"), sold 1,000,000 shares held by Per Bystedt, our executive chairman, and Thomas Eriksson, our chief executive officer (together, the “Selling Stockholders”).  In addition, the Underwriter exercised its over-allotment option and sold an additional 600,000 shares held by the Selling Shareholders. The Company did not receive any proceeds from the sale of any shares by the Selling Stockholders or upon the exercise by the Underwriter of its over-allotment option. The Company anticipates using the net proceeds from the offering primarily for general corporate purposes, including capital expenditures and working capital.

•
In October and November 2011 note holders of $575,000 of the original approximately $4.2 million Convertible Notes exercised their right to convert their notes and accrued interest and were issued 232,125 shares of our common stock.

•
In March 2011 we issued convertible notes (the “Convertible Notes”) to investors who loaned the Company an aggregate of approximately $4.2 million. The Convertible Notes were subject to automatic conversion into shares of our common stock, at a conversion price of $2.50 per share, in the event we consummated a financing in the amount of at least $5 million or our common stock was traded at a price of $6.25 or higher for five (5) consecutive trading days.

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

Today’s market leading touch technologies, i.e., resistive and capacitive technologies make use of a “touch sensor/window” or an overlay in combination with a controller IC to function. In comparison zForce use a “lightguide” (to reflect and focus light) together with some standard IC components to operate.

Neonode licenses the complete solution to its customers thus there is no need for a 3rd party to assemble the touch sensor with the controller (called module maker), a step that adds costs to the complete solution.

Below is a comparison table for resistive, capacitive (2 types) and zForce touch technologies. Some of zForce’s unique selling points include low power, low cost and low weight in combination with a 100 % transparent touch window.

Technology License Agreements

As of December 31, 2011, we have entered into twelve technology license agreements compared to four technology license agreements as of December 31, 2010. We have signed three additional technology license agreements with customers subsequent to December 31, 2011.  The products related to these license agreements are e-Readers, Tablet PCs, mobile phones, commercial and consumer printers, automotive consoles and GPS devices.

We are dependent on a number of OEM customers and the loss of any one of these customers could have a material adverse effect on our future revenue stream.  In the short term, we anticipate that we remain dependent on a limited number of customers for substantially all of our future revenues. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on our business, operating results and cash flows.

Our accounts receivable as of December 31, 2011 was due from five customers. Our revenues for the year ended December 31, 2011 was earned from seven customers. Our customers are located in the U.S., Europe and Asia. Customers which accounted for 10% or more of our net revenues during the year ended December 31, 2011 are as follows:

•	Amazon accounted for 40%
•	Barnes & Noble accounted for 26%
•	Sony Corporation accounted for 21%
•	KOBO Inc. accounted for 11%

Our accounts receivable as of December 31, 2010 was due from six customers. Our net revenues for the year ended December 31, 2010 was earned from seven customers, of which two customers accounted for approximately 84% of our net revenues for the year.

Employees

On December 31, 2011, we had thirty full-time employees and one part-time employee. We augment our staff with consultants on an “as needed” basis. There were a total of twenty-two full-time and one part-time employee located in our corporate headquarters in Stockholm, Sweden.  Six employees are located in a branch office in the United States, one employee is a resident of South Korea, and one employee is a resident of Israel. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Business

We may require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

Although we recently raised over $11 million in a public offering, we may in the future require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating for at least the next twelve months.   However, if our operations do not become cash flow positive, we will be forced to seek credit line facilities from financial institutions, additional private equity investment, or debt arrangements.  No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all.  If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.  In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We have never been profitable and we anticipate significant additional losses in the future.

Neonode Inc. was formed in 1997 and reconstituted in 2006 as a holding company, owning and operating Neonode AB, which had been formed in 2004. We had been primarily engaged in the business of developing and selling mobile phones. Following the liquidation of Neonode AB, we implemented a new strategy for our business.  We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. We were not successful in selling mobile phones and have refocused our business on licensing our touchscreen technology. We may not be successful in growing our technology licensing business. Our success will depend on many factors, including, but not limited to:

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	the announcement or introduction of new products or technologies by our competitors;
•	our ability to upgrade and develop our products and infrastructure to accommodate growth;
•	our ability to attract and retain key personnel in a timely and cost effective manner;
•	technical difficulties;
•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
•	general economic conditions as well as economic conditions specific to the hand-held device and/or touchscreen industry.

As a result of our limited operating history and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately.  We have based our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material and adverse effect on our business, results of operations, and financial condition.  Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.

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

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, inability to deliver new products to meet customers’ demand, possible product and technology defects, and potentially unfamiliar sales and support environments. Premature announcements or leaks of new products, features, or technologies may exacerbate some of these risks. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations, and financial condition.

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

We will need to improve the effectiveness and breadth of our sales efforts in order to increase market awareness and sales of our technologies, especially as we expand into new market segments. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Likewise, our efforts to improve and refine our products require skilled engineers and programmers. Competition for professionals capable of expanding our research and development efforts is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire, or retain qualified sales, marketing, and technical personnel, our ability to achieve future revenue may be adversely affected.

We will need to increase the size of our organization, and we may be unable to manage our growth effectively.

Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition.  We anticipate that expansion of our organization will be required to address internal growth to handle licensing and research activities.  This expansion may place a significant strain on management, operational, and financial resources.  To manage the expected growth of our operations and personnel, we must both improve our existing operational and financial systems, procedures, and controls, and implement new systems, procedures, and controls.  We must also expand our finance, administrative, and operations staff. Our current personnel, systems, procedures, and controls may not adequately support future operations.  Management may be unable to hire, train, retain, motivate, and manage the necessary personnel, or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

We are dependent on the services of our key personnel.

We are dependent on our current management for the foreseeable future. The loss of the services of any member of management could have a materially adverse effect on our operations and future prospects.

We are dependent on a limited number of customers.

Our accounts receivable as of December 31, 2011 was due from five customers. Our net revenues for the year ended December 31, 2011 was earned from seven customers. Our customers are located in the U.S., Europe and Asia. Customers which accounted for 10% or more of our net revenues during the year ended December 31, 2011 are as follows:

•	Amazon accounted for 40%
•	Barnes & Noble accounted for 26%
•	Sony Corporation accounted for 21%
•	KOBO Inc. accounted for 11%

In the future, the loss of any of these customers, a reduction in net revenues to any of these customers for any reason, or a failure of any of these customers to fulfill their financial or other obligations due to us could have a material adverse affect on our business, financial condition, and future revenue stream.

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

Further deterioration in the state of the global economy and financial market conditions could adversely affect our ability to conduct business and our results of operations.

Global economic and financial market conditions, including severe disruptions in the credit markets and the continuing impact of the recent global economic recession may materially impact our customers and other parties with whom we do business.  Continued or further deterioration in general economic and financial market conditions could materially adversely affect our financial condition and results of operations.  Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, decreased ability to accurately forecast future product trends and demand, and a negative impact on our ability to timely collect receivables from our customers.  The foregoing economic conditions may lead to increased levels of bankruptcies, restructurings, and liquidations for our customers, scaling back of research and development expenditures, delays in planned projects, and shifts in business strategies for many of our customers.  Such events could, in turn, adversely affect our business through loss of revenues.

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

If we are unable to gain market acceptance of our touchscreen technologies, we will experience continuing operating losses and negative cash flow from our operations. Any failure to achieve or maintain profitability could negatively impact the market price of our common stock. We anticipate that we will continue to incur product development, sales and marketing, and administrative expenses. As a result, we will need to generate significant quarterly revenues if we are to achieve and maintain profitability. A substantial failure to achieve profitability could make it difficult or impossible for us to grow our business. Our business strategy may not be successful, and we may not generate significant revenues or achieve profitability. Any failure to significantly increase revenues would also harm our ability to achieve and maintain profitability. If we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that could delay or prevent a change in control.

Our board of directors has the authority to issue up to 1,000,000 shares of Preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any Preferred stock that may be issued in the future. The issuance of Preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain other provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

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

Future sales of our common stock by our stockholders could negatively affect our stock price.

Sales of a substantial number of shares of our common stock in the public market by our stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  All of the shares of common stock sold in our recent public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, and thus the price of our common stock may decline.

Future sales of our common stock by us could adversely affect its price, and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

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

We will have broad discretion in using the net proceeds from our recent public offering, and the benefits from our use of the proceeds may not meet investors' expectations.

Our management will have broad discretion over the allocation of our net proceeds from our recent public offering as well as over the timing of their use without stockholder approval.  We have not yet determined how the net proceeds from our recent public offering will be used, other than for working capital and other general corporate purposes.  As a result, investors will be relying upon management's judgment with only limited information about our specific intentions for the use of our net proceeds from this offering.  Our failure to apply these proceeds effectively could cause our business to suffer.

If securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that securities analysts and other third parties choose to publish about us.  We do not control these analysts or other third parties.  The price of our common stock could decline if one or more securities analysts downgrade our common stock or if one or more securities analysts or other third parties publish inaccurate or unfavorable research about us or cease publishing reports about us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,207 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $6,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $66,000 per year including property tax (excluding VAT). This lease has a notice period of 3 months.

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014, with a 9 month notice period. The contract will be extended for an additional 3 years if it is not terminated according to the terms in the contract.

On March 18, 2011, we entered into a twelve month lease with CA-Santa Clara Office Center Limited Partnership for approximately 1,718 square feet of office space located at 2700 Augustine Drive, Suite 100, Santa Clara, California, USA for approximately $2,647 per month. The lease expires on April 30, 2012.

On March 22, 2012, we entered into a 39 month lease with 2350 Mission Investors LLC for approximately 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054  USA. The initial lease payment is approximately $7,000 per month, increasing to $7,700 per month over the term of the lease. The annual payment for this space equates to approximately $84,000 per year.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over the Counter Bulletin Board Market (OTCBB) under the symbol NEON.OB. As of December 31, 2011, there were approximately 2,611 shareholders of record of our common stock.

Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2011
High	$3.35	$4.40	$4.70	$5.97
Low	$1.25	$2.95	3.40	$4.00
Fiscal 2010
High	$1.00	$1.25	$2.00	$2.00
Low	$0.50	$0. 50	0.75	$1.50

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect our analysis only as of the date hereof, and we do not assume any obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. The following discussion should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 and the related notes included therein.

Overview

Neonode Inc provides optical infrared touchscreen solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touchscreen technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical infrared touchscreen technology zForce®. zForce can be applied on any flat surface such as Liquid Crystal Displays (LCD), Electronic Paper Displays (EPD) or as a Mouse Pad and can be incorporated into all types of devices, enabling touch detection for any type of object (finger, pen, glove or brush). In addition the zForce touch solution has a low total weight and building height, thus enabling greater industrial design flexibility. Since nothing is layered on top of the display, the zForce solution provides 100% optical transparency, which improves image quality, reduces glare, and improves battery life.

We have recently developed our Multi-Sensing technology to help OEMs and device manufacturers differentiate themselves in a competitive market. Ready to be implemented into a wide range of commercial devices such as smart phones, tablets and automotive displays, our Multi-Sensing technology can be used for, but is not limited to, intuitive gaming, industrial design, and 3D modeling.

Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce and software which, together with standard components from partners, create a complete optical touchscreen solution. zForce is currently being integrated into products such as mobile phones, automotive products, e-Readers, printers, GPS devices and Tablet PC’s. It should be noted that our licensing model provides the added benefit of allowing us to grow revenues exponentially without the need of increasing costs at anywhere near the same rate to support the revenue growth.

We have incurred net operating losses and negative operating cash flows since inception. As of December 31, 2011, we had an accumulated deficit of $129.3 million. During the years ended December 31, 2011 and 2010, we raised approximately $15.5 million and $4.0 million, respectively, of net cash proceeds though the sale of our securities and convertible debt. We may incur additional losses on a quarterly basis during 2012, but do expect to generate net income and positive operating cash flows for the year ended December 31, 2012. We believe we have sufficient cash to operate for the remainder of 2012, and thereafter, expect to receive sufficient cash from customer license agreements currently in place to operate for at least the next twelve months.

Our success is dependent on our obtaining sufficient capital or operating cash flows to fund our operations and to develop our technology and bringing such technology to the worldwide market. To achieve our objectives, we may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to stockholders and may contain restrictive covenants.

In addition, we are subject to certain risks common to technology-based companies in similar stages of development. See “Risk Factors” above. Principal risks include risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements are in conformity with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Neonode Inc. and its wholly-owned subsidiary based in Sweden, Neonode Technologies AB.

All inter-company accounts and transactions have been eliminated in consolidation. The accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The historical experience and assumptions form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are some of the more critical accounting policies and related judgments and estimates used in the preparation of our consolidated financial statements.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectibility of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, the fair value of derivative instruments, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S. and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. As of December 31, 2011, the Company has approximately $1.2 million in excess of this limit.

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

 Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. As of December 31, 2011, Neonode meets all the accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers.   For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) customer distributes or license the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured.

Prior to September 30, 2011, we deferred the technology license fee revenue until such time as the warranty period stipulated in the applicable license agreement expired because we did not have sufficient historical experience in estimating potential warranty costs.  From June 2010 to December 31, 2011, we entered into 12 technology license contracts with customers.  During that time there were no warranty related costs incurred for any customer products after they have been released to market.  During the quarter ended September 30, 2011, the Company performed an analysis and determined that it had sufficient historical evidence regarding estimated warranty costs and therefore began recognizing technology license fee revenues, net of warranty costs, if any, as the products incorporating the Neonode technology are distributed or licensed by our customers, assuming all other revenue recognition criteria have been met.  Our customers report to us the quantities of products distributed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2011.

Hardware Products:

We may from time-to-time develop custom hardware products for our customers that incorporate our touch technology. Our policy is to recognize revenue from hardware product sales when title transfers and risk of loss has passed to the customer, which is generally upon shipment of our hardware products to our customers. We will estimate expected sales returns and record the amount as a reduction of revenue and cost of hardware and other revenue at the time of shipment. To date, we have not sold any hardware products.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2011 and 2010 were approximately $241,000 and $28,000, respectively.

Product Research and Development
Research and development (“R&D”) costs are expensed as incurred. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets ranging from three to five years as follows:

Computer equipment	3 years
Furniture and fixtures	5 years

Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset or term of the lease, whichever is shorter.

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $44,000 and $23,000 during the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, our foreign currency translation gains totaled $76,000 and $33,000, respectively.

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

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

We account for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. The relative fair value of the warrants is recorded as a debt discount and amortized to expense over the life of the related debt using the straight line method, which approximates the effective interest method. At each balance sheet date, we make a determination if these warrant instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

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

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the year ended December 31, 2011 and 2010, respectively, exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component in stockholders’ equity (deficit) and comprehensive income (loss).

Income taxes

We account for income taxes in accordance with accounting guidance. Accounting guidance requires recognition of deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets when, in our opinion, realization is uncertain based on the “not more likely than not” criteria of the accounting guidance.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2011 and 2010. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the provisions of the accounting, which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with the accounting guidance.

 Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.50 and 7.21 Swedish Krona to one U.S. Dollar for the years ended December 31, 2011 and 2010, respectively. The exchange rate for the consolidated balance sheets was 6.92 and 6.78 Swedish Krona to one U.S. Dollar as of December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, payables and derivatives are deemed to approximate fair value due to their short maturities. The carrying amounts of convertible debt cannot be reasonably determined since no quoted market prices exist for these instruments and quoted prices for similar instruments cannot be located.

Deferred Revenue

Engineering development fees are recorded as deferred revenue until such time as the engineering services have been provided.

As of December 31, 2011, we have $1.5 million of deferred license fee revenue related to a prepayment for future license fee from one customer and a total of $0.4 million of deferred engineering development fees from four customers. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under these contracts by the fourth quarter of 2012.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements, which amends the revenue guidance under ASC Topic 605, Revenue Recognition , which describes the accounting for multiple-element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company adopted ASU 2009-13 on January 1, 2011 and determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement ("ASU 2011-04"). ASU 2011-04 amends existing guidance to achieve convergence in measurement and disclosure between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 is effective for fiscal year 2012. The Company is currently evaluating the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  The provisions of ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Certain provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s consolidated statements of operations and the addition of a consolidated statement of comprehensive income (loss).  The adoption of ASU No. 2011-05 will have no impact on the Company’s consolidated balance sheet.

Results of Operations

Net Revenue

Net revenue for the year ended December 31, 2011 was $6.1 million, compared to $440,000 for the year ended December 31, 2010. Our net revenue for the year ended December 31, 2011 included $5.8 million from technology license fees and $287,000 in non-recurring engineering services related to our touchscreen solution for various customers. Under the terms of one of our contracts entered into in 2010, the customer prepaid $3.0 million of technology licenses prior to shipment of its first product. The $3.0 million pre-payment was included in deferred revenue as of December 31, 2010 and will be amortized to revenue as units are sold. For the year ended December 31, 2011, $1.5 million in license fees related to products shipped in 2011 have been recognized as revenue, and as of December 31, 2011, $1.5 million remains in deferred revenue. Our net revenue for the year ended December 31, 2010 was $440,000 and includes $387,000 in fees for engineering design services, $50,000 for the sale of components, and $3,000 from technology license fees related to our touchscreen solution for our customers.

As of December 31, 2011, we had twelve signed technology license agreements with global OEMs. Six of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2012. Sony Corporation is currently shipping the “Sony Reader Wi-Fi PRS-T1” model. Koobe Inc. began shipping the “Jin Yong e-Reader” in limited quantities to the Chinese market in December 2010 but ceased shipments in the first quarter of 2011. Kobo Inc. is currently shipping the “Kobo eReader Touch”; Barnes & Noble Inc. is currently shipping “The Simple Touch Reader” Nook e-Reader; Amazon is currently shipping the Kindle Touch and Kindle Touch 3G e-Readers; and Onyx began shipping e-Reader products in December 2011. All of these products incorporate Neonode’s zForce touch technology.

In the first quarter of 2012, we signed technology license agreements with four new customers in the GPS, Tablet PC, printing and office equipment, and imaging markets. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as printer products, GPS devices, e-Readers, Tablet PCs, touch panels for automobiles, household appliances, mobile phones and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

Current and future drivers of the touchscreen market include mobile phones, printers, automotive, household appliances, tablet PCs, e-Readers, navigation screens, etc. The proliferation and mass market acceptance of touchscreens have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments. The typical sales cycle is nine to eighteen months with new customers while existing customer lead times are typically six to nine months. During the initial cycle, there are three phases: evaluation, design, and commercialization.  In the evaluation phase, prospects validate the Neonode technology using a Neonode evaluation kit and may produce short runs of prototype products. During the design phase, true product development and solution definition begins.  This phase tends to be the longest and delays typically occur which may extend the term of the overall cycle.  In the final phase, commercialization, the customer enters into full production mode, ships products to the market and Neonode earns its license revenue.

Gross Margin

Gross margin was $5.2 million and $172,000 for the years ended December 31, 2011 and 2010, respectively. Our cost of revenues includes the direct cost of production of the components plus the costs of Company employed engineering personnel plus engineering consultants to complete the engineering design contract.

Product Research and Development

Product research and development (R&D) expenses for each of the years ended December 31, 2011 and 2010 were $1.9 million. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

We continue to pursue and expand R&D expenditures on the development of our touchscreen and other technologies. We have a development roadmap based on our touchscreen and other technologies. As of December 31, 2011, our R&D department had eighteen full-time employees compared to eight full-time employees and one part-time consultant at December 31, 2010.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2011 were $1.8 million, compared to $566,000 for the year ended December 31, 2010. This increase in 2011 as compared to 2010 is primarily related to an increase in sales personnel, marketing, trade shows and travel expenses. As of December 31, 2011, our sales and marketing department has nine full-time employees, compared to three employees at December 31, 2010.

Our sales activities focus primarily on OEM customers who will integrate our touchscreen technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (G&A) expenses for the year ended December 31, 2011 were $3.5 million, compared to $3.6 million for the year ended December 31, 2010. This slight decrease in 2011 as compared to 2010 is primarily related to a decrease in non-cash fair value of warrants issued to employees that was partially offset by an increase in patent related legal fees and financial consultant costs.

As of December 31, 2011 and 2010, we had three employees and one part-time consultant in our G&A department fulfilling management and accounting responsibilities.

Amortization of Fair Value of Stock Issued to Related Parties for Purchase of Neonode Technologies AB

On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the "Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 19,800 shares of the Company’s Series A Preferred stock.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly owned subsidiary of the Company.   The Neonode Technologies AB Stockholders are or were employees of us and/or Neonode AB, and as such were related parties.

The fair value of the conversion feature of the 19,800 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that were converted into a total of 9,516,447 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction was essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock has been amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. For the year ended December 31, 2010, $3.2 million has been recorded as compensation expense in our consolidated statement of operations.

Interest and Other Expense

Interest expense for the year ended December 31, 2011 was $288,000, compared to $179,000 for the year ended December 31, 2010. The increase is primarily due to an increase in the debt outstanding from $2.8 million at December 31, 2010 to $4.2 million for the majority of the year ended December 31, 2011.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $44,000 and $23,000 during the years ended December 31, 2011 and 2010, respectively. Foreign currency translation gains were $76,000 and $33,000 during the years ended December 31, 2011 and 2010, respectively.

Non-Cash Items Related to Debt Discounts and Deferred Financing Fees and the Valuation of Conversion Features and Warrants

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants for the year ended December 31, 2011 was $14.7 million, compared to $20.0 million for the year ended December 31, 2010. The amount in the current year includes $8.6 million in net change in derivative liabilities, $4.3 million of debt discount and debt issuance cost amortization, $1.5 million in excess amount of debt discount recognized as interest expense associated with derivatives, and $0.4 million associated with the fair value of shares issued for bonus interest related to the automatic conversion of the Senior Convertible Secured Notes - 2011. The amount in the prior year includes $16.3 million in net change in derivative liabilities, $2.7 million of debt discount and debt issuance cost amortization, and $1.0 million in excess amount of debt discount recognized as interest expense associated with derivatives.

Loss on extinguishment of debt

Loss on extinguishment of debt for the year ended December 31, 2010 of $2.4 million was primarily the result of the warrant repricing and debt extension financing transaction that was consummated in the prior year. During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011. In addition, holders of 2,766,857 stock purchase warrants also agreed to exercise their previously granted three-year warrants for a discounted exercise price. In accordance with relevant accounting guidance, the transaction qualified for debt extinguishment accounting.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2011 and 2010, respectively. We recorded valuation allowances in 2011 and 2010 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $17.1 million for the year ended December 31, 2011, compared to a net loss of $31.6 million in the comparable period in 2010.

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

We have six current active customers for our touchscreen technology and an additional nine customers with signed license agreements currently in the product development stage. In most circumstances, our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from our technology license agreements.

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at December 31, 2011 were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At December 31, 2011, we had cash of $12.9 million, as compared to $911,000 at December 31, 2010. In the year ended December 31, 2011, $3.5 million of cash was used in operating activities, primarily as a result of our net loss increased by the following non-cash items (in thousands):

Depreciation and amortization	$26
Stock-based compensation expense	550
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	14,735
Total adjustments to reconcile net loss to net cash used in operating activities	$15,311

Working capital (current assets less current liabilities) was $13.6 million at December 31, 2011, compared to an adjusted working capital (current assets less current liabilities not including non-cash liabilities related to warrants and embedded derivatives) deficit of $3.2 million at December 31, 2010.

In the years ended December 31, 2011 and 2010, we purchased $114,000 and $14,000, respectively of fixed assets, consisting primarily of computers and engineering equipment.

During the year ended December 31, 2010, we received proceeds from a private placement of convertible notes totaling $1.6 million and converted $163,000 of accounts payable to convertible debt that were converted, at the holder’s option, into 3,521,423 shares of our common stock at a conversion price of $0.50 per share. The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued common stock or convertible notes at a lower conversion price than $0.50 during the period that the notes were outstanding. These convertible notes that were due on December 31, 2010 were extended until June 30, 2011and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. In addition, we issued 1,760,711 three year warrants to the convertible note holders with an exercise price of $1.00 per share (see below).

During March and April 2011, we received an aggregate of $4.2 million in cash proceeds related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that was scheduled to mature on March 1, 2014, and that was convertible at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The loan would automatically convert into shares of our common stock in the event that on or before the loan due date either (a) the Company’s common stock traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummated a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest was not repaid by the Company by the due date, and the Investor had not previously converted the loan, the investor’s sole remedy for such non-payment was the payment of additional annual interest at a rate of 10% per year.  The accrued interest was payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on September 30 and December 31 of each year.

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

On December 13, 2011, the Company sold 3,000,000 shares of common stock of the Company, par value $0.001 per share, in a public offering pursuant to a Registration Statement on Form S-3.  The net proceeds to the Company from this offering was $11.2 million, after deducting the underwriting discount but before deducting other estimated offering expenses of approximately $0.4 million payable by the Company.

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, additional private equity investment or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Neonode Inc.

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 30, 2012

NEONODE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$12,940	$911
Accounts receivable	3,345	151
Debt issuance costs, net	--	4
Prepaid expenses and other current assets	234	161
Total current assets	16,519	1,227

Property and equipment, net	108	24

Total assets	$16,627	$1,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$447	$442
Accrued expenses	601	643
Deferred revenue	1,906	540
Convertible debt, net of discounts	--	2,772
Embedded derivatives of convertible debt and warrants	--	6,718
Total current liabilities	2,954	11,115
Total liabilities	2,954	11,115

Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
Series A Preferred stock, 444,541 shares authorized with par value of $0.001 per share;
83 and 166 shares issued and outstanding
at December 31, 2011 and 2010, respectively . (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to
par value of $0.001 over the shares of common stock)	--	--
Series B Preferred stock, 54,425 shares authorized with par
value of $0.001; 114 and 141 shares
issued and outstanding at December 31, 2011 and 2010, respectively.
(In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of
common stock)	--	--
Common stock, 70,000,000 and 848,000,000 shares authorized at
December 31, 2011 and 2010, respectively, with par value of
$0.001; 32,778,993 and 21,816,602 shares issued and
outstanding at December 31, 2011 and 2010, respectively	33	22
Additional paid-in capital	142,955	102,360
Accumulated other comprehensive income (loss)	13	(63)
Accumulated deficit	(129,328)	(112,183)
Total stockholders' equity (deficit)	13,673	(9,864)
Total liabilities and stockholders' equity (deficit)	$16,627	$1,251

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended
	December 31,
	2011	2010

Net revenues	$6,067	$440
Cost of revenues	908	268
Gross margin	5,159	172

Operating expenses:
Product research and development	1,858	1,873
Sales and marketing	1,812	566
General and administrative	3,533	3,588
Amortization of fair value of stock issued to related parties for purchase of
Neonode Technologies AB (formerly AB Cypressen)	--	3,168

Total operating expenses	7,203	9,195

Operating loss	(2,044)	(9,023)

Other expense:
Interest and other expense	(288)	(179)
Loss on extinguishment of debt	--	(2,416)
Non-cash items related to debt discounts and deferred financing fees
and the valuation of conversion features and warrants	(14,735)	(19,963)
Total other expense	(15,023)	(22,558)

Loss before provision for income taxes	(17,067)	(31,581)

Provision for income taxes	78	45
Net loss	$(17,145)	$(31,626)

Loss per common share:

Basic and diluted loss per share	$(0.64)	$(1.73)
Basic and diluted – weighted average shares used in per share computations	26,784	18,293

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(Amounts in thousands)

	Common stock shares issued	Common stock amount	Additional paid-in- capital	Series A Preferred stock shares issued	Series A Preferred stock amount	Series B Preferred stock shares issued	Series B Preferred stock amount	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ equity (deficit)	Other comprehensive loss
Balances, January 1, 2010	16,659	$17	$74,288	3	$-	1	$-	$(96)	$(80,557)	$(6,348)

Employee stock option and warrant compensation expense	-	-	2,262	-	-	-	-	-	-	2,262

Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB (formerly AB Cypressen)	-	-	3,168	-	-	-	-	-	-	3,168

Reclassification of derivative liabilities to additional paid-in capital	-	-	19,286	-	-	-	-	-	-	19,286

Common stock issued to settle lawsuit	498	-	647	-	-	-	-	-	-	647

Exchange of Series A Preferred Stock for common stock	1,577	2	(2)	(3)	-	-	-	-	-	-

Exchange of Series B Preferred Stock for common stock	73	-	-	-	-	(1)	-	-	-	-

Proceeds for issuance of warrants	-	-	49	-	-	-	-	-	-	49

Common stock issued upon conversion of debt including beneficial conversion feature amounts	186	-	179	-	-	-	-	-	-	179

Common stock issued to brokers	57	-	65	-	-	-	-	-	-	65

Common stock issued to investors in the 2010 warrant repricing financing transaction	2,767	3	2,418	-	-	-	-	-	-	2,421

Foreign currency translation adjustment	-	-	-	-	-	-	-	33	-	33	33

Net loss	-	-	-	-	-	-	-	-	(31,626)	(31,626)	$(31,626)

Comprehensive loss											(31,593)

Balances, December 31, 2010	21,817	22	102,360	-	-	-	-	(63)	(112,183)	(9,864)

Stock option and warrant compensation expense to employees and vendors	-	-	550	-	-	-	-	-	-	550

Common stock issued upon exercise of warrants	543	1	514	-	-	-	-	-	-	515

Proceeds from sale of common stock, net of offering costs	3,000	3	10,784	-	-	-	-	-	-	10,787

Reclassification of derivative liabilities to additional paid-in capital	-	-	20,075	-	-	-	-	-	-	20,075

Fair value of warrants issued in connection with issuance of 2011 Senior Secured Convertible Debt	-	-	937	-	-	-	-	-	-	937

Exchange of Series A Preferred Stock for common stock	40	-	-	-	-	-	-	-	-	-

Exchange of Series B Preferred Stock for common stock	6	-	-	-	-	-	-	-	-	-

Common stock issued upon conversion of outstanding convertible debt and accrued and bonus interest	7,313	7	7,615	-	-	-	-	-	-	7,622

Common stock issued for settlement of accrued expenses	60	-	120	-	-	-	-	-	-	120

Foreign currency translation adjustment	-	-	-	-	-	-	-	76	-	76	76

Net loss	-	-	-	-	-	-	-	-	(17,145)	(17,145)	$(17,145)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	$(17,069)

Balances, December 31, 2011	32,779	$33	$142,955	-	$-	-	$-	$13	$(129,328)	$13,673

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,145)	$(31,626)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense to employees and vendors	550	5,430
Fair value of common stock issued in settlements	--	647
Depreciation and amortization	26	11
Loss on extinguishment of debt	--	2,416
Debt discounts and deferred financing fees and the valuation
of conversion features and warrants	14,735	19,963
Changes in operating assets and liabilities:
Accounts receivable	(3,228)	(146)
Prepaid expenses and other current assets	(79)	(16)
Accounts payable and accrued expenses	322	(414)
Deferred revenue	1,366	540
Net cash used in operating activities	(3,453)	(3,195)

Cash flows from investing activities:
Purchase of property and equipment	(114)	(14)
Net cash used in investing activities	(114)	(14)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	4,228	1,597
Repayment of convertible debt	(25)	--
Proceeds from exercise of warrants	515	49
Proceeds from issuance of common stock,
warrant repricing and preferred stock	10,787	2,421
Net cash provided by financing activities	15,505	4,067
Effect of exchange rates on cash	91	25

Net increase in cash	12,029	883
Cash at beginning of year	911	28
Cash at end of year	$12,940	$911

Supplemental disclosure of cash flow information:
Interest paid in cash	$27	$180
Supplemental disclosure of non-cash transactions:

Exchange of preferred stock for common stock	$--	$806
Reclassification of derivative liabilities to additional paid-
in-capital upon conversion of debt and exercise of warrants	$20,075	$19,286
Value of shares of common stock and warrants issued to
brokers in connection with financing, recorded as debt
issuance costs and debt discount	$--	$129
Debt issuance costs recorded as part of 2011 financing transaction	$35	$--
Debt discount recorded as part of convertible debt financing
transactions, including warrants issued in financing transactions	$4,228	$1,761
Accounts payable converted in 2010 convertible debt offering	$--	$163
Accrued expenses settled with shares of common stock	$120	$--
Conversion of debt and accrued interest to shares of common stock	$7,222	$179
Debt issuance costs recorded in connection of debt
extinguishment transactions	$20,075	$4,336
Reduction of derivative liabilities upon conversion of debt and
exercise of warrants	$--	$8

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.     Nature of the business and operations

Background and Organization

Neonode Inc. was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a Share Exchange Agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary.  Together, Neonode Inc. and Neonode Technologies AB are known as “we,” “us,” “our”, or the “Company.”

On December 9, 2008, our former wholly owned subsidiary, Neonode AB, filed for liquidation under the Swedish bankruptcy laws. Effective with Neonode AB’s bankruptcy filing on December 9, 2008, Neonode Inc. is no longer in the mobile phone business and there are no known financial obligations related to the accounts payable or other debts of Neonode AB for which Neonode Inc has responsibility.

On December 29, 2008, we entered into a Share Exchange Agreement with Neonode Technologies AB and the stockholders of Neonode Technologies AB:  Iwo Jima SARL, Wirelesstoys AB, and Athemis Ltd (the “Neonode Technologies AB Stockholders”), pursuant to which we agreed to acquire all of the issued and outstanding shares of Neonode Technologies AB in exchange for the issuance of 19,800 shares of Neonode Inc Series A Preferred stock.  Pursuant to the terms of the Share Exchange Agreement, upon the closing of the transaction, Neonode Technologies AB became a wholly owned subsidiary of the Company.   The Neonode Technologies AB Stockholders are or were employees of us and/or Neonode AB, and as such are related parties. Neonode Technologies AB did not have any operations in 2008. The acquisition of Neonode Technologies AB by us did not qualify as a business combination but rather as a merger of entities under common control; accordingly the acquired assets of Neonode Technologies AB are recorded at their historical cost basis of $12,000.

Neonode Technologies AB was formed on December 29, 2008 following the bankruptcy filing on December 9, 2008 of Neonode AB.  Based on Swedish tax considerations, we determined that it would be more efficient to form a new company which would be acquired by Neonode Inc. rather than to re-hire each of the former employees of Neonode AB on an individual basis.  Furthermore, we determined that based on the importance to the Company of retaining the technology and business expertise of the beneficial owners of Neonode Technologies AB and of ensuring our ability to continue to develop our technology, in exchange for complete ownership of Neonode Technologies AB, we were prepared to issue to the Neonode Technologies AB Stockholders shares representing approximately 49.5% of the Company.  However, since we did not have a sufficient number of unissued shares of common stock at that time to issue shares of common stock representing 49.5% of the Company as well as enter into the other Refinancing Agreements, we decided that in exchange for all of the shares of Neonode Technologies AB we would issue shares of Series A Preferred stock at a ratio such that assuming an increase in the Company’s authorized share capital and an increase in the conversion rate to 480.63 shares of common stock for each shares of Series A Preferred stock, the Neonode Technologies AB Stockholders would own in the aggregate an amount of shares equal to approximately 49.5% of the Company after completion of our refinancing and capital raising activities.  Nevertheless, pursuant to the Share Exchange Agreement, we did not guarantee that either the Company’s authorized share capital would be increased or that the conversion rate would be increased to 480.63 shares of common stock for each shares of Series A Preferred stock (See Note 9).

The fair value of the Series A Preferred Stock issued to the Neonode Technologies AB Stockholders in excess of the $12,000 cash balance is accounted for as compensation.  Pursuant to the Share Exchange Agreement, the beneficial owners of the Neonode Technologies AB Stockholders agreed to remain employees of Neonode Technologies AB for a period of 18 months.  In addition, each of the beneficial owners of the Neonode Technologies AB Stockholders signed a repurchase agreement with the Company granting the Company a lapsing repurchase right to purchase the Series A Preferred stock held by such Neonode Technologies AB Stockholder in the event the beneficial owner’s employment with Neonode Technologies AB is terminated other than for cause prior to the expiration of 18 months from December 29, 2008.  Each month, 1/18 of the Series A Preferred shares held by the Neonode Technologies AB Stockholders was released from the lapsing repurchase right.   Thus, the fair value of the common stock (as converted from Series A Preferred Stock during 2009 was $9.5 million) issued under the Share Exchange Agreement was amortized on a straight-line basis to compensation expense over the 18-month vesting period that began on January 1, 2009.

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

Operations

Neonode Inc, licenses optical touch solutions for handheld and small to midsized consumer and industrial electronic devices. We license our touchscreen technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who imbed our touch technology into electronic devices that they develop and sell. The cornerstone of our solution is our innovative optical touch, zForce®, which can be applied on any flat surface such as Liquid Crystal Displays (LCD), Electronic Paper Displays (EPD) or as a Mouse Pad, and can be incorporated into all types of devices, enabling touch detection for any type of object (finger, pen, glove or a brush). In addition the zForce touch solution has a minimal total weight and building height, thus enabling greater industrial design flexibility.  Since nothing is layered on top of the display, the zForce solution provides 100% optical transparency, which improves image quality, reduces glare, and improves battery life.

Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not have to contend with the financial and logistical burden of manufacturing products, which is handled by our ODM/OEM clients. We license the right to use zForce and software which, together with standard components from partners, creates a complete optical touchscreen solution. The zForce multi-touch product is our latest release and is currently being integrated into products such as mobile phones, e-Readers, household appliances, printers and office equipment, GPS devices, automobile consoles, games and toys  and tablet PC’s. Our licensing model provides the added benefit of allowing us to grow revenues without the need of increasing costs at anywhere near the same rate to support the revenue growth.

Liquidity

Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and to raise additional funds through debt or equity financings. During 2011, we raised approximately $15.5 million through debt and equity offerings (see Notes 6 and 9).  We believe we have sufficient cash to operate for the remainder of 2012, and thereafter expect to receive sufficient cash from customer license agreements currently in place to operate for at least the next twelve months.

2.     Summary of significant accounting policies

Principles of Consolidation

The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Neonode Inc. and its wholly owned Swedish subsidiary Neonode Technologies AB.  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectibility of accounts receivables, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, the fair value of derivative liabilities, and the fair value of securities such as options and warrants issued for stock-based compensation and in certain financing transactions.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date. If in the future the Company purchases cash equivalents, the Company will consider all highly liquid investments with original maturities of three months of less to be cash equivalents.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S. and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. As of December 31, 2011, the Company has approximately $1.2 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  An allowance for doubtful accounts was not necessary at December 31, 2011 and 2010.

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

Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset or term of the lease, whichever is shorter.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.  At December 31, 2011, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $44,000 and $23,000 during the years ended December 31, 2011 and 2010, respectively. Foreign currency translation gains were $76,000 and $33,000 during the years ended December 31, 2011 and 2010, respectively.

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

Our accounts receivable as of December 31, 2011 was due from five customers. Our net revenues for the year ended December 31, 2011 was earned from seven customers. Our customers are located in the U.S., Europe and Asia. Customers which accounted for 10% or more of our net revenues during the year ended December 31, 2011 are as follows:

•	Amazon accounted for 40%
•	Barnes & Noble accounted for 26%
•	Sony Corporation accounted for 21%
•	KOBO Inc. accounted for 11%

Our accounts receivable as of December 31, 2010 was due from six customers. Our revenues for the year ended December 31, 2010 was earned from seven customers of whom two customers accounted for approximately 84% of our net revenues for the year. Customers which accounted for 10% or more of our net revenues during the year ended December 31, 2010 are as follows:

•	Sony Corporation accounted for 46%
•	Sony Ericsson Mobile Communications AB accounted for 38%

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

We are subject to certain risks common to technology-based companies in similar stages of development. Principal risks include risks relating to the uncertainty of market acceptance for our products, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing patents and intellectual property rights, a reliance on a limited number of suppliers, the uncertainty of demand for our products in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

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

Prior to September 30, 2011, we deferred the technology license fee revenue until such time as the warranty period stipulated in the license agreement expired because we did not have sufficient historical experience in estimating potential warranty costs.  From June 2010 to December 31, 2011, we entered into 12 technology license contracts with customers.  During that time there were no warranty related costs incurred for any customer products after they have been released to market.  During the quarter ended September 30, 2011, the Company performed an analysis and determined that it had sufficient historical evidence regarding estimated warranty costs and therefore began recognizing technology license fee revenues, net of warranty costs, if any, as the products incorporating the Neonode technology are distributed or licensed by our customers, assuming all other revenue recognition criteria has been met.  Our customers report to us the quantities of products distributed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.  The effect of this change in accounting estimate was to increase net revenues by $236,000 during the year ended December 31, 2011, and decrease net loss per share by $0.01 for the year ended December 31, 2011.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2011.

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

Deferred Revenue

From time-to-time the Company receives pre-payments from its customers related to future services or future license fee revenues. The Company defers these revenues until the services have been provided or until the license fees are earned.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $241,000 and $28,000 for the years ended December 31, 2011 and 2010, respectively.

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

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

We account for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments.   The relative fair value of the warrants is recorded as a debt discount and amortized to expense over the life of the related debt using the straight-line method, which approximates the effective interest method. At each balance sheet date, we make a determination if these warrant instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

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

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets when, in our opinion, realization is uncertain based on the “not more likely than not” criteria of the accounting guidance.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2011 and 2010. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of December 31, 2011 and 2010, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2011 and 2010. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2011 and 2010 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 15).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component in the consolidated statements of stockholders’ equity (deficit) and comprehensive loss.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.50 and 7.21 Swedish Krona to one U.S. Dollar for the years ended December 31, 2011 and 2010, respectively. The exchange rate for the consolidated balance sheets was 6.92 and 6.78 Swedish Krona to one U.S. Dollar as of December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, payables and current portions of long-term debt are deemed to approximate fair value due to their short maturities. The carrying amounts of long-term debt cannot be reasonably determined since no quoted market prices exist for these instruments and quoted prices for similar instruments cannot be located (see Note 6).

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2009-13”), Multiple-Deliverable Revenue Arrangements, which amends the revenue guidance under ASC Topic 605, Revenue Recognition , which describes the accounting for multiple-element arrangements. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective on a prospective basis for the Company’s fiscal year 2011, with earlier adoption permitted. The Company adopted ASU 2009-13 on January 1, 2011 and determined that the adoption of this guidance did not have a material effect on the consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement ("ASU 2011-04"). ASU 2011-04 amends existing guidance to achieve convergence in measurement and disclosure between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 is effective for fiscal year 2012. The Company is currently evaluating the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05,   Presentation of Comprehensive Income (“ASU 2011-05”).  The provisions of ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Certain provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s consolidated statements of operations and the addition of a consolidated statement of comprehensive income (loss).  The adoption of ASU No. 2011-05 will have no impact on the Company’s consolidated balance sheet.

3.     Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):
	As of December 31,
	2011	2010

Prepaid insurance	$46	$32
Prepaid rent	49	11
Receivable from suppliers	1	15
VAT receivable	110	62
Other	28	41
Total prepaid expenses and other current assets	$234	$161

4.     Property and Equipment

Property and equipment consist of the following (in thousands):
	As of December 31,
	2011	2010

Computers, software, furniture and fixtures	$151	$42
Less accumulated depreciation	(43)	(18)
Property and equipment, net	$108	$24

Depreciation and amortization expense for the year ended	$26	$11

5.     Accrued Expenses

Accrued expenses consist of the following (in thousands):
	As of December 31,
	2011	2010

Earned salary, payroll taxes, vacation and benefits	$560	$205
Accrued consulting fees and other	41	438
Total accrued expenses	$601	$643

6.     Convertible Debt

Our convertible debt consists of the following (in thousands):

	As of December 31,
	2011	2010

Senior Convertible Secured Notes - 2010	$-	$1,750
Senior Convertible Secured Notes - 2009	-	937
Senior Convertible Secured Notes - 2007	-	85
Total convertible debt	$-	$2,772

Senior Convertible Secured Notes- 2007

At December 31, 2011 and December 31, 2010, we had $0 and $85,000, respectively, of convertible promissory notes (“Senior Convertible Secured Notes-2007”) bearing the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at an original conversion price of $87.50 per share. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as a debt extinguishment under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. We entered into a debt-for-equity repayment plan whereby we retired the convertible promissory notes in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes had the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock was greater than $2.50 per share for five consecutive days.

During the year ended December 31, 2011, we issued the note holders 31,570 shares of our common stock pursuant to the debt-for-equity repayment plan and retired the remaining note principal balance on April 26, 2011. We recorded $84,657 of note principal reduction and $1,054 of interest payment.

September 2009 Senior Convertible Secured Notes Financing Transaction

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that were converted, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share (the “Convertible Notes - 2009”).  The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued common stock or convertible notes at a lower conversion price than $0.50 per share during the period that the notes were outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 were extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary of the date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. During the year ended December 31, 2011 we issued 1,851,486 shares of our common stock to holders of Convertible Notes – 2009 who converted principal of $912,036 and $13,707 of related accrued interest. On June 30, 2011, we paid in cash the remaining outstanding principal balance of $25,000 of Convertible Notes – 2009.  As of December 31, 2011, all of the Convertible Notes – 2009 have been paid in full with cash or have been converted to shares of our common stock.

The embedded conversion feature of the Convertible Notes – 2009 met the definition of a derivative financial instrument and was classified as a liability in accordance with relevant accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes included price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes could be convertible into was not fixed. The embedded conversion features were revalued on each balance sheet date and marked-to-market with the change recorded to non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants in the consolidated statements of operations. As a result of the conversions and repayments during the year ended December 31, 2011, the Company reclassified approximately $4.6 million of the related derivative liabilities to additional paid-in capital. As of December 31, 2011, the fair value of the remaining embedded conversion features was $0 due to the repayment or conversion of all the Convertible Notes - 2009. The Company recorded a loss of $2.3 million due to the change in the fair value of the embedded conversion features of these Convertible Notes – 2009 during the year ended December 31, 2011.

During the years ended December 31, 2011 and 2010, we recorded a total of $15,000 and $62,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2009.

Senior Convertible Secured Notes- 2010

During the period from January 2010 through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes (“Convertible Notes – 2010”) and stock purchase warrants that were convertible, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share and we issued 1,760,712 stock purchase warrants that had an exercise price of $1.00 per share. The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued stock or convertible notes at a lower conversion price than $0.50 during the period that the notes were outstanding. These convertible notes were originally due on December 31, 2010 and were extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. During the year ended December 31, 2011, we issued 3,557,171 shares of our common stock to holders of Convertible Notes – 2010 who converted principal of $1,750,143 and $28,442 of related accrued interest. As of December 31, 2011, all of the Convertible Notes – 2010 have been converted to shares of our common stock.

The embedded conversion feature of the Convertible Notes – 2010 met the definition of a derivative financial instrument and was classified as a liability in accordance with accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes could be convertible into was not fixed. The embedded conversion features was revalued on each balance sheet date and marked to market with the increase or decrease in fair value to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants in the consolidated statements of operations. As a result of the conversions during the year ended December 31, 2011, the Company reclassified approximately $8.7 million of the related derivative liabilities to additional paid-in capital. As of December 31, 2011, the fair value of the remaining embedded conversion features is $0 as all the Convertible Notes – 2010 were converted. The Company recorded a loss of approximately $4.4 million due to the change in the fair value of the embedded conversion feature of these Convertible Notes – 2010 during the year ended December 31, 2011.

During the year ended December 31, 2011 and 2010, we recorded a total of approximately $28,000 and $109,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2010.

Warrant Repricing and Debt Extension Financing Transaction - 2010

During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011 under the same terms and conditions as the original notes. Holders of 2,766,857 stock purchase warrants also agreed to exercise their previously granted three-year warrants with an exercise price of $1.00 for a discounted exercise price of $0.88 per share. They received 2,766,857 shares of our common stock and 2,766,857 replacement three-year warrants with an exercise price of $1.38 for each warrant exercised. We raised a total of $2.4 million by these warrant exercises. In accordance with relevant accounting guidance, we noted that the transaction qualified for debt extinguishment accounting. As a result, the remaining debt discounts were written off and charged to interest expense and fair value of the replacement warrants were recorded to loss on extinguishment of debt, which was deemed to be the date that the convertible debt holder signed the modification agreement. As the Company did not have sufficient unissued authorized shares to cover all dilutive instruments until the increase in authorized shares on December 13, 2010, these replacement warrants were initially recorded as derivative liabilities at their grant date fair value. On December 13, 2010, the Company increased its authorized shares and then had sufficient authorized shares to cover all dilutive instruments and as such the replacement warrants were re-valued on that date (totaling $4,335,785) and the Company reclassified the replacement warrants to additional paid-in-capital in accordance with relevant accounting guidance.

Senior Convertible Secured Notes- 2011

During March and April 2011, we received approximately $4.2 million in cash proceeds related to a private placement of convertible notes (“Senior Convertible Secured Notes – 2011”), bearing interest at a rate of seven percent (7%) per annum, that was scheduled to mature on March 1, 2014 and that were convertible at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share. The notes were automatically convertible into shares of the Company’s common stock in the event that on or before the note due date either (a) the Company’s common stock was traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummated a financing in the amount of at least $5 million.  The accrued interest was payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

In connection with the March and April 2011 financing transactions the Company valued the warrants issued to the convertible note holders on a relative fair value basis using the Black-Scholes option pricing model, totaling $937,000. This relative fair value of the warrants was recorded as a debt discount. The embedded conversion features to the notes has been determined to meet the definition of a derivative liability and as of the date of issuance was valued at $4.8 million. In accordance with relevant accounting guidance, the Company recorded an additional debt discount up to the full amount of the notes, recorded the derivative liability for the embedded conversion feature at $4.8 million and recorded the fair value in excess of face amount of debt as interest expense on the issuance date of $1.5 million. The debt discount was amortized in full upon the conversion of the notes to common stock on December 14, 2011. As of December 31, 2011, the fair value of the embedded conversion feature was $0 due to the conversion of all the Senior Convertible Secure Notes – 2011. The Company recorded a loss of $1.9 million due to the change in fair value of the embedded conversion feature for the year ended December 31, 2011 which is included in the accompanying consolidated statement of operations as a component of the non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants.

During the year ended December 31, 2011, the Company issued 27,851 shares of unregistered common stock to note holders of the Senior Convertible Secured Notes – 2011 private placement financing transaction in lieu of cash for their $69,628 accrued interest payment that was due June 30, 2011. In addition, the Company paid $10,277 of the accrued interest in cash to note holders who declined to convert their interest payment to stock.

During the year ended December 31 2011, the Company issued 422,830 new five-year common stock purchase warrants to the investors, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that is equal  to twenty-five percent (25%) of the investor’s note to the Company.  The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

In October and November 2011, note holders of $575,000 of the original $4.2 million Senior Convertible Secure Notes – 2011 exercised their right to convert their notes and accrued interest and were issued 232,125 shares of our common stock.

On December 13, 2011, following a public offering pursuant to a Registration Statement on Form S-3, the Company received gross proceeds in excess of $5 million. Pursuant to the terms, as defined, in the Senior Convertible Secure Notes – 2011 agreements, the remaining outstanding principal balance immediately following such date, plus accrued interest, was automatically convertible into shares of common stock at a conversion price of $2.50 per share. In accordance with the terms of the agreement, the Company automatically converted approximately $3.7 million of remaining principal and approximately $130,000 of accrued interest into 1,513,237 shares of the Company’s common stock. In addition, the Company issued 99,461 shares of common stock related to the bonus interest feature associated with the mandatory conversion of the debt. The fair value of the shares issued were computed based on the stock price of the Company’s common stock on December 14, 2011 and were valued at $397,845 and recorded as additional interest expense in non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants in the consolidated statement of operations. As a result of the conversions and repayments of the Senior Convertible Secure Notes - 2011 during the year ended December 31, 2011, the Company reclassified approximately $6.7 million of derivative liabilities to additional paid-in capital. The Company recorded a loss of $1.9 million for the year ended December 31, 2011 due to the change in fair value of the embedded conversion features. As of December 31, 2011, the fair value of the embedded conversion features was $0. As of December 31, 2011, all of the Senior Convertible Secure Notes - 2011 plus accrued interest was paid or converted into shares of common stock.

During the year ended December 31, 2011 we recorded a total of approximately $232,000, in interest expense related to the principal balance of the Senior Convertible Secured Notes – 2011.

7.     Fair Value Measurements

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

The three levels of the fair value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. We had no Level 1 assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. We had no Level 2 assets or liabilities.

Level 3: Unobservable inputs. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (Level 3 inputs). The Company estimated the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model using the following assumptions:

For the year
ended December 31, 2010

Annual dividend yield	-
Expected life (years)	0.50 – 4.8
Risk-free interest rate	0.18% - 1.90%
Expected volatility	117% - 221%

For the year
ended December 31, 2011

Annual dividend yield	-
Expected life (years)	0.08 – 3.0
Risk-free interest rate	0.08% - 1.27%
Expected volatility	110% - 263%

The following table shows the classification of our liabilities that were subject to fair value measurements and the roll-forward of these liabilities for the years ended December 31, 2011 and 2010 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

January 1, 2010	$4,507
Ne Derivatives added in connection with issuance of debt and equity	5,236
Derivatives reclassified to equity in connection with repayment and conversion of debt	(19,286)
Net increase in fair value	16,261
December 31, 2010	$6,718

Ne Derivatives added in connection with issuance of debt and equity	4,762
Derivatives reclassified to equity in connection with repayment and conversion of debt	(20,075)
Net increase in fair value	8,595
December 31, 2011	$--

8.     Deferred Revenue

Engineering development fees are recorded as deferred revenue until such time as the engineering services have been provided.

 As of December 31, 2011, we have $1.5 million of deferred license fee revenue related to a prepayment for future license fees from one customer and a total of $0.4 million of deferred engineering development fees from four customers. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under these contracts by the fourth quarter of 2012.

9.     Stockholders’ Equity (Deficit)

On February 29, 2012, the Company filed a Certificate of Correction with the Secretary of State of Delaware effectively reducing the amount of its authorized shares from 848,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock to 70,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. This correction reflects the new capital structure of the Company following its 1-for-25 reverse split that became effective at the close of business on March 25, 2011.

Common Stock

During the year ended December 31, 2011, Series A Preferred stockholders exchanged 82.79 shares of Series A Preferred stock for 39,790 shares of our common stock, and Series B Preferred stockholders exchanged 26.04 shares of Series B Preferred stock for 6,282 shares of our common stock.

During the year ended December 31, 2011, the Company issued a total of 5,408,657 shares of common stock as a result of the conversion of approximately $2.7 million of the Senior Convertible Secured Notes – 2009 and 2010 private placement financing transactions debt principal and accrued interest.

During the year ended December 31, 2011, the Company received proceeds of approximately $515,000 from the exercise of 493,426 warrants for shares of common stock.

During the year ended December 31, 2011, we issued the note holders of Senior Convertible Secured Notes- 2007 31,570 shares of our common stock pursuant to the debt-for-equity repayment plan and retired the remaining note principal balance and accrued interest totaling $86,000 on April 26, 2011.

During the year ended December 31, 2011, the Company issued 60,000 shares of common stock and issued a 3-year warrant to purchase 20,000 shares of common stock at an exercise price of $2.00 per share in satisfaction of certain accrued expenses totaling $120,000.

On April 25, 2011, Davisa Ltd (a related party) exercised warrants to purchase 50,000 shares of common stock. The Company recorded an additional $50,000 as stock based compensation to compensate Davisa Ltd by waiving the $1.00 exercise price and issued 50,000 shares of our common stock to Davisa Ltd for services provided in connection with the private placement of convertible notes and warrants in the March 2011 financing transaction.

During the year ended December 31, 2011, the Company issued 27,851 shares of unregistered common stock to note holders of the Senior Convertible Secured Notes – 2011 private placement financing transaction in lieu of cash for their $69,628 accrued interest payment that was due June 30, 2011 (see Note 6).

During the year ended December 31, 2011, we issued the note holders of Senior Convertible Secured Notes- 2011 a total of 1,844,814 shares of our common stock and retired the note principal balance and accrued interest totaling $4.6 million. Included in the total shares issued of 1,844,814 is 99,461 shares of common stock issued for bonus interest (as defined) totaling $399,000.

During the year ended December 31, 2011, we issued 3.0 million shares of our common stock to investors who completed an equity financing transaction that closed on December 13, 2011 in which we raised $12.0 million and received $11.2 million in cash, net of direct selling costs but before other direct offering costs of approximately $0.4 million.

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

• Voting

The holders of shares of Series A Preferred stock and Series B Preferred stock shall have one vote for each share of Series A Preferred stock and Series B Preferred stock held by them.

• Conversion

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock. The following table summarizes the preferred stock not yet converted as of December 31, 2011.

	Shares of Preferred Stock Not Exchanged as of December 31, 2011	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2011

Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	114	132.07	15,056
Total remaining not exchanged	197		54,948

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

The fair value of the conversion feature of the 19,800 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 9,516,447 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction was essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock has been amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. For the year ended December 31, 2010 $3.2 million has been recorded as compensation expense in our consolidated statements of operations.

Stock Options

As of December 31, 2011, we had four equity incentive plans:

•	The 1996 Stock Option Plan (the “1996 Plan”), which expired in January 2006;
•	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008;

•	The 2007 Neonode Stock Option Plan (the “Neonode Plan”), from which we will not grant any additional equity awards; and
•	The 2006 Equity Incentive Plan (the “2006 Plan”).

We also have one non-employee director stock option plan as of December 31, 2011:

•	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

The following table details the outstanding options to purchase shares of our common stock pursuant to each plan at December 31, 2011:

Plan	Options Outstanding
1996 Plan	800
1998 Plan	1,120
Neonode Plan	7,064
2006 Plan	9,000
Director Plan	1,340

Total	19,324

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan, the Neonode Plan and the Director Plan at December 31, 2011:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/11	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted Average Exercise Price

$0.00 - $ 35.39	7,064	0.05	$35.39	7,064	$35.39
$35.40 - $ 58.25	780	1.95	$58.25	780	$58.25
$58.26 - $ 86.25	3,200	3.01	$86.25	3,200	$86.25
$86.26 - $ 100.00	80	0.25	$100.00	80	$100.00
$100.01 - $ 125.00	7,400	2.57	$122.75	7,400	$122.75
$125.01 - $ 368.75	800	0.25	$368.75	800	$368.75
	19,324	1.59	$92.19	19,324	$92.19

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding at January 1, 2010	19,884	$35.39 – 687.50	$103.63
Granted	--	$--	$--
Cancelled or expired	(80)	$348.75	$348.75
Exercised	--	$--	$--
Outstanding at December 31, 2010	19,804	$35.39 – 687.50	$101.36
Granted	--	$--	$--
Cancelled or expired	(480)	$135.00- 687.50	$523.23
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2011	19,324	$35.39 – 368.75	$92.19

The aggregate intrinsic value of the 19,324 stock options that are outstanding, vested and expected to vest at December 31, 2011 is $0.

During the years ended December 31, 2011 and December 31, 2010, the Company recorded $87,000 and $142,000, respectively, of compensation expense related to the vesting of stock options granted in 2007. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

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

On January 30, 2012, the Board of Directors of Neonode Inc. adopted an amendment to the 2006 Plan to increase the number of shares of common stock authorized by issuance under the 2006 Plan by an additional two million (2,000,000) shares.

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the year ended December 31, 2011.

Warrants

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the year ended December 31, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price of $2.00 per share to one of our U.S. based employees during the year ended December 31, 2011. In addition, we issued 20,000 three-year stock purchase warrants at an exercise price or $4.05 per share to an engineering consultant during the year ended December 31, 2011. These warrants to purchase an aggregate of 120,000 shares of our common stock vested on the date of grant. The vested warrant granted to our legal advisor has a fair value on the date of grant of $193,000 and is included in general and administrative expense for the year ended December 31, 2011. The vested warrant granted to our employee has a fair value on the date of grant of $37,000 and is included in product research and development expense for the year ended December 31, 2011. The vested warrant granted to our engineering consultant has a fair value on the date of grant of $73,000 and is included in product research and development expense for the year ended December 31, 2011.

We issued 20,000 three-year stock purchase warrants at an exercise price of $3.90 per share with a vesting period over 24 months to an employee during the year ended December 31, 2011. The unvested warrant granted to an employee has a fair value on the date of grant of $75,000. This amount will be expensed over the vesting period and $11,000 of expense related to this warrant is included in product research and development expense for the year ended December 31, 2011. The fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense for the year ended December 31, 2011 reflects the fair value of the vested portion of options and warrants granted to employees. Stock-based compensation expense for the year ended December 31, 2010 also includes $3.2 million of amortization of the value of stock issued to related parties for the purchase of Neonode Technologies AB.  Stock-based compensation expense in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended December 31, 2010	Year ended December 31, 2011	Remaining unamortized expense at December 31, 2011
Stock-based compensation	$5,430	$550	$155

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 18 months.

See Note 7 for assumptions used to value warrants and embedded conversion features during the years ended December 31, 2011 and 2010.

A summary of all warrant activity is set forth below:

	December 31, 2011
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2010	7,751,795	$0.57	3.56
Issued	6,240,500	$1.27	-
Expired/forfeited	-	-	-
Exercised	(8,852,806)	$0.62	-
December 31, 2010	5,139,489	$1.27	3.23
Issued	809,543	$3.08	4.06
Expired/forfeited	--	--	--
Exercised	(543,426)	$1.04	2.74
Outstanding and exercisable, December 31, 2011	5,405,606	$1.57	2.45

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

On September 22, 2010, we issued 5-year warrants to purchase 6,400 of our common stock an exercise price of $1.00 per share to holders of our Senior Convertible Secured Notes – 2007 to extend the maturity date of the notes until April 26, 2011.  The fair value of the warrants to purchase 6,400 shares of common stock was $28,000 on the date of issuance and was recorded as expense component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2010. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 4.98 years, volatility of 162.45%, and a risk-free interest rate of 1.95%.

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

We granted 440,000 stock purchase warrants to our U.S. based employees or members of our Board during the year ended December 31, 2010.  The stock purchase warrants have an exercise price equal to $1.38 to $1.63 per shares, which was the market price on the date of grant, October 15, 2010 and December 3, 2010.  These stock purchase warrants have a three to five-year term. Warrants to purchase 320,000 shares of our common stock are vested on the date of grant and a warrant to purchase 120,000 shares of our common stock vests over 24 months at the rate of 5,000 shares per month, beginning December 2010. The vested warrants granted to employees had a fair value on the date of grant of $660,000. Approximately $470,000 and $99,000 of the fair value is included in general and administrative expense for the years ended December 31, 2010 and 2011, respectively, and the remaining $90,750 will be amortized to expense on a straight-line monthly basis over the period ending December 31, 2012. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

We sold 1,200,000 stock purchase warrants to our Swedish based employees or members of our Board during the year ended December 31, 2010 for approximately $49,000.  The stock purchase warrants have an exercise price equal to $1.38 per shares, which was the market price on the date of grant, October 15, 2010.  These stock purchase warrants have a three-year term and were vested on the date of the sale. The stock underlying the stock purchase warrants granted to employees or members of our Board has not been registered for resale. The vested warrants granted to employees had a fair value on the date of grant of $1.7 million and is included in general and administrative expense for the year ended December 31, 2010. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

During September and October 2010, we entered into two different types of amendments with the holders of the convertible notes and stock purchase warrants issued in the Fall of 2009 and Spring of 2010 financing transactions.  All of the holders of the convertible notes entered into an amendment pursuant to which the due date of the convertible notes was extended until June 30, 2011.  A majority of the holders of the stock purchase warrants entered into an amendment pursuant to which they exercised their previously granted warrants at a discounted exercise price of $0.88 per share and was granted a  replacement three-year warrant for each original warrant exercised.   A total of 2,766,857 of the original warrants were exercised at the discounted exercise price of $0.88 per share and a total of $2,384,554 was raised by the Company through these exercises of the original warrants.  We issued a total of 2,766,857 shares of common stock and replacement warrants to the exercising warrant holders with an exercise price of $1.38 per share.

In the year ended December 31, 2011, the Company issued 422,830 new five-year common stock purchase warrants, with an exercise price of 3.13 per share (see Note 6).

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

On April 25, 2011, Davisa Ltd. (a related party) exercised warrants to purchase 50,000 shares of common stock. During the year ended December 31, 2011, the Company recorded an additional $50,000 as stock based compensation to compensate Davisa Ltd. by waiving the $1.00 exercise price, and issued 50,000 shares of our common stock to Davisa Ltd. for services provided for the private placement of convertible notes and warrants in the March 2011 financing transaction.

 The fair value of stock-based awards is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options and warrants. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

Below is a summary of Outstanding Warrants to Purchase Common Stock as of December 31, 2011:

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

11. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2011 and 2010, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2011 and 2010, respectively.
Operating Leases

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,207 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $6,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $66,000 per year including property tax (excluding VAT). This lease has a notice period of 3 months.

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014, with a 9 month notice period. The contract will be extended for an additional 3 years if it is not terminated according to the terms in the contract.

On March 18, 2011, we entered into a twelve month lease with CA-Santa Clara Office Center Limited Partnership for approximately 1,718 square feet of office space located at 2700 Augustine Drive, Suite 100, Santa Clara, California, USA for approximately $2,647 per month. The lease expires on April 30, 2012.

On March 22, 2012, we entered into a 39 month lease with 2350 Mission Investors LLC for approximately 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054  USA. The initial lease payment is approximately $7,000 per month, increasing to approximately $7,700 per month over the term of the lease. The annual payment for this space equates to approximately $84,000 per year including property.

A summary of future minimum payments under operating lease commitments as of December 31, 2011 is as follows (in thousands):

Year ending December 31,	Total
2012	$267
2013	223
2014	181
2015	60
$731

12.   Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the years ended December 31, 2011 and 2010 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$4,792	79%	$--	--%

Net revenues made outside of the U.S.	$1,275	21%	$440	100%

	$6,067	100%	$440	100%

13.   Income Taxes

Income (loss) before income taxes was distributed geographically as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2011	2010
Domestic	$(16,867)	$(29,590)
Foreign	(200)	(1,991)

Total	$(17,067)	$(31,581)

The provision for income taxes is as follows for the year ended December 31:

	2011	2010
Current
Federal	$--	$--
State	2	1
Foreign	76	44

Total current	$78	$45

The effective income tax rate differs from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,	Year Ended December 31,
	2011	2010
Amount at standard tax rates	34%	34%
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	(29)%	(24)%
Foreign losses at different rates	2%	--
Stock compensation	--	(5)%
	7%	5%
Valuation allowance	(7)%	(5)%
Effective tax rate	--	--

Significant components of the deferred tax balances are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accruals	$26	$85
Stock compensation	1,080	897

Net operating losses	4.116	2,455
Total deferred tax assets	$5,222	$3,437

Valuation allowance	(5,222)	(3,437)

Total net deferred tax assets	$--	$--

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc, and its subsidiary Neonode Technologies AB, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. Due to the reorganization, the Company believes that the US net operating losses and credits would be subject to the provisions of Section 382 and therefore subject to strict limitations. The Company has not completed a study of the limitations and therefore has not included these loss carryforwards or credits in the analysis of the deferred tax assets. The Company has federal, state and foreign net operating losses of $2,824,000, $6,699,000 and $323,000, respectively. The federal loss carryforward begins to expire in 2029, the California loss carryforward begins to expire in 2029 and the foreign loss carryforward indefinitely. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and effective with the filing we are no longer responsible for the liabilities and no longer have any ownership interest in the assets of Neonode AB, including any tax net operating loss carryforwards.

Effective January 1, 2007, we adopted the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with accounting guidance. A reconciliation of the unrecognized tax benefits for the year ended December 31, 2011 is as follows:

Balance at January 1, 2011	$	---
Additions for tax positions of prior years		---
Reductions for tax position of prior years		---
Additions based on tax positions related to the current year		---
Decreases - Settlements		---
Reductions - Settlements		---
Balance at December 31, 2011	$	---

It is the Company’s policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the year ended December 31, 2011, we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2011, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

We file income tax returns in the U.S. federal jurisdiction, California and Sweden. The 1997 through 2010 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

14.  Employee Benefit Plans

We do not have any defined contribution or other pension plans for our employees.

15.  Net Loss Per Share

         Basic net loss per common share for the years ended December 31, 2011 and 2010 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

         Potential common stock equivalents of approximately 5.4 million and 5.1 million outstanding stock warrants, 55,000 and 100,000 shares issuable upon conversion of preferred stock and 0 and 0.2 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the year ended December 31, 2011 and 2010, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year ended December 31,
	2011	2010
BASIC AND DILUTED
Weighted average number of
common shares outstanding	26,784	18,293

Net loss	$(17,145)	$(31,626)

Net loss per share basic and diluted	$(0.64)	$(1.73)

17.   Related Party Transactions

Mr. Per Bystedt, our Chairman and former Chief Executive Officer, invested a total of $75,000 of the $4.2 million raised in the Senior Convertible Secure Notes -2011 financing transaction and was issued 7,500 March 2011 Warrants to purchase our common stock at an exercise price of $3.13 per share. On December 14, 2011, the Company converted the $75,000 note and $5,337 of accrued interest, and issued Mr. Bystedt 33,208 shares of our common stock.

On March 31, 2011, Mr. Bystedt and Iwo Jima SARL, a company controlled by Mr. Bystedt, converted $295,434 of 2009 and 2010 convertible notes that were due on June 30, 2010 plus $5,086 of accrued interest to 601,041 shares of our common stock.

On June 30, 2011, the Company issued Mr. Bystedt 572 shares of restricted common stock in lieu of a $1,429 cash interest payment related to the convertible note he purchased in March 2011 (see Note 6).

 Employees and relatives of employees of the Company, other than Mr. Bystedt, invested a total of $218,000 of the $4.2 million raised in the March and April 2011 private placement financing transaction and received convertible notes that were converted into 87,364 shares of our common stock and we issued a total of 21,841 March 2011 Warrants to purchase our common stock at an exercise price of $3.13 per share.

Davisa Ltd., a company controlled by Mr. Mats Dahlin who is now a member of the board of directors of the Company and of our wholly owned subsidiary Neonode Technologies AB, participated in the March 2011 warrant exercise agreement and exercised 186,400 warrants with an exercise price of $0.50 per share for $93,200. Davisa Ltd. received 186,400 shares of our common stock and 93,200 March 2011 Warrants to purchase our common stock at an exercise price of $3.13 per share.

On March 9, 2011, Davisa Ltd converted $215,724 of 2009 and 2010 convertible notes that were due on June 30, 2011 plus $2,811 of accrued interest to 437,070 shares of our common stock.

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

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

18.  Subsequent Events

On January 5, 2012, the Company signed a technology license agreement with a global OEM to use the Company’s touchscreen technology in a series of GPS devices.

On January 10, 2012, the U.S. Patent and Trademark Office issued to the Company patent number 8,095,879 for sweep gesture user interfaces. The patent covers activating a function in response to a touch-and-glide operation on a touch sensitive surface. This patent complements Neonode’s U.S. patents 7,880,732 and 8,068,101 for small to midsize touchscreen devices. The patented technology is marketed and sold as Neonode’s offer to OEMs and ODMs.

On January 15, 2012, the Company signed a technology license agreement with a global top 5 printer OEM to use the Company’s touchscreen technology in a series of printers.  In conjunction with the signing of this technology license agreement, the OEM agreed to pay the Company $50,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract in 2012.

On January 19, 2012, we signed a technology license agreement with an OEM related to use of our touchscreen technology for a universal color touch display for Tablet PCs. In conjunction with the signing of this technology license agreement, the OEM agreed to pay us $65,000 in non-recurring engineering development fees. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under this contract in 2012.

On January 30, 2012, the Board of Directors of Neonode Inc. adopted an amendment to the 2006 Plan to increase the number of shares of common stock authorized by issuance under the 2006 Plan by an additional two million (2,000,000) shares.

On February 21, 2012, the Company announced the release of its newly developed Multi-Sensing technology that provides a new way for machines to communicate with the human senses, and enables a far more augmented and profound user experience than traditional touch.

On February 29, 2012, the Company filed a Certificate of Correction with the Secretary of State of Delaware effectively reducing the amount of its authorized shares from 848,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock to 70,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. This correction reflects the new capital structure of the Company following its 1-for-25 reverse split that became effective at the close of business on March 25, 2011.

On March 9, 2012, Series B Preferred stockholders exchanged 19 shares of Series B Preferred stock for 2,509 shares of our common stock.

On March 12, 2012, we signed a technology license agreement with IDT Technology Limited, a subsidiary of Oregon Scientific for the use of our touchscreen technology in a tablet for children.

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

On March 22, 2012, we entered into a 39 month lease with 2350 Mission Investors LLC for approximately 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054  USA. The initial monthly lease payment is approximately $7,000 per month, increasing to approximately $7,700 per month over the term of the lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

During the audit of our consolidated financial statements for the year ended December 31, 2011, management determined that we had certain material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over financial reporting was not effective in achieving its objectives as of December 31, 2011 due to material weaknesses that existed in our internal controls relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 31, 2011, the following material weaknesses existed as of that date:

1.
We did not have adequate segregation of duties within our accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have adequate segregation of duties within our accounting functions and concluded that this control deficiency represented a material weakness.

2.
We did not maintain adequate internal controls or employ adequate resources with sufficient technical expertise in the area of accounting for income taxes to ensure the completeness, accuracy, and review of our consolidated income tax provision and disclosures. Management evaluated the impact of our failure to have adequate controls in this area and concluded that this control deficiency represented a material weakness.

3.
We did not maintain effective controls over the financial statement disclosures. Specifically, controls were not designed and in place to ensure that disclosures relate to the December 2011 conversion of debt and the related reclassification of derivative liabilities to additional paid-in capital were sufficient. Management evaluated the impact of our failure to have adequate controls in this area and concluded that this control deficiency represented a material weakness.

4.
We did not maintain adequate design of our internal controls related to the preparation and review of the consolidated statement of cash flows. Management evaluated the impact of our failure to have adequate controls in this area and concluded that this control deficiency represented a material weakness.

5.
We did not maintain adequate internal controls related to the translation of our subsidiary’s operations into U.S. Dollars in our financial consolidation worksheets, specifically related to our accumulated other comprehensive income (loss). Management evaluated the impact of our failure to have adequate controls in this area and concluded that this control deficiency represented a material weakness.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our Company’s independent registered public accounting firm pursuant to the rule of the Securities and Exchange commission that permits us to provide only management’s assessment in this annual report.

As we move towards complete integration and consolidation of business and financial operations of Neonode Technologies AB and Neonode Inc., we expect to take steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

•
adding personnel to our accounting department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to complex accounting issues;

•	exploring the suitability of further upgrades to our accounting system;
•	preparing written policies and procedures for accounting and financial reporting to establish a formal process to close our books and account for all transactions; and
•
Management will perform an assessment of the effectiveness of our internal control over financial reporting and implement appropriate internal controls on weaknesses determined, if any, documenting, and then testing, the effectiveness of those controls.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated herein by reference from the Company’s definitive 2012 Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the Company’s definitive 2012 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the Company’s definitive 2012 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the Company’s definitive 2012 Proxy Statement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the Company’s definitive 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this report.

Financial Statement Schedules

Not Applicable

Exhibit #	Description
1.1	Underwriting Agreement with Cowen and Company, LLC, dated as of December 7, 2011 (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 8, 2011).

2.1	Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated January 19, 2007 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 22, 2007 )

2.2
Amendment No. 1 to the Agreement and Plan of Merger and Reorganization between SBE, Inc. and Neonode Inc., dated May 18, 2007, effective May 25, 2007 ( incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 29, 2007 )

3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).

3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011) .

3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011).

3.1.3	Certificate of Correction, dated February 28, 2012 (filed herewith).

3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference as Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008)

4.1
Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated 29 December 2008 (incorporated by reference as Exhibit 4.1 of our Current Report on Form 8-K filed on December 31, 2008)

4.2	Certificate of Increase of Designation of Series B Preferred Stock dated 2 January 2009 (incorporated by reference as Exhibit 4.2 of our Quarterly Report on Form 10-Q filed on October 31, 2011)

4.3	Certificate of Increase of Designation of Series B Preferred Stock dated 28 January 2009 (incorporated by reference as Exhibit 4.3 of our Quarterly Report on Form 10-Q filed on October 31, 2011)

10.1	Employment Agreement with Thomas Eriksson (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on April 15, 2009) +

10.2	Employment Agreement with David W. Brunton, dated July 1, 2010 (filed herewith).

10.3	Convertible Note Agreement, dated January 18, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2010 )

10.4	Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 23, 2010 )

10.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 23, 2010 )

10.6	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 18, 2010 )

10.7	Form of Amendment Convertible Note Agreement(incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 18, 2010 )

10.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 18, 2010 )

10.9	Consulting Agreement with Per Bystedt, dated January 28, 2011 (incorporated by reference as Exhibit 10.16 of our Annual Report on Form 10-K filed on March 31, 2011) +

10.10	Form of Convertible Loan Agreement for the March 2011 Financing (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed on March 31, 2011)

10.11	Form of Convertible Promissory Note for the March 2011 Financing (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on March 31, 2011)

10.12	Form of Common Stock Purchase Warrant for the March 2011 Financing (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 31, 2011).

21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC.
(Registrant)

Date: March 30, 2012	By:	/s/ David W. Brunton
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

Name	Title	Date

/s/ Thomas Eriksson	Chief Executive Officer,	March 30, 2012
Thomas Eriksson	and Director
(Principal Executive Officer)

/s/ David W. Brunton	Chief Financial Officer, Vice President, Finance	March 30, 2012
David W. Brunton	and Secretary
(Principal Financial and Accounting Officer)

/s/ John Reardon	Director	March 30, 2012
John Reardon

/s/ Mats Dahlin	Director	March 30, 2012
Mats Dahlin

/s/ Lars Lindqvist	Director	March 30, 2012
Lars Lindqvist

/s/ Per Bystedt	Director and Chairman of the Board	March 30, 2012
Per Bystedt