Form 10-Q
period 2012-03-31
Neonode, Inc
filed 2012-05-15
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐          Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 0-8419

NEONODE INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA
(Address of principal executive offices and zip code)

(408) 496-6722
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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 7, 2012, was 32,965,738.

NEONODE INC.

INDEX TO MARCH 31, 2012 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	27

PART II	Other Information

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 6	Exhibits	28

SIGNATURES		29

EXHIBITS

PART I.     Financial Information

Item 1.       Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$13,307	$12,940
Accounts receivable	1,091	3,345
Prepaid expenses and other current assets	268	234
Total current assets	14,666	16,519
Property and equipment, net	298	108
Total assets	$14,964	$16,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$319	$447
Accrued expenses	565	601
Deferred revenue	1,917	1,906
Total current liabilities	2,801	2,954
Total liabilities	2,801	2,954
Commitments and contingencies (Note 8)

Stockholders' equity:
Series A Preferred stock, 444,541 shares authorized with par value $0.001 per share;
83 shares issued and outstanding at March 31, 2012 and
December 31, 2011. (In the event of dissolution,
each share of Series A Preferred stock has a liquidation preference equal to
par value of $0.001 over the shares of common stock)	-	-
Series B Preferred stock, 54,425 shares authorized with par
value $0.001 per share; 95 and 114 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation
preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share;
32,956,300 and 32,778,993 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	33	33
Additional paid-in capital	142,989	142,955
Accumulated other comprehensive income	57	13
Accumulated deficit	(130,916)	(129,328)
Total stockholders' equity	12,163	13,673
Total liabilities and stockholders' equity	$14,964	$16,627

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2012	2011

Net revenues	$1,164	$539
Cost of revenues	249	155
Gross margin	915	384
Operating expenses:
Product research and development	687	276
Sales and marketing	799	352
General and administrative	995	864
Total operating expenses	2,481	1,492
Operating loss	(1,566)	(1,108)
Other expense, net:
Interest expense	--	(54)
Non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants	--	(8,554)
Total other expense, net	--	(8,608)
Loss before provision for income taxes	(1,566)	(9,716)
Provision for income taxes	22	5
Net loss	$(1,588)	$(9,721)
Loss per common share:
Basic and diluted loss per share	$(0.05)	$(0.43)
Basic and diluted – weighted average shares used in per share computations	32,809	22,406

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,588)	$(9,721)
Other comprehensive income (loss):
Foreign currency translation adjustments	44	(39)
Total comprehensive loss	$(1,544)	$(9,760)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,588)	$(9,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	34	289
Depreciation and amortization	18	4
Debt discounts, deferred financing fees and the valuation of conversion features and warrants	--	8,554
Changes in operating assets and liabilities:
Accounts receivable	2,273	56
Prepaid expenses and other current assets	(26)	38
Accounts payable and accrued expenses	(199)	(220)
Deferred revenue	11	(385)
Net cash provided by (used in) operating activities	523	(1,385)
Cash flows from investing activities:
Purchase of property and equipment	(201)	(16)
Net cash used in investing activities	(201)	(16)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	--	3,737
Proceeds from warrant exercises	--	515
Net cash provided by financing activities	--	4,252
Effect of exchange rate changes on cash	45	59
Net increase in cash	367	2,910
Cash at beginning of period	12,940	911
Cash at end of period	$13,307	$3,821
Supplemental disclosure of cash flow information:
Interest paid	$--	$--
Income taxes paid	$22	$4

Supplemental disclosure of non-cash transactions:
Debt discount recorded as part of convertible debt financing
transactions including warrants issued	$-	$3,737
Debt issuance costs related to 2011 financing	$-	$35
Accrued expenses converted to common stock	$-	$120
Conversion of debt and accrued interest to common stock	$-	$2,650
Reduction of derivative liabilities upon conversion of debt	$-	$12,489

See accompanying notes to condensed consolidated financial statements

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of expected results for the full 2012 fiscal year.

The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2011.

Operations

Neonode Inc., “we”, “us”, “our”, the “Company”, develops and licenses the next generation of MultiSensingTM user interfaces and optical multi-touch solutions for some of the world’s largest consumer brands. The cornerstone of our offer to customers is our patented  zForce® MultiSensing touch technology which provides a far more augmented and profound user experience than traditional touch. zForce MultiSensing is suited for small to midsized consumer and industrial electronic devices and supports unlimited gestures, multi-touch and sweep navigation.  zForce MultiSensing applies on any surface and integrates with all types of devices. zForce MultiSensing uses infrared light with zero latency that responds with any object - like a pen, finger, brush or gloved finger (with sizes down to 1 mm), at a very high scanning speed of 1000 Hz.

Neonode licenses zForce MultiSensing to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our technology into electronic devices that they develop and sell and is currently being integrated into products such as mobile phones, e-Readers, household appliances, printers and office equipment, GPS devices, automobile consoles, games and toys,  and tablet devices.

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

Liquidity

Our operations are subject to certain risks and uncertainties frequently encountered by companies in the early stages of operations. Such risks and uncertainties include, but are not limited to, technical and quality problems in new products, ability to raise additional funds, credit risks and costs for developing new products. Our ability to generate revenues in the future will depend substantially on our ability to enter into contracts with customers and to raise additional funds through debt or equity financings. During 2011, we raised approximately $15.5 million through debt and equity offerings (see Notes 3 and 4).  We believe we have sufficient cash to operate through the first quarter of 2013, and thereafter expect to receive sufficient cash from customer license agreements currently in place to operate for at least the next twelve months.

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

       Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S. and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. The Company has not experienced any losses is such accounts and believes it is not exposed to any significant credit risk related to the deposits. As of March 31, 2012, the Company has approximately $11.9 million in excess of insurance limits.

        Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors.        When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at March 31, 2012 or December 31, 2011.

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

     Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At March 31, 2012, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

             Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $62,000 and $65,000 during the three months ended March 31, 2012 and 2011, respectively. Foreign currency translation gain (loss) was $44,000 and $(39,000) for the three months ended March 31, 2012 and 2011, respectively.

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

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

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

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

•	Amazon accounted for 55%
•	Sony Corporation accounted for 16%

Our accounts receivable as of December 31, 2011 was due from five customers, two of which accounted for 87% of our accounts receivable as of December 31, 2011. Our net revenues for the three months ended March 31, 2011 was earned from two customers, of which Sony Corporation accounted for approximately 97% of our net revenues.

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

We are subject to certain risks common to technology-based companies in similar stages of development. Principal risks include risks relating to the uncertainty of market acceptance for our products, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing patents and intellectual property rights, on our future customers’ ability to develop and sell products that incorporate our technology, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our products in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2012.

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

We allocate revenues to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the quarters ended March 31, 2012 and 2011 amounted to approximately $197,000 and $45,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2012 and December 31, 2011. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

Effective January 1, 2007, we adopted the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of March 31, 2012 and December 31, 2011, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for periods ended March 31, 2012 and 2011 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 10).

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income,  establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation gains or losses as a result of consolidation.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.75 and 6.50 Swedish Krona to one U.S. Dollar for the periods ended March 31, 2012 and 2011, respectively. The exchange rate for the consolidated balance sheets was 6.62 and 6.92  Swedish Krona to one U.S. Dollar as of March 31, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, payables and accrued expenses are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Acconting Standards Updates (“ASU”) No. 2011-4, Fair Value Measurement ("ASU 2011-04"). ASU 2011-04 amends existing guidance to achieve convergence in measurement and disclosure between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 is effective for fiscal year 2012. The adoption of ASU 2011-04 did not impact the Company’s results of operations or its financial position.

In June 2011, the FASB issued ASU No. 2011-05,   Presentation of Comprehensive Income (“ASU 2011-05”).  The provisions of ASU 2011-05 allow an entity the option to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss).  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income (loss).  Certain provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 resulted in presentation changes to the Company’s consolidated statements of operations and the addition of consolidated statements of comprehensive income (loss).  The adoption of ASU No. 2011-05 did not impact the Company’s results of operations or its financial position.

3. Convertible Debt

Senior Convertible Secured Notes- 2007

At December 31, 2011, all of convertible promissory notes (“Senior Convertible Secured Notes-2007”) have been converted in shares of our common stock. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as debt extinguishment accounting under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. We entered into a debt-for-equity repayment plan whereby we were retiring the convertible promissory notes in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes had the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock is greater than $2.50 per share for five consecutive days.

During the three months March 31, 2011, we issued the note holders 24,720 shares of our common stock pursuant to the debt-for-equity repayment plan. We recorded $47,386 of note principal reduction and $948 interest payment and an issued 24,720 shares of our common stock to the note holders.

September 2009 Senior Convertible Secured Notes Financing transaction

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that were converted, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share (the “Convertible Notes - 2009”).  The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued common stock or convertible notes at a lower conversion price than $0.50 per share during the period that the notes were outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 were extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary of the date of issuance until the warrant expiration date.  We are not obligated to register the common stock related to the convertible debt or the warrants. During the three months ended March 31, 2011 we issued 1,851,486 shares of our common stock to holders of Convertible Notes – 2009 who converted principal of $912,036 and $13,707 of related accrued interest. As a result of the conversions during the three months ended March 31, 2011, the Company reclassified $4.5 million of the related derivative liabilities to additional paid-in capital. On June 30, 2011, we paid in cash the remaining outstanding principal balance of $25,000 of Convertible Notes – 2009. As of June 30, 2011, all of the Convertible Notes – 2009 have been paid in full with cash or have been converted to shares of our common stock.

The embedded conversion feature of the Convertible Notes – 2009 met the definition of a derivative financial instrument and was classified as a liability in accordance with relevant accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes included price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes can be convertible into was not fixed. The embedded conversion features were revalued on each balance sheet date and marked-to-market with the change recorded to non-cash items related to debt discounts, deferred financing fees and the valuation of conversion features and warrants on the consolidated statements of operations and comprehensive loss. The Company recorded a loss of $2.3 million due to the change in the fair value of the embedded conversion features of these Convertible Notes – 2009 during the three months ended March 31, 2011. As of December 31, 2011, the fair value of the remaining embedded conversion features was $0 due to the repayment or conversion of all the Convertible Notes - 2009 to shares of our common stock.

During the three months ended March 31, 2011 we recorded a total of $15,000 in interest expense related to the principal balance of the Convertible Notes – 2009.

Senior Convertible Secured Notes- 2010

During the period from January through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes (the “Convertible Notes – 2010”) and stock purchase warrants that were convertible, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share and we issued 1,760,712 stock purchase warrants that had an exercise price of $1.00 per share. The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued stock or convertible notes at a lower conversion price than $0.50 during the period that the notes were outstanding. These convertible notes were originally due on December 31, 2010 and were extended to June 30, 2011(see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. We are not obligated to register the common stock related to the convertible debt or the warrants. During the year ended December 31, 2011, we issued 3,557,171 shares of our common stock to holders of Convertible Notes – 2010 who converted principal of $1,750,143 and $28,442 of related accrued interest. As of December 31, 2011, all of the Convertible Notes – 2010 have been converted to shares of our common stock.

During the three months ended March 31, 2011 we recorded a total of $28,000  in interest expense related to the principal balance of the Convertible Notes – 2010.

The embedded conversion feature of the convertible debt issued in the 2010 convertible debt financing transaction met the definition of a derivative financial instrument and was classified as a liability in accordance with accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes included price protection whereby these notes were protected for as long as the notes remain outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes may be convertible into was not fixed. The embedded conversion features were revalued on each balance sheet date and marked to market with the increase or decrease included in fair value to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants on the condensed consolidated statements of operations. As of March 31, 2011, the fair value of the remaining embedded conversion features was $570,000. The Company recorded a loss of $4.2 million due to the change in the fair value of the embedded conversion feature of these Convertible Notes – 2010 during the three months ended March 31, 2011. As of December 31, 2011, the fair value of the remaining embedded conversion features is $0 as all the Convertible Notes – 2010 were converted to shares of our common stock.

Senior Convertible Secured Notes- 2011

In March 2011, we received $3.7 million in cash proceeds and commitments for an additional $491,000 related to a private placement of convertible notes, bearing interest at a rate of seven percent (7%) per annum, that matured on March 1, 2014, and that could be converted at the holder’s option into 1,691,320 shares of our common stock at a conversion price of $2.50 per share (the “Convertible Secured Notes – 2011”). The Company received the $491,000 in cash proceeds related to the unpaid commitments in April and May 2011. The notes would automatically be converted into shares of the Company’s common stock in the event that on or before the note due date either (a) the Company’s common stock is traded at a price per share of $6.25 or higher for five (5) consecutive trading days, or (b) the Company consummates a financing in the amount of at least $5 million.  In the event that the loan principal and accrued interest was not repaid by the Company by the due date, and the investor has not previously converted the note, the investor’s sole remedy for such non-payment shall be the payment of additional annual interest at a rate of 10% per year.  The accrued interest was payable in stock, using the $2.50 conversion price, or cash, at the holder’s option, on June 30 and December 31 of each year.

In addition,  the Company as of March 31, 2011 issued 373,730 new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that was equal  to twenty-five percent (25%) of the investor’s note to the Company.  The Company issued an additional 49,100 warrants in April 2011 related to the collection of the payment totaling $491,000. The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

In connection with the March 2011 financing transaction the Company valued the warrants issued to the convertible note holders on a relative fair value basis using the Black-Scholes option pricing model, totaling $813,000. This relative fair value of the warrants was recorded as a debt discount. The embedded conversion features to the notes was determined to meet the definition of a derivative liability and as of the date of issuance was valued at $4.1 million. In accordance with relevant accounting guidance, the Company recorded an additional debt discount ($2.9 million) up to the full amount of the notes, recorded the derivative liability for the embedded conversion feature at $4.1 million and recorded the fair value in excess of face amount of debt as interest expense on the issuance date of $1.2 million.The debt discount was amortized in full upon the conversion of the notes to common stock on December 14, 2011. As of December 31, 2011, the fair value of the embedded conversion feature was $0 due to the conversion of all the Senior Convertible Secure Notes – 2011.

During the three months ended March 31, 2011 the amount of interest expense recorded related to the amortization of the debt discount was immaterial. As of March 31, 2011, the fair value of the embedded conversion feature was $5.0 million and as such, the Company recorded a loss on the change in fair value of the embedded conversion feature of $900,000, which is included in the accompanying consolidated condensed statement of operations as a component on non-cash items related to debt discounts, deferred financing fees and valuation of conversion features and warrants.

In October and November 2011, note holders of $575,000 of the original $4.2 million Senior Convertible Secure Notes – 2011 exercised their right to convert their notes and accrued interest and were issued 232,125 shares of our common stock.

On December 13, 2011, following a public offering pursuant to a Registration Statement on Form S-3, the Company received gross proceeds in excess of $5 million. Pursuant to the terms, as defined, in the Senior Convertible Secure Notes – 2011 agreements, the remaining outstanding principal balance  plus accrued interest, was automatically converted into shares of common stock at a conversion price of $2.50 per share. In accordance with the terms of the agreement, the Company automatically converted approximately $3.7 million of remaining principal and approximately $130,000 of accrued interest into 1,513,237 shares of the Company’s common stock. In addition, the Company issued 99,461 shares of common stock related to the bonus interest feature associated with the mandatory conversion of the debt. As of December 31, 2011, the fair value of the embedded conversion features was $0. As of December 31, 2011, all of the Senior Convertible Secure Notes - 2011 plus accrued interest was paid or converted into shares of common stock.

4. Stockholders’ Equity

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

Common Stock

During the three months ended March 31, 2012, Series B Preferred stockholders exchanged 19 shares of Series B Preferred stock for 2,509 shares of our common stock.

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of March 31, 2012.

	Shares of Preferred Stock Not Exchanged as of March 31, 2011	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2011

Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	95	132.07	12,547
Total Remaining Not Exchanged	178		52,439

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

The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. As of March 31, 2012 and December 31, 2011, we had no level 1 assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. As of March 31, 2012 and December 31, 2011, we had no level 2 assets or liabilities.

Level 3: : Inputs other than Level 1 that are observable, either directly or indirectly. As of March 31, 2012 and December 31, 2011, we had no level 3 assets or liabilities.

For the Three
Months Ended March 31, 2011

Annual dividend yield	--
Expected life (years)	0.25 – 5.0
Risk-free interest rate	0.08% - 1.27%
Expected volatility	110% - 224%

The assumptions above were used to value warrants granted to employees and consultants as well as the embedded conversion features associated with convertible debt for the period ended March 31, 2011.

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

6. Deferred Revenue

Engineering development fees are recorded as deferred revenue until such time as the engineering services have been provided.

As of March 31, 2012 and December 31, 2011, we have $1.5 million and $1.5 million, respectively, of deferred license fee revenue related to a prepayment for future license fees from one customer and a total of $0.4 million and $0.4 million of deferred engineering development fees from eight and four customers, respectively. We are deferring the engineering development fee revenue until such time as the engineering work has been completed. We expect to complete all services under these contracts by the fourth quarter of 2012.

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

Stock Options

As of March 31, 2012, we had two equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
●	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of March 31, 2012:

●	The 2001 Non-Employee Director Stock Option Plan (the Director Plan) which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2012	19,324	$35.39 - 368.75	$92.19
Granted	---	---	---
Cancelled or expired	(7,864)	$35.39 - 368.75	$69.31
Exercised	---	---	---
Outstanding at March 31, 2012	11,460	$58.25 - 125.00	$107.89

The aggregate intrinsic value of the 11,460 stock options that are outstanding, vested and expected to vest at March 31, 2012 is $0.

The 1998 Plan terminated effective June 15, 2008 and the Director Plan terminated effective March 2011. Although we can no longer issue stock options out of the plans, the outstanding options at the date of termination will remain outstanding and vest in accordance with their terms. Options granted under the Director Plan vested over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 1998 and 2006 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

During the three months ended March 31, 2011, the Company recorded $34,000 of stock option expense related to the vesting of stock options.

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the three months ended March 31, 2012 and 2011.

Warrants

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.625 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which is to be amortized over 24 months. During the three months ended March 31, 2012 and 2011, we recorded $25,000 of stock based compensation expense related to vesting of such warrants.

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the three months ended March 31, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price or $2.00 per share to our US based employee during the three months ended March 31, 2011. The warrants to purchase an aggregate of 100,000 shares of our common stock vested on the date of grant. The vested warrants granted to employees and legal advisor had and aggregate fair value on the date of grant of $230,000 and is included in general and administrative expense for the three months ended March 31, 2011. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

On September 12, 2011, we issued 20,000 warrants at an exercise price of $3.90 per share to an employee. The fair value of the warrants was $75,000 on the date of grant, using the Black-Scholes option pricing model, which is to be amortized over 24 months. During the three months ended March 31, 2012, we recorded $9,000 of stock based compensation expense related to vesting of such warrants.

The stock-based compensation expense reflects the fair value of the vested portion of options and warrants for the recipients at the date of issuance plus the amortization of the unvested portion of the stock options, and warrants. Stock-based compensation expense related to stock options and warrants in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2012	Remaining unamortized expense at March 31, 2012
Stock-based compensation	$289	$34	$121

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 18 months.

See Note 5 for assumptions used to value warrants and embedded conversion features during the three months ended March 31, 2011.

A summary of all warrant activity is set forth below:

	March 31, 2012
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2012	5,405,606	$1.57	2.45
Issued	--	$--	--
Expired/forfeited	--	--	--
Exercised	(200,000)	$0.50	--
Outstanding and exercisable, March 31, 2012	5,205,606	$1.61	2.12

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of March 31, 2012:

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrant	9/26/2007	$31.75	233	9/26/2012
August 2009 Employee Warrants	8/25/2009	$0.50	240,000	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	25,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,434,830	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,440,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	620,443	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	49,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			5,205,606

8. Commitments and Contingencies

        Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011, respectively.

Operating Leases

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,207 square feet of office space located at Linnegatan 89, Stockholm, Sweden for approximately $6,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $72,000 per year including property tax (excluding VAT). This lease has a notice period of 3 months.

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid through December 31, 2014, with a 9-month notice period. The contract will be extended for an additional 3 years if it is not terminated according to the terms in the contract.

On March 18, 2011, we entered into a twelve month lease with CA-Santa Clara Office Center Limited Partnership for 1,718 square feet of office space located at 2700 Augustine Drive, Suite 100, Santa Clara, California, USA for $2,647 per month. The lease expired on April 30, 2012.

On March 22, 2012, we entered into a three year lease with 2350 Mission Investors LLC for  3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA commencing May 1, 2012. The initial lease payment is approximately $7,000 per month, increasing to approximately $7,700 per month over the term of the lease. The annual payment for this space equates to approximately $84,000 per year including property taxes.

9.  Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the three months ended March 31, 2012 and 2011 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$974	84%	$--	--%

Net revenues made outside of the U.S.	$190	16%	$539	100%

	$1,164	100%	$539	100%

10. Net Loss Per Share

Basic net loss per common share for the three months ended March 31, 2012 and 2011 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of 3.2 million and 2.1 million outstanding stock warrants under the treasury stock method, 52,000 and 55,000 shares issuable upon conversion of preferred stock and 0 and 1.8 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the periods ended March 31, 2012 and 2011, respectively, due to their anti-dilutive effect.

	Three Months ended
(in thousands, except per share amounts)	March 31,
	2012	2011
BASIC AND DILUTED
Weighted average number of
common shares outstanding	32,809	22,406
Number of shares for computation of
net loss per share	32,809	22,406
Net loss	$(1,588)	$(9,721)

Net loss per share - basic and diluted	$(0.05)	$(0.43)

11. Related Party Transactions

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

12. Subsequent Events

On April 2, 2012, a warrant holder exercised a warrant to purchase 15,000 shares of common stock using the net exercise provision allowed in the warrant and received 9,438 shares of our common stock.

On May 1, 2012, the Company began trading its common stock on the NASDAQ Stock Market Capital Markets under trading symbol NEON.

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no further subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some forward-looking statements by the use of words such as "believes," "anticipates," "expects," "intends" and similar expressions.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date hereof.  Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise. .

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Overview

Neonode Inc., “we”, “us”, “our”, the “Company”, develops and licenses the next generation of MultiSensingTM user interfaces and optical multi-touch solutions for some of the world’s largest consumer brands. The cornerstone of our offer to customers is our patented zForce® MultiSensing touch technology which provides a far more augmented and profound user experience than traditional touch. zForce MultiSensing is suited for small to midsized consumer and industrial electronic devices and supports unlimited gestures, multi-touch and sweep navigation.  zForce MultiSensing applies on any surface and integrates with all types of devices. zForce MultiSensing uses infrared light with zero latency that responds with any object - like a pen, finger, brush or gloved finger (with sizes down to 1 mm), at a very high scanning speed of 1000 Hz.

Neonode licenses zForce MultiSensing to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our technology into electronic devices that they develop and sell and is currently being integrated into products such as mobile phones, e-Readers, household appliances, printers and office equipment, GPS devices, automobile consoles, games and toys, and tablet devices.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three months ended March 31, 2012 and 2011, and as of March 31, 2012 and December 31, 2011 include the accounts of Neonode Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at March 31, 2012 and December 31, 2011.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At March 31, 2012, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

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

Our accounts receivable as of March 31, 2012 was due from eight customers, two of which accounted for 76% of our accounts receivable as of March 31, 2012. Our net revenues for the three months ended March 31, 2012 was earned from ten customers. Our customers are located in the U.S., Europe and Asia. Customers which accounted for 10% or more of our net revenues during the three months ended March 31, 2012 are as follows:

•	Amazon accounted for 55%
•	Sony Corporation accounted for 16%

Our accounts receivable as of December 31, 2011 was due from five customers, two of which accounted for 87% of our accounts receivable as of December 31, 2011. Our net revenues for the three months ended March 31, 2011 was earned from two customers, of which Sony Corporation accounted for approximately 97% of our net revenues for the three months ended March 31, 2011.

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2012.

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

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2012 and 2011 was $1.2 million and $539,000, respectively.  Our net revenues for the three months ended March 31, 2012 included $896,000 from license fees related to the shipment of eReaders plus $268,000 in fees for engineering design services related to our touch screen solution for another customer. Our net revenues for the three months ended March 31, 2011 included $521,000 from license fees related to the shipment of eReaders by Sony Corporation (Sony) plus $18,000 in fees for engineering design services related to our touch screen solution for another customer.

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

As of March 31, 2012, we have signed sixteen technology license agreements with global OEMs and customers. We signed one new license agreement with a global OEM subsequent to March 31, 2012. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

Drivers of the touch screen market include mobile phones, printers, laptops, tablets, eReaders, navigation screens, etc. The proliferation and mass market acceptance of touch screens have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments. The typical sales cycle is 9-18 months with new customers while existing customer lead times are typically 6-9 months. During the initial cycle, there are three phases: evaluation, design, and commercial.  In the evaluation phase, prospects validate the Neonode technology using a Neonode evaluation kit and may produce short runs. During the design phase, true product development begins, with solution definition occurring as well.  This phase tends to be the longest and it should be noted that this phase is where delays typically occur, drawing out the term of the overall cycle.  In the final phase, commercialization, the customer enters into full production mode, and Neonode earns license revenue.

Gross Margin

Gross margin was $915,000 and $384,000 for the three months ended March 31, 2012 and 2011, respectively. Our cost of revenues includes the direct cost of production of the components plus the costs of Company employed engineering personnel plus engineering consultants to complete the engineering design contract.

Product Research and Development

Product research and development expenses for the three month period ending March 31, 2012 were $687,000 compared to $276,000 for the same period in 2011.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements. Factors that contributed to the increase in R&D costs include an increase in the amount of time our engineering department spends engaged in the R&D activities. These other costs related to customer specific activities are included in our cost of revenue. R&D costs increased to $249,000 for the three months ended March 31, 2012 compared to $155,000 for the same period in 2011.

Sales and Marketing

Sales and marketing expenses for the three month period ended March 31, 2012 were $799,000 compared to $352,000 for the same period in 2011. This increase in 2012 as compared to 2011 is primarily related to an increase in sales and marketing staff, marketing activities and travel related costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2012 were $995,000 compared to $864,000 for the same period in 2011. This increase in 2012 as compared to 2011 is primarily related to salary expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts.

Interest Expense

Interest expense for the three month period ended March 31, 2011 was $54,000. We did not have any interest expense for the three month period ended March 31, 2012 . We had $3.9 million of convertible debt outstanding at March 31, 2011. All the convertible debt and accrued interest was converted to shares of our common stock on December 14, 2011.

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

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

Income Taxes

Our tax provision for the three months ended March 31, 2012 and 2011 represents income taxes withheld by one of our foreign customers. We recorded valuation allowances for the three month periods ending March 31, 2012 and 2011 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $1.6 million for the three month period ended March 31, 2012, compared to a net loss of $9.7 million in the comparable period in 2011.

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

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at March 31, 2012, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’s future operating results.

At March 31, 2012, we had cash of $13.3 million as compared to $12.9 million at December 31, 2011. In the three month period ended March 31, 2012, $523,000 of cash was provided by operating activities. Our net loss for the three months ended March 21, 2012 increased by the following non-cash items (in thousands):

Depreciation and amortization	$18
Stock-based compensation expense	34

Total net non-cash items included in cash provided by our operations	$52

Working capital was $11.9 million (current assets less current liabilities) at March 31, 2012, compared to working capital of $13.6 million at December 31, 2011.

In the three months ended March 31, 2012, we purchased $201,000 of equipment, primarily computers and furniture related to our Stockholm office.

Historically, the majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. During 2011, we raised approximately $15.5 million through debt and equity offerings.  We believe we now have sufficient cash to operate through the first quarter of 2013 and thereafter expect to receive sufficient cash from customer  license agreements currently in place to operate for at least the next twelve months.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.   Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

During the three months ended March 31, 2012, management determined that we had  material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

Despite the conclusion that disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.

 Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We are currently taking steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our planned steps include:

•
adding personnel to our accounting department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to complex accounting issues;

•	exploring the suitability of further upgrades to our accounting system;
•	preparing written policies and procedures for accounting and financial reporting to establish a formal process to close our books and account for all transactions; and

PART II. Other Information

ITEM  1.    Legal Proceedings

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes

ITEM  1A.  Risk Factors

Please refer to Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.     Exhibits and Reports on Form 8-K

Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011)
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011)
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 31, 2011)
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2012 and 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly  this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2012.

Neonode Inc. Registrant

Date: May 15, 2012	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)