Form 10-Q
period 2012-06-30
Neonode, Inc
filed 2012-08-14
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒           Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2012, was 33,003,782.

NEONODE INC.

INDEX TO JUNE 30, 2012 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	Controls and Procedures	31

PART II	Other Information

Item 1	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 6	Exhibits	32

SIGNATURES		33

EXHIBITS

PART I.     Financial Information

Item 1.       Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$11,275	$12,940
Accounts receivable	1,725	3,345
Prepaid expenses and other current assets	327	234
Total current assets	13,327	16,519
Property and equipment, net	332	108
Total assets	$13,659	$16,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$351	$447
Accrued expenses	776	601
Deferred revenue	1,543	1,906
Total current liabilities	2,670	2,954
Total liabilities	2,670	2,954
Commitments and contingencies (Note 8)

Stockholders' equity:
Series A Preferred stock, 444,541 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at June 30, 2012 and December 31, 2011. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 95 and 114 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 32,972,631 and 32,778,993 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	33	33
Additional paid-in capital	145,314	142,955
Accumulated other comprehensive (loss) income	(15)	13
Accumulated deficit	(134,343)	(129,328)
Total stockholders' equity	10,989	13,673
Total liabilities and stockholders' equity	$13,659	$16,627

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues	$1,974	$283	$3,138	$822
Cost of revenues	494	238	743	393
Gross margin	1,480	45	2,395	429

Operating expenses:
Product research and development	1,478	382	2,165	658
Sales and marketing	1,718	363	2,517	715
General and administrative	1,691	921	2,686	1,785

Total operating expenses	4,887	1,666	7,368	3,158
Operating loss	(3,407)	(1,621)	(4,973)	(2,729)
Other expense, net:
Interest expense	--	(81)	--	(135)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	--	(1,014)	--	(9,568)
Total other expense, net	--	(1,095)	--	(9,703)
Loss before provision for income taxes	(3,407)	(2,716)	(4,973)	(12,432)

Provision for income taxes	20	6	42	11
Net loss	$(3,427)	$(2,722)	$(5,015)	$(12,443)
Loss per common share:
Basic and diluted loss per share	$(0.10)	$(0.10)	$(0.15)	$(0.50)
Basic and diluted – weighted average shares used in per share computations	32,969	27,642	32,889	25,039

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss	$(3,427)	$(2,722)	$(5,015)	$(12,443)
Other comprehensive income (loss):
Foreign currency translation adjustments	(72)	(21)	(28)	18
Total comprehensive loss	$(3,499)	$(2,743)	$(5,043)	$(12,425)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,015)	$(12,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,351	472
Depreciation and amortization	40	10
Debt discounts and deferred financing fees and the valuation of conversion
features and warrants	--	9,569
Changes in operating assets and liabilities:
Accounts receivable	1,623	(2,961)
Other assets	--	--
Prepaid expenses	(96)	(70)
Accounts payable and accrued expenses	87	(160)
Deferred revenue	(363)	2,535
Net cash used in operating activities	(1,373)	(3,048)
Cash flows from investing activities:
Purchase of property and equipment	(268)	(25)
Net cash used in investing activities	(268)	(25)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	--	4,228
Repayment of convertible debt	--	(25)
Proceeds from exercise of warrants	8	515
Net cash provided by financing activities	8	4,718
Effect of exchange rate changes on cash	(32)	3
Net (decrease) increase in cash	(1,665)	1,648
Cash at beginning of period	12,940	911
Cash at end of period	$11,275	$2,559
Supplemental disclosure of cash flow information:
Interest paid	$--	$90
Income taxes paid	$42	$4
Supplemental disclosure of non-cash transactions:
Fair value of shares of common stock and warrants issued
to brokers in connection with financing, recorded as debt
issuance costs	$--	$1
Debt discount recorded as part of convertible debt financing
transactions including, warrants issued	$--	$4,228
Debt issuance costs related to 2011 financing	$--	$35
Accrued expenses converted to common stock	$--	$120
Conversion of debt and accrued interest to common stock	$--	$2,860
Reduction of derivative liabilities upon conversion of debt	$--	$13,379

See accompanying notes to condensed consolidated financial statements

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of expected results for the full 2012 fiscal year.

The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2011.

Operations

Neonode Inc., “we”, “us”, “our”, the “Company”, develops and licenses MultiSensing TM touch user interfaces and optical multi-touch solutions. The cornerstone of our interface solutions is zForce®, our patented touch technology. Neonode licenses the Neonode MultiSensing TM touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our technology into devices that they produce and sell. Our solution is currently being integrated into products such as mobile phones, e-Readers and tablets, printers and office equipment, toys and gaming consoles, automotive and in-vehicle infotainment systems.

Intellectual Property

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. Over time, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering our products and services. Our proprietary technology is not dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products. Although we rigorously protect our proprietary technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, the fair value of embedded derivatives, and the fair value of securities, such as options and warrants issued for stock-based compensation and in certain financing transactions.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with banking institutions to date.  If in the future the Company purchases cash equivalents, the Company will consider all highly liquid investments with original maturities of three months of less to be cash equivalents.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S. and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012. The Swedish government provides insurance coverage up to 100,000 Euro per customer and covers deposits in all types of accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to the deposits. As of June 30, 2012, the Company has approximately $10.4 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at June 30, 2012 or December 31, 2011.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At June 30, 2012, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $73,000 and $8,000 during the three months ended June 30, 2012 and 2011, respectively, and $11,000 and $(57,000) during the six months ended June 30, 2012 and 2011, respectively. Foreign currency translation gain (loss) was $(72,000) and $(21,000) for the three months ended June 30, 2012 and 2011, respectively, and was $(28,000) and $18,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Our accounts receivable as of June 30, 2012 was due from eleven customers, three of which accounted for 84% of our accounts receivable as of June 30, 2012.

Our net revenues for the three months ended June 30, 2012 was earned from twelve customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2012 are as follows:

●	Amazon - 53%
●	Kobo - 11%
●	Sony Corporation - 11%

Our net revenues for the six months ended June 30, 2012 was earned from sixteen customers. Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2012 are as follows:

●	Amazon - 53%
●	Sony Corporation – 13%

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

Risks and Uncertainties

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

We are subject to certain risks common to technology-based companies in similar stages of development. Principal risks include risks relating to the uncertainty of market acceptance for our products, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing patents and intellectual property rights, on our future customers ability to develop and sell products that incorporate our technology, the concentration of our operations in a limited number of facilities, the uncertainty of demand for our products in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations.

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

Prior to September 30, 2011, we deferred the technology license fee revenue until such time as the warranty period stipulated in the license agreement expired because we did not have sufficient historical experience in estimating potential warranty costs.  From June 2010 to September 30, 2011, we entered into 12 technology license contracts with customers.  During that time there were no warranty related costs incurred for any customer products after they have been released to market.  During the quarter ended September 30, 2011, the Company performed an analysis and determined that it had sufficient historical evidence regarding estimated warranty costs and therefore began recognizing technology license fee revenues, net of warranty costs, if any, as the products incorporating the Neonode technology are distributed or licensed by our customers, assuming all other revenue recognition criteria has been met.  Our customers report to us the quantities of products distributed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.

Explicit return rights are not offered to customers. There have been no returns through June 30, 2012.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2012 and 2011 amounted to approximately $85,000 and $29,000 and $282,000 and $74,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2012 and December 31, 2011. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of June 30, 2012 and December 31, 2011, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for three and six months ended June 30, 2012 and 2011 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 10).

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income,   establishes standards for reporting and displaying comprehensive income (loss) and its components in the condensed consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation gains or losses as a result of consolidation.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was 6.95 and 6.26 Swedish Krona to one U.S. Dollar for the three months ended June 30, 2012 and 2011, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations was 6.85 and 6.34 Swedish Krona to one U.S. Dollar for the six months ended June 30, 2012 and 2011, respectively. The exchange rate for the condensed consolidated balance sheets was 6.96 and 6.92 Swedish Krona to one U.S. Dollar as of June 30, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash and cash equivalents, accounts receivable, payables and accrued expenses are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2011-4, Fair Value Measurement ("ASU 2011-04"). ASU 2011-04 amends existing guidance to achieve convergence in measurement and disclosure between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 is effective for fiscal year 2012. The adoption of ASU 2011-04 did not impact the Company’s results of operations or its financial position.

In June 2011, the FASB issued ASU No. 2011-05,   Presentation of Comprehensive Income (“ASU 2011-05”).  The provisions of ASU 2011-05 allow an entity the option to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income (loss) along with total net income (loss), each component of other comprehensive income (loss) along with a total for other comprehensive income (loss), and a total amount for comprehensive income (loss).  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in other comprehensive income (loss) or when an item of other comprehensive income (loss) must be reclassified to net income (loss).  Certain provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 resulted in presentation changes to the Company’s consolidated statements of operations and the addition of separate consolidated statements of comprehensive income (loss).  The adoption of ASU No. 2011-05 did not impact the Company’s results of operations or its financial position.

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

During the three and six months ended June 30, 2011 we recorded a total of $15,000 in interest expense related to the principal balance of the Convertible Notes – 2009.

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

During the three and six months ended June 30, 2011 we recorded a total of $28,000 in interest expense related to the principal balance of the Convertible Notes – 2010.

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

In addition,  as of March 31, 2011,the Company issued 373,730 new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that was equal  to twenty-five percent (25%) of the investor’s note to the Company.  The Company issued an additional 49,100 warrants in April 2011 related to the collection of the payment totaling $491,000. The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

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

As of June 30, 2011, the fair value of the embedded conversion feature was $6.2 million and as such, the Company recorded a loss on the change in fair value of the embedded conversion feature of $1.4 million, which is included in the accompanying consolidated condensed statement of operations as a component on non-cash items related to debt discounts, deferred financing fees and valuation of conversion features and warrants.

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

4. Stockholders’ Equity

On February 29, 2012, the Company filed a Certificate of Correction with the Secretary of State of Delaware effectively reducing the amount of its authorized shares from 848,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock to 70,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. This reflects the new capital structure of the Company following its 1-for-25 reverse split that became effective at the close of business on March 25, 2011.

On May 1, 2012, the Company began trading its common stock on the NASDAQ Stock Market Capital Markets under trading symbol NEON.

Common Stock

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

During the six months ended June 30, 2012, Series B Preferred stockholders exchanged 19 shares of Series B Preferred stock for 2,509 shares of our common stock.

During the six months ended June 30, 2012, a warrant holder exercised a warrant to purchase 21,000 shares of common stock using the net exercise provision allowed in the warrant and received 13,831 shares of our common stock. Another warrant holder exercised a warrant to purchase 2,500 shares of common stock and paid a cash exercise price of $3.13 per share for a total exercise price of $7,813.

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

●	Liquidation Preference.

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of June 30, 2012.
	Shares of Preferred Stock Not Exchanged as of June 30, 2012	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2012

Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	95	132.07	12,547
Total Remaining Not Exchanged	178		52,439

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

The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. As of June 30, 2012 and December 31, 2011, we had no level 1 assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. As of June 30, 2012 and December 31, 2011, we had no level 2 assets or liabilities.

Level 3: Inputs other than Level 1 that are observable, either directly or indirectly. As of June 30, 2012 and December 31, 2011, we had no level 3 assets or liabilities.

For the Six
Months Ended June 30, 2011

Annual dividend yield	--
Expected life (years)	0.08 – 3.0
Risk-free interest rate	0.08%- 1.27%
Expected volatility	110% - 263%

The assumptions above were used to value warrants granted to employees and consultants as well as the embedded conversion features associated with convertible debt for the six months ended June 30, 2011.

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

6. Deferred Revenue

Engineering development fees are recorded as deferred revenue until such time as the engineering services have been provided.

As of June 30, 2012 and December 31, 2011, we have $1.4 million and $1.5 million, respectively, of deferred license fee revenue related to a prepayment for future license fees from one customer and a total of $0.1 million and $0.4 million, respectively, of deferred engineering development fees from four and four customers, respectively. We are deferring the engineering development fee revenue until such time as the engineering work has been completed.

7. Stock-Based Compensation

We have three approved stock option plans for which stock options and restricted stock awards are available to grant to employees, consultants and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

As of June 30, 2012, we had two equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
●	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of June 30, 2012:

●	The 2001 Non-Employee Director Stock Option Plan (the Director Plan), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2012	19,324	$92.19
Granted	1,460,000	4.26
Cancelled or expired	(8,124)	69.36
Exercised	---	---
Outstanding at June 30, 2012	1,471,200	$6.79

For the Six
Months Ended June 30, 2012

Annual dividend yield	--
Expected life (years)	3.8
Risk-free interest rate	0.55% - 0.57%
Expected volatility	186% - 187%

The assumptions above were used to value stock options granted to employees and directors during the six months ended June 30, 2012.

The aggregate intrinsic value of the 1,471,200 stock options that are outstanding, vested and expected to vest at June 30, 2012 is $2.8 million.

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

During the three and six months ended June 30, 2011, the Company recorded $35,000 and $70,000, respectively, of stock option expense related to the vesting of stock options.

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors (Board) during the six months ended June 30, 2011.

During the three months ended June 30, 2012, we granted 1.1 million options to purchase shares of our common stock to employees and 360,000 options to purchase shares of our common stock to members of our Board. The options have a 7-year life and 1/3 of the options vested on the date of grant with the remaining vesting monthly over the following 24-months. During the three and six months ended June 30, 2012, we recorded $2.3 million of stock based compensation expense related to vesting of such options.

Warrants

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.625 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which is to be amortized over 24 months. During the three and six months ended June 30, 2012 and 2011, we recorded $25,000 and $50,000, respectively, of stock based compensation expense related to vesting of such warrants.

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the six months ended June 30, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price or $2.00 per share to our US based employee during the six months ended June 30, 2011. The warrants to purchase an aggregate of 100,000 shares of our common stock vested on the date of grant. The vested warrants granted to the employee and legal advisor had an aggregate fair value on the date of grant of $230,000 and is included in general and administrative expense for the three and six months ended June 30, 2011. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

On September 12, 2011, we issued 20,000 warrants at an exercise price of $3.90 per share to an employee. The fair value of the warrants was $75,000 on the date of grant, using the Black-Scholes option pricing model, which is to be amortized over 24 months. During the three and six months ended June 30, 2012, we recorded $9,000 and $18,000, respectively, of stock based compensation expense related to vesting of such warrants.

The stock-based compensation expense reflects the fair value of the vested portion of options and warrants for the recipients at the date of issuance plus the amortization of the unvested portion of the stock options and warrants. Stock-based compensation expense related to stock options and warrants in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended June 30, 2011	Three months ended June 30, 2012
Stock-based compensation	$183	$2,317

	Six months ended June 30, 2011	Six months ended June 30, 2012	Remaining unamortized expense at June 30, 2012
Stock-based compensation	$472	$2,351	$3,607

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 22 months.

See Note 5 for assumptions used to value warrants during the three and six months ended June 30, 2011.

A summary of all warrant activity is set forth below:

	June 30, 2012
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2012	5,405,606	$1.57	2.45
Issued	--	$--	--
Expired/forfeited	--	--	--
Exercised	(223,500)	$0.61	--
Outstanding and exercisable, June 30, 2012	5,182,106	$1.61	1.87

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

During the three months ended June 30, 2012, a warrant holder exercised a warrant to purchase 21,000 shares of common stock using the net exercise provision allowed in the warrant and received 13,831 shares of our common stock. Another warrant holder exercised a warrant to purchase 2,500 shares of common stock and paid a cash exercise price of $3.13 per share for a total exercise price of $7,813.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

Below is a summary of Outstanding Warrants to Purchase Common Stock as of June 30, 2012:

Description	Issue Date	Exercise Price	Shares	Expiration Date

September 2007 Investor Warrant	9/26/2007	$31.75	233	9/26/2012
August 2009 Employee Warrants	8/25/2009	$0.50	240,000	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	4,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,434,830	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,440,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.00	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	617,943	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	49,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			5,182,106

8. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011, respectively.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011, respectively.

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

On April 15, 2012, Neonode Technologies AB entered into a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $13,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $161,000 per year including property tax (excluding VAT). This lease is valid through April 15, 2013.

9.  Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the three and six months ended June 30, 2012 and 2011 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$1,218	62%	$130	46%

Net revenues made outside of the U.S.	756	38%	153	54%

	$1,974	100%	$283	100%

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$2,000	64%	$130	16%

Net revenues made outside of the U.S.	1,138	36%	692	84%

	$3,138	100%	$822	100%

10. Net Loss Per Share

Basic net loss per common share for the three and six months ended June 30, 2012 and 2011 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of 103,000 and zero stock options outstanding under the treasury stock method, 3.4 million and 5.4 million outstanding stock warrants under the treasury stock method, 52,000 and 55,000 shares issuable upon conversion of preferred stock and zero and 1.7 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the six months ended June 30, 2012 and 2011, respectively, due to their anti-dilutive effect.

	Three Months ended
(in thousands, except per share amounts)	June 30,
	2012	2011
BASIC AND DILUTED
Weighted average number of
common shares outstanding	32,969	27,642
Number of shares for computation of
net loss per share	32,969	27,642
Net loss	$(3,427)	$(2,722)

Net loss per share - basic and diluted	$(0.10)	$(0.10)

	Six Months ended
(in thousands, except per share amounts)	June 30,
	2012	2011
BASIC AND DILUTED
Weighted average number of
common shares outstanding	32,889	25,039
Number of shares for computation of
net loss per share	32,889	25,039
Net loss	$(5,015)	$(12,443)

Net loss per share - basic and diluted	$(0.15)	$(0.50)

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

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Overview

Neonode Inc., “we”, “us”, “our”, the “Company”, develops and licenses the next generation of MultiSensing TM touch user interfaces and optical multi-touch solutions for some of the world’s largest companies. The cornerstone of our interface solutions is zForce®, our patented touch technology which provides a more augmented user experience compared to traditional touch. The Neonode MultiSensingTM touch technology is suited for small to midsized consumer and industrial electronic devices and supports extensive gestures, multi-touch and sweep navigation.  The Neonode MultiSensingTM touch technology applies to any surface and integrates with all various devices. The Neonode MultiSensingTM touch technology uses infrared light with zero latency that responds with most objects, such as a pen, finger, brush or gloved finger, at a very high scanning speed.

Neonode licenses the Neonode MultiSensingTM touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our technology into devices that they produce and sell. Our technology is currently being integrated into products such as mobile phones, e-readers and tablets, printers and office equipment, toy and gaming consoles, automotive and in-vehicle infotainment systems.

Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not have to manufacture products. We license the right to use zForce and Neonode MultiSensingTM software which, together with standard components from partners, create a complete optical touch solution.

Intellectual Property

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. Over time, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering our products and services. Our proprietary technology is not dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products. Although we rigorously protect our proprietary technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011, and as of June 30, 2012 and December 31, 2011 include the accounts of Neonode Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation. As we have not made any changes to our critical accounting policies for the six months ended June 30, 2012, please note the critical accounting policies disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Net Revenues

Net revenues for the three and six months ended June 30, 2012 was $2.0 million and $3.1 million compared to net revenue for the three and six months ended June 30, 2011 of $283,000 and $822,000, respectively.  Our net revenues for the three and six months ended June 30, 2012 included $1.6 million and $2.5 million from license fees related to the shipment of e-Readers plus $377,000 and $645,000 in fees for engineering design services related to our touch screen solution for customers.  Our net revenue for the three and six months ended June 30, 2011 included $56,000 and $577,000, respectively, from license fees related to the shipment of e-Readers by Sony Corporation (Sony). Net revenues for the three and six months ended June 30, 2011 also included $214,000 and $233,000, respectively, in fees for engineering design services related to our touch screen solution for numerous customers. On June 18, 2010, in conjunction with the signing of the technology license agreement with Sony, they issued an initial purchase order for $475,000 of touchscreen licenses. We recorded the $475,000 pre-payment as deferred revenue until the initial warranty period expired. Sony began shipping its first e-Reader product on September 1, 2010. During the six months ended June 30, 2011, we recognized the $475,000 of deferred revenue related to the Sony initial purchase order.

As of June 30, 2012, we have nineteen signed technology license agreements with global OEMs and customers. We signed one new license agreement with a global OEM subsequent to June 30, 2012. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

Drivers of the touch screen market include mobile phones, printers, laptops, tablets, e-Readers, navigation screens, etc.   The proliferation and mass market acceptance of touch screens have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments. The typical sales cycle is 9-18 months with new customers while existing customer lead times are typically 6-9 months. During the initial cycle, there are three phases: evaluation, design, and commercial.  In the evaluation phase, prospects validate the Neonode technology using a Neonode evaluation kit and may produce short runs. During the design phase, true product development begins, with solution definition occurring as well.  This phase tends to be the longest and it should be noted that this phase is where delays typically occur, drawing out the term of the overall cycle.  In the final phase, commercialization, the customer enters into full production mode, and Neonode earns license revenue.

Gross Margin

Gross margin was $1.5 million and $2.4 million for the three and six months ended June 30, 2012 compared to $45,000 and $429,000 for the same periods in 2011, respectively. Our cost of revenues includes the direct cost of production of the components plus the costs of Company employed engineering personnel plus engineering consultants to complete the engineering design contract. The gross margin related to our license fees is 100% and as license fees as a percentage of our total revenues increase our gross margin will increase.

Product Research and Development

Product research and development (R&D) expenses for the three and six months ending June 30, 2012 were $1.5 million and $2.2 million compared to $382,000 and $658,000 for the same periods in 2011.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.   Factors that contributed to the increase in R&D costs include an increase in the amount of time our engineering department spends engaged in R&D activities. Included in R&D expenses are $178,000 and $187,000 of non-cash stock option and warrant expense for the three and six months ended June 30, 2012 compared to $72,000 and $109,000  for the same periods in 2011.Other costs related to customer specific activities are included in our cost of revenue.

Sales and Marketing

Sales and marketing (S&M) expenses for the three and six months ending June 30, 2012 were $1.7 million and $2.5 million compared to $363,000 and $715,000 for the same periods in 2011, respectively. This increase in 2012 as compared to 2011 is primarily related to an increase in sales and marketing staff, marketing activities and travel related costs. Marketing related expense increased to $85,000 and $282,000 for the three and six months ended June 30, 2012 compared to $29,000 and $74,000 for the same periods in 2011. Included in S&M expenses are $918,000 and $943,000 of non-cash stock option and warrant expense for the three and six months ended June 30, 2012 compared to $23,000 and $48,000 for the same periods in 2011.

General and Administrative

General and administrative (G&A) expenses for the three and six months ending June 30, 2012 were $1.7 million and $2.7 million compared to $921,000 and $1.8 million for the same periods in 2011, respectively. This increase in 2012 as compared to 2011 is primarily related to salary expense, stock based compensation expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts. Included in G&A expenses are $1,221,000 of non-cash stock option and warrant expense for the three and six months ended June 30, 2012 compared to $88,000 and $315,000 for the same periods in 2011.

Interest Expense

Interest expense for the three and six months ending June 30, 2011 was $81,000 and $135,000, respectively. We did not have any interest expense for the three and six months ending June 30, 2012. We had $3.9 million of convertible debt outstanding at June 30, 2011. All the convertible debt and accrued interest was converted to shares of our common stock or paid by December 14, 2011.

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

During the three and six months ended June 30, 2011, the Company recorded an aggregate loss of $7.4 million and $8.1 million, respectively, as a change in fair value of derivative liabilities.

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

Income Taxes

Our tax provision for the three and six months ending June 30, 2012 and 2011 represents income taxes withheld by one of our foreign customers. We recorded valuation allowances for the three and six months ending June 30, 2012 and 2011 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.4 million and $5.0 million for the three and six months ended June 30, 2012, compared to a net loss of $2.7 million and $12.4 million in the comparable periods in 2011.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases noted in note 8. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the condensed consolidated financial statements.

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

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at June 30, 2012, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’ future operating results.

At June 30, 2012, we had cash  of $11.3 million as compared to $12.9 million at December 31, 2011. In the six month period ended June 30, 2012, $1.4 million of cash was used by operating activities. Our net loss for the six months ended June 30, 2012 increased by the following non-cash items (in thousands):

Depreciation and amortization	$40
Stock-based compensation expense	2,351
Total net non-cash items included in cash provided by our operations	$2,391

Working capital was $10.7 million (current assets less current liabilities) at June 30, 2012, compared to working capital of $13.6 million at December 31, 2011.

In the six months ended June 30, 2012, we purchased $268,000 of equipment, primarily computers and furniture related to our Stockholm office.

Historically, the majority of our cash has been provided by borrowings from senior secured notes and bridge notes that have been convertible into shares of our common stock or from the sale of our common stock and common stock purchase warrants to private investors. During 2011, we raised approximately $15.5 million through debt and equity offerings.  We believe we have sufficient cash to operate for at least the next twelve months.

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

During the three months ended June 30, 2012, management determined that we had material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

We are currently taking steps to both remedy the material weaknesses described above and facilitate our management’s assessment of internal control over financial reporting in accordance with the Sarbanes-Oxley Act and Commission rules. Our remediation steps include:

●
We added personnel to our accounting department, consultants, or other resources (including those with public company reporting experience) to enhance our policies and procedures, including those related to complex accounting issues;

●
We retained a Sarbanes-Oxley consulting firm to assist us to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books and account for all transactions.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2012 and 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2012.

Neonode Inc. Registrant

Date: August 14, 2012	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)