Form 10-Q
period 2012-09-30
Neonode, Inc
filed 2012-11-14
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒           Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of November 9, 2012, was 33,125,319.

NEONODE INC.

INDEX TO SEPTEMBER 30, 2012 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	Controls and Procedures	31

PART II	Other Information

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	32

Item 6	Exhibits	32

SIGNATURES		33

EXHIBITS

PART I.     Financial Information

Item 1.       Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$11,246	$12,940
Accounts receivable	1,526	3,345
Prepaid expenses and other current assets	382	234
Total current assets	13,154	16,519
Property and equipment, net	340	108
Total assets	$13,494	$16,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$498	$447
Accrued expenses	737	601
Deferred revenue	2,594	1,906
Total current liabilities	3,829	2,954
Total liabilities	3,829	2,954
Commitments and contingencies (Note 8)

Stockholders' equity:
Series A Preferred stock, 444,541 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at September 30, 2012 and December 31, 2011. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-

Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 95 and 114 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-

Common stock, 70,000,000 shares authorized with par value $0.001 per share; 33,125,319 and 32,778,993 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	33	33
Additional paid-in capital	146,067	142,955
Accumulated other comprehensive income	52	13
Accumulated deficit	(136,487)	(129,328)
Total stockholders' equity	9,665	13,673
Total liabilities and stockholders' equity	$13,494	$16,627

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net revenues	$1,679	$1,287	$4,817	$2,109
Cost of revenues	337	333	1,080	726
Gross margin	1,342	954	3,737	1,383

Operating expenses:
Product research and development	1,451	385	3,616	1,043
Sales and marketing	920	411	3,437	1,126
General and administrative	1,086	518	3,772	2,303
Total operating expenses	3,457	1,314	10,825	4,472
Operating loss	(2,115)	(360)	(7,088)	(3,089)
Other expense, net:
Interest expense	--	(76)	--	(211)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	--	(1,475)	--	(11,043)
Total other expense, net	--	(1,551)	--	(11,254)
Loss before provision for income taxes	(2,115)	(1,911)	(7,088)	(14,343)
Provision for income taxes	29	19	71	30
Net loss	$(2,144)	$(1,930)	$(7,159)	$(14,373)
Loss per common share:
Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.22)	$(0.55)
Basic and diluted – weighted average shares used in per share computations	33,021	27,934	32,934	26,050

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net loss	$(2,144)	$(1,930)	$(7,159)	$(14,373)
Other comprehensive income (loss):
Foreign currency translation adjustments	67	(34)	39	(16)
Total comprehensive loss	$(2,077)	$(1,964)	$(7,120)	$(14,389)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,159)	$(14,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,957	517
Depreciation and amortization	68	17
Debt discounts and deferred financing fees and the valuation of conversion
features and warrants	--	11,043
Changes in operating assets and liabilities:
Accounts receivable	1,841	(450)
Prepaid expenses	(135)	(12)
Accounts payable and accrued expenses	138	(205)
Deferred revenue	688	2,038
Net cash used in operating activities	(1,602)	(1,425)
Cash flows from investing activities:
Purchase of property and equipment	(290)	(59)
Net cash used in investing activities	(290)	(59)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	--	4,228
Repayment of convertible debt	--	(25)
Proceeds from exercise of warrants	155	515
Net cash provided by financing activities	155	4,718
Effect of exchange rate changes on cash	43	1

Net (decrease) increase in cash	(1,694)	3,235
Cash at beginning of period	12,940	911
Cash at end of period	$11,246	$4,146
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$--	$90
Income taxes paid	$71	$4

Supplemental disclosure of non-cash transactions:
Debt discount recorded as part of convertible debt financing
transactions including, warrants issued	$-	$4,228
Debt issuance costs related to 2011 financing	$--	$35
Accrued expenses converted to common stock	$--	$120
Conversion of debt and accrued interest to common stock	$--	$2,860
Reduction of derivative liabilities upon conversion of debt	$--	$13,379

See accompanying notes to condensed consolidated financial statements

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of expected results for the full 2012 fiscal year.

The accompanying condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2011.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of securities, such as options and warrants issued for stock-based compensation.

Cash

We have not had any liquid investments other than normal cash deposits with bank institutions to date.  If in the future the Company purchases cash equivalents, the Company will consider all highly liquid investments with original maturities of three months of less to be cash equivalents.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S. and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for noninterest bearing transaction accounts through December 31, 2012. The Swedish government provides insurance coverage up to 100,000 Euro per customer and covers deposits in all types of accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to the deposits. As of September 30, 2012, the Company has approximately $10.8 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at September 30, 2012 or December 31, 2011.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At September 30, 2012, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

             Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $71,000 and $41,000 during the three months ended September 30, 2012 and 2011, respectively, and $82,000 and $(16,000) during the nine months ended September 30, 2012 and 2011, respectively. Foreign currency translation gain (loss) was $67,000 and $(34,000) for the three months ended September 30, 2012 and 2011, respectively, and was $39,000 and $(16,000) for the nine months ended September 30, 2012 and 2011, respectively.

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

Our accounts receivable as of September 30, 2012 was due from eleven customers, three of which accounted for 77% of our accounts receivable as of September 30, 2012.

Our net revenues for the three months ended September 30, 2012 was earned from nine customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2012 are as follows:

●	Amazon - 31%
●	Kobo - 27%
●	Sony Corporation - 18%
●	Barnes & Noble – 13%

Our net revenues for the nine months ended September 30, 2012 was earned from eighteen customers. Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2012 are as follows:

●	Amazon - 46%
●	Kobo – 16%
●	Sony Corporation – 14%

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which the Company’s financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our product development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as deemed appropriate.

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2012.

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

We allocate revenues to all deliverables based on their relative selling price using a specific hierarchy. The hierarchy is as follows: VSOE, third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”).

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2012 and 2011 amounted to approximately $20,000 and $302,000, and $29,000 and $100,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2012 and December 31, 2011. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such a determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of September 30, 2012 and December 31, 2011, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for three and nine months ended September 30, 2012 and 2011 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 10).

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

The weighted-average exchange rate for the consolidated statements of operations was 6.67 and 6.48 Swedish Krona to one U.S. Dollar for the three months ended September 30, 2012 and 2011, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations was 6.79 and 6.41 Swedish Krona to one U.S. Dollar for the nine months ended September 30, 2012 and 2011, respectively. The exchange rate for the condensed consolidated balance sheets was 6.53 and 6.92 Swedish Krona to one U.S. Dollar as of September 30, 2012 and December 31, 2011, respectively.

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

During the three and nine months ended September 30, 2011 we recorded a total of $0 and $15,000 in interest expense related to the principal balance of the Convertible Notes – 2009, respectively.

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

During the three and nine months ended September 30, 2011 we recorded a total of  $0 and $28,000, respectively, in interest expense related to the principal balance of the Convertible Notes – 2010.

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

In addition,  as of March 31, 2011, the Company issued 373,730 new five-year common stock purchase warrants, with an exercise price of $3.13 per share (the “March 2011 Warrants”), with each investor receiving a number of March 2011 Warrants that was equal  to twenty-five percent (25%) of the investor’s note to the Company.  The Company issued an additional 49,100 warrants in April 2011 related to the collection of the payment totaling $491,000. The March 2011 Warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrants being exercised.

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

As of September 30, 2011, the fair value of the embedded conversion feature was $7.6 million and as such, the Company recorded a loss on the change in fair value of the embedded conversion feature of $1.5 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, which is included in the accompanying consolidated condensed statement of operations as a component on non-cash items related to debt discounts, deferred financing fees and valuation of conversion features and warrants.

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

During the nine months ended September 30, 2012, Series B Preferred stockholders exchanged 19 shares of Series B Preferred stock for 2,509 shares of our common stock.

 During the nine months ended September 30, 2012, warrant holders (excluding members of our board of directors) exercised warrants to purchase 116,000 shares of common stock using the net exercise provision allowed in the warrant and received 79,050 shares of our common stock. Warrant holders exercised warrants to purchase 17,500 shares of common stock and paid a cash exercise price of $3.13 per share for a total exercise price of $54,775. In addition, a warrant holder exercised a warrant to purchase 72,469 shares of common stock and paid a cash exercise price of $1.38 per share for a total exercise price of $100,007.

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of September 30, 2012.

	Shares of Preferred Stock Not Exchanged as of September 30, 2012	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2012
Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	95	132.07	12,547
Total Remaining Not Exchanged	178		52,439

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

The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. As of September 30, 2012 and December 31, 2011, we had no level 1 assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. As of September 30, 2012 and December 31, 2011, we had no level 2 assets or liabilities.

Level 3: Inputs other than Level 1 that are observable, either directly or indirectly. As of September 30, 2012 and December 31, 2011, we had no level 3 assets or liabilities.

For the Nine
Months Ended September 30, 2011

Annual dividend yield	--
Expected life (years)	0.08 – 3.0
Risk-free interest rate	0.08%- 1.27%
Expected volatility	110% - 263%

The assumptions above were used to value warrants granted to employees and consultants as well as the embedded conversion features associated with convertible debt for the nine months ended September 30, 2011.

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

6. Deferred Revenue

Engineering development fees are recorded as deferred revenue until such time as the engineering services have been provided.

As of September 30, 2012 and December 31, 2011, we have $2.3 million and $1.5 million, respectively, of deferred license fee revenue related to a prepayment for future license fees from one customer and a total of $0.3 million and $0.4 million, respectively, of deferred engineering development fees from four customers, respectively. We are deferring the engineering development fee revenue until such time as the engineering work has been completed.

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

Stock Options

As of September 30, 2012, we had two equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
●	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of September 30, 2012:

●	The 2001 Non-Employee Director Stock Option Plan (the Director Plan), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2012	19,324	$92.19
Granted	1,505,000	4.29
Cancelled or expired	(8,124)	69.36
Exercised	---	---
Outstanding at September 30, 2012	1,516,200	$5.06

For the Nine
Months Ended September 30, 2012

Annual dividend yield	--
Expected life (years)	3.85
Risk-free interest rate	0.43% - 0.58%
Expected volatility	177% - 186%

The assumptions above were used to value stock options granted to employees and directors during the nine months ended September 30, 2012.

The aggregate intrinsic value of the 1,516,200 stock options that are outstanding, vested and expected to vest at September 30, 2012 is $0.

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

During the three and nine months ended September 30, 2011, the Company recorded $17,000 and $87,000, respectively, of stock option expense related to the vesting of stock options.

We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors (Board) during the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2012, we granted  45,000 and 1,145,000 options to purchase shares of our common stock to employees and  0 and 360,000 options to purchase shares of our common stock to members of our Board. The options have a 7-year life and 1/3 of the options are vested on the date of grant with the remaining to vest monthly over the remaining 24-months. During the three and nine months ended September 30, 2012, we recorded approximately $572,000 and $2.9 million, respectively, of stock based compensation expense related to vesting of such options.

Warrants

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.625 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which is to be amortized over 24 months. During the nine months ended September 30, 2012 and 2011, we recorded $25,000 and $74,000, respectively, of stock based compensation expense related to vesting of such warrants.

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the nine months ended September 30, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price of $2.00 per share in one of our US based employees during the nine months ended September 30, 2011. In addition, we issued 20,000 shares three-year stock purchase warrants at an exercise price of $4.05 per share to an engineering consultant during the nine months ended September 30, 2011. The warrants to purchase an aggregate of 120,000 shares of our common stock vested on the date of the grant. The vested warrant granted to our legal advisor has a fair value on the grant of $193,000 and is included in general and administrative expense for the nine months ended September 30, 2011. The vested warrant granted to our employee has a fair value on the date of the grant of $37,000 and is included in product research and development expense for the nine months ended September 30, 2011. The vested warrant granted to our engineering consultant has a fair value on the date of grant of $73,000 and is included in product research and development expense for the nine months ended September 30, 2011.

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

On September 12, 2011, we issued 20,000 warrants at an exercise price of $3.90 per share to an employee. The fair value of the warrants was $75,000 on the date of grant, using the Black-Scholes option pricing model, which is to be amortized over 24 months. During the three months ended September 30, 2012 and 2011 we recorded $9,000 and $2,000, respectively, of stock based compensation expense related to vesting of such warrants. During the nine months ended September 30, 2012 and 2011 we recorded $28,000 and $2,000, respectively, of stock based compensation expense related to vesting of such warrants.

The stock-based compensation expense reflects the fair value of the vested portion of options and warrants for the recipients at the date of issuance plus the amortization of the unvested portion of the stock options and warrants. Stock-based compensation expense related to stock options and warrants in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended September 30, 2011	Three months ended September 30, 2012
Stock-based compensation	$45	$606

	Nine months ended September 30, 2011	Nine months ended September 30, 2012	Remaining unamortized expense at September 30, 2012
Stock-based compensation	$517	$2,957	$3,222

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.7 years.

See Note 5 for assumptions used to value warrants during the three and nine months ended September 30, 2011.

A summary of all warrant activity is set forth below:

	September 30, 2012
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2012	5,405,606	$0.57	3.56
Issued	--	$--	--
Expired/forfeited	(62,384)	1.25	--
Exercised	(343,817)	$1.03	--
Outstanding and exercisable, September 30, 2012	4,999,405	$1.60	1.63

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

During the nine months ended September 30, 2012, warrant holders (excluding members of our board of directors) exercised warrants to purchase 116,000 shares of common stock using the net exercise provision allowed in the warrant and received 79,050 shares of our common stock. Warrant holders exercised warrants to purchase 17,500 shares of common stock and paid a cash exercise price of $3.13 per share for a total exercise price of $54,775. In addition, a warrant holder exercised a warrant to purchase 72,469 shares of common stock and paid a cash exercise price of $1.38 per share for a total exercise price of $100,007.

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of September 30, 2012:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	240,000	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	4,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,312,362	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,400,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.00	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	612,943	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			4,999,405

8. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011, respectively.

           We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011, respectively.

            Operating Leases

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

9.  Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the three and nine months ended September 30, 2012 and 2011 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$877	52%	$741	58%

Net revenues made outside of the U.S.	802	48%	546	42%

	$1,679	100%	$1,287	100%

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Amount	Percentage	Amount	Percentage
Net revenues made in the U.S.	$2,809	58%	$955	45%

Net revenues made outside of the U.S.	2,008	42%	1,154	55%

	$4,817	100%	$2,109	100%

10. Net Loss Per Share

Basic net loss per common share for the three and nine months ended September 30, 2012 and 2011 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of 103,000 and 19,324 stock options outstanding under the treasury stock method, 3.2 million and 5.4 million outstanding stock warrants under the treasury stock method, 52,000 and 55,000 shares issuable upon conversion of preferred stock and zero and 1.7 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2012 and 2011, respectively, due to their anti-dilutive effect.

	Three Months ended
(in thousands, except per share amounts)	September 30,
	2012	2011
BASIC AND DILUTED
Weighted average number of
common shares outstanding	33,021	27,934
Number of shares for computation of
net loss per share	33,021	27,934
Net loss	$(2,144)	$(1,930)

Net loss per share - basic and diluted	$(0.06)	$(0.07)

	Nine Months ended
(in thousands, except per share amounts)	September 30,
	2012	2011
BASIC AND DILUTED
Weighted average number of
common shares outstanding	32,934	26,050
Number of shares for computation of
net loss per share	32,934	26,050
Net loss	$(7,159)	$(14,373)

Net loss per share - basic and diluted	$(0.22)	$(0.55)

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

The following management’s discussion and analysis of the Company’s financial condition and results of the operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for the years then ended included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Neonode Inc., “we”, “us”, “our”, the “Company”, develops and licenses MultiSensing TM touch user interfaces and optical multi-touch solutions. The cornerstone of our interface solutions is zForce®, our patented touch technology. Based on zForce, Neonode has developed a variety of features that sense any object - its size, its pressure on a surface, its depth, its velocity and even its proximity to any type of surface. This feature set is branded MultiSensing™ touch technology. Neonode MultiSensing touch technology is suited for consumer and industrial electronic devices and supports unlimited gestures, multi-touch and sweep navigation.

 Neonode licenses the MultiSensing TM touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our technology into devices that they produce and sell. Neonode’s MultiSensing technology, rivaling the best capacitive solutions at a fraction of the cost, is being incorporated into wide array of high volume color LCD products worldwide: mobile phones, tablets, office equipment, in-car infotainment displays, GPS, gaming devices and toys. Many of these products are predicted to ramp within 6-9 months and will incorporate Neonode’s customized Texas Instrument’s (“TI”) NN1001 multi-sensing controller chip, developed in close collaboration with Texas Instruments. The TI NN1001 controller chip began shipping to customers in May 2012. To date the Neonode’s MultiSensing solution is used on more than 10 million touch consumer devices in the global market place.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011, and as of September 30, 2012 and December 31, 2011 include the accounts of Neonode Inc. and our wholly owned subsidiary, Neonode Technologies AB.  All inter-company accounts and transactions have been eliminated in consolidation. As we have not made any changes to our critical accounting policies for the nine months ended September 30, 2012, please note the critical accounting policies disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended September 30, 2012 was $1.7 million and $4.8 million compared to net revenue for the three and nine months ended September 30, 2011 of $1.3 million and $2.1 million, respectively.  Our net revenues for the three and nine months ended September 30, 2012 included $1.6 million and $4.1 million from license fees  plus $120,000 and $765,000 in fees for engineering design services related to our touch screen solution for customers.  Our net revenues for the three and nine months ended September 30, 2011 included $1.2 million and $1.8 million, respectively, from license fees related to the shipment of e-Readers. Net revenues for the three and nine months ended September 30, 2011 also included $82,000 and $299,000, respectively, in fees for engineering design services related to our touch screen solution for numerous customers.

As of September 30, 2012, we have twenty signed technology license agreements with global OEMs and customers. We signed two new license agreements with a global OEM subsequent to September 30, 2012. We currently have technology license agreements with OEMs who operate in the e-Reader, tablet, automotive, personal computer, printer and office equipment, toys and gaming, GPS and mobile phone markets.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

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

Gross Margin

Gross margin was $1.3 million and $3.7 million for the three and nine months ended September 30, 2012 compared to $1.0 million and $1.4 million for the same periods in 2011, respectively. Our cost of revenues includes the direct cost of production of the components, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. The gross margin related to our license fees is 100% and as license fees as a percentage of our total revenues increase our gross margin will increase.

Product Research and Development

Product research and development (R&D) expenses for the three and nine months ending September 30, 2012 were $1.5 million and $3.6 million compared to $0.4 million and $1.0 million for the same periods in 2011.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.   Factors that contributed to the increase in R&D costs include an increase in the amount of time our engineering department spends engaged in R&D activities. Included in R&D expenses are $73,000 and $260,000 of non-cash stock option and warrant expense for the three and nine months ended September 30, 2012 compared to $2,000 and $111,000 for the same periods in 2011. Other costs related to customer specific activities are included in our cost of revenue.

Sales and Marketing

Sales and marketing (S&M) expenses for the three and nine months ending September 30, 2012 were $0.9 million and $3.4 million compared to $0.4 million and $1.1 million for the same periods in 2011, respectively. This increase in 2012 as compared to 2011 is primarily related to an increase in sales and marketing staff, marketing activities and travel related costs. Marketing related expense were $100,000 and $302,000 for the three and nine months ended September 30, 2012 compared to $26,000 and $29,000 for the same periods in 2011. Included in S&M expenses are $250,000 and $1.2 million of non-cash stock option and warrant expense for the three and nine months ended September 30, 2012 compared to $23,000 and $70,000 for the same periods in 2011.

General and Administrative

General and administrative (G&A) expenses for the three and nine months ending September 30, 2012 were $1.1 million and $3.8 million compared to $0.5 million and $2.3 million for the same periods in 2011, respectively. This increase in 2012 as compared to 2011 is primarily related to salary expense, stock based compensation expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts. Included in G&A expenses are $284,000 and $1.5 million of non-cash stock option and warrant expense for the three and nine months ended September 30, 2012 compared to $17,000 and $336,000 for the same periods in 2011.

Interest Expense

Interest expense for the three and nine months ending September 30, 2011 was $76,000 and $211,000, respectively. We did not have any interest expense for the three and nine months ending September 30, 2012. We had $3.9 million of convertible debt outstanding at September 30, 2011. All the convertible debt and accrued interest was converted to shares of our common stock or paid by December 14, 2011.

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

During the three and nine months ended September 30, 2011, the Company recorded an aggregate loss of $1.5 million and $9.6 million, respectively, as a change in fair value of derivative liabilities.

On December 14, 2011, all of the outstanding convertible debt and accrued interest was paid or converted into shares of the Company’s common stock. As of December 31, 2011, the fair value of the embedded conversion features was $0.

Income Taxes

Our tax provision for the three and nine months ending September 30, 2012 and 2011 represents income taxes withheld by one of our foreign customers. We recorded valuation allowances for the three and nine months ending September 30, 2012 and 2011 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $2.1 million and $7.2 million for the three and nine months ended September 30, 2012, compared to a net loss of $1.9 million and $14.4 million in the comparable periods in 2011.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases noted in Note 8 of the accompanying condensed consolidated financial statements. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the condensed consolidated financial statements.

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

Our cash is subject to interest rate risk. We invest primarily on a short-term basis. Our financial instrument holdings at September 30, 2012, were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities and all other factors were held constant. If interest rates increased by 10%, the expected effect on net loss related to our financial instruments would be immaterial. The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona will impact Neonode’ future operating results.

At September 30, 2012, we had cash of $11.2 million as compared to $12.9 million at December 31, 2011. In the nine month period ended September 30, 2012, $1.6 million of cash was used in operating activities. Our net loss for the nine months ended September 30, 2012 increased by the following non-cash items (in thousands):

Depreciation and amortization	$68
Stock-based compensation expense	2,957
Total net non-cash items included in cash provided by our operations	$3,025

Working capital was $9.3 million (current assets less current liabilities) at September 30, 2012, compared to working capital of $13.6 million at December 31, 2011.

For the nine months ended September 30, 2012, we used $1.6 million of cash for operations primarily as a result of the net loss of $7.2 million including non-cash expenses of $3.0 million (as described above). Offsetting the cash impact of our net operating loss (excluding non-cash items) was a decrease in accounts receivable of $1.8 million. Such decrease was offset by the increases in accounts payable and accrued expenses of $0.1 million, deferred revenue of $0.7 million and prepaid expenses of $0.1 million.

Net cash used in investing activities totaled $0.3 million during the nine months ended September 30, 2012, and was primarily attributable to the purchase of computers and furniture related to one of our Stockholm offices.

Net cash provided by financing activities totaled $0.2 million during the nine months ended September 30, 2012, and resulted from the exercise of warrants for shares of our common stock.

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

During the three months ended September 30, 2012, management determined that we had material weaknesses relating to the segregation of duties within our accounting functions and our quarterly and annual financial close processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because these material weaknesses as to internal control over financial reporting also bear upon our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective.

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

Please refer to Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.     Exhibits

Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011)
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011)
3.1.3	Certificate of Correction, dated February 29, 2012 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 31, 2012)
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2012 and 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2012.

Neonode Inc. Registrant

Date: November 14, 2012	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)