Form 10-K
period 2012-12-31
Neonode, Inc
filed 2013-03-14
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 1-35526

NEONODE INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-1517641
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2350 Mission College Blvd., Suite 190, Santa Clara, CA 95054
(Address of principal executive offices and Zip Code)

(408) 496-6722
(Registrant's Telephone Numbers, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 29, 2012 (the last business day of the second quarter of the registrant’s current fiscal year) as reported on the NASDAQ Stock Market, was $149,518,702.

The number of shares of the registrant’s common stock outstanding as of March 4, 2013 was 33,673,245

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference as set forth in Part III.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

NEONODE INC.

2012 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our customer concentration and dependence on a limited number of customers, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report.  Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Neonode Inc. (collectively with our subsidiaries, is referred to in this Annual Report as “Neonode”, “we”, “us”, “our”, the “Company”) develops and licenses optical MultiSensing™ touch and user interface (“UI”) solutions. The cornerstone of our touch and interface solutions is zForce®, our patented touch technology. Based on zForce, Neonode has developed a variety of features that sense any object - its size, its pressure on a surface, its depth, its velocity and even its proximity to any type of surface. This feature set is branded MultiSensing™ technology. Neonode’s MultiSensing technology is suited for consumer and industrial electronic devices and supports unlimited gestures, multi-touch and sweeps navigation.

Neonode licenses its MultiSensing technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our MultiSensing technology into devices that they produce and sell. Neonode’s MultiSensing technology is being incorporated into wide array of high volume color LCD products worldwide: mobile phones, tablets, e-readers, office equipment, in-car infotainment displays and HMI systems, GPS, gaming devices and toys. In 2012, we expanded our MultiSensing technology through Neonode’s customized NN1001 single optical controller chip, developed in close collaboration with Texas Instruments. The NN1001 controller chip began shipping to customers in May 2012. Neonode’s MultiSensing solution is used on more than twelve million touch consumer devices in the global market place.

Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not manufacture products or components. We license the right to use zForce and Neonode MultiSensing touch technology which, together with standard components from partners, create an optical touch solution.

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The reports and other information filed by the Company with the SEC are available free of charge on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website is www.neonode.com. Through our website, we make available free of charge all of our filings with the SEC, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing or furnishing with the SEC. Our website also includes corporate governance information, such as our Code of Business Conduct (including our Code of Ethics for the Chief Executive Officer and Senior Financial Officers) and our Board Committee Charters.  We are not including the information contained on our website as part of, nor incorporating it by reference into, this Annual Report on Form 10-K.

Our History

Neonode Inc., formerly known as SBE, Inc., was incorporated in the State of Delaware on September 4, 1997.

On August 10, 2007, SBE, Inc. consummated a reverse merger transaction with Neonode Inc. (the “Merger”), and SBE, Inc.’s name was subsequently changed to “Neonode Inc.” upon the completion of the Merger. Prior to the Merger, Neonode Inc. had been incorporated in the State of Delaware in 2006 and was the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. Following the closing of the Merger, the business and operations of Neonode Inc. prior to the Merger became the primary business and operations of the newly-combined company. The Company’s headquarters is located in Santa Clara, California, USA.

Through our previously wholly-owned subsidiary, Neonode AB, we developed our touchscreen technology and an optical touchscreen mobile phone product, the N2.  We began shipping the N2 to our first customers in July 2007 but a viable market did not develop. We subsequently discontinued the manufacturing of mobile phones and the operations of Neonode AB. On January 1, 2009, we acquired Neonode Technologies AB as a wholly-owned subsidiary and began licensing our touch technology to OEMs and ODMs.

Overview of the Touchscreen Market

        There are different touchscreen technologies available in the market with different or slightly different profiles, power consumption, level of maturity, and cost price:

●
Capacitive -- a capacitive touchscreen panel is coated with a material, typically indium tin oxide, that conducts a continuous electrical current across the sensor. When the sensor's 'normal' capacitance field (its reference state) is altered by another capacitance field, e.g., someone's finger, electronic circuits located at each corner of the panel measure the resultant 'distortion' in the sine wave characteristics to detect a touch.

●	Resistive -- uses conductive and resistive layers separated by thin space.
●	Optical Infrared -- uses infrared beams that are broken by finger or heat from the finger sensed from a camera to detect a touch.
●	Surface acoustic wave -- uses ultrasonic waves that pass over the touchscreen panel.
●	Strain gauge -- uses a spring mounted on the four corners and strain gauges are used to determine deflection when the screen is touched.
●	Optical imaging -- uses two or more image sensors placed around the edges (mostly the corners) of the screen and a light source to create a shadow of the finger.
●
In-cell optical touch technology -- embeds photo sensors or conductive sensors directly into a Liquid Crystal Display (“LCD”) glass. By integrating the touch function directly into an LCD glass, the LCD acts like a low resolution camera to “see” the shadow of the finger.

●	Dispersive signal technology -- uses sensors to detect the mechanical energy in the glass that occur due to a touch.
●	Acoustic pulse recognition -- uses more than two piezoelectric transducers located at some positions of the screen to turn the mechanical energy of a touch (vibration) into an electronic signal.

Currently, the two dominant types of touchscreen technologies available in the market are capacitive and resistive.  Capacitive technology is the technology that the Apple iPhone uses and resistive technology is what is found on certain automatic teller machines.  A capacitive touchscreen reacts to the finger’s tiny electric impulses. Capacitive touchscreens work best if the user has unimpeded contact between the finger and the screen. Resistive technology is pressure sensitive technology, best used for detailed work and for selection of a particular spot on a screen, resistive technology is not useful for sweeping gestures or motion, such as zooming in and out.

Our MultiSensing Solution

Neonode’s touchscreen interface is optical infrared, rather than capacitive or resistive.  Our MultiSensing optical touch solutions are based on our patented zForce technology.  It uses infrared light that is projected over the screen. Infrared light pulses are sent out up to 1,000 times per second to capture a frame and detect touch activation. Up to 1,000 coordinates are produced by using mathematical algorithms to calculate the exact position of a touch object when a user's fingers move across the screen.

Both capacitive and resistive technologies make use of a “touch sensor/window” or an overlay in combination with a controller Integrated Circuit (“IC”) to function.  In comparison zForce use a “lightguide” (to reflect and focus light) together with IC components to operate.  Our zForce optical touchscreen technology has a number of key advantages over other touchscreen technologies, including:

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

●	zForce, an abbreviation for zero force necessary, obviates the need to use any force to select or move items on the screen as would be the case with a stylus;
●	zForce is cost-efficient due to the lower cost of materials and an extremely simple manufacturing process when compared to the expensive layered capacitive and resistive screens;
●	zForce allows multiple methods of input, such as simple finger taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the screen;
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

zForce

Our patented zForce interface allows OEMs and ODMs to incorporate touch and sweep navigation into their consumer and industrial electronic devices.  The markets for our zForce technology include e-Readers, mobile phones, automotive, office equipment (such as printers), GPS, toys and games and tablet markets.  Key attributes of zForce include:

●	operates on all screen types and provides a crystal-clear viewing experience in any lighting condition, even bright sunlight;

●	runs on Electronic Paper Displays that creates a readable experience close to ink on paper because it reflects light like ordinary paper;

●	operates on LCD (Liquid Crystal Displays);

●	supports high-resolution pen writing in combination with finger navigation that includes, e.g., gestures, multi-touch, and sweeps;

●	provides a 100% clear viewing experience—unlike traditional resistive and capacitive touchscreens; and

●	can be applied to any flat surface.

In addition, zForce enables:

●	touch detection for any object;

●	a smooth touch experience with no necessary pressure for touch detection;

●	greater industrial design flexibility for equipment and device manufacturers;

●	pressure sensing; and

●	3D scanning and proximity sensing.

Laptop PC, Tablets and e-Readers

We believe zForce is the world’s most-used optical touch technology for e-Readers today with customers such as Barnes & Noble, Sony, Mundo, Netronix and Kobo, all of whom have integrated our zForce technology into their e-Readers.

In addition, Oregon Scientific MEEP tablet for children started shipping in November 2012 and we have several other customers, such as Shenzhen Wave, currently developing tablets and Laptop PCs that are expected to go into production and begin shipping in 2013.

Mobile Phones

Our mobile phone multi-sensing and proximity technology platform, Smartphone One, is suitable for smart phones and tablets and enhances the user experience for feature phones. We are currently in product design activities with tier one and tier two mobile phone handset makers, such as Shenzhen Wave, who are developing both smart and feature phone handsets that are expected to go into production and begin shipping in 2013.

Automotive

Touch interface displays in vehicles must operate in a wide range of ambient lighting and temperature conditions.  A resistive screen may be operated with gloves on, but the membrane layer reduces transparency and can cause glare.  The zForce solution is well placed to make inroads in the automotive market since it provides a brighter, more readable display, with a full operating temperature range that can easily be used while wearing gloves. We are currently engaged with many of the global automotive OEMs and their tier one suppliers, such as Alpine and Pro Point, developing automotive HMI, infotainment and navigation systems.

Printers and Office Equipment

Photo printers and combination printer/scanner/fax machines typically require feature-rich menus and settings, and OEMs have increasingly replaced mechanical buttons with resistive touchscreen displays. zForce offers an improved user experience, with brighter display, ultra-light touch, and support for gestures (such as swipe to access menus and screens). We have technology license agreements with and are engaged in product development activities with two of the top five global leading printer and office equipment OEMs. Product shipments are expected to begin in 2013 with rollout continued through 2014.

Home Electronics

Mechanical buttons, dials and membrane switches still mostly control machines in the kitchen and laundry room. New designs can use zForce with or without an underlying display. For example, touch sensitive buttons can be achieved by placing the light guide around a pre-printed array.  A touch panel can include illumination without a display.  A feature-rich device like a high-end dryer can be made much more streamlined and user friendly with a touch display. We are currently engaged with OEMs in the home electronics market who are designing touch enable products such as kitchen stove tops, ovens and laundry room washer and dryers.

Neonode NN1001 Single Chip Touch Controller

The NN1001 is the next generation touch technology solution that utilizes zForce that we developed in collaboration with Texas Instruments.  It is designed to simplify the integration to reduce bill of material (BOM) cost, as well as increase the performance where integrated.  The NN1001 can only be sold to customers who have a technology license agreement with Neonode. We believe the Single Chip Touch Controller outperforms capacitive touch solutions at a lower cost.

●	The NN1001 has a scanning speed of 1000 Hz (latency down to 1ms) and consumes less than 1mW at 100Hz.

●	The NN1001 tracks any high-speed multi-touch gesture with any object (finger, gloved finger and passive pens) with high accuracy.

●	The NN1001 connects to any microcontroller or application processor with a high speed SPI interface. The controller works in single or multiple configurations supporting screen sizes up to 20 inch.

●	The NN1001 supports advanced power management and implements the Neonode AlwaysON™ technology where the touch is active even when the device is in sleep or off mode.

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

The Company has 4 issued U.S. patents and an additional 33 U.S. patents pending. Outside the U.S. the Company has an additional 5 issued patents and 31 patents pending. The number of issued and pending patents and patents filed under international Patent Cooperation Treaty (“PCT”) for each jurisdiction is listed in the table below:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States (U.S.)	4	33
Europe	0	6
Japan	1	3
China	1	3
Canada	1	4
Australia	1	4
Singapore	1	4
PCT	Not Applicable	7
Total:	9	64

The Company’s patents cover two general categories of product: (i) the Company’s MultiSensingTM  touch screen hardware, and (ii) user interfaces and product design. Three of the Company’s issued U.S. patents (Touch Screen for Mobile Telephone (U.S. 7,880,732), Light-Based Touch Screen (U.S. 8,339,379) and On a Substrate Formed or Resting Display Arrangement (U.S. 8,068,101)) and all five foreign issued patents, relate to touch screen hardware. One issued U.S. patent (U.S. 8,095,879 entitled USER INTERFACE FOR MOBILE HANDHELD COMPUTER UNIT) covers sweep gestures on a touch screen user interface. Of the Company’s 64 patents pending, 58 are utility patents and 6 are design patents.

We have been granted trademark protection for the word NEONODE in the U.S., the European Union (EU), Sweden, Norway, and Australia. In addition we have filed an application for the word NEONODE in the US to cover additional goods including touchscreen controller Application Specific Integrated Circuits (ASIC). We have been granted protection for the figurative mark NEONODE in the U.S., the EU, Sweden, Australia, China, Norway, Russia and Switzerland. We have been granted trademark protection for the word ZFORCE in the U.S. and EU. In addition we have filed an application for the word ZFORCE in the U.S. to cover additional goods including touchscreen controller ASICs. We filed applications for the trademarks ALWAYSON, ALWAYSON TOUCH, MULTISENSING, LIQUID SENSING and IT MAKES SENSE in the U.S.

The Company’s user interface software described in some of the aforementioned patent applications may also be protected by copyright laws in most countries, including Sweden and the EU (which do not grant patent protection for the software itself), if the software is new and original. Protection can be claimed from the date of creation.

Distribution, Sales and Marketing

We consider both OEMs and ODMs to be our primary customers. OEMs and ODMs determine the design and pricing requirements and make the overall decision regarding the use of our multi-sensing touch and user interface solutions in their products. The use and pricing of our multi-sensing touch and user interface solutions are governed by a technology licensing agreement.

Our sales staff solicits prospective customers and our sales personnel receive substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. We expect that sales will frequently result from our sales efforts that involve senior management, design engineers, and our sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process.

Our sales are normally negotiated and executed in U.S. Dollars or Euros.

Our sales force and marketing operations are managed out of our corporate headquarters in Santa Clara, California, U.S. and our current sales force is comprised of sales offices located in Sweden, South Korea, Japan, Taiwan, and the Netherlands.

Technology License Agreements

As of December 31, 2012, we have entered into twenty-four technology license agreements compared to twelve and four technology license agreements as of December 31, 2011 and 2010, respectively. We signed four additional technology license agreements with customers subsequent to December 31, 2012.  The products related to these license agreements are e-Readers, Tablet PCs, mobile phones, commercial and consumer printers, automotive consoles, toys and games and GPS devices.

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

Our accounts receivable as of December 31, 2012 was due from fifteen customers. Our net revenues for the year ended December 31, 2012 were earned from twenty customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2012 are as follows:

●	Amazon - 32%
●	KOBO Inc. – 26%
●	Sony Corporation - 17%

Our accounts receivable as of December 31, 2011 was due from five customers. Our net revenues for the year ended December 31, 2011 were earned from seven customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2011 are as follows:

●	Amazon - 40%
●	Barnes & Noble - 26%
●	Sony Corporation - 21%
●	KOBO Inc. - 11%

Our net revenues for the year ended December 31, 2010 were earned from seven customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2010 are as follows:

●	Sony Corporation - 46%
●	Sony Ericsson Mobile Communications AB - 38%

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors.  Our competitors, and the interface technology they offer, include the following:

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

Research and Development

In fiscal years 2012, 2011 and 2010 we spent $5.7 million, $1.9 million and $1.9 million, respectively, in each year on research and development activities.  Our research and development is predominantly in-house, but is also done in collaboration with external partners and specialists.

Employees

On December 31, 2012, we had forty-six full-time employees and one part-time employee. There were a total of six full-time and one part-time employee in our general & administrative group, twelve in our sales and marketing group and twenty-six in our engineering group. We have employees located in the U.S., Sweden, Israel, the Netherlands, South Korea, Taiwan and Japan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell in our common stock, you should consider carefully the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be seriously harmed.  This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risks Related To Our Business

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

Our accounts receivable as of December 31, 2012 was due from fifteen customers. Our net revenues for the year ended December 31, 2012 were earned from twenty customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2012 are as follows:

●	Amazon - 32%
●	KOBO Inc. - 26%
●	Sony Corporation - 17%

In the fourth quarter of 2012, Amazon discontinued shipping its Kindle e-Readers that incorporated our touch technology. Amazon accounted for 32% of our total net revenue in 2012 and 40% of our total net revenue in 2011. We don’t anticipate receiving any future near-term revenues from Amazon. The loss of a major customer, a reduction in net revenues from any  major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We are dependent on the ability of our customers to design, manufacture and sell their products that incorporate our touchscreen technologies, particularly in markets other than eReaders.

Our products and technologies are licensed to other companies which must be successful in designing, manufacturing and selling the products that incorporate our technologies.  The majority of our license fees earned in 2012, 2011 and 2010 were from customer shipments of eReader products.  We expect that customer shipments of eReaders products will decline in the future.  If our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

●	the announcement or introduction of new products or technologies by our competitors;
●	our ability to upgrade and develop our products and infrastructure to accommodate growth;
●	our ability to attract and retain key personnel in a timely and cost effective manner;
●	technical difficulties;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
●	general economic conditions as well as economic conditions specific to the hand-held device and/or touchscreen industry.

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

We may in the future require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating for at least the next twelve months.   However, if our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, additional private equity investment, or debt arrangements.  No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all.  If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.  In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

Risks Related to Owning Our Stock

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

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014, with a nine month notice period. The contract will be extended for an additional three years if it is not terminated according to the terms in the contract.

On April 15, 2012, Neonode Technologies AB entered into a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease is valid through April 15, 2013.

On March 22, 2012, we entered into a three year lease with 2350 Mission Investors LLC for 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The initial lease payment is $7,007 per month, increasing to $7,657 per month over the term of the lease. This lease is valid through July 31, 2015. The annual payment for this space equates to approximately $86,000 per year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to additional legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Stock Market under the symbol NEON. As of January 22, 2013, there were approximately 176 stockholders of record of our common stock.  However, we estimate there were approximately 4,228 stockholders as of January 22, 2013 whose shares are held in “street name” by brokers and other institutions on behalf of stockholders of record.

Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2012
High	$5.00	$6.50	$6.99	$4.99
Low	$3.60	$2.95	3.48	$3.48
Fiscal 2011
High	$3.35	$4.40	$4.70	$5.97
Low	$1.25	$2.95	3.40	$4.00

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included in this Annual Report.

Overview

Neonode develops and licenses MultiSensing™ touch user interfaces and optical multi-touch solutions. Based on zForce®, our patented touch technology, Neonode has developed a variety of features that sense an object’s size, its pressure on a surface, its depth, its velocity and even its proximity to any type of surface.  Neonode licenses MultiSensing touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our technology into devices that they produce and sell. Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not manufacture products or components. We license the right to use zForce and Neonode MultiSensing software which, together with standard components from partners, create an optical touch solution.

During the year ended December 31, 2012, we had seven customers using our touchscreen technology in products that were shipping products to customers. We had an additional seventeen customers with signed license agreements currently in the product development stage. In most circumstances, our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from our technology license agreements.

The number of customers shipping products has increased in 2012 compared to 2011 and 2010 as customer products incorporating our touch technology complete the design phase and are released to the market. The majority of our license fees currently earned in 2012, 2011 and 2010 are from customer shipments of eReader products.  In the fourth quarter of 2012, Oregon Scientific began shipping its MEEP children’s tablet.  We expect to have other customers to begin shipping products such as mobile phones, printers, tablets, GPS devices, children’s tablets and automotive infotainment systems in 2013.  License fees earned from customer shipments of eReaders are expected to decrease as a percentage of total revenue as other customer products are introduced to the market. In the fourth quarter of 2012, Amazon discontinued shipping its Kindle e-Readers that incorporated our touch technology. Amazon accounted for 32% of our total net revenue in 2012 and 40% of our total net revenue in 2011. We don’t anticipate receiving any future near-term revenues from Amazon.

As of December 31, 2012, we had twenty-four signed technology license agreements with global OEMs. This compares with twelve and four signed technology license agreements with global OEMs as of December 31, 2011 and 2010, respectively. Seven of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2012.

In the first quarter of 2013 to date, we signed technology license agreements with four new customers in the mobile phone, automotive and tablet markets. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as printer products, GPS devices, e-Readers, Tablet PCs, touch panels for automobiles, household appliances, mobile phones and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

          Current and future drivers of the touchscreen market include mobile phones, printers, automotive, household appliances, tablet PCs, e-Readers, navigation screens, etc. The proliferation and mass market acceptance of touchscreens have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments. The typical sales cycle is six to eighteen months with new customers while existing customer lead times are typically six to nine months. During the initial cycle, there are three phases: evaluation, design, and commercialization.  In the evaluation phase, prospects validate the Neonode technology using a Neonode evaluation kit and may produce short runs of prototype products. During the design phase, true product development and solution definition begins.  This phase tends to be the longest and delays typically occur which may extend the term of the overall cycle.  In the final phase, commercialization, the customer enters into full production mode, ships products to the market and Neonode earns its license revenue.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Neonode Inc. and its wholly-owned subsidiary based in Sweden, Neonode Technologies AB.

All inter-company accounts and transactions have been eliminated in consolidation. The accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The historical experience and assumptions form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are critical accounting policies and related judgments and estimates used in the preparation of our consolidated financial statements.

Estimates

The preparation of financial statements in conformity with GAAP requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of options and warrants issued for stock-based compensation.

Revenue Recognition

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were performed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contract are completed and accepted by our customers.

Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the production by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

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

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on grant date, and recognize it as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures. We account for equity instruments issued to non-employees at their fair value. The measurement date for the fair value for the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached, or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instruments is primarily recognized over the term of the consulting agreement. The fair value of the stock-based compensation is periodically re-measured and income or expense is recognized during the vesting term. When determining stock based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($50,000), ($44,000) and ($23,000) during the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, our foreign currency translation gains (losses) totaled ($8,000), $76,000 and $33,000, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the year ended December 31, 2012, 2011 and 2010, respectively, exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses as a result of consolidation. The cumulative amount of translation gains and losses are reflected as a separate component of shareholders’ equity in accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.78, 6.5 and 7.21 Swedish Krona to one U.S. Dollar for the years ended December 31, 2012, 2011 and 2010, respectively. The exchange rate for the consolidated balance sheets was 6.52 and 6.92 Swedish Krona to one U.S. Dollar as of December 31, 2012 and 2011, respectively.

Deferred Revenue

As of December 31, 2012 and 2011, we have $2.1 million and $1.5 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three and one customers, respectively, and a total of $0.6 million and $0.4 million, respectively, of deferred engineering development fees from thirteen and four customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of January 1, 2010 and there was no material impact on our consolidated financial statements. Additionally, we adopted the guidance regarding level 3 activity on January 1, 2011 and there was no material impact to our consolidated financial statements. See Note 7, “Fair Value Measurements” to our consolidated financial statements included elsewhere in this Annual Report for additional information on the fair value of financial instruments.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in U.S. GAAP and IFRS. The guidance is effective during interim and annual periods beginning after December 15, 2011. We adopted the guidance as of January 1, 2012 and there was no material impact on our consolidated financial statements.

Results of Operations

Net Revenue

Net revenue for the year ended December 31, 2012 was $7.1 million, compared to $6.1 million and $440,000 for the year ended December 31, 2011 and 2010, respectively. Our net revenue for the year ended December 31, 2012 included $6.2 million from technology license fees from product shipments from eight customers and $925,000 in non-recurring engineering services related to our touchscreen solution from fifteen customers. Our net revenue for the year ended December 31, 2011 included $5.8 million from technology license fees from four customers and $287,000 in non-recurring engineering services related to our touchscreen solution from six customers. Under the terms of one of our contracts entered into in 2010, the customer prepaid $3.0 million of technology licenses prior to shipment of its first product. The $3.0 million pre-payment was included in deferred revenue and was amortized to revenue as units were licensed or distributed. For the year ended December 31, 2012 and 2011, $536,000 and $1.5 million in license fees related to units licensed or distributed under the $3.0 million prepayment have been recognized as revenue, respectively, and as of December 31, 2012, $1.0 million remained in deferred revenue from this customer’s prepayment. Our net revenue for the year ended December 31, 2010 was $440,000 and includes $387,000 in fees for engineering design services from five customers, $50,000 for the sale of components to one customer, and $3,000 from technology license fees related to our touchscreen solution from one customer.

As of December 31, 2012, we had twenty-four signed technology license agreements with global OEMs. This compares with twelve and four signed technology license agreements with global OEMs as of December 31, 2011 and 2010, respectively. Seven of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2012.

Gross Margin

Gross margin was $5.7 million for the year ended December 31, 2012 compared to $5.2 million and $172,000 for the years ended December 31, 2011 and 2010, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased due to the increase in our total revenue particularly our license fee revenue. The gross margin related to our license fees is 100% and when license fees as a percentage of our total revenue increase our gross margin will increase.

Product Research and Development

Product research and development (“R&D”) expenses for each of the year ended December 31, 2012 were $5.7 million compared to $1.9 million for both the years ended December 31, 2011 and 2010.  R&D costs consist of the cost of prototypes and other materials, consultants, and the amount of time our engineering department spent engaged in customer specific activities.

We continue to pursue and expand R&D expenditures on the development of our touchscreen and other technologies. We have a development roadmap based on our touchscreen and other technologies. As of December 31, 2012, our R&D department had twenty-six full-time employees. Our R&D department had eighteen full-time employees compared to eight full-time employees and one part-time consultant at December 31, 2011 and 2010, respectively. Included in R&D expenses are approximately $315,000 of non-cash stock option and warrant expense for the year ended December 31, 2012 compared to approximately $11,000 and $0 for the same periods in 2011 and 2010, respectively.

Sales and Marketing

Sales and marketing (“S&M”) expenses for the year ended December 31, 2012 were $4.4 million, compared to $1.8 million and $566,000 for the years ended December 31, 2011 and 2010, respectively. This increase in 2012 as compared to 2011 and 2010 is primarily related to an increase in sales personnel, marketing, trade shows and travel expenses. As of December 31, 2012, our sales and marketing department has twelve full-time employees compared to nine full-time employees and three employees at December 31, 2011 and 2010, respectively. Included in S&M expenses are approximately $1.4 million of non-cash stock option and warrant expense for the year ended December 31, 2012 compared to approximately $99,000 and $140,000 for the same periods in 2011 and 2010, respectively.

Our sales activities focus primarily on OEM customers who will integrate our touchscreen technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (“G&A”) expenses for the year ended December 31, 2012 were $4.7 million compared to $3.5 million and $3.6 million for the years ended December 31, 2011 and 2010, respectively. The increase in the year ended December 31, 2012 compared to 2011 and 2012 is primarily due to an increase in headcount and legal fees, particularly legal fees related to patent filings.  As of December 31, 2012 we had seven full-time employees in our G&A department fulfilling management and accounting responsibilities compared to three employees and one part-time consultant as of both December 31, 2011 and 2010. Included in G&A expenses are approximately $1.8 million of non-cash stock option and warrant expense for the year ended December 31, 2012 compared to approximately $439,000 and $2.1 million for the same periods in 2011 and 2010, respectively.

The slight decrease in 2011 as compared to 2010 is primarily related to a decrease in non-cash fair value of warrants issued to employees that was partially offset by an increase in patent related legal fees and financial consultant costs.

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

Interest Expense

Interest expense for the year ended December 31, 2011 was $288,000, compared to $179,000 for the year ended December 31, 2010. The increase is primarily due to an increase in the outstanding debt balance from $2.8 million at December 31, 2010 to $4.2 million for the majority of the year ended December 31, 2011. We did not have any interest expense for the year ended December 31, 2012.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $50,000, $44,000 and $23,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Foreign currency translation gains (losses) were ($8,000), $76,000 and $33,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

Non-Cash Items Related to Debt Discounts and Deferred Financing Fees and the Valuation of Conversion Features and Warrants

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants for the year ended December 31, 2011 was $14.7 million, compared to $20.0 million for the year ended December 31, 2010. The amount in 2011 includes $8.6 million in net change in derivative liabilities, $4.3 million of debt discount and debt issuance cost amortization, $1.5 million in excess amount of debt discount recognized as interest expense associated with derivatives, and $0.4 million associated with the fair value of shares issued for bonus interest related to the automatic conversion of the Senior Convertible Secured Notes - 2011. The amount in 2010 includes $16.3 million in net change in derivative liabilities, $2.7 million of debt discount and debt issuance cost amortization, and $1.0 million in excess amount of debt discount recognized as interest expense associated with derivatives.

Loss on extinguishment of debt

Loss on extinguishment of debt for the year ended December 31, 2010 of $2.4 million was primarily the result of the warrant repricing and debt extension financing transaction. During September and October 2010, all of the holders of the convertible notes and the holders of the stock purchase warrants issued in the 2009 and 2010 Senior Secured Convertible Debt Financing Transactions agreed to extend the maturity date of their convertible debt from December 31, 2010 to June 30, 2011. In addition, holders of 2,766,857 stock purchase warrants also agreed to exercise their previously granted three-year warrants for a discounted exercise price. In accordance with relevant accounting guidance, the transaction qualified for debt extinguishment accounting.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2012, 2011 and 2010, respectively. We recorded valuation allowances in 2012 and 2011 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $9.3 million for the year ended December 31, 2012, compared to a net loss of $17.1 million and $31.6 million for the years ended December 31, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases noted above. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

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

At December 31, 2012, we had cash of $9.1 million, as compared to $12.9 million at December 31, 2011.

Working capital (current assets less current liabilities) was $7.7 million at December 31, 2012, compared to an adjusted working capital of $13.6 million at December 31, 2011.

Net cash used in operating activities for the year ended December 31, 2012 was primarily the result of (i) a net loss of approximately $9.3 million and (ii) approximately $1.9 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable and deferred revenue. Cash used to fund net losses is reduced by approximately $3.6 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.3 million at December 31, 2012 compared with December 31, 2011, primarily as a result of net revenues of approximately $2.3 million in the fourth quarter of 2012 compared to approximately $4.0 million in the fourth quarter of 2011. During 2012 and 2011, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

 Deferred revenue increased approximately $0.8 million during 2012 primarily as a result of additional license technology agreements and engineering projects entered into during 2012 as compared to 2011.

Net cash used in operating activities for the year ended December 31, 2011 was primarily the result of (i) a net loss of approximately $17.1 million and (ii) approximately $1.6 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable and deferred revenue. Cash used to fund net losses is reduced by approximately $15.3 million in net non-cash operating expenses, mainly comprised of stock-based compensation and discounts and deferred financing fees and the valuation of conversion features and warrants.

Accounts receivable increased approximately $3.2 million at December 31, 2011 compared with December 31, 2010, primarily as a result of net revenues of approximately $4.0 million in the fourth quarter of 2011 compared to approximately $81,000 in the fourth quarter of 2010. During 2011 and 2010, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue increased approximately $1.4 million during 2011 primarily as a result of additional license technology agreements and engineering projects entered into during 2011 as compared to 2010.

Net cash used in operating activities for the year ended December 31, 2010 was primarily the result of (i) a net loss of approximately $31.6 million and (ii) approximately $0.04 million in net cash used by changes in operating assets and liabilities. Cash used to fund net losses is reduced by approximately $5.4 million of non-cash stock-based compensation, $2.4 million of loss on extinguishment of debt and $20.0 million on discounts and deferred financing fees and the valuation of conversion features and warrants.

In the years ended December 31, 2012, 2011 and 2010, we purchased $310,000, $114,000 and $14,000, respectively of fixed assets, consisting primarily of computers and engineering equipment.

Net cash provided by financing activities totaled approximately $200,000 during the year ended December 31, 2012 from the exercise of warrants for shares of our common stock.

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $15.5 million, which consist of net proceeds of approximately $4.2 million from issuances of convertible debt, net proceeds of approximately $500,000 from exercise of warrants and net proceeds of approximately $10.8 million from issuances of common stock. Such increases were offset by repayment of convertible debt of approximately $30,000.

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $4.1 million, which consist of net proceeds of approximately $1.6 million from issuances of convertible debt, net proceeds of approximately $50,000 from exercise of warrants and net proceeds of approximately $2.4 million from issuances of common stock.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Neonode Inc.

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 14, 2013

NEONODE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$9,097	$12,940
Accounts receivable	2,123	3,345
Prepaid expenses and other current assets	550	234
Total current assets	11,770	16,519
Non-current assets:
Deposit	68	--
Property and equipment, net	330	108
Total non-current assets	398	108

Total assets	$12,168	$16,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$539	$447
Accrued expenses	804	601
Deferred revenue	2,725	1,906
Total current liabilities	4,068	2,954

Total liabilities	4,068	2,954

Commitments and contingencies (Note 11)

Stockholders' equity:
Series A Preferred stock, 444,541 shares authorized with par value of $0.001 per share; 83 shares issued and outstanding
at December 31, 2012 and 2011. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference
equal to par value of $0.001 over the shares of common stock)	--	--
Series B Preferred stock, 54,425 shares authorized with par
value of $0.001; 95 and 114 shares issued and outstanding at
December 31, 2012 and 2011, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal
to par value of $0.001 over the shares of common stock)	--	--
Common stock, 70,000,000 shares authorized at
December 31, 2012 and 2011, respectively, with par value of
$0.001; 33,331,182 and 32,778,993 shares issued and
outstanding at December 31, 2012 and 2011, respectively	33	33
Additional paid-in capital	146,677	142,955
Accumulated other comprehensive income	5	13
Accumulated deficit	(138,615)	(129,328)
Total stockholders' equity	8,100	13,673
Total liabilities and stockholders' equity	$12,168	$16,627

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$7,137	$6,067	$440
Cost of revenues	1,465	908	268

Gross margin	5,672	5,159	172

Operating expenses:
Product research and development	5,741	1,858	1,873
Sales and marketing	4,372	1,812	566
General and administrative	4,721	3,533	3,588
Amortization of fair value of stock issued
to related parties for purchase of Neonode
Technologies AB (formerly Cypressen AB)	--	--	3,168

Total operating expenses	14,834	7,203	9,195

Operating loss	(9,162)	(2,044)	(9,023)

Other expense:
Interest and other expense	--	(288)	(179)
Loss on extinguishment of debt	--	--	(2,416)
Non-cash items related to debt discounts and
deferred financing fees and the valuation of
conversion features and warrants	--	(14,735)	(19,963)
Total other expense	--	(15,023)	(22,558)

Loss before provision for income taxes	(9,162)	(17,067)	(31,581)
Provision for income taxes	125	78	45
Net loss	$(9,287)	$(17,145)	$(31,626)

Loss per common share:
Basic and diluted loss per share	$(0.28)	$(0.64)	$(1.73)
Basic and diluted – weighted average number
of common shares outstanding	33,003	26,784	18,293

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2012	2011	2010

Net loss	$(9,287)	$(17,145)	$(31,626)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(8)	76	33

Total comprehensive loss	$(9,295)	$(17,069)	$(31,593)

The accompanying notes are an integral part of these consolidated financial statements

NEONODE INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balances, January 1, 2010	3	$-	1	$-	16,659	$17	$74,288	$(96)	$(80,557)	$(6,348)

Employee stock option and warrant compensation expense	-	-	-	-	-	-	2,262	-	-	2,262

Amortization of fair value of stock issued to related parties for purchase of Neonode Technologies AB (formerly AB Cypressen)	-	-	-	-	-	-	3,168	-	-	3,168

Reclassification of derivative liabilities to additional paid-in capital	-	-	-	-	-	-	19,286	-	-	19,286

Common stock issued to settle lawsuit	-	-	-	-	498	-	647	-	-	647

Exchange of Series A preferred stock for common stock	(3)	-	-	-	1,577	2	(2)	-	-	-

Exchange of Series B preferred stock for common stock	-	–	(1)	-	73	-	-	-	-	-

Proceeds for issuance of warrants	-	-	-	-	-	-	49	-	-	49

Common stock issued upon conversion of debt including beneficial conversion feature amounts	-	-	-	-	186	-	179	-	-	179

Common stock issued to brokers	-	-	-	-	57	-	65	-	-	65

Common stock issued to investors in the 2010 warrant repricing financing transaction	-	-	-	-	2,767	3	2,418	-	-	2,421

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Foreign currency translation adjustment	-	-	-	-	-	-	-	33	-	33

Net loss	-	-	-	-	-	-	-	-	(31,626)	(31,626)

Balances, December 31, 2010	-	-	-	-	21,817	22	102,360	(63)	(112,183)	(9,864)

Stock option and warrant compensation expense to employees and vendors	-	-	-	-	-	-	550	-	-	550

Common stock issued upon exercise of warrants	-	-	-	-	543	1	514	-	-	515

Proceeds from sale of common stock, net of offering costs	-	-	-	-	3,000	3	10,784	-	-	10,787

Reclassification of derivative liabilities to additional paid-in capital	-	-	-	-	-	-	20,075	-	-	20,075

Fair value of warrants issued in connection with issuance of 2011 senior secured convertible debt	-	-	-	-	-	-	937	-	-	937

Exchange of Series A preferred stock for common stock	-	-	-	-	40	-	-	-	-	-

Exchange of Series B preferred stock for common stock	-	-	-	-	6	-	-	-	-	-

Common stock issued upon conversion of outstanding convertible debt and accrued bonus income	-	-	-	-	7,313	7	7,615	-	-	7,622

Common stock issued for settlement of accrued expenses	-	-	-	-	60	-	120	-	-	120

Foreign currency translation adjustment	-	-	-	-	-	-	-	76	-	76

Net loss	-	-	-	-	-	-	-	-	(17,145)	(17,145)

Balances, December 31, 2011	-	-	-	-	32,779	33	142,955	13	(129,328)	13,673

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Stock option and warrant compensation expense to employees	-	-	-	-	-	-	3,499	-	-	3,499

Common stock issued upon exercise of common stock warrants	-	-	-	-	550	-	223	-	-	223

Exchange of Series B preferred stock for common stock	-	-	-	-	2	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	(8)	-	(8)

Net loss	-	-	-	-	-	-	-	-	(9,287)	(9,287)

Balances, December 31, 2012	-	$-	-	$-	33,331	$33	$146,677	$5	$(138,615)	$8,100

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(9,287)	$(17,145)	$(31,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,499	550	5,430
Fair value of common stock issued in settlements	-	-	647
Depreciation and amortization	97	26	11
Loss on extinguishment of debt	-	-	2,416
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	-	14,735	19,963
Changes in operating assets and liabilities:
Accounts receivable	1,253	(3,228)	(146)
Prepaid expenses and other current assets	(296)	(79)	(16)
Accounts payable and accrued expenses	239	322	(414)
Deposits	(68)	-	-
Deferred revenue	819	1,366	540

Net cash used in operating activities	(3,744)	(3,453)	(3,195)

Cash flows used in investing activities:
Purchase of property and equipment	(310)	(114)	(14)

Cash flow from financing activities:
Proceeds from issuance of convertible debt	-	4,228	1,597
Repayment of convertible debt	-	(25)	-
Proceeds from exercise of warrants	223	515	49
Proceeds from issuance of common stock, warrant repricing and preferred stock	-	10,787	2,421

Net cash provided by financing activities	223	15,505	4,067

Effect of exchange rates on cash	(12)	91	25

Net (decrease) increase in cash	(3,843)	12,029	883

Cash at beginning of year	12,940	911	28

Cash at end of year	$9,097	$12,940	$911

Supplemental disclosure of cash flow information: Cash paid for interest	$-	$27	$180
Cash paid for income taxes	$125	$78	$45

Supplemental disclosure of non-cash transactions from investing and financing activities: Exchange of preferred stock for common stock	$-	$-	$806
Reclassification of derivative liabilities to additional paid-in capital upon conversion of debt and exercise of warrants	$-	$20,075	$19,286
Value of shares of common stock and warrants issued to brokers in connection with financing, recorded as debt issuance costs and debt discount	$-	$-	$129
Debt issuance costs recorded as part of 2011 financing transaction	$-	$35	$-
Debt discount recorded as part of convertible debt financing transactions, including warrants issued in financing transactions	$-	$4,228	$1,761
Accounts payable converted in 2010 convertible debt offering	$-	$-	$163
Accrued expenses settle with shares of common stock	$-	$120	$-
Conversion of debt and accrued interest to shares of common stock	$-	$7,222	$179
Debt issuance costs recorded in connection of debt extinguishment transactions	$-	$20,075	$4,336
Reduction of derivative liabilities upon conversion of debt and exercise of warrants	$-	$-	$8

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
Notes to the Consolidated Financial Statements

1.	Nature of the business and operations

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

Operations

Neonode Inc., develops and licenses MultiSensing™ touch user interfaces and optical multi-touch solutions. The cornerstone of our interface solutions is zForce®, our patented touch technology. Neonode licenses its MultiSensing touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed Neonode technology into devices that they produce and sell.

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

Estimates

The preparation of financial statements in conformity with GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, and the fair value of options and warrants issued for stock-based compensation.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date. If in the future the Company purchases cash equivalents, the Company will consider all highly liquid investments with original maturities of three months of less to be cash equivalents.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the United States of America (“U.S.”) and Sweden. At times, deposits held with financial institutions in the U.S. may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provided basic deposit coverage with limits up to $250,000 per owner. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts until December 31, 2012. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. As of December 31, 2012, the Company has approximately $8.1 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  An allowance for doubtful accounts was not necessary at December 31, 2012 and 2011.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

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

        Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.   At December 31, 2012, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiary is the applicable local currency, the Swedish Krona. The translation from Swedish Krona to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($50,000), ($44,000) and ($23,000) during the years ended December 31, 2012, 2011 and 2010, respectively. Foreign currency translation gains (losses) were ($8,000), $76,000 and $33,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Our accounts receivable as of December 31, 2012 was due from fifteen customers. Our net revenues for the year ended December 31, 2012 were earned from twenty customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2012 are as follows:

●	Amazon - 32%
●	KOBO Inc. – 26%
●	Sony Corporation - 17%

Our accounts receivable as of December 31, 2011 was due from five customers. Our net revenues for the year ended December 31, 2011 were earned from seven customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2011 are as follows:

●	Amazon - 40%
●	Barnes & Noble - 26%
●	Sony Corporation - 21%
●	KOBO Inc. - 11%

Our net revenues for the year ended December 31, 2010 were earned from seven customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2010 are as follows:

●	Sony Corporation - 46%
●	Sony Ericsson Mobile Communications AB - 38%

Risk and Uncertainties

Our long-term success is dependent on us obtaining sufficient capital to fund our operations and to develop our products, and bringing such products to the worldwide market to obtain sufficient sales volume to be profitable. To achieve these objectives, we may be required to raise additional capital through public or private financings or other arrangements. If additional capital is needed we cannot be assured that such financings will be available on terms attractive to us, if at all. Such financings may be dilutive to our stockholders and may contain restrictive covenants.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our product research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

Our future success depends on market acceptance of our technology as well as our ability to introduce new versions of our technology to meet the evolving needs of our customers.

Revenue Recognition

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were performed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contract are completed and accepted by our customers.

  Licensing Revenues:

We also derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. As of September 30, 2011, Neonode met all the accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers.  Prior to September 30, 2011, we deferred the technology license fee revenue until such time as the warranty period stipulated in the license agreement expired because we did not have sufficient historical experience in estimating potential warranty costs. For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or license the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured.

From June 2010 to September 30, 2011, we entered into 12 technology license contracts with customers. During that time there were no warranty related costs incurred for any customer products after they had been released to market. During the quarter ended September 30, 2011, the Company performed an analysis and determined that it had sufficient historical evidence regarding estimated warranty costs and therefore began recognizing technology license fee revenues, net of warranty costs, if any, as the products incorporating the Neonode technology are distributed or licensed by our customers, assuming all other revenue recognition criteria has been met. Our customers report to us the quantities of products distributed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2012.

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

Deferred Revenue

From time-to-time the Company receives pre-payments from its customers related to future services or future license fee revenues. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $312,000, $241,000 and $28,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Product Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the fair value of the award on the grant date, and recognize the value as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures.

 We account for equity instruments issued to non-employees at their fair value. The measurement date for the fair value for the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached, or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instruments is primarily recognized over the term of the consulting agreement. The fair value of the stock-based compensation is periodically re-measured and income or expense is recognized during the vesting term.

When determining stock-based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included in the consolidated financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets when, in our opinion, realization is uncertain based on the “more likely than not” criteria of the accounting guidance.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2012 and 2011. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of December 31, 2012 and 2011, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2012, 2011 and 2010. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2012, 2011 and 2010 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 15).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.78, 6.50 and 7.21 Swedish Krona to one U.S. Dollar for the years ended December 31, 2012, 2011 and 2010, respectively. The exchange rate for the consolidated balance sheets was 6.52 and 6.92 Swedish Krona to one U.S. Dollar as of December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

There were no assets or liabilities recorded at fair value on a recurring basis in 2012.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years. We adopted the guidance for new disclosures for fair value measurements and clarification for existing disclosure requirements as of January 1, 2010 and there was no material impact on our consolidated financial statements. Additionally, we adopted the guidance regarding level 3 activity on January 1, 2011 and there was no material impact to our consolidated financial statements. See Note 7, “Fair Value Measurements” for additional information on the fair value of financial instruments.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage, and changes disclosure or other requirements in U.S. GAAP and IFRS. The guidance is effective during interim and annual periods beginning after December 15, 2011. We adopted the guidance as of January 1, 2012 and there was no material impact on our consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2012	2011

Prepaid insurance	$80	$46
Prepaid rent	52	49
VAT receivable	204	110
Other	214	29
Total prepaid expenses and other current assets	$550	$234

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2012	2011

Computers, software, furniture and fixtures	$475	$151
Less accumulated depreciation and amortization	(145)	(43)
Property and equipment, net	$330	$108

Depreciation and amortization expense is $97,000, $26,000 and $11,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2012	2011

Salaries, payroll taxes, vacation and benefits	$621	$560
Accrued consulting fees and other	183	41
Total accrued expenses	$804	$601

6.	Convertible Debt

There is no convertible debt outstanding at December 31, 2012 and 2011.

Senior Convertible Secured Notes- 2007

At December 31, 2012 and 2011, we had no convertible promissory notes (“Senior Convertible Secured Notes-2007”) that bore interest at the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at an original conversion price of $87.50 per share outstanding. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as a debt extinguishment under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. We entered into a debt-for-equity repayment plan whereby we retired the convertible promissory notes in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes had the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock was greater than $2.50 per share for five consecutive days.

During the year ended December 31, 2011, we issued the note holders 31,570 shares of our common stock pursuant to the debt-for-equity repayment plan and retired the remaining note principal balance on April 26, 2011. We recorded $84,657 of note principal reduction and $1,054 of interest payment.

September 2009 Senior Convertible Secured Notes Financing Transaction

During the period from August 25, 2009 through December 15, 2009, we completed a private placement of convertible notes totaling $987,000 that were converted, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share (the “Convertible Notes - 2009”).  The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued common stock or convertible notes at a lower conversion price than $0.50 per share during the period that the notes were outstanding. The Convertible Notes - 2009 that were originally due on December 31, 2010 were extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. In addition, we issued 986,983 three-year warrants to the convertible note holders with an exercise price of $1.00 per share. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary of the date of issuance until the warrant expiration date. During the year ended December 31, 2011 we issued 1,851,486 shares of our common stock to holders of Convertible Notes – 2009 who converted principal of $912,036 and $13,707 of related accrued interest. On June 30, 2011, we paid in cash the remaining outstanding principal balance of $25,000 of Convertible Notes – 2009.  As of December 31, 2011, all of the Convertible Notes – 2009 had been paid in full with cash or have been converted to shares of our common stock.

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

Senior Convertible Secured Notes- 2010

During the period from January 2010 through June 30, 2010, we received $1,597,000 in cash proceeds and converted $163,000 of accounts payable related to a private placement of convertible notes (“Convertible Notes – 2010”) and stock purchase warrants that were convertible, at the holder’s option, into shares of our common stock at a conversion price of $0.50 per share and we issued 1,760,712 stock purchase warrants that had an exercise price of $1.00 per share. The convertible note holders had the right to have the conversion price adjusted to equal the lower stock price if we issued stock or convertible notes at a lower conversion price than $0.50 during the period that the notes were outstanding. These convertible notes were originally due on December 31, 2010 and were extended to June 30, 2011 (see below under Warrant Repricing and Debt Extension Financing Transaction – 2010) and bore an annual interest rate of 7%, payable on June 30 and December 31 of each year that the convertible notes were outstanding. The warrants may be exercised and converted to common stock, at the warrant holder’s option, beginning on the six-month anniversary date of issuance until the warrant expiration date. During the year ended December 31, 2011, we issued 3,557,171 shares of our common stock to holders of Convertible Notes – 2010 who converted principal of $1,750,143 and $28,442 of related accrued interest. As of December 31, 2011, all of the Convertible Notes – 2010 had been converted to shares of our common stock.

The embedded conversion feature of the Convertible Notes – 2010 met the definition of a derivative financial instrument and was classified as a liability in accordance with accounting guidance. The note holders had the right to convert the debt into shares of our common stock, and the notes include price protection whereby these notes were protected for as long as the notes remained outstanding against future private placements made at lower share prices, and therefore, the total number of shares of our common stock that the convertible notes could be convertible into was not fixed. The embedded conversion features were revalued on each balance sheet date and marked-to-market with the increase or decrease in fair value was recorded to non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants in the consolidated statements of operations. As a result of the conversions during the year ended December 31, 2011, the Company reclassified approximately $8.7 million of the related derivative liabilities to additional paid-in capital. As of December 31, 2011, the fair value of the remaining embedded conversion features is $0 as all the Convertible Notes – 2010 were converted. The Company recorded a loss of approximately $4.4 million due to the change in the fair value of the embedded conversion feature of these Convertible Notes – 2010 during the year ended December 31, 2011.

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

In connection with the March and April 2011 financing transactions the Company valued the warrants issued to the convertible note holders on a relative fair value basis using the Black-Scholes option pricing model, totaling $937,000. This relative fair value of the warrants was recorded as a debt discount. The embedded conversion feature of the notes was determined to meet the definition of a derivative liability and as of the date of issuance was valued at $4.8 million. In accordance with relevant accounting guidance, the Company recorded an additional debt discount up to the full face amount of the notes, recorded the derivative liability for the embedded conversion feature at $4.8 million and recorded the fair value in excess of face amount of debt as interest expense on the issuance date of $1.5 million. The debt discount was amortized in full upon the conversion of the notes to common stock on December 14, 2011. As of December 31, 2011, the fair value of the embedded conversion feature was $0 due to the conversion of all the Senior Convertible Secure Notes – 2011. The Company recorded a loss of $1.9 million due to the change in fair value of the embedded conversion feature for the year ended December 31, 2011 which is included in the accompanying consolidated statement of operations as a component of the non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants.

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

During the year ended December 31, 2011 we recorded a total of approximately $232,000 in interest expense related to the principal balance of the Senior Convertible Secured Notes – 2011.

7.	Fair Value Measurements

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

            There were no assets or liabilities recorded at fair value on a recurring basis in 2012.

The three levels of the fair value hierarchy are described as follows:

Level 1: Applies to assets or liabilities for which there are quoted prices (unadjusted) in active markets for identical assets and liabilities. We had no Level 1 assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. We had no Level 2 assets or liabilities.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We valued warrants and embedded conversion features that were without observable market values and the valuation required a high level of judgment to determine fair value (Level 3 inputs). The Company estimated the fair value of these warrants and embedded conversion features using the Black-Scholes option pricing model using the following assumptions:

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

The following table shows the classification of our liabilities that were subject to fair value measurements and the roll-forward of these liabilities for the years ended December 31, 2011 and 2010 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

January 1, 2010	$4,507
Ne Derivatives added in connection with issuance of debt and equity	5,236
Derivatives reclassified to equity in connection with repayment and conversion of debt	(19,286)
Net increase in fair value	16,261
December 31, 2010	$6,718

Ne Derivatives added in connection with issuance of debt and equity	4,762
Derivatives reclassified to equity in connection with repayment and conversion of debt	(20,075)
Net increase in fair value	8,595
December 31, 2011	$-

8.	Deferred Revenue

As of December 31, 2012 and 2011, we have $2.1 million and $1.5 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three and one customers, respectively, and a total of $0.6 million and $0.4 million, respectively, of deferred engineering development fees from thirteen and four customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

9.	Stockholders’ Equity

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

On May 1, 2012, the Company began trading its common stock on the NASDAQ Stock Market under trading symbol NEON.

Common Stock

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

During the year ended December 31, 2012, Series B Preferred stockholders exchanged 19 shares of Series B Preferred stock for 2,509 shares of our common stock.

 During the year ended December 31, 2012, warrant holders (excluding members of our board of directors) exercised warrants to purchase 361,000 shares of common stock using the net exercise provision allowed in the warrant and received 235,144 shares of our common stock. Warrant holders exercised warrants to purchase 17,500 shares of common stock and paid a cash exercise price of $3.13 per share for total proceeds of $54,775. In addition, during 2012 a warrant holder exercised a warrant to purchase 122,238 shares of common stock and paid a cash exercise price of $1.38 per share for total proceeds of $168,668.

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

During the year ended December 31, 2011, we issued the note holders of Senior Convertible Secured Notes- 2011 a total of 1,844,814 shares of our common stock and retired the note principal balance and accrued interest totaling $4.6 million. Included in the total shares issued of 1,844,814 is 99,461 shares of common stock issued for bonus interest (as determined) totaling $399,000.

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

● Voting

The holders of shares of Series A Preferred stock and Series B Preferred stock shall have one vote for each share of Series A Preferred stock and Series B Preferred stock held by them.

● Conversion

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the amounts at December 31, 2012:

	Shares of Preferred Stock Not Exchanged as of December 31, 2012	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2012

Series A Preferred stock	83	480.63	39,892
Series B Preferred stock	95	132.07	12,547
Total remaining not exchanged	178		52,439

10.	Stock-Based Compensation

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

The fair value of the conversion feature of the 19,800 shares of Series A Preferred shares issued to the related parties to acquire Neonode Technologies AB that was converted to a total of 9,516,447 shares of our common stock was $9.5 million based on our stock price on March 31, 2009, the date our shareholders approved the increased conversion ratio.  Because this transaction was essentially the issuance of shares to key employees for their continued service to enhance the Company, the $9.5 million revised fair value of the common stock has been amortized to compensation expense at the rate of $1.6 million per quarter for six quarters beginning January 1, 2009. The amortization of the $9.5 million in compensation expense related the value of the stock issued to the related parties to acquire Neonode Technologies AB was completed on June 30, 2010. For the year ended December 31, 2010 $3.2 million has been recorded as compensation expense in our consolidated statement of operations.

Stock Options

As of December 31, 2012, we had three equity incentive plans:

●	The 1996 Stock Option Plan (the “1996 Plan”), which expired in January 2006;
●	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008; and
●	The 2006 Equity Incentive Plan (the “2006 Plan”).

We also have one non-employee director stock option plan as of December 31, 2012:

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan and the Director Plan at December 31, 2012:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/12	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/12	Weighted Average Exercise Price

$ 4.25	1,475,000	6.3	$4.25	814,028	$4.25
$ 4.26 - $ 7.00	229,000	6.9	$5.05	30,751	$5.27
$ 7.01 - $ 125.00	11,200	1.7	$108.75	11,200	$108.75
	1,715,200	6.4	$5.04	855,979	$5.65

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding at January 1, 2010	19,884	$35.39 – 687.50	$103.63

Granted	--	$--	$--
Cancelled or expired	(80)	$348.75	$348.75
Exercised	--	$--	$--
Outstanding at December 31, 2010	19,804	$35.39 – 687.50	$101.36

Granted	--	$--	$--
Cancelled or expired	(480)	$135.00- 687.50	$523.23
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2011	19,324	$35.39 – 368.75	$92.19

Granted	1,704,000	$4.02 -6.28	$4.35
Cancelled or expired	(8,124)	$35.39- 368.75	$69.36
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2012	1,715,200	$4.02 – 125.00	$5.04

The assumptions  used to value stock options granted to directors, employees and consultants during the year ended December 31, 2012 are as follows:

For the year
ended December 31, 2012

Annual dividend yield	-
Expected life (years)	3.8 – 4.3
Risk-free interest rate	0.43% - 0.62%
Expected volatility	169% - 187%

The aggregate intrinsic value of the 1,715,200 stock options that are outstanding, vested and expected to vest at December 31, 2012 is $909,800.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded $3.4 million, $87,000 and $142,000, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

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

On January 30, 2012, the Board of Directors of Neonode Inc. (“Board”) adopted an amendment to the 2006 Plan to increase the number of shares of common stock authorized for issuance under the 2006 Plan by an additional two million (2,000,000) shares.

We granted 169,000 stock options to purchase shares of our common stock to a consultant during the year ended December 31, 2012.

We also granted 1,175,000 stock options to purchase shares of our common stock to our employees and 360,000 stock options to purchase shares of our common stock to members of our Board during the year ended December 31, 2012.

We did not grant any options to purchase shares of our common stock to employees, consultants or members of our Board during the years ended December 31, 2011 and 2010.

Warrants

During 2012, certain warrant holders exercised their warrants under the cash and net cash provisions, as defined in the agreements. See Note 9 for details of such exercises and number of common stock shares issued.

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.63 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which has been amortized to expense over 24 months. During the years ended December 31, 2012, 2011 and 2010, we recorded $91,000, $99,000 and $8,000, respectively, of stock based compensation expense related to vesting of such warrants.

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

We issued 20,000 three-year stock purchase warrants at an exercise price of $3.90 per share with a vesting period over 24 months to an employee during the year ended December 31, 2011. The unvested warrant granted to an employee has a fair value on the date of grant of $75,000. This amount will be expensed over the vesting period and $38,000 and $11,000 of expense related to this warrant is included in product research and development expense for the year ended December 31, 2012 and 2011, respectively. The fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 reflects the fair value of the vested portion of options and warrants granted to directors, employees and non-employees. Stock-based compensation expense for the year ended December 31, 2010 also includes $3.2 million of amortization of the value of stock issued to related parties for the purchase of Neonode Technologies AB.  Stock-based compensation expense in the accompanying consolidated statements of operations is as follows (in thousands):

	Year ended
	December 31,
	2012	2011	2010

Product research and development	$315	$11	$-
Sales and marketing	1,407	99	140
General and administrative	1,777	440	5,290
Stock compensation expense	$3,499	$550	$5,430

Remaining unamortized expense at December 31, 2012
Stock-based compensation	$3,568

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.9 years.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2011	5,139,489	$1.27	3.23
Issued	809,543	3.08	-
Expired/forfeited	-	-	-
Exercised	(543,426)	$1.04	-
December 31, 2011	5,405,606	$1.57	2.45
Issued	-	-	-
Expired/forfeited	(232)	31.75	-
Exercised	(700,738)	$1.18	-
Outstanding and exercisable, December 31, 2012	4,704,636	$1.61	1.41

During the year ended December 31, 2010, we issued additional convertible debt with warrants and also warrants to a broker. Prior to December 13, 2010, we did not have sufficient unissued authorized shares to settle all outstanding equity instruments, and the warrants were classified as liabilities (see Notes 6 and 7).

As a result of the issuance of convertible notes in early October 2009, we no longer had enough unissued authorized shares to settle all outstanding equity instruments, including convertible preferred stock, convertible debt, options and warrants.  Therefore, in accordance with the applicable accounting guidance, all non-employee warrants were required to be recorded as liabilities from that point and marked-to-market at each period until we had sufficient unissued authorized shares to settle all outstanding equity instruments.  As a result, we reclassified the fair value of all non-employee warrants not already recorded as liabilities totaling $837,000 as of October 1, 2009 from additional paid-in-capital to embedded derivatives of convertible debt and warrants. The warrants issued to the holders in financings were originally recorded as derivative liabilities as we did not have sufficient authorized unissued shares of common stock to settle all outstanding equity instruments. On December 13, 2010, the Company increased its authorized shares of common stock to cover all potentially dilutive instruments outstanding. As a result, on December 9, 2010, the Company reclassified the fair value of the warrants on that date, totaling $4.3 million to additional paid-in capital, as warrants no longer qualified as derivative instruments.

On September 22, 2010, we issued 5-year warrants to purchase 6,400 shares of our common stock at an exercise price of $1.00 per share to holders of our Senior Convertible Secured Notes – 2007 to extend the maturity date of the notes until April 26, 2011.  The fair value of the warrants to purchase 6,400 shares of common stock was $28,000 on the date of issuance and was recorded as expense component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2010. The warrants were valued using the Black-Scholes option pricing model. The assumptions used for the Black-Scholes option pricing model are a term of 4.98 years, volatility of 162.45%, and a risk-free interest rate of 1.95%.

On September 24, 2010, we issued a warrant to purchase 6,933 shares of our common stock at an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2010 financing transaction (see Note 6).

 On September 27, 2010, we issued a warrant to purchase 15,000 shares of our common stock at an exercise price of $1.00 per share to an investor for services provided for the private placement of convertible notes and warrants in the 2010 financing transaction (see Note 6).

We granted 440,000 stock purchase warrants to our U.S. based employees or members of our Board during the year ended December 31, 2010.  The stock purchase warrants have an exercise price equal to $1.38 to $1.63 per shares, which was the market price on the date of grant, October 15, 2010 and December 3, 2010.  These stock purchase warrants have a three to five-year term. Warrants to purchase 320,000 shares of our common stock are vested on the date of grant and a warrant to purchase 120,000 shares of our common stock vests over 24 months at the rate of 5,000 shares per month, beginning December 2010. The vested warrants granted to employees had a fair value on the date of grant of $660,000. Approximately $470,000 and $99,000 of the fair value is included in general and administrative expense for the years ended December 31, 2010 and 2011, respectively, and the remaining $90,750 has been amortized to expense on a straight-line monthly basis over the year ended December 31, 2012. The fair value of stock-based compensation related to the employee warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of December 31, 2012:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	240,000	8/25/2016
January 2010 Investor Warrant	1/28/2010	$1.00	40,000	1/28/2013
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	4,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,137,593	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	1,280,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	612,943	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			4,704,636

11.	Commitments and Contingencies

Indemnities and Guarantees

           We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2012 and 2011.

           We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2012 and 2011.

Operating Leases

Neonode Technologies AB has a lease with Vasakronan Fastigheter AB for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014, with a nine month notice period. The contract will be extended for an additional three years if it is not terminated according to the terms in the contract.

On April 15, 2012, Neonode Technologies AB entered into a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease is valid through April 15, 2013.

On March 22, 2012, we entered into a three year lease with 2350 Mission Investors LLC for 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The initial lease payment is $7,007 per month, increasing to $7,657 per month over the term of the lease. This lease is valid through July 31, 2015. The annual payment for this space equates to approximately $86,000 per year.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded approximately $400,000, $167,000 and $103,000, respectively for rent expense.

A summary of future minimum payments under operating lease commitments as of December 31, 2012 is as follows (in thousands):

Year ending December 31,	Total
2013	$230
2014	181
2015	53
$464

12.	Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the years ended December 31, 2012, 2011 and 2010 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012
	Amount	Percentage
Net revenues from customers in the U.S.	$3,337	47%
Net revenues from customers in Europe	153	2%
Net revenues from customers in Asia	3,647	51%

Total	$7,137	100%

	2011
	Amount	Percentage
Net revenues from customers in the U.S.	$4,739	78%
Net revenues from customers in Europe	53	1%
Net revenues from customers in Asia	1,275	21%

Total	$6,067	100%

	2010
	Amount	Percentage
Net revenues from customers in the U.S.	$--	--%
Net revenues from customers in Europe	180	41%
Net revenues from customers in Asia	260	59%

Total	$440	100%

13.	Income Taxes

Loss before income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2012	2011	2010
Domestic	$(10,283)	$(16,867)	$(29,590)
Foreign	1,121	(200)	(1,991)

Total	$(9,162)	$(17,067)	$(31,581)

The provision for income taxes is as follows for the years ended December 31:

	2012	2011	2010
Current
Federal	$-	$--	$--
State	2	2	1
Foreign	123	76	44
Change in deferred
Federal	(3,653)	(1,856)	-
Federal valuation allowance	3,653	1,856	-
State	453	(206)	-
State valuation allowance	(453)	206
Foreign	276	122	-
Foreign valuation allowance	(276)	(122)	-

Total current	$125	$78	$45

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are:

	2012	2011	2010
Amounts at statutory tax rates	34%	34%	34%
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	-	(29)%	(24)%
Foreign losses taxed at different rates	1%	2%	--
Stock-based compensation	(7)%	--	(5)%
Other	--	--	--
Total	28%	7%	5%

Valuation allowance	(29)%	(7)%	(5)%
Effective tax rate	(1)%	--%	--%

Significant components of the deferred tax asset balances at December 31, are as follows (in thousands):

	2012	2011
Deferred tax assets:
Accruals	$873	$26
Stock compensation	1,050	1,080
Net operating losses	6,417	4,116
Total deferred tax assets	$8,340	$5,222
Basis difference in fixed assets	(38)	--
Valuation allowance	(8,302)	(5,222)

Total net deferred tax assets	$--	$--

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiary Neonode Technologies AB, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. Due to the reorganization, the Company believes that the U.S. net operating losses and credits would be subject to the provisions of Section 382 and therefore subject to strict limitations. The Company has not completed a study of the limitations and therefore has not included these loss carryforwards or credits in the analysis of the deferred tax assets. At December 31, 2012, the Company has federal, state and foreign net operating losses of $17.8 million, $8.5 million and $0, respectively. The federal loss carryforward begins to expire in 2029, the California loss carryforward begins to expire in 2019 and the foreign loss carryforward is indefinite. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and effective with the filing we are no longer responsible for the liabilities and no longer have any ownership interest in the assets of Neonode AB, including any tax net operating loss carryforwards.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2012, the Company has not completed the determination of the amount to be limited under the provision.

As of December 31, 2012, the Company did not recognize $160,000 and $17,000 of federal and state deferred tax assets relating to excess tax benefits for stock-based compensation deductions. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

Effective January 1, 2007, we adopted the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with accounting guidance. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

Balance at January 1, 2010	$-
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases - Settlements	-
Reductions - Settlements	-
Balance at December 31, 2010	$-
Balance at January 1, 2011	$-
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases - Settlements	-
Reductions - Settlements	-
Balance at December 31, 2011	$-

Balance at January 1, 2012	$-
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases - Settlements	-
Reductions - Settlements	-
Balance at December 31, 2012	$-

We adopted a policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2012, 2011 and 2010 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2012, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

Payments related to the license agreement with Sony Corporation are net of 10% income tax withholding as required by the Japanese government under the Sweden and Japan international tax treaty. The amounts withheld may be used to offset future payables for income tax in Sweden. In the years ended December 31, 2012, 2011 and 2010, $123,000, $78,000 and $48,000 was withheld, respectively. The amounts withheld expire over five years.

We file income tax returns in the U.S. federal jurisdiction, California and Sweden. The 1997 through 2011 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

14.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans.  Contributions relating to these defined contribution plans for the years ended December 31, 2012 and 2011 were $139,500 and $50,000, respectively. We did not have any defined contribution or other pension plans for our Swedish employees for the year ended December 31, 2010. We match the U.S. employee’s contributions to a 401K retirement plan up to a maximum of six percent (6%) of the employee’s annual salary. Contributions relating to the matching 401K contributions for the year ended December 31, 2012 were $26,900.  We did not make any matching contributions to the U.S. employee’s 401K plans in the years ended December 31, 2011 and 2010.

15.	Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2012, 2011 and 2010 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 4.7 million, 5.4 million and 5.1 million outstanding stock warrants, 52,000, 55,000 and 100,000 shares issuable upon conversion of preferred stock, 1.7 million, 19,000 and 20,000 stock options and 0, 0 and 0.2 million shares issuable upon conversion of notes are excluded from the diluted earnings per share calculation for the years ended December 31, 2012, 2011 and 2010, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Year ended December 31,
	2012	2011	2010_
BASIC AND DILUTED
Weighted average number of
common shares outstanding	33,003	26,784	18,293

Net loss	$(9,287)	$(17,145)	$(31,626)

Net loss per shares basic and diluted	$(0.28)	$(0.64)	$(1.73)

16.	Related Party Transactions

Mr. Per Bystedt, our Chairman and former Chief Executive Officer, invested a total of $75,000 of the $4.2 million raised in the Senior Convertible Secure Notes -2011 financing transaction and was issued 7,500 March 2011 Warrants to purchase our common stock at an exercise price of $3.13 per share. On December 14, 2011, the Company converted the $75,000 note and $5,337 of related accrued interest, and issued Mr. Bystedt 33,208 shares of our common stock.

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

17.	Subsequent Events

The Company has evaluated subsequent events through the filing of this form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Subsequent to December 31, 2012, warrant holders exercised warrants to purchase 106,660 shares of common stock using the net exercise provision allowed in the warrant and received 75,307 shares of our common stock.

In January 2013, we opened Neonode Japan Inc., a wholly owned subsidiary of Neonode Inc. Neonode Japan Inc.’s office is located in Tokyo, Japan. We will serve our customers in Japan through this company. We currently have a Vice President – Sales and General Manager working in this company. We are planning to increase the engineering and sales staffing throughout 2013.

In January 2013, we opened Neonode Americas Inc., a wholly owned subsidiary of Neonode Inc. Neonode Americas Inc.’s office is located in Santa Clara, California. We will serve our customers in the Americas through this company. We currently have ten employees working in this company. We are planning to increase the engineering and sales staffing throughout 2013.

In January 2013, we opened NEON Technology Inc., a wholly owned subsidiary of Neonode Inc. NEON Technology Inc.’s office is located in Santa Clara, California. We will transfer certain user interface (“UI”) and product design patents from Neonode Inc. to NEON Technology Inc.

In February 2013, we opened Neonode UI AB, a wholly owned subsidiary of Neonode Technology AB. Neonode UI AB’s office is located in Stockholm, Sweden. We will provide sales and engineering services to customers of our user interface (“UI”) and product design patents from Neonode UI AB.

On February 26, 2013, David Brunton, CFO, exercised two warrants to purchase a total of 320,000 shares of common stock using the net exercise provision allowed in the warrant and received 266,228 shares of our common stock.

On February 27, 2013, a holder of Series B preferred stock converted 4 shares of series B preferred stock to common stock and received 528 shares of our common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2012, our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting and to remediate the material weaknesses in our internal control over financial reporting previously identified (see below):

●
We enhanced our internal finance and accounting organizational structure, which included hiring additional personnel so that the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals to provide adequate segregation of duties within our accounting functions.

●
We engaged a third party consultant with sufficient technical expertise in the area of accounting for income taxes to provide reasonable assurance as to the completeness, accuracy, and review of our consolidated tax provision and disclosures.

●
We enhanced our internal finance and accounting organizational structure, which included hiring additional personnel to provide reasonable assurance as to the translation of our foreign subsidiary operations into U.S. Dollars in our financial consolidation worksheets, specifically related to our accumulated other comprehensive loss.

●
We enhanced our internal finance and accounting organizational structure, which included hiring additional personnel to ensure that the preparation and review of the consolidated statement of cash flows is enhanced.

●
We retained a Sarbanes-Oxley consulting firm to assist us in preparing written policies and procedures for accounting and financial reporting to establish a formal process to close our books and account for all transactions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting has been designed to provide reasonable assurance with respect to the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making their assessment, our management used the criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon that assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KMJ Corbin & Company LLP, our independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Neonode Inc.

We have audited the internal control over financial reporting of Neonode Inc. and subsidiary (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Neonode Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neonode Inc.  and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 14, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company’s definitive 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s definitive 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Company’s definitive 2012 Proxy Statement and is incorporated herein by reference.

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s definitive 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s definitive 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because the relevant information is not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the consolidated financial statements and the notes thereto included in this Annual Report.

Exhibit #	Description
3.1
Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2009)

3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of the registrant’s Annual Report on Form 10-K filed on March 31, 2011)
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on March 28, 2011)
3.1.3	Certificate of Correction, dated February 28, 2012 (incorporated by reference to Exhibit 3.1.3 of the registrant’s Annual Report on Form 10-K filed on March 31, 2012)
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference as Exhibit 3.2 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008)
4.1
Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated December 29, 2008 (incorporated by reference as Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on December 31, 2008)

4.2
Certificate of Increase of Designation of Series B Preferred Stock dated January 2, 2009 (incorporated by reference as Exhibit 4.2 of the registrant’s Quarterly Report on Form 10-Q filed on October 31, 2011)

4.3
Certificate of Increase of Designation of Series B Preferred Stock dated January 28, 2009 (incorporated by reference as Exhibit 4.3 of the registrant’s Quarterly Report on Form 10-Q filed on October 31, 2011)

10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on February 23, 2010)
10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on October 18, 2010)
10.3	Form of Common Stock Purchase Warrant for the March 2011 Financing (incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K filed on March 31, 2011)
10.4	Form of Common Stock Purchase Warrant dated October 15, 2010 +
10.5	Employment Agreement with David W. Brunton, dated July 1, 2010 +
10.6	Consulting Agreement with Per Bystedt, dated January 28, 2011 (incorporated by reference as Exhibit 10.17 of the registrant’s Annual Report on Form 10-K filed on March 31, 2011) +
10.7	Neonode Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 (333-179313) filed on February 2, 2012) +
10.8	Agreements used in connection with the 2006 Equity Incentive Plan +
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

+ Management contract or compensatory plan or arrangement
* Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)
Date: March 14, 2013	By:	/s/ David W. Brunton
David W. Brunton Chief Financial Officer, Vice President, Finance and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Thomas Eriksson	Chief Executive Officer,	March 14, 2013
Thomas Eriksson	and Director
(Principal Executive Officer)

/s/ David W. Brunton	Chief Financial Officer, Vice President, Finance	March 14, 2013
David W. Brunton	and Secretary
(Principal Financial and Accounting Officer)
/s/ John Reardon	Director	March 14, 2013
John Reardon
/s/ Mats Dahlin	Director	March 14, 2013
Mats Dahlin
/s/ Lars Lindqvist	Director and Audit Committee Chair	March 14, 2013
Lars Lindqvist

/s/ Per Bystedt	Director and Chairman of the Board	March 14, 2013
Per Bystedt