Form 10-Q
period 2013-03-31
Neonode, Inc
filed 2013-05-08
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 1-35526

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2013, was 34,080,153.

NEONODE INC.

INDEX TO MARCH 31, 2013 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of
	March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations
	for the three months ended March 31, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the
	three months ended March 31, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the
	three months ended March 31, 2013 and 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	23

PART II	Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 6	Exhibits	24

SIGNATURES		25

EXHIBITS

PART I. Financial Information

Item 1.    Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$7,582	$9,097
Accounts receivable	812	2,123
Prepaid expenses and other current assets	731	550
Total current assets	9,125	11,770

Deposit	68	68
Property and equipment, net	328	330
Total assets	$9,521	$12,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$321	$539
Accrued expenses	984	804
Deferred revenue	2,920	2,725

Total current liabilities	4,225	4,068

Total liabilities	4,225	4,068

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A Preferred stock, 444,541 shares authorized with par value $0.001 per share; 0 and 83 issued and outstanding at March 31, 2013 and December 31, 2012, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	--	--
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 and 95 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	--	--
Common stock, 70,000,000 shares authorized with par value $0.001per share; 33,875,625 and 33,331,182 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	34	33
Additional paid-in capital	147,429	146,677
Accumulated other comprehensive income	18	5
Accumulated deficit	(142,185)	(138,615)
Total stockholders' equity	5,296	8,100
Total liabilities and stockholders' equity	$9,521	$12,168

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2013	2012

Net revenues	$548	$1,164
Cost of revenues	16	249
Gross margin	532	915

Operating expenses:
Product research and development	1,634	687
Sales and marketing	805	799
General and administrative	1,652	995

Total operating expenses	4,091	2,481

Loss before provision for income taxes	(3,559)	(1,566)

Provision for income taxes	11	22

Net loss	$(3,570)	$(1,588)

Loss per common share:
Basic and diluted loss per share	$(0.11)	$(0.05)

Basic and diluted – weighted average number of common shares outstanding	33,511	32,809

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,570)	$(1,588)
Other comprehensive gain (loss):
Foreign currency translation adjustments	13	44
Total comprehensive loss	$(3,557)	$(1,544)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,570)	$(1,588)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	586	34
Depreciation and amortization	32	18
Changes in operating assets and liabilities:
Accounts receivable	1,316	2,273
Prepaid expenses and other current assets	(186)	(26)
Accounts payable and accrued expenses	(36)	(199)
Deferred revenue	195	11
Net cash (used in) provided by operating activities	(1,663)	523

Cash flows from investing activities:
Purchase of property and equipment	(28)	(201)
Net cash used in investing activities	(28)	(201)

Cash flows from financing activities:
Proceeds from stock option exercises	167	--
Net cash provided by financing activities	167	--

Effect of exchange rate changes on cash	9	45

Net decrease (increase) in cash	(1,515)	367

Cash at beginning of period	9,097	12,940
Cash at end of period	$7,582	$13,307

Supplemental disclosure of cash flow information:
Income taxes paid	$11	$22

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.   Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of expected results for the full 2013 fiscal year.

The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Operations

Neonode Inc. (“we”, “us”, “our”, the “Company”), develops and licenses MultiSensing™ touch user interfaces and optical multi-touch solutions. The cornerstone of our interface solutions is zForce®, our patented touch technology. Neonode licenses its MultiSensing touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed Neonode technology into devices that they produce and sell.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheet at December 31, 2012 and the condensed consolidated statements of operations, other comprehensive loss, and cash flows for the three months ended March 31, 2012 includes our accounts and the accounts of our wholly owned Swedish subsidiary Neonode Technologies AB (“NTAB”).  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet at March 31, 2013 and the condensed consolidated statements of operations, other comprehensive loss, and cash flows for the three months ended March 31, 2013  include our accounts and the accounts of our wholly owned subsidiaries, NTAB, Neonode Americas Inc. (“NAI”), Neonode Japan Inc. (“NJKK”), NEON Technologies Inc. (“NTI”) and Neonode UI AB (“NUIAB”).  All significant intercompany accounts and transactions have been eliminated.

Neonode management has made several strategic decisions to establish their presence in international markets that provide access to tier one customers and demonstrate Neonode’s long term commitment to these markets. NJKK was created in January 2013 to reach out to customers with global reach in electronics, automotive and home appliance markets.  NUIAB was created to address particular opportunities that exist in this significant user interface arena as some aspects of our technology lends itself to ease of interacting with electronic devices. NTI and NAI were established to create a more focused organization with specific marketing, research and development goals. Furthermore, by creating separate entities, their performances can be directed and observed more clearly.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. As of March 31, 2013, the Company has approximately $7.2 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at March 31, 2013 and December 31, 2012.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At March 31, 2013, we believe there is no impairment of our long-lived assets.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona and Japanese Yen. The translation from Swedish Krona and Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Foreign currency translation gains were $13,000 and $44,000 during the three months ended March 31, 2013 and 2012, respectively. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $37,000 and $62,000 during the three months ended March 31, 2013 and 2012, respectively.

Concentration of Credit and Business Risks

Our accounts receivable as of March 31, 2013 was due from twelve customers, five of which accounted for 72% of our accounts receivable as of March 31, 2013. Our net revenues for the three months ended March 31, 2013 was earned from nine customers. Our customers are located in the U.S., Europe and Asia. Customers which accounted for 10% or more of our net revenues during the three months ended March 31, 2013 are as follows:

●	Kobo - 44%
●	Sony Corporation -20%
●	Netronix – 21%
●	Barnes & Noble – 10%

Our accounts receivable as of December 31, 2012 was due from fifteen customers, none of which accounted for more than10% of our accounts receivable as of December 31, 2012. Our net revenues for the three months ended March 31, 2012 was earned from ten customers. Our customers are located in the U.S., Europe and Asia. Customers which accounted for 10% or more of our net revenues during the three months ended March 31, 2012 are as follows:

●	Amazon - 55%
●	Sony Corporation -16%

Revenue Recognition

Licensing Revenues:

We derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. Neonode meets all the accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers.  For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or licenses the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Our customers report to us the quantities of products distributed or licensed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.

Explicit return rights are not offered to customers. There have been no returns through March 31, 2013.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the quarters ended March 31, 2013 and 2012 amounted to approximately $124,000 and $197,000, respectively.

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

 We account for equity instruments issued to non-employees at their fair value. The measurement date for the fair value for the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached, or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instruments is primarily recognized over the term of the consulting agreement. The fair value of the stock-based compensation is periodically re-measured and expense is recognized during the vesting term.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2013 and December 31, 2012. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of March 31, 2013 and December 31, 2012, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for periods ended March 31, 2013 and 2012 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Income (Loss)

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholder’ equity in the condensed consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.43 and 6.75 Swedish Krona to one U.S. Dollar for the three months ended March 31, 2013 and 2012, respectively. The exchange rate for the consolidated balance sheets was 6.52 and 6.52  Swedish Krona to one U.S. Dollar as of March 31, 2013 and December 31, 2012, respectively.  The weighted-average exchange rate for the consolidated statement of operations and comprehensive loss was 92.19 Japanese Yen to one U.S. Dollar for the three months ended March 31, 2013. The exchange rate for the consolidated balance sheet was 94.16 Japanese Yen to one U.S. Dollar as of March 31, 2013.

 3.  Stockholders’ Equity

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

Common Stock

During the three months ended March 31, 2013, warrant holders (excluding our CFO) exercised warrants to purchase 270,094 shares of common stock using the net exercise provision allowed in the warrant and received 198,512 shares of our common stock.

On February 26, 2013, David Brunton, our CFO, exercised warrants to purchase 320,000 shares of common stock using the net exercise provision allowed in the warrant and received 266,228 shares of our common stock.

On March 16, 2012, John Reardon, a member of our board of directors, exercised a warrant to purchase 200,000 shares of common stock using the net exercise provision allowed in the warrant and received 174,798 shares of our common stock.

Preferred Stock

On March 21, 2013, Series A Preferred stockholders exchanged 83 shares of Series A Preferred stock for 39,790 shares of our common stock, eliminating all Series A Preferred shares outstanding.

 On February 27, 2013, Series B Preferred stockholders exchanged 4 shares of Series B Preferred stock for 528 shares of our common stock.

On March 21, 2013, Series B Preferred stockholders exchanged 8 shares of Series B Preferred stock for 929 shares of our common stock.

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

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of March 31, 2013.

	Shares of Preferred Stock Not Exchanged as of March 31, 2013	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2013

Series B preferred stock	83	132.07	10,962

4.  Deferred Revenue

As of March 31, 2013 and December 31, 2012, we have $2.0 million and $2.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three customers and a total of $0.9 million and $0.6 million, respectively, of deferred engineering development fees from thirteen customers. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

5.  Stock-Based Compensation

We have several approved stock option plans for which stock options and restricted stock awards are available to grant to employees, consultants and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants is based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

As of March 31, 2013, we had two equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
●	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of March 31, 2013:

●	The 2001 Non-Employee Director Stock Option Plan (the Director Plan) which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,715,200	$5.04
Granted	15,000	5.97
Cancelled or expired	(200)	125.00
Exercised	(38,456)	4.33
Outstanding at March 31, 2013	1,691,544	$5.05

On March 11, 2013, the Board approved the increase of the number of common stock authorized for issuance as incentive stock options under the 2006 Plan by 2 million shares.

The aggregate intrinsic value of the 1,691,544 stock options that are outstanding, vested and expected to vest at March 31, 2013 is $2.4 million.

               On March 19, 2013, the Company received an aggregate of $167,000 from two employees in connection with the exercise of stock options into 38,456 shares of common stock.  The intrinsic value related to the options exercised was $58,000 on the date of exercise.

For the three months ended March 31, 2013 and 2012, the Company recorded $576,000 and $0, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated  using the Black-Scholes option pricing model as of the date of grant of the stock option.

We granted an option to purchase 15,000 shares of our common stock to an employee during the three months ended March 31, 2013 with a grant date fair value of $80,000 computed using the Black-Scholes option pricing model. We did not grant any options to purchase shares of our common stock to employees or members of our Board of Directors during the three months ended March 31, 2012.

See below for assumptions used in the valuation of stock options:

For the three months
ended March 31, 2013

Annual dividend yield	-
Expected life (years)	4.3
Risk-free interest rate	0.65%
Expected volatility	154%

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

Warrants

During the three months ended March 31, 2013, certain warrant holders exercised their warrants under the cash and net cash provisions, as defined in the agreements. See Note 3 for details of such exercises and number of common stock shares issued.

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.63 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which has been amortized to expense over 24 months. During the three months ended March 31, 2012, we recorded $25,000 of stock based compensation expense related to vesting of such warrants.

On September 12, 2011, we issued 20,000 three-year stock purchase warrants to an employee at an exercise price of $3.90 per share with a vesting period over 24 months. The warrant granted to an employee had a fair value on the date of grant of $75,000. This amount is expensed over the vesting period and $10,000 and $9,000 of expense related to this warrant is included in product research and development expense for the three months ended March 31, 2013 and 2012, respectively. The fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense for the three months ended March 31, 2013 and 2012 reflects the fair value of the vested portion of options and warrants granted to directors, employees and non-employees. Stock-based compensation expense in the accompanying consolidated statements of operations is as follows (in thousands):

	2013	2012

Product research and development	$60	$10
Sales and marketing	196	24
General and administrative	330	--
Stock compensation expense	$586	$34

Remaining unamortized expense at March 31, 2013
Stock-based compensation	$3,060

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 3.0 years.

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

A summary of all warrant activity is set forth below:

	March 31, 2013
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2013	4,704,636	$1.61	1.41
Issued	--	--	--
Expired/forfeited	(40,000)	1.00	--
Exercised	(590,094)	1.17	--
Outstanding and exercisable, March 31, 2013	4,074,542	$1.69	1.15

During the three months ended March 31, 2013, warrant holders (excluding our CFO) exercised warrants to purchase 270,094 shares of common stock using the net exercise provision allowed in the warrant and received 198,512 shares of our common stock.

On February 26, 2013, David Brunton, our CFO, exercised warrants to purchase 320,000 shares of common stock using the net exercise provision allowed in the warrant and received 266,228 shares of our common stock.

Below is a summary of Outstanding Warrants to Purchase Common Stock as of March 31, 2013:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	4,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	2,078,433	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	920,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	602,009	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			4,074,542

6.   Commitments and Contingencies

Non-Recurring Engineering Development Costs

                Neonode and Texas Instruments Inc. (“TI”) entered into an Analog Device Development Agreement (“Agreement”) on January 24, 2010 where TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The TI ASIC is designated as NN1001 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the Agreement, Neonode is obligated to contribute $500,000 of non-recurring engineering development costs (“NRE”) to TI based on shipments of the NN1001. Neonode will contribute to TI the NRE as follows:

For each of the first one million units:  $0.08 per unit
For the next eight million units: $0.05 per unit

              In the three months ended March 31, 2013, $217,600 of NRE expense related to this agreement is included in product research and development on the condensed consolidated statement of operations. No amounts were recorded in the three months ended March 31, 2012 as no shipments of NN1001 took place.

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

On April 15, 2012, Neonode Technologies AB entered into a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease is valid through April 15, 2013. On April 16, 2013 this lease was extended for one year until April 15, 2014 under the same terms and conditions. Rent remains at approximately $14,000 per month including property tax (excluding VAT).

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

On October 12, 2012, we entered into a two year lease with Space design Inc., Meiko Building 3F, 1-18-2 Shimbashi, Minato-ku, 105-0004 Tokyo for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $3,000 per month. This lease is valid through October 12, 2014. The annual payment for this space equates to approximately $36,000 per year.

For the three months ended March  31, 2013 and 2012, the Company recorded approximately $120,000 and $103,000, respectively, for rent expense.

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2013 is as follows (in thousands):

Year ending December 31,	Total
2013	$293
2014	255
2015	23
$571

7.  Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the three months ended March 31, 2013 and 2012 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013
	Amount	Percentage
Net revenues from customers in the U.S.	$292	53%
Net revenues from customers in Europe	18	43%
Net revenues from customers in Asia	238	44%

Total	$548	100%

	2012
	Amount	Percentage
Net revenues from customers in the U.S.	$974	84%
Net revenues from customers in Europe	--	--
Net revenues from customers in Asia	190	16%

Total	$1,164	100%

8.  Net Loss Per Share

Basic net loss per common share for the three months ended March 31, 2013 and 2012 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 309,000 and 11,500 outstanding stock options, 2.8 million and 3.2 million outstanding stock warrants under the treasury stock method and 11,000 and 52,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the periods ended March 31, 2013 and 2012, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months ended March 31,
	2013	2012
BASIC AND DILUTED
Weighted average number of common shares outstanding	33,511	32,809
Number of shares for computation of net loss per share	33,511	32,809

Net loss	$(3,570)	$(1,588)

Net loss per share - basic and diluted	$(0.11)	$(0.05)

9.  Subsequent Events

On April 1, 2013, warrant holders exercised warrants to purchase 55,000 shares of common stock using the net exercise provision allowed in the warrant and received 25,720 shares of our common stock.

On April 3, 2013, the Company issued a warrant to an investor to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. On April 4, 2013 the warrant holder paid $40,000 and exercised the warrant.

On April 5, 2013, a warrant holder paid $120,244 in connection with a cash exercise of a warrant to purchase 80,000 shares of common stock with an exercise price of $1.38 per share and a warrant to purchase 3,145 shares of common stock with an exercise price of $3.13 per share.

On April 16, 2013, Neonode Technologies AB renewed a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease is valid through April 15, 2014.

On April 18, 2013, a warrant holder exercised a warrant to purchase 40,000 shares of common stock using the net exercise provision allowed in the warrant and received 30,663 shares of our common stock.

On May 3, 2013, a warrant holder paid $34,500 in connection with a cash exercise of a warrant to purchase 25,000 shares of common stock with an exercise price of $1.38 per share.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some forward-looking statements by the use of words such as "believes," "anticipates," "expects," "intends" and similar expressions.  Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date hereof.  Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

During the three months ended March 31, 2013, we had six customers using our touchscreen technology in products that were shipping to customers. We had an additional seventeen customers with signed license agreements currently in the product development stage. In most circumstances, our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from our technology license agreements.

As of March 31, 2013, we have signed twenty-eight technology license agreements with global OEMs. Subsequent to March 31, 2013, we signed one new license agreement with a global OEM to develop a multi-sensing touch solution for their banking Automatic Teller Machines (“ATM”). Seven of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2013.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as laptop computers, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2013 and 2012 was $548,000 and $1.2 million, respectively.  Our net revenues for the three months ended March 31, 2013 included $539,000 from technology license fees related to product shipments by six customers plus $9,000 in fees for engineering design services related to our touch screen solution for another customer. Our net revenues for the three months ended March 31, 2012 included $896,000 from technology license fees related to product shipments by four customers plus $268,000 in fees for engineering design services related to our touch screen solution for other customers.

Gross Margin

Gross margin was $532,000 and $915,000 for the three months ended March 31, 2013 and 2012, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has decreased due to the decrease in our total revenue particularly our license fee revenue. The gross margin related to our license fees is 100% and when license fees as a percentage of our total revenue decrease our gross margin will decrease.

Product Research and Development

 Product research and development (“R&D”) expenses for the three month period ended March 31, 2013 were $1.6 million compared to $687,000 for the same period in 2012.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements along with costs related to developing and building new product prototypes. We continue to pursue and expand R&D expenditures on the development of our touchscreen and other technologies. As of March 31, 2013, our R&D department has twenty-nine full time employees compared to seventeen at March 31, 2012. Included in R&D expenses are approximately $60,000 of non-cash stock option and warrant expense for the three months ended March 31, 2013 compared to approximately $10,000 for the same period in 2012.

Sales and Marketing

  Sales and marketing (“S&M”) expenses for the three month period ended March 31, 2013 were $805,000 compared to $799,000 for the same period in 2012. This increase in 2013 as compared to 2012 is primarily related to non-cash stock option expense in 2013 related to stock options issued to employees in the second quarter of 2012 that was offset by a reduction in overall marketing expense and travel.  Included in S&M expenses are approximately $196,000 of non-cash stock option and warrant expense for the three months ended March 31, 2013 compared to approximately $24,000 for the same period in 2012.

Our sales activities focus primarily on OEM customers who will integrate our touchscreen technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2013 were $1.7 million compared to $995,000 for the same period in 2012. This increase in 2013 as compared to 2012 is related to an increase in finance department staff that took place in the second and third quarters of 2012 and an increase in legal fees related to patent filings and customer contract reviews. In addition, there was an increase in non-cash stock option expense in 2013 related to stock options issued to employees and members of our Board of Directors in the second quarter of 2012.  Included in G&A expenses are approximately $330,000 of non-cash stock option and warrant expense for the three months ended March 31, 2013 compared to none for the same period in 2012.

Income Taxes

Our effective tax rate was 0% in the three months ended March 31, 2013 and 2012, respectively.  We recorded valuation allowances for the three month periods ended March 31, 2013 and 2012 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.6 million for the three month period ended March 31, 2013, compared to a net loss of $1.6 million in the comparable period in 2012.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than operating leases. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

Neonode and Texas Instruments Inc. (“TI”) entered into an Analog Device Development Agreement (“Agreement”) on January 24, 2010 where TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ ASIC”) developed by TI. The TI ASIC is designated as NN1001 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the Agreement, Neonode is obligated to  contribute $500,000 of non-recurring engineering development costs (“NRE”) to TI based on shipments of the NN1001. In the three months ended March 31, 2013, $217,600 of NRE expense related to this agreement is included in product research and development on the condensed consolidated statement of operations.  As of March 31, 2013, no cash payment had been made to TI.

Operating Leases

We lease office space in one U.S. location. Outside the U.S., we lease office space in Stockholm, Sweden and Tokyo, Japan. The future minimum lease payments under all of our non-cancelable operating leases with an initial term in excess of one year as of March 31, 2013 were $571,000.  There have been no material changes in those obligations during the first three months of fiscal 2013.

On April 16, 2013, Neonode Technologies AB renewed a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease is valid through April 15, 2014.

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

At March 31, 2013, we had cash of $7.6 million, as compared to $9.1 million at December 31, 2012.

Working capital (current assets less current liabilities) was $4.9 million at March 31, 2013, compared to working capital of $7.7 million at December 31, 2012.

Net cash used in operating activities for the three months  ended March 31, 2013 was primarily the result of (i) a net loss of approximately $3.6 million and (ii) approximately $1.3 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable. Cash used to fund net losses is reduced by approximately $0.6 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.3 million at March 31, 2013 compared with December 31, 2012, primarily as a result of a decrease in net revenues from approximately $2.3 million in the fourth quarter of 2012 compared to approximately $0.6 million in the first quarter of 2013. During the three months ended March 31, 2013, we were successful in collecting cash from net revenues to our customers in accordance with our standard payment terms.

 Deferred revenue increased approximately $0.2 million during the three months ended March 31, 2013 compared with December 31, 2012, primarily as a result of additional license technology agreements and engineering projects entered into during the three months ended March 31, 2013.

In the three months ended March 31, 2013, we purchased $28,000 of property and equipment, primarily computers and test equipment.

Net cash provided by financing activities was the result of net proceeds of $167,000 received in connection with the exercise of stock options for shares of our common stock during the three months ended March 31, 2013.

We believe we have sufficient cash to operate for the next twelve months.

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

We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At March 31, 2013, there were 1,000,000 shares that remained registered and available for issuance under our shelf registration.

The functional currency of our foreign subsidiaries in Sweden is the Swedish Krona and in Japan is the Japanese Yen. They are subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona or Japanese Yen will impact Neonode’s future operating results.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with changes in currency exchange rates.  All of our revenue and approximately 58% of our consolidated costs are denominated in U.S. dollars We do not believe changes in foreign currency exchange rates will be material to our financial position or results of operation. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4.       Controls and Procedures

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   Other Information

ITEM  1.    Legal Proceedings

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.     Exhibits

Exhibits

Exhibit #	Description

3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).

3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011)

3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011)

3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 8, 2013.

Neonode Inc.
Registrant

Date: May 8, 2013	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance
and Secretary
(Principal Financial and
Accounting Officer)