Form 10-Q
period 2013-06-30
Neonode, Inc
filed 2013-08-08
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒          Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2013, was 34,615,474.

NEONODE INC.

INDEX TO JUNE 30, 2013 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4	Controls and Procedures	26

PART II	Other Information

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 6	Exhibits	26

SIGNATURES		27

EXHIBITS

PART I.    Financial Information

Item 1.  Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June	December
	30, 2013	31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$5,354	$9,097
Accounts receivable	690	2,123
Prepaid expenses and other current assets	907	550
Total current assets	6,951	11,770

Deposit	67	68
Property and equipment, net	295	330
Total assets	$7,313	$12,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$319	$539
Accrued expenses	1,012	804
Deferred revenue	2,813	2,725

Total current liabilities	4,144	4,068

Total liabilities	4,144	4,068

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A Preferred stock, 444,541 shares authorized with par value $0.001 per share;
0 and 83 issued and outstanding at June 30, 2013 and
December 31, 2012, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to
par value of $0.001 over the shares of common stock)	--	--
Series B Preferred stock, 54,425 shares authorized with par
value $0.001 per share; 83 and 95 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation
preference equal to par value of $0.001 over the shares of common stock)	--	--
Common stock, 70,000,000 shares authorized with par value $0.001 per share;
34,237,513 and 33,331,182 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	34	33
Additional paid-in capital	148,381	146,677
Accumulated other comprehensive income	59	5
Accumulated deficit	(145,305)	(138,615)
Total stockholders' equity	3,169	8,100
Total liabilities and stockholders' equity	$7,313	$12,168

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net revenues	$1,084	$1,974	$1,632	$3,138
Cost of revenues	662	494	678	743
Gross margin	422	1,480	954	2,395

Operating expenses:
Product research and development	1,441	1,478	3,075	2,165
Sales and marketing	893	1,718	1,698	2,517
General and administrative	1,189	1,691	2,841	2,686

Total operating expenses	3,523	4,887	7,614	7,368
Loss before provision for income taxes	(3,101)	(3,407)	(6,660)	(4,973)
Provision for income taxes	19	20	30	42
Net loss	$(3,120)	$(3,427)	$(6,690)	$(5,015)
Loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.20)	$(0.15)
Basic and diluted – weighted average number of common shares outstanding	34,135	32,969	33,825	32,889

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(3,120)	$(3,427)	$(6,690)	$(5,015)
Other comprehensive income (loss):
Foreign currency translation adjustments	41	(72)	54	(28)
Total comprehensive loss	$(3,079)	$(3,499)	$(6,636)	$(5,043)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,690)	$(5,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,339	2,351
Depreciation and amortization	64	40
Loss on disposal of property and equipment	1	--
Changes in operating assets and liabilities:
Accounts receivable	1,431	1,623
Other assets	(1)	--
Prepaid expenses	(364)	(96)
Accounts payable and accrued expenses	20	87
Deferred revenue	88	(363)
Net cash used in operating activities	(4,112)	(1,373)
Cash flows from investing activities:
Purchase of property and equipment	(34)	(268)
Net cash used in investing activities	(34)	(268)
Cash flows from financing activities:
Proceeds from exercise of stock options	166	--
Proceeds from exercise of warrants	200	8
Net cash provided by financing activities	366	8
Effect of exchange rate changes on cash	37	(32)

Net decrease in cash	(3,743)	(1,665)
Cash at beginning of period	9,097	12,940
Cash at end of period	$5,354	$11,275
Supplemental disclosure of cash flow information:
Interest paid	$--	$--
Income taxes paid	$30	$42

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.     Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended  June 30, 2013 are not necessarily indicative of expected results for the full 2013 fiscal year.

The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our annual report on From 10-K for the fiscal year ended December 31, 2012.

Operations

Neonode Inc. (“we”, “us”, “our”, the “Company”), develops and licenses MultiSensing® user interfaces and optical multi-touch and proximity sensing solutions to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed the Neonode technology into devices that they produce and sell. The cornerstone of our offer is our patented touch technology zForce®.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheet at December 31, 2012 and the condensed consolidated statements of operations, other comprehensive loss, and cash flows for the three and six months ended June 30, 2012 include our accounts and the accounts of our wholly owned Swedish subsidiary Neonode Technologies AB (“NTAB”).  All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet at June 30, 2013 and the condensed consolidated statements of operations, other comprehensive loss, and cash flows for the three and six months ended June 30, 2013  include our accounts and those of our wholly owned subsidiaries, NTAB, Neonode Americas Inc. (“NAI”), Neonode Japan Inc. (“NJK”), NEON Technologies Inc. (“NTI”) and Neonode UI AB (“NUIAB”).  All significant intercompany accounts and transactions have been eliminated.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts.  The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. As of June 30, 2013, the Company has approximately $5.0 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at June 30, 2013 and December 31, 2012.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At June 30, 2013, we believe there is no impairment of our long-lived assets.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona and Japanese Yen. The translation from Swedish Krona and Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Foreign currency translation gains were $41,000 and $54,000 during the three and six months ended June 30, 2013, respectively, compared to translation losses of $(72,000) and $(28,000) during the same periods in 2012, respectively. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $87,000 and $124,000 during the three and six months ended June 30, 2013, respectively, compared to $73,000 and $11,000 during the same periods in 2012, respectively.

Concentration of Credit and Business Risks

Our accounts receivable as of June 30, 2013 was due from twelve customers, three of which accounted for 54% of our accounts receivable as of June 30, 2013.

Our accounts receivable as of December 31, 2012 was due from fifteen customers, none of which accounted for more than 10% of our accounts receivable as of December 31, 2012.

Our net revenues for the three months ended June 30, 2013 were earned from seventeen customers. Our customers are located in the North America, Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2013 are as follows:

●	Kobo Inc. - 18%
●	Netronix Inc. -16%
●	Sony Corporation – 13%
●	BYD Precision Manufacture Company Limited – 11%

Our net revenues for the six months ended June 30, 2013 were earned from twenty customers. Our customers are located in the North America, Europe and Asia. Customers which accounted for 10% or more of our net revenues during the six months ended June 30, 2013 are as follows:

●	Kobo Inc. - 27%
●	Netronix Inc. -18%
●	Sony Corporation – 15%

Our net revenues for the three months ended June 30, 2012 were earned from twelve customers. Our customers are located in the North America, Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2012 are as follows:

●	Amazon - 53%
●	Kobo Inc. - 11%
●	Sony Corporation - 11%

Our net revenues for the six months ended June 30, 2012 were earned from sixteen customers. Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2012 are as follows:

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2013.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2013 and 2012 amounted to approximately $5,000 and $85,000 and $129,000 and $282,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2013 and December 31, 2012. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of June 30, 2013 and December 31, 2012, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for three and six months ended June 30, 2013 and 2012 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Income (Loss)

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholder’ equity in the condensed consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.56 and 6.95 Swedish Krona to one U.S. Dollar for the three months ended June 30, 2013 and 2012, respectively. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.50 and 6.85 Swedish Krona to one U.S. Dollar for the six months ended June 30, 2013 and 2012, respectively. The exchange rate for the consolidated balance sheets was 6.70 and 6.52  Swedish Krona to one U.S. Dollar as of June 30, 2013 and December 31, 2012, respectively.  The weighted-average exchange rate for the consolidated statement of operations and comprehensive loss was 98.75 and 95.49 Japanese Yen to one U.S. Dollar for the three and six months ended June 30, 2013. The exchange rate for the consolidated balance sheet was 99.1 Japanese Yen to one U.S. Dollar as of June 30, 2013.

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

Common Stock

During the six months ended June 30, 2013, warrant holders (excluding our CFO) exercised warrants to purchase 578,066 shares of common stock using the cashless exercise provision allowed in the warrant and received 412,254 shares of our common stock. In addition, warrant holders exercised warrants to purchase 148,145 shares of common stock and paid a cash exercise price ranging between $1.00 and $3.13 per share for a total cash exercise price of $200,000.

On February 26, 2013, David Brunton, our CFO, exercised warrants to purchase 320,000 shares of common stock using the cashless exercise provision allowed in the warrant and received 266,228 shares of our common stock.

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

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of June 30, 2013.

	Shares of Preferred Stock Not Exchanged as of June 30, 2013	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2013

Series B preferred stock	83	132.07	10,962

4.     Deferred Revenue

As of June 30, 2013 and December 31, 2012, we have $2.0 million and $2.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three customers and a total of $0.8 million and $0.6 million, respectively, of deferred engineering development fees from seventeen and thirteen customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

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

Stock Options

As of June 30, 2013, we had two equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
●	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of June 30, 2013:

●	The 2001 Non-Employee Director Stock Option Plan (the Director Plan) which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,715,200	$5.04
Granted	15,000	5.97
Cancelled or expired	(18,256)	6.04
Exercised	(38,456)	4.33
Outstanding at June 30, 2013	1,673,488	$5.05

On May 6, 2013, the Company’s shareholders approved an increase of the number of common stock authorized for issuance as incentive stock options under the 2006 Plan by 2 million shares.

The aggregate intrinsic value of the 1,673,488 stock options that are outstanding, vested and expected to vest at June 30, 2013 is $2.6 million.

On March 19, 2013, the Company received an aggregate of $166,000 from two employees in connection with the exercise of stock options into 38,456 shares of common stock. The intrinsic value related to the options exercised was $58,000 on the date of exercise.

We granted an option to purchase 15,000 shares of our common stock to an employee during the six months ended June 30, 2013 with a grant date fair value of $80,000 computed using the Black-Scholes option pricing model.

For the three and six months ended June 30, 2013, the Company recorded $577,000 and $1.2 million, respectively, of compensation expense related to the vesting of stock options. For the three and six months ended June 30, 2012, the Company recorded $2.3 million, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

See below for assumptions used in the valuation of stock options:

For the Six
Months Ended June 30, 2013

Annual dividend yield	--
Expected life (years)	4.3
Risk-free interest rate	0.65%
Expected volatility	154%

For the Six
Months Ended June 30, 2012

Annual dividend yield	--
Expected life (years)	3.8
Risk-free interest rate	0.55% - 0.57%
Expected volatility	186% - 187%

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

Warrants

During the six months ended June 30, 2013, certain warrant holders exercised their warrants under the cash and net cash provisions, as defined in the agreements. See Note 3 for details of such exercises and number of common stock shares issued.

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.63 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which has been amortized to expense over 24 months. During the three and six months ended June 30, 2012, we recorded $25,000 and $50,000, respectively, of stock based compensation expense related to vesting of such warrants.

On September 12, 2011, we issued 20,000 three-year stock purchase warrants to an employee at an exercise price of $3.90 per share with a vesting period over 24 months. The warrant granted to an employee had a fair value on the date of grant of $75,000. This amount is expensed over the vesting period of which $10,000 and $19,000 and $9,000 and $18,000 of expense related to this warrant is included in product research and development expense for the three and six months ended June 30, 2013 and 2012, respectively. The fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

On April 4, 2013, we extended a 40,000 stock purchase warrant with an exercise price of $1.00 per share that expired on January 28, 2013 that was issued to an investor in a previous convertible debt financing. The fair value of the warrant was $166,000 on the date of grant, using the Black-Scholes option pricing model, which has been expensed during the three months ended June 30, 2013. The warrant holder exercised the warrant on April 4, 2013 and the Company received cash proceeds of  $40,000 (see Note 3).

The stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 reflects the fair value of the vested portion of options and warrants granted to directors, employees and non-employees. Stock-based compensation expense in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Product research and development	$58	$178	$118	$187
Sales and marketing	$194	918	385	943
General and administrative	$501	1,221	836	1,221
Stock compensation expense	$753	$2,317	$1,339	$2,351

Remaining unamortized expense at June 30, 2013
Stock-based compensation	$2,401

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 2.7 years.

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

A summary of all warrant activity is set forth below:

	June 30, 2013
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2013	4,704,636	$1.61	1.41
Issued	--	--	--
Expired/forfeited	--	--	--
Exercised	(1,046,211)	1.35	--
Outstanding and exercisable, June 30, 2013	3,658,425	$1.69	0.92

During the six months ended June 30, 2013, warrant holders (excluding our CFO) exercised warrants to purchase 578,066 shares of common stock using the cashless exercise provision allowed in the warrant and received 412,254 shares of our common stock. In addition, warrant holders exercised warrants to purchase 148,145 shares of common stock and paid a cash exercise price ranging between $1.00 and $3.13 per share for a total cash exercise price of $200,000.

On February 26, 2013, David Brunton, our CFO, exercised warrants to purchase 320,000 shares of common stock using the cashless exercise provision allowed in the warrant and received 266,228 shares of our common stock.

Below is a summary of Outstanding Warrants to Purchase Common Stock as of June 30, 2013:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
September 2010 Repricing Warrant	9/28/2010	$1.38	4,000	9/28/2013
October 2010 Repricing Warrants	10/18/2010	$1.38	1,845,461	10/18/2013
October 2010 Employee Warrants	10/15/2010	$1.38	800,000	10/15/2013
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	20,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	538,864	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			3,658,425

6.     Commitments and Contingencies

       Non-Recurring Engineering Development Costs

                Neonode and Texas Instruments Inc. (“TI”) entered into an Analog Device Development Agreement (“2010 TI Agreement”) on January 24, 2010 where TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The TI ASIC is designated as NN1001 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the 2010 TI Agreement, Neonode is obligated to contribute $500,000 of non-recurring engineering development costs (“NRE”) to TI based on shipments of the NN1001. Neonode will contribute to TI the NRE as follows:

For each of the first one million units sold:  $0.08 per unit.
For the next eight million units sold: $0.05 per unit.

In the three and six months ended June 30, 2013, $52,000 and $270,000, respectively, of NRE expense related to this agreement is included in product research and development on the condensed consolidated statement of operations. No amounts were recorded in the three and six months ended June 30, 2012 as no shipments of NN1001 took place.

Neonode and TI entered into an additional Analog Device Development Agreement (“2013 TI Agreement”) on April 25, 2013 where TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The TI ASIC is designated as NN1002 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the 2013 TI Agreement, Neonode is obligated to contribute $500,000 of  NRE to TI based on shipments of the NN1002. The NN1002 is currently in development and has not been released to mass production.

When the NN1002 is released to mass production Neonode will contribute to TI the NRE fee of $0.25 per unit for each of the first two million units sold.

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

On April 15, 2012, Neonode Technologies AB entered into a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease was valid through April 15, 2013. On April 16, 2013 this lease was extended for one year until April 15, 2014 under the same terms and conditions. Rent remains at approximately $14,000 per month including property tax (excluding VAT).

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

For the six months ended June 30, 2013 and 2012, the Company recorded approximately $228,000 and $193,000, respectively, for rent expense.

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2013 is as follows (in thousands):

Year ending December 31,	Total
2013 (remaining six months)	$192
2014	261
2015	23
$476

7.     Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the three and six months ended June 30, 2013 and 2012 were to customers located in the North America, Europe and Asia.

The following tables present net revenues by geographic region for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30, 2013		Three months ended June 30, 2012
	Amount	Percentage	Amount	Percentage
Net revenues from customers in North America	$457	42%	$1,218	62%

Net revenues from customers in Asia	535	49%	756	38%

Net revenues from customers in Europe	92	9%	--	--

	$1,084	100%	$1,974	100%

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the North America	$748	46%	$2,000	64%

Net revenues from customers in Asia	774	47%	1,138	36%

Net revenues from customers in Europe	110	7%	--	--

	$1,632	100%	$3,138	100%

8.     Net Loss Per Share

Basic net loss per common share for the three and six months ended June 30, 2013 and 2012 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 332,000 and 103,000 outstanding stock options, 2.5 million and 3.4 million outstanding stock warrants under the treasury stock method and 11,000 and 52,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2013 and 2012, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended June 30,
	2013	2012
BASIC AND DILUTED

Weighted average number of common shares outstanding	34,135	32,969

Number of shares for computation of net loss per share	34,135	32,969

Net loss	$(3,120)	$(3,427)

Net loss per share - basic and diluted	$(0.09)	$(0.10)

(in thousands, except per share amounts)	Six months ended June 30,
	2013	2012

BASIC AND DILUTED
Weighted average number of common shares outstanding	33,825	32,889

Number of shares for computation of net loss per share	33,825	32,889

Net loss	$(6,690)	$(5,015)

Net loss per share - basic and diluted	$(0.20)	$(0.15)

9.     Subsequent Events

Subsequent to June 30, 2013, warrant holders exercised warrants to purchase 471,729 shares of common stock using the cashless exercise provision allowed in the warrant and received 377,163 shares of our common stock. In addition, warrant holders exercised warrants to purchase 5,572 shares of common stock at an exercise price of $3.13 per share for cash proceeds to the Company of $17,420.

On July 15, 2013, an employee exercised stock options with an exercise price of $4.25 per share and was issued 5,555 shares of our common stock for cash proceeds of $23,609. The intrinsic value of the option exercised was approximately $22,000.

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

Overview

Neonode develops and licenses MultiSensing® user interfaces and optical multi-touch and proximity sensing solutions. Based on zForce®, our patented touch technology, Neonode has developed a variety of features that sense an object’s size, its pressure on a surface, its depth, its velocity and its proximity to any type of surface. Neonode licenses MultiSensing touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed our technology into devices that they produce and sell. Our technology licensing model allows us to focus on the development of solutions for multi-touch enabled screens, and thus we do not manufacture products or components. We license the right to use zForce and Neonode MultiSensing software which, together with standard components from partners, create an optical touch solution.

During the three and six months ended June 30, 2013, we had six and nine customers, respectively, using our touchscreen technology in products that were shipping to customers. We had an additional seventeen customers with signed license agreements currently in the product development stage. In most circumstances, our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from our technology license agreements.

As of June 30, 2013, we have signed twenty-nine technology license agreements with global OEMs. Subsequent to June 30, 2013, we signed one new license agreement with a global OEM located in South Korea to develop a multi-sensing touch solution for a series of consumer products. Seven of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2013 and 2014.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as laptop computers, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, wearable electronics and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

Neonode management has made several strategic decisions to establish their presence in international markets that provide access to tier one customers and demonstrate Neonode’s long term commitment to these markets. NJK was created in January 2013 to reach out to customers with global reach in electronics, automotive and home appliance markets.  NUIAB was created to address particular opportunities that exist in this significant user interface arena as some aspects of our technology lends itself to ease of interacting with electronic devices. NTI and NAI were established to create a more focused organization with specific marketing, research and development goals. Furthermore, by creating separate entities, their performances can be directed and observed more clearly.

Results of Operations

Net Revenues

Net revenues for the three and six months ended June 30, 2013 were $1.1 million and $1.6 million, respectively, compared to net revenues for the three and six months ended June 30, 2012 of $2.0 million and $3.1 million, respectively. Our net revenues for the three and six months ended June 30, 2013 included $0.6 million and $1.2 million from license fees plus $0.45 million and $0.46 million, respectively, of fees for engineering design services related to our touch screen solution for customers. Our net revenues for the three and six months ended June 30, 2012 included $1.6 million and $2.5 million, respectively, from license fees plus $0.4 million and $0.6 million, respectively, of fees for engineering design services related to our touch screen solution for numerous customers.

The decrease in overall net revenues in the three and six months ended June 30, 2013 compared to the same periods in 2012 is primarily due to a decrease in license fees primarily from Amazon. Amazon contributed approximately fifty-three percent of our total net revenues during the six months ended June 30, 2012 compared to less than 1% in the six months ended June 30, 2013. The decrease in net revenues earned from Amazon was partially offset by an increase in net revenues earned from Kobo Inc. and Netronix.

Gross Margin

Gross margin was $0.4 million and $1.0 million for the three and six months ended June 30, 2013, respectively, compared to $1.5 million and $2.4 million for the same periods in 2012, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has decreased due to the decrease in our total revenues particularly our license fee revenue. The gross margin related to our license fees is 100% and when license fees as a percentage of our total revenues decrease our gross margin will decrease.

Product Research and Development

Product research and development (R&D) expenses for the three and six months ended June 30, 2013 were $1.4 million and $3.1 million, respectively, compared to $1.5 million and $2.2 million for the same periods in 2012.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements along with costs related to developing and building new product prototypes. Included in R&D expenses is $58,000 and $118,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2013, respectively, compared to $178,000 and $187,000  for the same periods in 2012. Other costs related to customer specific activities are included in our cost of revenue.

Sales and Marketing

  Sales and marketing (S&M) expenses for the three and six months ended June 30, 2013 were $0.9 million and $1.7 million, respectively, compared to $1.7 million and $2.5 million for the same periods in 2012, respectively. This decrease in 2013 as compared to 2012 is primarily related to a decrease in marketing activities, travel related and stock based compensation related costs. Marketing related expense decreased to $5,000 and $129,000 for the three and six months ended June 30, 2013, respectively, compared to $85,000 and $282,000 for the same periods in 2012. Included in S&M expenses is $194,000 and $385,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2013, respectively, compared to $918,000 and $943,000 for the same periods in 2012.

Our sales activities focus primarily on OEM customers who will integrate our touchscreen technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (G&A) expenses for the three and six months ended June 30, 2013 were $1.2 million and $2.8 million, respectively, compared to $1.7 million and $2.7 million for the same periods in 2012, respectively. This overall increase in 2013 as compared to 2012 is primarily related to salary expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts. Included in G&A expenses is $501,000 and $836,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2013, respectively, compared to $1.2 million for the same periods in 2012.

Income Taxes

Our effective tax rate was 0% in the three and six months ended June 30, 2013 and 2012, respectively.  We recorded valuation allowances for the three and six month periods ended June 30, 2013 and 2012 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.1 million and $6.7 million for the three and six months ended June 30, 2013, respectively, compared to a net loss of $3.4 million and $5.0 million, respectively, in the comparable periods in 2012.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

Neonode and Texas Instruments Inc. (“TI”) entered into an Analog Device Development Agreement (“2010 TI Agreement”) on January 24, 2010 where TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The TI ASIC is designated as NN1001 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the 2010 TI Agreement, Neonode is obligated to contribute $500,000 of non-recurring engineering development costs (“NRE”) to TI based on shipments of the NN1001. Neonode will contribute to TI the NRE as follows:

For each of the first one million units sold:  $0.08 per unit.
For the next eight million units sold: $0.05 per unit.

In the three and six months ended June 30, 2013, $52,000 and $270,000, respectively, of NRE expense related to this agreement is included in product research and development on the condensed consolidated statement of operations. No amounts were recorded in the three and six months ended June 30, 2012 as no shipments of NN1001 took place.

Neonode and TI entered into an additional Analog Device Development Agreement (“2013 TI Agreement”) on April 25, 2013 where TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The TI ASIC is designated as NN1002 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the 2013 TI Agreement, Neonode is obligated to contribute $500,000 of  NRE to TI based on shipments of the NN1002. The NN1002 is currently in development and has not been released to mass production.

When the NN1002 is released to mass production Neonode will contribute to TI the NRE fee of $0.25 per unit for each of the first two million units sold.

Operating Leases

We lease office space in one U.S. location. Outside the U.S., we lease office space in Stockholm, Sweden and Tokyo, Japan. The future minimum lease payments under all of our non-cancelable operating leases with an initial term in excess of one year as of June 30, 2013 were $476,000.  There have been no material changes in those obligations during the first three months of fiscal 2013.

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

At June 30, 2013, we had cash of $5.4 million, as compared to $9.1 million at December 31, 2012.

Working capital (current assets less current liabilities) was $2.8 million at June 30, 2013, compared to working capital of $7.7 million at December 31, 2012.

Net cash used in operating activities for the six months ended June 30, 2013 was $4.1 million and was primarily the result of (i) a net loss of approximately $6.7 million and (ii) approximately $1.2 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable. Cash used to fund net losses is reduced by approximately $1.4 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.4 million at June 30, 2013 compared with December 31, 2012, primarily as a result of a decrease in net revenues from approximately $2.3 million in the fourth quarter of 2012 compared to approximately $1.6 million in the first six months of 2013. During the six months ended June 30, 2013, we were successful in collecting cash from net revenues to our customers in accordance with our standard payment terms.

Deferred revenue increased approximately $0.1 million during the six months ended June 30, 2013 compared with December 31, 2012, primarily as a result of additional license technology agreements and engineering projects entered into during the six months ended June 30, 2013.

In the six months ended June 30, 2013, we purchased $34,000 of property and equipment, primarily computers and test equipment.

Net cash provided by financing activities was the result of net proceeds of $366,000 received in connection with the exercise of stock options and warrants for shares of our common stock during the six months ended June 30, 2013.

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

We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At June 30, 2013, there were 1,000,000 shares that remained registered and available for issuance under our shelf registration.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with changes in currency exchange rates.  All of our revenue and approximately 55% of our consolidated costs are denominated in U.S. dollars We do not believe changes in foreign currency exchange rates will be material to our financial position or results of operation. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

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

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 2013.

Neonode Inc. Registrant

Date: August 8, 2013	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance and Secretary (Principal Financial and Accounting Officer)