Form 10-Q
period 2013-09-30
Neonode, Inc
filed 2013-11-07
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒           Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of November 1, 2013, was 37,928,799.

NEONODE INC.

INDEX TO SEPTEMBER 30, 2013 FORM 10-Q

PART I	Financial Information

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	6

	Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	22

PART II	Other Information

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 6	Exhibits	23

SIGNATURES		24

EXHIBITS

PART I.     Financial Information

Item 1.       Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$10,568	$9,097
Accounts receivable	1,085	2,123
Stock subscription receivable	286	--
Prepaid expenses and other current assets	1,010	550
Total current assets	12,949	11,770
Deposit	69	68
Property and equipment, net	365	330
Total assets	$13,383	$12,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$426	$539
Accrued expenses	896	804
Deferred revenue	3,479	2,725
Total current liabilities	4,801	4,068
Total liabilities	4,801	4,068
Commitments and contingencies (Note 6)

Stockholders' equity:
Series A Preferred stock, 444,541 shares authorized with par value $0.001 per share; 0 and 83 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 and 95 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 37,869,799 and 33,331,182 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	38	33
Additional paid-in capital	157,179	146,677
Accumulated other comprehensive income	13	5
Accumulated deficit	(148,648)	(138,615)
Total stockholders' equity	8,582	8,100
Total liabilities and stockholders' equity	$13,383	$12,168

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net revenues	$1,076	$1,679	$2,708	$4,817
Cost of revenues	765	337	1,443	1,080
Gross margin	311	1,342	1,265	3,737

Operating expenses:
Product research and development	2,211	1,451	5,286	3,616
Sales and marketing	406	920	2,104	3,437
General and administrative	972	1,086	3,813	3,772
Total operating expenses	3,589	3,457	11,203	10,825
Loss before provision for income taxes	(3,278)	(2,115)	(9,938)	(7,088)
Provision for income taxes	65	29	95	71
Net loss	$(3,343)	$(2,144)	$(10,033)	$(7,159)
Loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.06)	$(0.29)	$(0.22)

Basic and diluted – weighted average number of common shares outstanding	35,437	33,021	34,366	32,934

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(3,343)	$(2,144)	$(10,033)	$(7,159)
Other comprehensive income (loss):
Foreign currency translation adjustments	(46)	67	8	39
Total comprehensive loss	$(3,389)	$(2,077)	$(10,025)	$(7,120)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,033)	$(7,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,101	2,957
Depreciation and amortization	104	68
Loss on disposal of property and equipment	1	--
Changes in operating assets and liabilities:
Accounts receivable	1,040	1,841
Prepaid expenses and other current assets	(458)	(135)
Accounts payable and accrued expenses	(32)	138
Deferred revenue	748	688
Net cash used in operating activities	(6,529)	(1,602)
Cash flows from investing activities:
Purchase of property and equipment	(136)	(290)
Net cash used in investing activities	(136)	(290)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	6,899	--
Proceeds from exercise of stock options	524	--
Proceeds from exercise of warrants	699	155
Net cash provided by financing activities	8,122	155
Effect of exchange rate changes on cash	14	43

Net increase (decrease) in cash	1,471	(1,694)
Cash at beginning of period	9,097	12,940
Cash at end of period	$10,568	$11,246
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$--	$--
Income taxes paid	$95	$71

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$3	$--
Stock subscription receivable	$286	$--

See accompanying notes to condensed consolidated financial statements

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of expected results for the full 2013 fiscal year.

The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared by us, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

2. Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is the calendar year.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Neonode Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The condensed consolidated statements of operations, and comprehensive loss for the three and nine months ended September 30, 2012 and consolidated statement of cash flows for the nine months ended September 30, 2012 include our accounts and those of our wholly owned subsidiary, Neonode Technologies AB (Sweden) (“NTAB”). All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated balance sheet at September 30, 2013 and the condensed consolidated statements of operations, and comprehensive loss for the three and nine months ended September 30, 2013 and consolidated statements of cash flows for the nine months ended September 30, 2013 include our accounts and those of our wholly owned subsidiaries, NTAB, Neonode Americas Inc. (U.S.) (“NAI”), Neonode KK (Japan) (“NJK”), NEON Technology Inc. (U.S.) (“NTI”) and Neonode UI AB (Sweden) (“NUIAB”).  All significant intercompany accounts and transactions have been eliminated.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts.  The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. As of September 30, 2013, the Company has approximately $9.3 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at September 30, 2013 or December 31, 2012.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  At September 30, 2013, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient commercial demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen. The translation from Swedish Krona or Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Foreign currency translation gain (loss) were $(46,000) and $67,000 for the three months ended September 30, 2013 and 2012, respectively, and were $8,000 and $39,000 for the nine months ended September 30, 2013 and 2012, respectively. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains (losses) were $(33,000) and $71,000 during the three months ended September 30, 2013 and 2012, respectively, and $157,000 and $82,000 during the nine months ended September 30, 2013 and 2012, respectively.

Concentration of Credit and Business Risks

Our accounts receivable as of September 30, 2013 was due from sixteen customers, one of which accounted for 31% of our accounts receivable as of September 30, 2013.

Our accounts receivable as of December 31, 2012 was due from fifteen customers, none of which accounted for more than 10% of our accounts receivable as of December 31, 2012.

Our net revenues for the three months ended September 30, 2013 were earned from fifteen customers. Our customers are located in North America, Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2013 are as follows:

●	Leap Frog Enterprises Inc. - 36%

●	Sony Corporation – 16%

●	Pro Point – 12%

Our net revenues for the nine months ended September 30, 2013 were earned from twenty-five customers. Our customers are located in North America, Europe and Asia. Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2013 are as follows:

●	Kobo Inc. - 19%

●	Leap Frog Enterprises Inc. - 16%

●	Sony Corporation – 15%

●	Netronix Inc. – 14%

Our net revenues for the three months ended September 30, 2012 was earned from nine customers. Our customers are located in North America, Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2012 are as follows:

●	Amazon - 31%

●	Kobo Inc. - 27%

●	Sony Corporation. -18%

●	Barnes & Noble – 13%

Our net revenues for the nine months ended September 30, 2012 was earned from eighteen customers. Our customers are located in North America, Europe and Asia. Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2012 are as follows:

●	Amazon - 46%

●	Kobo Inc. -16%

●	Sony Corporation – 14%

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2013.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2013 and 2012 amounted to approximately $31,000 and $20,000, and $160,000 and $302,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2013 and December 31, 2012. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of September 30, 2013 and December 31, 2012, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for three and nine months ended September 30, 2013 and 2012 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

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

The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.55 and 6.67 Swedish Krona to one U.S. Dollar for the three months ended September 30, 2013 and 2012, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 6.51 and 6.79 Swedish Krona to one U.S. Dollar for the nine months ended September 30, 2013 and 2012, respectively. The exchange rate for the condensed consolidated balance sheets was 6.43 and 6.52 Swedish Krona to one U.S. Dollar as of September 30, 2013 and December 31, 2012, respectively. The weighted-average exchange rate for the consolidated statement of operations and comprehensive loss was 98.88 and 96.63 Japanese Yen to one U.S. Dollar for the three and nine months ended September 30, 2013, respectively. The exchange rate for the consolidated balance sheet was 98.22 Japanese Yen to one U.S. Dollar as of September 30, 2013.

Recent Accounting Announcements

Proposed Amendments to Current Accounting Standards. The FASB is currently working on current amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. In November 2011, the FASB re-Exposed this draft and it expects a final standard to be issued in the first quarter of calendar 2014. As the standard-setting is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s condensed consolidated financial statements at this time.

 In August 2010, the FASB issued and exposure draft, Leases, which would result in significant changes to the accounting requirements for both leases and lessors in APC Topic 840, Leases. In May 2013, the FASB re-exposed this draft and the comment period was closed in September 2013. As the standard-setting is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company’s condensed consolidated financial statements at this time.

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

Common Stock

During the nine months ended September 30, 2013, warrant holders (excluding our CEO, CFO and member of our Board of Directors) exercised warrants to purchase 1,815,369 shares of common stock using the cashless exercise provision allowed in the warrant and received 1,384,719 shares of our common stock. In addition, warrant holders exercised warrants to purchase 424,536 shares of common stock and paid a cash exercise price ranging between $1.00 and $3.13 per share for total cash proceeds of $698,538.

On February 26, 2013, David Brunton, our CFO, exercised warrants to purchase 320,000 shares of common stock using the cashless exercise provision allowed in the warrant and received 266,228 shares of our common stock.

On August 12, 2013, Thomas Eriksson, our CEO, exercised warrants to purchase 400,000 shares of common stock using the cashless exercise provision allowed in the warrant and received 326,608 shares of our common stock.

On August 12, 2013, Per Bystedt, the Chairman of our Board of Directors (“Board”), exercised warrants to purchase 387,773 shares of common stock using the cashless exercise provision allowed in the warrant and received 316,624 shares of our common stock.

On August 12, 2013, Phenning Holdings Ltd, a company controlled by Per Bystedt, the Chairman of our Board, exercised warrants to purchase 227,661 shares of common stock using the cashless exercise provision allowed in the warrant and received 185,890 shares of our common stock.

On August 12, 2013, Davisa Ltd, a company controlled by Mats Dahlin, a member of our Board, exercised warrants to purchase 215,724 shares of common stock using the cashless exercise provision allowed in the warrant and received 176,143 shares of our common stock.

On August 12, 2013, John Reardon, a member of our Board, exercised warrants to purchase 80,000 shares of common stock using the cashless exercise provision allowed in the warrant and received 65,322 shares of our common stock.

On September 16, 2013, we issued 1,168,939 shares of our common stock to investors in connection with an equity financing transaction in which we raised approximately $7.7 million and received approximately $6.9 million in cash, net of direct offering costs including legal, audit and other regulatory costs of approximately $0.8 million.

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the Preferred stock not yet converted as of September 30, 2013.

	Shares of Preferred Stock Not Exchanged as of September 30, 2013	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2013
Series B Preferred stock	83	132.07	10,962

4. Deferred Revenue

As of September 30, 2013 and December 31, 2012, we have $2.5 million and $2.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three customers and a total of $1.0 million and $0.6 million, respectively, of deferred engineering development fees from seventeen and thirteen customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

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

Stock Options

As of September 30, 2013, we had two equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the 1998 Plan), which expired in June 2008 ;
●	The 2006 Equity Incentive Plan (the 2006 Plan).

We also had one non-employee director stock option plan as of September 30, 2013:

●	The 2001 Non-Employee Director Stock Option Plan (the Director Plan), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,715,200	$5.04
Granted	130,000	6.12
Cancelled or expired	(18,256)	5.57
Exercised	(182,361)	4.44
Outstanding at September 30, 2013	1,644,583	$5.18

On May 6, 2013, the Company’s shareholders approved an increase of the number of common stock authorized for issuance as incentive stock options under the 2006 Plan by 2 million shares.

The aggregate intrinsic value of the 1,644,583 stock options that are outstanding, vested and expected to vest at September 30, 2013 is $3.2 million.

During the nine months ended September 30, 2013, the Company received an aggregate of $524,000 from four employees in connection with the exercise of stock options into 120,011 shares of common stock. During the nine months ended September 30, 2013, four option holders provided the Company with notice to exercise 62,350 stock options. The Company recorded a stock subscription receivable of $286,000 as of September 30, 2013 related to the net proceeds in consideration for the exercise of the 62,350 stock options. The proceeds were received in October 2013. The intrinsic value of the options exercised was $409,000 on the date of exercise.

We granted options to purchase 130,000 shares of our common stock to three employees during the nine months ended September 30, 2013 with an aggregrate grant date fair value of $682,500 computed using the Black-Scholes option pricing model. The options have a 7-year life and 1/3 of the options are vested on the one year anniversary date of grant with the remaining to vest monthly over the remaining 24-months.

During the three and nine months ended September 30, 2012, we granted  45,000 and 1,145,000 options to purchase shares of our common stock to employees and  0 and 360,000 options to purchase shares of our common stock to members of our Board. The options have a 7-year life and 1/3 of the options are vested on the date of grant with the remaining to vest monthly over the remaining 24-months.

For the three and nine months ended September 30, 2013, the Company recorded $0.7 million and $1.9 million, respectively, of compensation expense related to the vesting of stock options. For the three and nine months ended September 30, 2012, the Company recorded $0.6 million and $2.9 million, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

See below for assumptions used in the valuation of stock options:

For the Nine
Months Ended September 30, 2013

Annual dividend yield	--
Expected life (years)	4.3
Risk-free interest rate	0.65% - 1.33%
Expected volatility	135% - 154%

For the Nine
Months Ended September 30, 2012

Annual dividend yield	--
Expected life (years)	3.85
Risk-free interest rate	0.43% - 0.58%
Expected volatility	177% - 186%

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

 Warrants

During the nine months ended September 30, 2013, certain warrant holders exercised their warrants under the cash and cashless exercise provisions, as defined in the agreements. See Note 3 for details of such exercises and number of common stock shares issued.

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.63 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which has been amortized to expense over 24 months. During the nine months ended September 30, 2012, we recorded $25,000 of stock based compensation expense related to vesting of such warrants.

On September 12, 2011, we issued 20,000 three-year stock purchase warrants to an employee at an exercise price of $3.90 per share with a vesting period over 24 months. The warrant granted to an employee had a fair value on the date of grant of $75,000. This amount is expensed over the vesting period of which $6,000 and $25,000 and $9,000 and $28,000 of expense related to this warrant is included in product research and development expense for the three and nine months ended September 30, 2013 and 2012, respectively. The fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

On April 4, 2013, we extended a 40,000 stock purchase warrant with an exercise price of $1.00 per share that expired on January 28, 2013 that was issued to an investor in a previous convertible debt financing. The fair value of the warrant was $166,000 on the date of grant, using the Black-Scholes option pricing model, which has been expensed during the nine months ended September 30, 2013. The warrant holder exercised the warrant on April 4, 2013 and the Company received cash proceeds of $40,000 (see Note 3).

The stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 reflects the fair value of the vested portion of options and warrants granted to directors, employees and non-employees. Stock-based compensation expense in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Product research and development	$69	$73	$187	$260
Sales and marketing	$364	250	749	1,200
General and administrative	$329	284	1,165	1,497
Stock compensation expense	$762	$607	$2,101	$2,957

Remaining unamortized expense at September 30, 2013
Stock-based compensation	$2,242

The remaining unamortized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.6 years.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes option pricing model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

A summary of all warrant activity is set forth below:

	September 30, 2013
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2013	4,704,636	$1.61	1.41
Issued	--	--	--
Expired/forfeited	--	--	--
Exercised	(3,871,063)	1.45	--
Outstanding and exercisable, September 30, 2013	833,573	$2.40	2.31

Below is a summary of Outstanding Warrants to Purchase Common Stock as of September 30, 2013:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	7,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	376,473	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			833,573

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

In the three and nine months ended September 30, 2013, $74,000 and $344,000, respectively, of NRE expense related to this agreement is included in product research and development in the condensed consolidated statement of operations. Through September 30, 2013, the Company has made total payments of $344,000 under the 2010 TI Agreement. No amounts were recorded in the three and nine months ended September 30, 2012 as no shipments of NN1001 took place.

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

When the NN1002 is released in the future to mass production, Neonode will contribute to TI the NRE fee of $0.25 per unit for each of the first two million units sold.

Operating Leases

NTAB has a lease with Vasakronan Fastigheter AB for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014, with a nine month notice period. On September 12, 2013, the Company entered into a sublease agreement with Goo Technologies AB (“Goo”) for this office space. Goo will pay monthly sublease payment of approximately $9,700 to the Company until December 31, 2014.

On April 15, 2012, NTAB entered into a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease was valid through April 15, 2013. On April 16, 2013, this lease was extended for one year until April 15, 2014 under the same terms and conditions. Rent remained at approximately $14,000 per month including property tax (excluding VAT). This lease was terminated on July 1, 2013.

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

On July 1, 2013, NTAB entered into a lease with No Picnic for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease is valid through June 30, 2014. The lease can be extended on a yearly basis with three months written notice.

For the nine months ended September 30, 2013 and 2012, the Company recorded approximately $399,000 and $235,000, respectively, for rent expense.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2013 is as follows (in thousands):

Year ending December 31,	Total
2013 (remaining three months)	$140
2014	319
2015	53
$512

7.  Segment Information

The Company has one reportable segment, which is comprised of the touchscreen technology licensing business. All of our sales for the three and nine months ended September 30, 2013 and 2012 were to customers located in the North America, Europe and Asia.

The following table presents net revenues by geographic region for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Amount	Percentage	Amount	Percentage
Net revenues from customers in North America	$459	43%	$877	52%

Net revenues from customers in Asia	420	39%	802	48%

Net revenues from customers in Europe	197	18%	--	--

	$1,076	100%	$1,679	100%

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Amount	Percentage	Amount	Percentage
Net revenues from customers in North America	$1,208	45%	$2,809	58%

Net revenues from customers in Asia	1,193	44%	2,008	42%

Net revenues from customers in Europe	307	11%	--	--

	$2,708	100%	$4,817	100%

8. Net Loss Per Share

Basic net loss per common share for the three and nine months ended September 30, 2013 and 2012 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of 413,000 and 103,000 stock options outstanding under the treasury stock method, 0.5 million and 3.2 million outstanding stock warrants under the treasury stock method and 11,000 and 52,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2013 and 2012, respectively, due to their anti-dilutive effect.
	Three Months ended
(in thousands, except per share amounts)	September 30,
	2013	2012
BASIC AND DILUTED
Weighted average number of common shares outstanding	35,437	33,021
Number of shares for computation of net loss per share	35,437	33,021
Net loss	$(3,343)	$(2,144)

Net loss per share - basic and diluted	$(0.09)	$(0.06)

	Nine Months ended
(in thousands, except per share amounts)	September 30,
	2013	2012
BASIC AND DILUTED
Weighted average number of common shares outstanding	34,366	32,934
Number of shares for computation of net loss per share	34,366	32,934
Net loss	$(10,033)	$(7,159)

Net loss per share - basic and diluted	$(0.29)	$(0.22)

9. Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some forward-looking statements by the use of words such as "believes," "anticipates," "expects," "intends" and similar expressions.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the concentration and our dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience in conducting operations internationally, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date hereof.  Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis of the Company’s financial condition and results of the operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for the years then ended included in our Annual Report on Form 10-K.

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

During the three and nine months ended September 30, 2013, we had eight and twelve customers, respectively, using our touchscreen technology in products that were shipping to customers. We had an additional fifteen customers with signed license agreements currently in the product development stage. In most circumstances, our target customers will have to successfully integrate our technology into their products and then sell those products to their customers before we will receive any cash from our technology license agreements.

As of September 30, 2013, we have signed thirty-three technology license agreements with global OEMs. Twelve of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout the remainder of 2013 and 2014.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs who are in the process of qualifying our touchscreen technology for incorporation in various products such as laptop Microsoft Windows 8 and Google Chrome computers, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, wearable electronics and games and toys. The development and product release cycle for these products typically takes six to eighteen months.

Neonode management has made several strategic decisions to establish the Company’s presence in international markets to provide access to tier one customers and demonstrate Neonode’s long term commitment to these markets. Neonode KK (Japan) (“NJK”), was created in January 2013 to reach out to customers with global reach in electronics, automotive and home appliance markets.  Neonode UI AB (Sweden) (“NUIAB”) was created to address particular opportunities that exist in this significant user interface arena as some aspects of our technology lends itself to ease of interacting with electronic devices. NEON Technology Inc. (U.S.) and Neonode Americas Inc. (U.S.) (“NAI”) were established to create a more focused organization with specific marketing, research and development goals. Furthermore, by creating separate entities, their performances can be directed and observed more clearly.

On September 3, 2013, we announced that our Board of Directors has authorized the exploration of strategic alternatives with respect to our user-interface patent and licensing subsidiary.  This unit’s intellectual property portfolio principally relates to user-interface gestures utilized in a touchscreen.  The Board intends to consider a broad range of alternatives including, but not limited to, a merger, sale, or spin-off.  There can be no assurance that the Board’s evaluation process will result in any transaction, or that any transaction, if pursued, will be consummated.

                    Results of Operations

Net Revenues

Net revenues for the three and nine months ended September 30, 2013 was $1.1 million and $2.7 million, respectively, compared to net revenue for the three and nine months ended September 30, 2012 of $1.7 million and $4.8 million, respectively.  Our net revenues for the three and nine months ended September 30, 2013 included $0.9 million and $2.1 million, respectively, from license fees and $0.2 million and $0.6 million, respectively, in fees for engineering design services related to our touch screen solution for customers.  Our net revenues for the three and nine months ended September 30, 2012 included $1.6 million and $4.1 million, respectively, from license fees and $0.1 million and $0.7 million, respectively, in fees for engineering design services related to our touch screen solution for customers.

The decrease in overall net revenues in the three and nine months ended September 30, 2013 compared to the same periods in 2012 is primarily due to a decrease in license fees primarily from Amazon when they did not include our technology in the Kindle Paperwhite eReader. Amazon contributed approximately forty-six percent of our total net revenues during the nine months ended September 30, 2012 compared to less than 1% in the nine months ended September 30, 2013. The decrease in net revenues earned from Amazon was partially offset by an increase in net revenues earned from Kobo Inc., Leap Frog Enterprises Inc. and Netronix Inc.

Gross Margin

Gross margin was $0.3 million and $1.3 million for the three and nine months ended September 30, 2013, respectively, compared to $1.3 million and $3.7 million for the same periods in 2012. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin decreased due to the decrease in our total revenues particularly our license fee revenue. The gross margin related to our license fees is 100% and when license fees as a percentage of our total revenues decrease our gross margin will decrease.

Product Research and Development

Product research and development (“R&D”) expenses for the three and nine months ended September 30, 2013 were $2.2 million and $5.3 million, respectively, compared to $1.5 million and $3.6 million, for the same periods in 2012.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements. Factors that contributed to the increase in R&D costs include an increase in the amount of time our engineering department spends engaged in R&D activities. Included in R&D expenses is $69,000 and $187,000 of non-cash stock option and warrant expense for the three and nine months ended September 30, 2013, respectively, compared to $73,000 and $260,000, for the same periods in 2012. Other costs related to customer specific activities are included in our cost of revenue.

Sales and Marketing

Sales and marketing (“S&M”) expenses for the three and nine months ended September 30, 2013 were $0.4 million and $2.1 million, respectively, compared to $0.9 million and $3.4 million, respectively, for the same periods in 2012. This decrease in 2013 as compared to 2012 is primarily related to a decrease in salaries, marketing activities, travel and stock-based compensation related costs. Total marketing related expense decreased to $31,000 and $160,000 for the three and nine months ended September 30, 2013 respectively, compared to $20,000 and $302,000, respectively, for the same periods in 2012. Included in S&M expenses is $364,000 and $749,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2013, respectively, compared to $250,000 and $1.2 million for the same periods in 2012.

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2013 were $1.0 million and $3.8 million, respectively, compared to $1.1 million and $3.8 million, respectively, for the same periods in 2012. This slight decrease in 2013 as compared to 2012 is primarily related to a slight decrease in salary expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts. The decrease in G&A was also related a decrease in non-cash stock option and warrant expense for the three and nine months ended September 30, 2013.  Included in G&A expenses is $329,000 and $1.2 million of non-cash stock option and warrant expense for the three and nine months ended September 30, 2013 compared to $284,000 and $1.5 million, respectively, for the same periods in 2012.

Income Taxes

Our tax provision for the three and nine months ended September 30, 2013 and 2012 represents income taxes withheld by one of our foreign customers. We recorded valuation allowances for the three and nine months ended September 30, 2013 and 2012 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.3 million and $10.0 million for the three and nine months ended September 30, 2013, respectively, compared to a net loss of $2.1 million and $7.2 million in the comparable periods in 2012.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases noted in Note 6 of the accompanying condensed consolidated financial statements. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the condensed consolidated financial statements.

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

In the three and nine months ended September 30, 2013, $74,000 and $344,000, respectively, of NRE expense related to this agreement is included in product research and development in the condensed consolidated statement of operations. Through September 30, 2013, the Company has made total payments of $344,000 under the 2010 TI Agreement. No amounts were recorded in the three and nine months ended September 30, 2012 as no shipments of NN1001 took place.

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

When the NN1002 is released in the future to mass production, Neonode will contribute to TI the NRE fee of $0.25 per unit for each of the first two million units sold.

Operating Leases

NTAB has a lease with Vasakronan Fastigheter AB for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014, with a nine month notice period. On September 12, 2013, the Company entered into a sublease agreement with Goo Technologies AB (“Goo”) for this office space. Goo will pay monthly sublease payment of approximately $9,700 to the Company until December 31, 2014.

On April 15, 2012, NTAB entered into a lease with No Picnic for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease was valid through April 15, 2013. On April 16, 2013, this lease was extended for one year until April 15, 2014 under the same terms and conditions. Rent remained at approximately $14,000 per month including property tax (excluding VAT). This lease was terminated on July 1, 2013.

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

On July 1, 2013, NTAB entered into a lease with No Picnic for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease is valid through June 30, 2014. The lease can be extended on a yearly basis with three months written notice.

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

At September 30, 2013, we had cash of $10.6 million, as compared to $9.1 million at December 31, 2012.

Working capital (current assets less current liabilities) was $8.1 million at September 30, 2013, compared to working capital of $7.7 million at December 31, 2012.

Net cash used in operating activities for the nine months ended September 30, 2013 was $6.5 million and was primarily the result of (i) a net loss of approximately $10.0 million and (ii) approximately $1.3 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable. Cash used to fund net losses is reduced by approximately $2.2 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.0 million at September 30, 2013 compared with December 31, 2012, primarily as a result of an increase in net revenues from approximately $2.3 million in the fourth quarter of 2012 compared to approximately $2.7 million in the first nine months of 2013 combined with successful collection of cash from net revenues earned from our customers in accordance with our standard payment terms.

Deferred revenue increased approximately $0.7 million during the nine months ended September 30, 2013 compared with December 31, 2012, primarily as a result of additional license technology agreements and engineering projects entered into during the nine months ended September 30, 2013.

In the nine months ended September 30, 2013, we purchased $136,000 of property and equipment, primarily computers and test equipment.

     Net cash provided by financing activities was the result of net proceeds of $1.2 million received in connection with the exercise of stock options and warrants for shares of our common stock during the nine months ended September 30, 2013. In addition, on September 16, 2013, we issued 1,168,939 shares of our common stock to investors in connection with an equity financing transaction in which we raised approximately $7.7 million and received approximately $6.9 million in cash, net of direct selling costs including legal, audit and other regulatory costs of approximately $0.8 million.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with changes in currency exchange rates.  All of our revenue and approximately 51% of our consolidated costs are denominated in U.S. dollars. We do not believe changes in foreign currency exchange rates will be material to our financial position or results of operation. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

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

ITEM  1A.   Risk Factors

With the exception of the new risk factor below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Business

We are exploring strategic alternatives with respect to our user-interface patent and licensing subsidiary.  There is no assurance any transaction will be pursued or consummated.

On September 3, 2013, we announced that our Board of Directors has authorized the exploration of strategic alternatives with respect to our user-interface patent and licensing subsidiary.  This unit’s intellectual property portfolio principally relates to user-interface gestures utilized in a touchscreen.  The Board intends to consider a broad range of alternatives including, but not limited to, a merger, sale, or spin-off.  There can be no assurance that the Board’s evaluation process will result in any transaction, or that any transaction, if pursued, will be consummated.

ITEM 6.        Exhibits

Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009).
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011)
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011)
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012)
3.2	BylBylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Ac Act of 2002*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* Furnished herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2013.

Neonode Inc. Registrant

Date: November 7, 2013	By:	/s/ David W. Brunton
David W. Brunton
Chief Financial Officer,
Vice President, Finance and Secretary
(Principal Financial and Accounting Officer)