Form 10-K
period 2013-12-31
Neonode, Inc
filed 2014-03-06
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Address of Principal Executive Office and Zip Code)

(408) 496-6722
(Registrant’s Telephone Number, including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the NASDAQ Stock Market, was $162,748,619.

The number of shares of the registrant’s common stock outstanding as of February 26, 2014 was 37,943,852

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report.  The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

NEONODE INC.

2013 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our customer concentration and dependence on a limited number of customers, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainties regarding expansion or other corporate transactions, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report.  Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Neonode Inc. (collectively with its subsidiaries, is referred to in this Annual Report as “Neonode”, “we”, “us”, “our”, the “registrant”, or the “Company”) develops and licenses user interfaces and optical infrared touch technology.  Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. We license our multi-touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who incorporate it into devices that they produce and sell.  OEMs and ODMs use our touch technology in controller chips we developed in collaboration with Texas Instruments designed specifically for our touch technology.  Our technology licensing model allows us to focus on the development of solutions for touchscreens and touch-enabled surfaces.  We do not manufacture products or components.

As of December 31, 2013, we had thirty-three technology license agreements with global OEMs and ODMs. Twelve of our customers are currently shipping products and we anticipate other customers will initiate product shipments as they complete their final product development and release cycle throughout 2014 and 2015.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products such as laptop computers, all-in-one computers and stand-alone monitors running Microsoft Windows 8 and Google Chrome operating systems, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, wearable electronics, games and toys. The development and release cycle for these products typically takes six to thirty-six months.

Our Company

Neonode Inc., formerly known as SBE, Inc., was incorporated in the State of Delaware on September 4, 1997.  SBE’s name was changed to Neonode Inc. upon the completion of a merger on August 10, 2007 between SBE and the parent company of Neonode AB, a company founded in February 2004 and incorporated in Sweden. As a result of the merger, the business and operations of Neonode AB became the primary business and operations of the newly-combined Neonode Inc. The Company’s headquarters is located in Santa Clara, California, USA.

On December 29, 2008, we acquired as a subsidiary Neonode Technologies AB (“NTAB”) to develop and license touchscreen technology.  In 2013, we established additional subsidiaries:  Neonode KK (Japan) (“NJK”); Neno User Interface Solutions AB (Sweden) (“NUIAB”); NEON Technology Inc. (U.S.) (“NTI”); and Neonode Americas Inc. (U.S.) (“NAI”).

On September 3, 2013, we announced that the Board of Directors has authorized the exploration of strategic alternatives with respect to our user-interface patent and licensing business.  This intellectual property portfolio principally relates to touchscreen user-interface gestures.  The Board of Directors intends to consider a broad range of alternatives including, but not limited to, a merger, sale, or spin-off.  There can be no assurance that the Board of Directors’ evaluation process will result in any transaction, or that any transaction, if pursued, will be consummated.

Touch Technology

        There are various technologies for touchscreen and touch-enabled surfaces available in the market with differing profiles, power consumption, level of maturity, and cost.  The types of touch technologies generally include the following:

•	Capacitive touchscreens are coated with a material, typically indium tin oxide, which conducts a continuous electrical current which senses distortions to detect a touch.
•	Resistive touchscreens use conductive and resistive layers separated by thin space.
•	Optical infrared touch technology uses infrared beams that are broken by the finger or heat from the finger to detect a touch.
•	Surface acoustic wave touchscreens use ultrasonic waves that pass over the screen.
•	Strain gauge touchscreens use a spring mounted on the four corners and strain gauges are used to determine deflection when the screen is touched.
•	Optical imaging touchscreens use two or more image sensors or cameras placed around the edges (mostly the corners) of the screen and a light source to create a shadow of the finger.
•	In-cell touch technology embeds photo sensors or conductive sensors directly into a Liquid Crystal Display glass, which acts like a low-resolution camera to “see” the shadow of the finger.
•	Dispersive signal touch technology uses sensors to detect the mechanical energy in the glass that occur due to a touch.
•
Acoustic pulse recognition touch technology uses more than two piezoelectric transducers located at some positions of the screen to turn the mechanical energy of a touch (vibration) into an electronic signal.

The two dominant types of touchscreen technologies available in the market are capacitive and resistive.  Capacitive technology is the technology used in the Apple iPhone.  Resistive technology is the technology used in many automatic teller machines.  A capacitive touchscreen reacts to the finger’s electric impulses. Capacitive touchscreens are suitable if the user has unimpeded contact between the finger and the screen. A resistive touchscreen is pressure-sensitive.  Resistive touchscreens are suitable for detailed work and for selection of a particular spot on a screen.  Resistive technology is not useful for sweeping gestures or motion, such as zooming in and out.

Our Solution

Optical Infrared

We offer optical infrared touch technology.  We develop and license user interfaces and optical infrared touch solutions. Our optical infrared touch technology projects infrared light over and across a touchscreen and other types of surface at rates of up to 1,000 times per second. Our optical infrared touch technology utilizes low power consumption and enables pressure sensing, proximity sensing, and 3D sensing.

Other touch technologies such as capacitive and resistive require a physical layer, typically covering the screen, in order to detect touches.  In contrast, our optical infrared technology projects only invisible light across the screen.  Our optical infrared technology also can be used on surfaces other than screens. We believe our optical touch technology has a number of key advantages over other touch technologies:

•
Our optical touch technology does not add additional layers to the screen that may dilute the screen contrast and clarity. Layering technology is required to activate the capacitive and resistive technologies and can be very costly;

•	Our optical touch technology is more responsive than capacitive screen technology and, as a result, is quicker and less prone to misreads;
•	Our optical touch technology tracks continuous movement and sweeping motions as compared to stylus-based resistive screens that provide only discrete touch locations;
•	Our optical touch technology requires no downward pressure on the screen in order to select or move items on the screen in contrast to resistive touchscreens;
•	Our optical touch technology is cost-efficient due to the lower cost of materials and a relatively simple manufacturing process compared to layered capacitive and resistive screens;
•	Our optical touch technology enables multiple methods of input, such as simple finger taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the screen;
•	Our optical touch technology works in all climates and can be used with thick gloves; and
•	Our optical touch technology can provide touch functionality for waterproof devices.

Controller Chips

We do not produce controller chips or other components.  Under our licensing model, our OEM and ODM customers use customized single optical infrared controller chips developed in collaboration with Texas Instruments designed specifically for our optical touch technology.  The NN1001 the first generation optical controller chip, was developed pursuant to an Analog Device Development Agreement entered into on February 4, 2011 and effective as of January 24, 2010 between Neonode and Texas Instruments. The NN1001 began shipping to customers in May 2012.  The NN1002 the next generation optical controller chip,  is being developed pursuant to an Analog Device Development Agreement entered into April 25, 2013 effective December 6, 2012 between Neonode and Texas Instruments. We expect the NN1002 will begin shipping to customers in 2014. The NN1001 and NN1002 can only be sold to customers who have a technology license agreement with Neonode.

The NN1001 and NN1002 controller chips are designed to simplify integration, reduce cost, and increase performance. We believe the NN1001 and NN1002 controller chips outperform other touch solutions at a lower cost.

•	The NN1001 and NN1002 have scanning speeds of 1000 Hz (latency down to 1ms).
•	The NN1001 and NN1002 track any high-speed multi-touch gesture with any object (finger, gloved finger and passive pens) with high accuracy.
•	The NN1001 and NN1002 support advanced power management and enables touch detection even when the device is in sleep or off mode.
•	The NN1001 and NN1002 consume less than 1mW at 100Hz.

Our Market

e-Readers and Tablets

Our touch technology is widely used in e-Readers.  Since 2011, more than 16 million e-Reader units have shipped containing our touch technology by customers such Amazon, Kobo, Barnes & Noble, Sony, Mundo, Deutsche Telekom and Netronix.  Our technology also is used in tablets.  Sony is currently shipping a 13.3 inch writing tablet named “Digital Paper” that integrates our technology.  Customers such as LeapFrog Enterprises and Oregon Scientific are shipping tablets for children that integrate our technology.  Other customers are currently in the product development phase focused on children’s tablets and we expect they will begin shipping in 2014.

Printers and Office Equipment

Photo printers and combination printer/scanner/fax machines typically require feature-rich menus and settings, and OEMs have increasingly replaced mechanical buttons with resistive touchscreen displays. Our touch technology offers an improved user experience, a brighter display, ultra-light touch, and support for gestures, such as swipe to access menus and screens.  We have technology license agreements with two of the top five global leading printer and office equipment OEMs.  The first consumer printer with our touch technology started mass production in December 2013.  We expect other customers will have printers and office equipment ready for retail rollouts throughout 2014 and 2015.

Computers and Monitors

 Our touch technology is suitable for laptops, personal computers, all-in-one computers and stand-alone monitors.  We have technology license agreements and are in product design activities with several tier one computer and monitor OEMs that we expect will begin shipping selected products in 2014 with a full product release ramp in 2015.  Our multi-touch solution for laptops, PCs, all-in-ones and stand- alone monitors is Microsoft Windows 8.1 certified. We also are developing Chromebook laptop reference designs for selected technology providers.

Mobile Phones, Wearables and Accessories, Games

We have developed a touch and proximity sensor technology platform for mobile phones that enables an interaction not only on the screen but also the space around and above the mobile phone. We are currently in product design activities with tier one and tier two mobile phone handset makers, such as Shenzhen Wave, who are developing both smart and feature phone handsets that we expect will enter production and begin shipping in 2014.  We also believe our touch technology is suitable for smart watches, fitness devices, activity trackers, medical monitors, multifunction keyboards and tracking devices, and gaming and toy products.

Automotive

Touch interface displays are becoming standard in many automotive vehicles.  Touch interface displays in vehicles must operate in a wide range of ambient lighting and temperature conditions. Our optical infrared touch solutions are positioned to make inroads in the automotive market by providing brighter, more readable displays, with a full operating temperature range that can be used while wearing gloves. In the second quarter of 2013, Volvo began offering a touch enabled Human Machine Interfaces (“HMI”) infotainment system as a dealer installed aftermarket retrofit product that uses our touch technology. We currently are in discussions with many of the global automotive OEMs and their tier one suppliers to develop automotive HMI, infotainment and navigation systems. These projects typically have long development cycles that can take as long as four to five years before any meaningful production and license fee generation will occur.

Home Electronics

Mechanical buttons, dials and membrane switches still mostly control machines in the kitchen and laundry room. New designs can use our optical infrared touch technology with or without an underlying display. For example, touch sensitive buttons can be achieved by placing the light guide around a pre-printed array.  A touch panel can include illumination without a display.  A feature-rich device like a high-end dryer can be made much more streamlined and user friendly with a touch display. We currently are in discussions with OEMs in the home electronics market who are designing touch enable products such as kitchen stovetops, ovens and laundry room washers and dryers. These projects typically have long development cycles that can take as long as four to five years.

Distribution, Sales and Marketing

We consider both OEMs and ODMs to be our primary customers. OEMs and ODMs determine the design requirements and make the overall decision regarding the use of our user interface and touch technology and in their products. The use and pricing of our user interface and touch technology are governed by a technology licensing agreement.

Our sales staff solicits prospective customers and receives substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. We expect that sales will frequently result from our sales efforts that involve senior management, design engineers, and our sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process.

Our sales are normally negotiated and executed in U.S. Dollars or Euros.

Our sales force and marketing operations are managed out of our office in Stockholm, Sweden. Our current sales force is comprised of sales offices located in Sweden, South Korea and Japan.

Technology Agreements

As of December 31, 2013, we have entered into thirty-three technology license agreements compared to twenty-four and twelve technology license agreements as of December 31, 2012 and 2011, respectively. The products related to these license agreements include e-Readers, tablets, mobile phones, commercial and consumer printers, automotive consoles, home appliances, toys and games and GPS devices.

We are dependent on a limited number of OEM and ODM customers and the loss of any one of these customers could have a material adverse effect on our future revenue stream.  In the short term, we anticipate that we remain dependent on a limited number of customers for substantially all of our future revenues. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on our business, operating results and cash flows.

Customers who accounted for more than 10% of our accounts receivable as of December 31, 2013 are as follows:

•	KOBO Inc. – 46%
•	Huizhou Desay SV Automotive Co., LTD – 10%

Our revenues for the year ended December 31, 2013 were earned from twenty-nine customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2013 are as follows:

•	KOBO Inc. – 28%
•	Netronix Inc. – 18%
•	Leap Frog Enterprises Inc. – 12%
•	Sony Corporation – 11%

Customers who accounted for more than 10% of our accounts receivable as of December 31, 2012 are as follows:

•	KOBO Inc. – 39%
•	Sony Corporation – 24%

Our revenues for the year ended December 31, 2012 were earned from twenty customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2012 are as follows:

•	Amazon – 32%
•	KOBO Inc. – 26%
•	Sony Corporation – 17%

Our revenues for the year ended December 31, 2011 were earned from seven customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2011 are as follows:

•	Amazon – 40%
•	Barnes & Noble – 26%
•	Sony Corporation – 21%
•	KOBO Inc. – 11%

Geographical Data

The following table presents our net revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2013	2012	2011
U.S.	51%	73%	78%
Taiwan	18%	1%	--
Japan	11%	19%	21%
China	9%	5%	--
Sweden	8%	2%	1%
Other	3%	--	--
Total	100%	100%	100%

The following table presents our total assets by geographic region as of December 31 (in thousands):

	2013	2012	2011
U.S.	$10,280	$10,990	$14,468
Sweden	1,161	1,178	2,159
Asia	30	--	--
Total	$11,471	$12,168	$16,627

Competition

Our market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors.  The two dominant types of touch technologies available in the market are capacitive and resistive.  Our competitors, and the interface technology we believe they offer, include the following:

Company	Technology
3M	Capacitive; Dispersive signal
Synaptics	Capacitive; In-cell
ATMEL	Capacitive; In-cell
Cypress	Capacitive; In-cell
FlagFrog	Optical infrared
Maxim	Capacitive; In-cell
Zytronic	Capacitive
Tyco Electronics	Capacitive; Resistive; Surface acoustic wave
Touch International	Resistive; Capacitive
Mass Multimedia Inc.	Various touch technologies
Young Fast	Capacitive
TPK	Capacitive

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2013 is set forth in the following table:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States	10	40
Europe	2	9
Japan	3	4
China	3	5
South Korea	-	3
Canada	2	6
Australia	4	6
Singapore	3	6
Patent Convention Treaty	-	8
Total:	27	87

Our patents cover six main categories: user interfaces (“UI”), optics, controller integrated circuits (“ASIC”), drivers, mechanics and applications. The following table groups our patents into these six categories:

Patents	UI	Optics	ASICs	Drivers	Mechanics	Applications	Total
Issued	4	3	1	7	1	11	27
Pending	19	45	2	5	4	12	87
Total	23	48	3	12	5	23	114

Our user interface software may also be protected by copyright laws in most countries, including Sweden and the European Union, which do not grant patent protection for the software itself, if the software is deemed new and original. Protection can be claimed from the date of creation.

Research and Development

In fiscal years 2013, 2012 and 2011, we spent $7.2 million, $5.7 million and $1.9 million, respectively, on research and development activities.  Our research and development is predominantly in-house, but is also done in collaboration with external partners and specialists.

Employees

On December 31, 2013, we had forty-four employees and two part-time consultants. There were a total of eight employees in our general and administrative group, nine in our sales and marketing group and twenty-seven in our engineering group. We have employees located in the U.S., Sweden, Israel, the Netherlands, South Korea, Singapore and Japan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

Additional Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The reports and other information filed by us with the SEC are available free of charge on the SEC’s website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our website is www.neonode.com. Through our website, we make available free of charge all of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as well as Form 3, Form 4, and Form 5 Reports for the Company’s directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing or furnishing with the SEC. Our website also includes corporate governance information, such as our Code of Business Conduct (including Code of Ethics for the Chief Executive Officer and Senior Financial Officers) and Board Committee Charters.  We are not including the information contained on our website as part of, nor incorporating it by reference into, this Annual Report.

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

Risks Related To Our Business

We are dependent on a limited number of customers.

Customers who accounted for more than 10% of our accounts receivable as of December 31, 2013 are as follows:

•	KOBO Inc. – 46%
•	Huizhou Desay SV Automotive Co., LTD – 10%

Our net revenues for the year ended December 31, 2013 was earned from twenty-nine customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2013 are as follows:

•	KOBO Inc. – 28%
•	Netronix Inc. – 18%
•	Leap Frog Enterprises Inc. – 12%
•	Sony Corporation – 11%

Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry.  For instance, in the fourth quarter of 2012, Amazon discontinued shipping a Kindle e-Reader product that incorporated our touch technology.  As a result, Amazon accounted for less than 1% of our total net revenues in 2013 compared to 32% of our total net revenues in 2012.  The loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We are dependent on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology, particularly in markets other than e-Readers.

We generate revenue through technology licensing agreements with companies which must be successful in designing, manufacturing and selling their products that incorporate our touch technology.  The majority of our license fees earned in 2013, 2012 and 2011 were from customer shipments of e-Reader products.  We expect that customer shipments of e-Readers products will decline in the future.  If we are unable to expand our licenses beyond e-Readers or if our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

The length of a customer’s product development and release cycle depends on many factors outside of our control and could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. Our customers often undertake significant evaluation and design in the qualification of our products, which contributes to a lengthy product release cycle. A customer’s decision to purchase our technology often requires a lengthy approval process undertaken by several decision makers at the customer. The typical product development and release cycle is six to thirty-six months with new customers while existing customer lead times are typically six to nine months.  The development and release cycle may be longer in some cases, particularly for automotive vehicle products. There is no assurance that a customer will adopt our technology after the evaluation or design phase.  The lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

If we fail to develop and introduce new touch technology successfully and in a cost effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new touch technology that our customers and end users choose to buy. If we are unsuccessful at developing new touch technology that are appealing to our customers and end users with acceptable functionality, quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.  The development of new touch technology is very difficult and requires high levels of innovation and competence. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or if we are unable to complete development in a cost effective and timely fashion, we will be unable to introduce new touch technology into the market or successfully compete with other providers. As we introduce new or enhanced touch technology or integrate new touch technology into new or existing customer products, we face risks including, among other things, disruption in customers’ ordering patterns, inability to deliver new touch technology to meet customers’ demand, possible product and technology defects, and potentially unfamiliar sales and support environments. Premature announcements or leaks of new products, features, or technologies may exacerbate some of these risks. Our failure to manage the transition to newer touch technology or the integration of newer technology into new or existing customer products could adversely affect our business, results of operations, and financial condition.

We are dependent on Texas Instruments as a component supplier for our technology.

Our business operates upon a technology licensing model. We do not manufacture products or components. Under our licensing model, OEMs and ODMs customers use customized single optical infrared controller chips developed in collaboration with Texas Instruments designed specifically for our optical touch technology. These controller chips can only be sold to customers who have a technology license agreement with us.  As part of their product development process, our customers must qualify the chip components used in our products.  If the controller chips provided by Texas Instruments experience quality control problems, our technology may be disqualified by one or more of our customers.  Our dependence on Texas Instruments to supply controller chips with our touch technology exposes us to a number of risks including their inability to obtain an adequate supply of components, the failure to meet our customer requirements, or their failure to remain in business or adjust to market conditions.  If our customers are unable to obtain controller chips with our touch technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	the announcement or introduction of new products or technologies by our competitors;
•	our ability to upgrade and develop our infrastructure to accommodate growth;
•	our ability to attract and retain key personnel in a timely and cost effective manner;
•	technical difficulties;
•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
•	general economic conditions as well as economic conditions specific to the touchscreen industry.

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

We have had a history of losses and may require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. We may in the future require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating for at least the next twelve months.   However, if our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, equity investments, or debt arrangements.  No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all.  If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

We must significantly enhance our sales and technology development organizations.

We will need to improve the effectiveness and breadth of our sales efforts in order to increase market awareness and sales of our technology, especially as we expand into new market segments. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Likewise, our efforts to improve and refine our technology require skilled engineers and programmers. Competition for professionals capable of expanding our research and development efforts is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire, or retain qualified sales, marketing, and technical personnel, our ability to achieve future revenue may be adversely affected.

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

We may make acquisitions and strategic investments that are dilutive to existing shareholders, resulting in unanticipated accounting charges or otherwise adversely affect our results of operations.

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing touch technology offerings, expand our market coverage, increase our workforce or enhance our technological capabilities. If we make any future acquisitions:

•	We could issue stock that would dilute our shareholders’ percentage ownership;
•	We may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities; and
•
They may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill

Any of these could negatively impact our results of operations.

We are exploring strategic alternatives with respect to our user-interface patent and licensing business.

On September 3, 2013, we announced that the Board of Directors has authorized the exploration of strategic alternatives with respect to our user-interface patent and licensing business.  This intellectual property portfolio principally relates to touchscreen user-interface gestures.  The Board of Directors intends to consider a broad range of alternatives including, but not limited to, a merger, sale, or spin-off.  There can be no assurance that the Board of Directors’ evaluation process will result in any transaction, or that any transaction, if pursued, will be consummated.

We are dependent on the services of our key personnel.

Our senior management team consists of two executive officers.  Our Chief Executive Officer is one of the founders of our current Company.  Our Chief Financial Officer has been with our Company for a significant period of time and has deep knowledge of our operating history. The unplanned loss of the services of any member of management could have a materially adverse effect on our operations and future prospects.

Our revenues and growth are dependent on licensing fees from our intellectual property.

Our success depends in large part on our proprietary technology and other intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us with a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Our pending patent applications for registration may not be allowed, or others may challenge the validity or scope of our patents. Even if our patents registrations are issued and maintained, these patents may not be of adequate scope or benefit to us or may be held invalid and unenforceable against third parties.  We may need to expend significant resources to secure and protect our intellectual property.  The loss of intellectual property rights may adversely impact our ability to generate revenues and expand our business.

If third parties infringe our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

Existing laws, contractual provisions and remedies afford only limited protection for our intellectual property. We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our technology or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating the business. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting our intellectual property rights. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary.  We may not be able to detect infringement and may lose competitive position in the market before they do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.  We cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our technology.

The laws of foreign countries may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

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

We have an international presence in countries and must manage currency risks.

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro and Japanese Yen.   For the year ended December 31, 2013, our revenues from the U.S., Asia, and Europe were 51%, 41%, and 8% respectively.  We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.  Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Risks Related to Owning Our Stock

Our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that could delay or prevent a change in control.

The Board of Directors of our Company has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain other provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or future prospects;
•	our announcements or our competitors’ announcements of new technology;
•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in our growth rates or our competitors’ growth rates;
•	developments regarding our patents or proprietary rights or those of our competitors;
•	our inability to raise additional capital as needed;
•	concern as to the efficacy of our technology;
•	changes in financial markets or general economic conditions;
•	sales of common stock by us or members of our management team; and
•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

Future sales of our common stock by our stockholders could negatively affect our stock price.

Since our shares commenced trading on the NASDAQ Stock Market in 2012, institutions have increased their holdings in the shares of our common stock.  In addition, during 2013, officers and directors of Neonode sold shares of our common stock in public offerings.  Sales of a substantial number of shares of our common stock in the public market by large stockholders or insiders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Future sales of our common stock by us could adversely affect its price, and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

Our long-term success is dependent on us obtaining sufficient capital to fund our operations and to develop our touch technology, and bringing our technology to the worldwide market to obtain sufficient sales volume to be profitable.  We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

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

We lease 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The annual payment for this space equates to approximately $86,000 per year.  This lease is valid through July 31, 2015.

Our subsidiary NTAB leases 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease is valid through June 30, 2014. The lease can be extended on a yearly basis.

Our subsidiary NJK leases office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. This lease is valid through October 12, 2014. The annual payment for this space equates to approximately $36,000 per year.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Stock Market under the symbol NEON.  Shares of our common stock commenced trading on the NASDAQ Stock Market on May 1, 2012.  Prior to that time, shares of our common stock traded on the Over-the-Counter Bulletin Board quotation system.  Set forth below are the high and low sales prices for our common stock during the time our common stock traded on the NASDAQ Stock Market, or the range of high and low bid information during the time our common stock traded on the Over-the-Counter Bulletin Board quotations system, for the quarterly periods indicated.

Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2013
High	$6.39	$6.21	$8.84	$6.82
Low	$4.48	$5.02	5.75	$4.96
Fiscal 2012
High	$5.15	$6.80	$7.40	$5.30
Low	$3.45	$2.85	3.19	$3.40

Holders

As of February 7, 2014, there were approximately 143 stockholders of record of our common stock.  We estimate that there were approximately 4,300 stockholders as of February 7, 2014 whose shares were held in “street name” by brokers and other institutions on behalf of stockholders of record.

Dividends

There are no restrictions on our ability to pay dividends.  It is currently the intention of the Board of Directors to retain all earnings, if any, for use in our business and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend, among other factors, upon our earnings, capital requirements, operating results and financial condition.

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total returns of the Russell MicroCap index and the S&P Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13

Neonode Inc.	100.00	40.00	139.80	380.00	388.80	505.60
Russell MicroCap	100.00	127.48	164.30	149.06	178.50	259.92
S&P Information Technology	100.00	161.72	178.20	182.50	209.55	269.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The stock performance graph above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The following table of selected financial information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Financial Results:
Total net revenues	$3,717	$7,137	$6,067	$440	$--
Net loss	(13,080)	(9,287)	(17,145)	(31,626)	(14,921)

Per Share:

Basic and diluted loss per share	$(0.37)	$(0.28)	$(0.64)	$(1.73)	$(1.61)
Weighted average number of shares outstanding	35,266	33,003	26,784	18,293	9,898

Financial Position:

Total assets	$11,471	$12,168	$16,627	$1,251	$212
Total liabilities	5,123	4,068	2,954	11,115	6,560

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

Overview

Neonode develops and licenses user interfaces and optical infrared touch technology. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface.  We license our multi-touch technology to OEMs and ODMs who incorporate it into devices that they produce and sell.

As of December 31, 2013, we had thirty-three technology license agreements with global OEMs and ODMs. This compares with twenty-four and twelve technology license agreements as of December 31, 2012 and 2011, respectively. During the year ended December 31, 2013, we had twelve customers using our touch technology in products that were being shipped to customers.  In 2013, we received license fees from customers such as Leap Frog and Oregon Scientific (which are shipping children’s tablets), One Laptop Per Child (which is shipping a laptop/tablet) and Volvo (which is shipping after-market installed touch for their automobile infotainment systems) and.

The majority of our license fees earned in 2013, 2012 and 2011 were from customer shipments of e-Reader products.  We expect license fees earned from customer shipments of e-Readers to decrease as a percentage of total revenue as other customer products are introduced to the market. In the fourth quarter of 2012, Amazon discontinued shipping a Kindle e-Reader product that incorporated our touch technology. Amazon accounted for less than 1% of our total net revenue in 2013, 32% of our total net revenue in 2012 and 40% of our total net revenue in 2011. We anticipate other customers will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2014 and 2015.

Current and future drivers of the touch technology market include laptop computers, all-in-one and computer monitors running Microsoft Windows 8 and Google Chrome operating systems, mobile phones, printers, automotive, household appliances, tablets, e-Readers, navigation screens, etc. The proliferation and mass market acceptance of touch technology have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments.

The typical product development and release cycle is six to thirty-six months with new customers while existing customer lead times are typically six to nine months. During the initial cycle, there are three phases: evaluation, design, and commercialization.  In the evaluation phase, prospects validate our technology and may produce short runs of prototype products. During the design phase, product development and solution definition begins.  This design phase tends to be the longest and delays typically occur which may extend the term of the overall cycle.  In the final phase, commercialization, the customer enters into full production mode, ships products to the market and we earn license revenue.

Our OEM and ODM customers use our touch technology in controller chips we developed in collaboration with Texas Instruments.  In connection with the first generation NN1001 controller chip, we are obligated to contribute $500,000 of non-recurring engineering (“NRE”) development costs to Texas Instruments based on a fee of $0.08 per unit for each of the first one million units shipped and $0.05 for the next eight million units shipped.  Through December 31, 2013, we have made total payments of $270,000 to Texas Instruments for the NN1001 controller chip. No amounts were recorded in the years ended December 31, 2012 and 2011 because no NN1001 shipments occured during those periods.  In connection with the next generation NN1002 controller chip, we are obligated to contribute $500,000 of NRE to Texas Instruments based on a fee of $0.25 per unit for each of the first two million units shipped. The NN1002 is currently in development and has not been released to mass production.  The NN1001 and NN1002 can only be sold to customers who have a technology license agreement with Neonode.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet at December 31, 2012 and the consolidated statements of operations, comprehensive loss and cash flows for the years ended December 31, 2012 and 2011 include our accounts and those of our wholly owned subsidiary, Neonode Technologies AB (Sweden) (“NTAB”).

The consolidated balance sheet at December 31, 2013 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2013 include our accounts and those of our wholly owned subsidiaries, NTAB, Neonode Americas Inc. (U.S.) (“NAI”), Neonode KK (Japan) (“NJK”), NEON Technology Inc. (U.S.) (“NTI”) and Neno User Interface Solutions AB (Sweden) (“NUIAB”).

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of options and warrants issued for stock-based compensation.

Revenue Recognition

Licensing Revenues:

We derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We follow US GAAP for revenue recognition as per unit royalty products are distributed or licensed by our customers.  For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or licenses the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Our customers report to us the quantities of products distributed or licensed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter. Effective October 16, 2013, we determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received from customers. Effective October 16, 2013, we determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received from customers. Prior to October 16, 2013, we recognized licensing revenue in the period in which the products were distributed by our customers.  The effect of this change is $713,000 of license revenues related to products shipped or distributed by our customers in the fourth quarter of 2013 that will be recognized in the first quarter of 2014.

Explicit return rights are not offered to customers. There were no returns through December 31, 2013.

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen. The translation from Swedish Krona or Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($155,000), ($50,000) and $44,000 during the years ended December 31, 2013, 2012 and 2011, respectively. Foreign currency translation gains or (losses) were $6,000, ($8,000) and $76,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2013, 2012 and 2011. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2013, 2012 and 2011 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.51, 6.78 and 6.50 Swedish Krona to one U.S. Dollar for the years ended December 31, 2013, 2012 and 2011, respectively. The exchange rate for the consolidated balance sheets was 6.48 and 6.52 Swedish Krona to one U.S. Dollar as of December 31, 2013 and 2012, respectively. The weighted-average exchange rate for the consolidated statement of operations and of comprehensive loss was 97.58 Japanese Yen to one U.S. Dollar for the year ended December 31, 2013. The exchange rate for the consolidated balance sheet was 105.22 Japanese Yen to one U.S. Dollar as of December 31, 2013.

Deferred Revenue

As of December 31, 2013 and 2012, we have $2.5 million and $2.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three customers and a total of $1.2 million and $0.6 million, respectively, of deferred engineering development fees from twenty-one and thirteen customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by our customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

New Accounting Pronouncements

Proposed Amendments to Current Accounting Standards. The Financial Accounting Standards Board (“FASB”) is currently working on current amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued in the first quarter of calendar 2014. As the standard-setting is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on the Company’s consolidated financial statements at this time.

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both leases and lessors in ASC Topic 840, Leases. In May 2013, the FASB re-exposed this draft and the comment period was closed in September 2013. As the standard-setting is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on the Company’s consolidated financial statements at this time.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and is currently evaluating the impact on its consolidated financial statements and disclosures.

Results of Operations

Net Revenue

Net revenues for the year ended December 31, 2013 was $3.7 million, compared to $7.1 million and $6.1 million for the years ended December 31, 2012 and 2011, respectively. Our net revenues for the year ended December 31, 2013 included $2.9 million from technology license fees from product shipments from twelve customers and $800,000 in non-recurring engineering services related to our touch technology from twenty-two customers. Our net revenues for the year ended December 31, 2012 included $6.2 million from technology license fees from product shipments from eight customers and $925,000 in non-recurring engineering services related to our touch technology from fifteen customers. Our net revenues for the year ended December 31, 2011 included $5.8 million from technology license fees from four customers and $287,000 in non-recurring engineering services related to our touch technology from six customers.

The decrease in overall net revenues in the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to a decrease in license fees primarily from Amazon, which did not include our technology in its Kindle Paperwhite e-Reader. Amazon contributed approximately 32% of our total net revenues during the year ended December 31, 2012 compared to less than 1% in the year ended December 31, 2013. The decrease in net revenues earned from Amazon was partially offset by an increase in net revenues earned from Kobo Inc., Leap Frog Enterprises Inc. and Netronix Inc. Effective October 16, 2013, we determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received, from customers. Prior to October 16, 2013, we recognized licensing revenue in the period in which the products were distributed by our customers. The effect of this change is $713,000 of licensing revenues related to products shipped or distributed by our customers in the fourth quarter of 2013 that will be recognized in the first quarter of 2014.

Since 2011, three of our customers prepaid a total of $4.8 million for technology license fees prior to shipment of their products. Customer prepayments are included in deferred revenue and are amortized to net revenues as a customer’s products are shipped or distributed. For the years ended December 31, 2013, 2012 and 2011, $258,000, $536,000 and $1.5 million in license fees related to units licensed or distributed under the $4.8 million prepayment were recognized as revenue, respectively, and as of December 31, 2013, $2.5 million remained in deferred revenue from this customer’s license fee prepayment.

As of December 31, 2013, we had thirty-three technology license agreements with global OEMs. This compares with twenty-four and twelve technology license agreements with global OEMs as of December 31, 2012 and 2011, respectively. Twelve of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2014.

Gross Margin

Gross margin was $2.1 million for the year ended December 31, 2013 compared to $5.7 million and $5.2 million for the years ended December 31, 2012 and 2011, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has decreased due to the decrease in our total revenue particularly our license fee revenue. The gross margin related to our license fees is 100%.  As license fees as a percentage of our total revenue increase, our gross margin will increase.

Research and Development

Research and development (“R&D”) expenses for the year ended December 31, 2013 was $7.2 million compared to $5.7 million and $1.9 million for the years ended December 31, 2012 and 2011.  R&D costs consist of the cost of prototypes and other materials, consultants, and the amount of time our engineering department spent engaged in customer specific activities.

We continue to pursue and expand R&D expenditures on the development of our touch technology and other technologies. As of December 31, 2013, our R&D department had twenty-seven full-time employees. Our R&D department had twenty-six full-time employees compared to eighteen full-time employees at December 31, 2012 and 2011, respectively. Included in R&D expenses is approximately $267,000 of non-cash stock option and warrant expense for the year ended December 31, 2013 compared to approximately $315,000 and $11,000 for the same periods in 2012 and 2011, respectively.

Sales and Marketing

Sales and marketing (“S&M”) expenses for the year ended December 31, 2013 was $2.7 million, compared to $4.4 million and $1.8 million for the years ended December 31, 2021 and 2011, respectively. The decrease in 2013 as compared to 2012 is primarily related to a decrease in sales personnel, marketing and travel expenses in addition to a decrease in non-cash stock option and warrant expense. The increase in 2012 as compared to 2011 is primarily related to an increase in sales personnel, marketing, trade shows and travel expenses. As of December 31, 2013, our sales and marketing department has nine full-time employees compared to twelve full-time employees and nine employees at December 31, 2012 and 2011, respectively. Included in S&M expenses is approximately $909,000 of non-cash stock option and warrant expense for the year ended December 31, 2013 compared to approximately $1.4 million and $99,000 for the same periods in 2012 and 2011, respectively.

Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (“G&A”) expenses for the year ended December 31, 2013 was $5.1 million compared to $4.7 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in the year ended December 31, 2013 compared to 2012 is primarily due to an increase in legal fees, particularly legal fees related to patent filings, offset by a decrease in non-cash stock option and warrant expense.  The increase in 2012 as compared to 2011 is primarily related to an increase in headcount and non-cash stock options expense. As of December 31, 2013 and 2012, we had eight full-time employees in our G&A department fulfilling management and accounting responsibilities compared to three employees and one part-time consultant as of December 31, 2011. Included in G&A expenses is approximately $1.5 million of non-cash stock option and warrant expense for the year ended December 31, 2013 compared to approximately $1.8 million and $440,000 for the same periods in 2012 and 2011, respectively.

Interest Expense

Interest expense for the year ended December 31, 2011 was $288,000. All the interest bearing convertible debt was converted to common stock and retired in December 2011. We did not have any interest expense for the years ended December 31, 2013 or 2012.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen. The translation from Swedish Krona or Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($155,000), ($50,000) and $44,000 during the years ended December 31, 2013, 2012 and 2011, respectively. Foreign currency translation gains (losses) were $6,000, ($8,000) and $76,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Non-Cash Items Related to Debt Discounts and Deferred Financing Fees and the Valuation of Conversion Features and Warrants

Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants for the year ended December 31, 2011 was $14.7 million. The amount in 2011 includes $8.6 million in net change in derivative liabilities, $4.3 million of debt discount and debt issuance cost amortization, $1.5 million in excess amount of debt discount recognized as interest expense associated with derivatives, and $0.4 million associated with the fair value of shares issued for bonus interest related to the automatic conversion of the Senior Convertible Secured Notes - 2011.  All of the convertible debt was converted to common stock and retired in December 2011.

Income Taxes

Our effective tax rate was (1)% in the years ended December 31, 2013, 2012 and 2011. We recorded valuation allowances at December 31, 2013 and 2012 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $13.1 million for the year ended December 31, 2013, compared to a net loss of $9.3 million and $17.1 million for the years ended December 31, 2012 and 2011, respectively.

Contractual Obligation and Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2013 is as follows (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$372	$319	$53	-	-

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support.  We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

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

At December 31, 2013, we had cash of $8.8 million, as compared to $9.1 million at December 31, 2012.

Working capital (current assets less current liabilities) was $6.0 million at December 31, 2013, compared to working capital of $7.7 million at December 31, 2012.

Net cash used in operating activities for the year ended December 31, 2013 of $8.8 million was primarily the result of (i) a net loss of approximately $13.1 million and (ii) approximately $1.5 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable and deferred revenue. Cash used to fund net losses is reduced by approximately $2.8 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.2 million at December 31, 2013 compared with December 31, 2012, primarily as a result of net revenues of approximately $1.0 million in the fourth quarter of 2013 compared to approximately $2.3 million in the fourth quarter of 2012. During 2013 and 2012, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue increased approximately $0.9 million during 2013 primarily as a result of additional license technology agreements and engineering projects entered into during 2013 as compared to 2012.

Net cash used in operating activities for the year ended December 31, 2012 of $3.7 million was primarily the result of (i) a net loss of approximately $9.3 million and (ii) approximately $1.9 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable and deferred revenue. Cash used to fund net losses is reduced by approximately $3.6 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

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

Net cash used in operating activities for the year ended December 31, 2011 of $3.5 million was primarily the result of (i) a net loss of approximately $17.1 million and (ii) approximately $1.6 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable and deferred revenue. Cash used to fund net losses is reduced by approximately $15.3 million in net non-cash operating expenses, mainly comprised of stock-based compensation and discounts and deferred financing fees and the valuation of conversion features and warrants.

Accounts receivable increased approximately $3.2 million at December 31, 2011 compared with December 31, 2010, primarily as a result of net revenues of approximately $4.0 million in the fourth quarter of 2011 compared to approximately $81,000 in the fourth quarter of 2010. During 2011, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue increased approximately $1.4 million during 2011 primarily as a result of additional license technology agreements and engineering projects entered into during 2011 as compared to 2010.

In the years ended December 31, 2013, 2012 and 2011, we purchased $155,000, $310,000 and $114,000, respectively of fixed assets, consisting primarily of computer software, computers and engineering equipment.

Net cash provided by financing activities was $8.7 million and was due to net proceeds of $1.8 million received in connection with the exercise of stock options and warrants for shares of our common stock during the year ended December 31, 2013. In addition, we issued 1,168,939 shares of our common stock to investors in connection with an equity financing transaction in which we raised approximately $7.7 million and received approximately $6.9 million in cash, net of underwriting commissions, direct selling costs including legal, audit and other regulatory costs of approximately $0.8 million.

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

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona or Japanese Yen will impact Neonode’s future operating results. The majority of our consolidated net revenues (89%) are denominated in US Dollars and approximately 52% of our consolidated costs are denominated in Swedish Krona. We do not believe changes in foreign currency exchange rates will be material to our financial position or results of operation. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Neonode Inc.

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 5, 2014

NEONODE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$8,815	$9,097
Accounts receivable	969	2,123
Prepaid expenses and other current assets	1,352	550
Total current assets	11,136	11,770
Non-current assets:
Deposits	-	68
Property and equipment, net	335	330
Total non-current assets	335	398

Total assets	$11,471	$12,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479	$539
Accrued expenses	978	804
Deferred revenues	3,666	2,725
Total current liabilities	5,123	4,068

Total liabilities	5,123	4,068

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A Preferred stock, 444,541 shares authorized with par value of $0.001 per share; 0 and 83 shares issued and outstanding at December 31, 2013 and 2012. (In the event of dissolution, each share of Series A Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Series B Preferred stock, 54,425 shares authorized with par value of $0.001; 83 and 95 shares issued and outstanding at December 31, 2013 and 2012, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	—	—
Common stock, 70,000,000 shares authorized at December 31, 2013 and 2012 with par value of $0.001; 37,933,799 and 33,331,182 shares issued and outstanding at December 31, 2013 and 2012, respectively	38	33
Additional paid-in capital	157,994	146,677
Accumulated other comprehensive income	11	5
Accumulated deficit	(151,695)	(138,615)
Total stockholders’ equity	6,348	8,100
Total liabilities and stockholders’ equity	$11,471	$12,168

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011

Net revenues	$3,717	$7,137	$6,067
Cost of revenues	1,642	1,465	908

Gross margin	2,075	5,672	5,159

Operating expenses:
Research and development	7,235	5,741	1,858
Sales and marketing	2,732	4,372	1,812
General and administrative	5,079	4,721	3,533

Total operating expenses	15,046	14,834	7,203

Operating loss	(12,971)	(9,162)	(2,044)

Other expense:
Interest and other expense	—	—	(288)
Non-cash items related to debt discounts and deferred financing fees and the valuation of conversion features and warrants	—	—	(14,735)
Total other expense	—	—	(15,023)

Loss before provision for income taxes	(12,971)	(9,162)	(17,067)
Provision for income taxes	109	125	78
Net loss	$(13,080)	$(9,287)	$(17,145)

Loss per common share:
Basic and diluted loss per share	$(0.37)	$(0.28)	$(0.64)
Basic and diluted – weighted average number of common shares outstanding	35,266	33,003	26,784

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2013	2012	2011

Net loss	$(13,080)	$(9,287)	$(17,145)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	6	(8)	76

Total comprehensive loss	$(13,074)	$(9,295)	$(17,069)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)
	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balances, January 1, 2011	-	$-	-	$-	21,817	$22	$102,360	$(63)	$(112,183)	$(9,864)

Stock option and warrant compensation expense to employees and vendors	-	-	-	-	-	-	550	-	-	550

Common stock issued upon exercise of warrants	-	-	-	-	543	1	514	-	-	515

Proceeds from sale of common stock, net of offering costs	-	-	-	-	3,000	3	10,784	-	-	10,787

Reclassification of derivative liabilities to additional paid-in capital	-	-	-	-	-	-	20,075	-	-	20,075

Fair value of warrants issued in connection with issuance of 2011 senior secured convertible debt	-	-	-	-	-	-	937	-	-	937

Exchange of Series A preferred stock for common stock	-	-	-	-	40	-	-	-	-	-

Exchange of Series B preferred stock for common stock	-	-	-	-	6	-	-	-	-	-

Common stock issued upon conversion of outstanding convertible debt and accrued bonus income	-	-	-	-	7,313	7	7,615	-	-	7,622

Common stock issued for settlement of accrued expenses	-	-	-	-	60	-	120	-	-	120

Foreign currency translation adjustment	-	-	-	-	-	-	-	76	-	76

Net loss	-	-	-	-	-	-	-	-	(17,145)	(17,145)

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2011	-	$-	-	$-	32,779	$33	$142,955	$13	$(129,328)	$13,673

Stock option and warrant compensation expense to employees	-	-	-	-	-	-	3,499	-	-	3,499

Common stock issued upon exercise of common stock warrants	-	-	-	-	550	-	223	-	-	223

Exchange of Series B preferred stock for common stock	-	-	-	-	2	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	(8)	-	(8)

Net loss	-	-	-	-	-	-	-	-	(9,287)	(9,287)

Balances, December 31, 2012	-	$-	-	$-	33,331	$33	$146,677	$5	$(138,615)	$8,100

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	-	-	2,656	-	-	2,656

Proceeds from sale of common stock, net of offering costs	-	-	-	-	1,169	2	6,890	-	-	6,892

Common stock issued upon exercise of common stock warrants	-	-	-	-	3,152	3	711	-	-	714

Common stock issued upon exercise of common stock options					241	-	1,060			1,060

Exchange of Series A preferred stock for common stock	-	-	-	-	40	-	-	-	-	-

Exchange of Series B preferred stock for common stock	-	-	-	-	1	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	6	-	6

Net loss	-	-	-	-	-	-	-	-	(13,080)	(13,080)

Balances, December 31, 2013	-	$-	-	$-	37,934	$38	$157,994	$11	$(151,695)	$6,348

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(13,080)	$(9,287)	$(17,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,656	3,499	550
Depreciation and amortization	144	97	26
Loss on disposal of assets	8	-	-
Debt discounts and deferred financing fees and the valuation of conversion features and warrants	-	-	14,735
Changes in operating assets and liabilities:
Accounts receivable	1,155	1,253	(3,228)
Prepaid expenses and other current assets	(641)	(296)	(79)
Accounts payable and accrued expenses	19	239	322
Deposits	-	(68)	-
Deferred revenues	938	819	1,366

Net cash used in operating activities	(8,801)	(3,744)	(3,453)

Cash flows used in investing activities:
Purchase of property and equipment	(155)	(310)	(114)

Cash flow from financing activities:
Proceeds from issuance of convertible debt	-	-	4,228
Repayment of convertible debt	-	-	(25)
Proceeds from exercise of stock options	1,060	-	-
Proceeds from exercise of warrants	714	223	515
Proceeds from issuance of common stock, warrant repricing and preferred stock	6,892	-	10,787

Net cash provided by financing activities	8,666	223	15,505

Effect of exchange rates on cash	8	(12)	91

Net increase (decrease) in cash	(282)	(3,843)	12,029

Cash at beginning of year	9,097	12,940	911

Cash at end of year	$8,815	$9,097	$12,940

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$27
Cash paid for income taxes	$109	$125	$78

Reclassification of derivative liabilities to additional paid-in capital upon conversion of debt and exercise of warrants	$-	$-	$20,075
Debt issuance costs recorded as part of 2011 financing transaction	$-	$-	$35
Debt discount recorded as part of convertible debt financingtransactions, including warrants issued in financing transactions	$-	$-	$4,228

Accrued expenses settled with shares of common stock	$-	$-	$120
Conversion of debt and accrued interest to shares of common stock	$-	$-	$7,222
Debt issuance costs recorded in connection of debt extinguishment transactions	$-	$-	$20,075

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

On March 25, 2011, we filed a Certificate of Amendment of our Amended and Restated Certificate of Incorporation affecting a reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock at a ratio of twenty-five-to-one (the “Reverse Split”).  The Certificate of Amendment provided that each twenty-five (25) outstanding shares of the Company’s common stock, par value $0.001 per share, was exchanged and combined, automatically, without further action, into one (1) share of common stock, and each twenty-five (25) outstanding shares of the Company’s preferred stock, par value $0.001 per share, was exchanged and combined, automatically, without further action, into one (1) share of preferred stock. The Reverse Split was declared effective on March 28, 2011 and has been reflected in this Annual Report.

Operations

Neonode Inc. (“we”, “us”, “our”, the “Company”) develops and licenses user interfaces and optical infrared touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed the Neonode technology into devices that they produce and sell.

2.    Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet at December 31, 2012 and the consolidated statements of operations, comprehensive loss and cash flows for the years ended December 31, 2012 and 2011 include our accounts and those of our wholly owned subsidiary, Neonode Technologies AB (Sweden) (“NTAB”).

The consolidated balance sheet at December 31, 2013 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2013 include our accounts and those of our wholly owned subsidiaries, NTAB, Neonode Americas Inc. (U.S.) (“NAI”), Neonode KK (Japan) (“NJK”), NEON Technology Inc. (U.S.) (“NTI”) and Neno User Interface Solutions AB (Sweden) (“NUIAB”).

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, and the fair value of options and warrants issued for stock-based compensation.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date. The Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

       Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan and Sweden. At times, deposits held with financial institutions in the United States of America may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts.  The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. As of December 31, 2013, the Company has approximately $8.4 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  An allowance for doubtful accounts was not necessary at December 31, 2013 and 2012.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset.   At December 31, 2013, we believe there is no impairment of our long-lived assets.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen. The translation from Swedish Krona or Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($155,000), ($50,000) and $44,000 during the years ended December 31, 2013, 2012 and 2011, respectively. Foreign currency translation gains (losses) were $6,000, ($8,000) and $76,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Concentration of Credit and Business Risks

We are dependent on a limited number of OEM and ODM customers and the loss of any one of these customers could have a material adverse effect on our future revenue stream.  In the short term, we anticipate that we remain dependent on a limited number of customers for substantially all of our future revenues. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on our business, operating results and cash flows.

Customers who accounted for more than 10% of our accounts receivable as of December 31, 2013 are as follows:

•	KOBO Inc. – 46%
•	Huizhou Desay SV Automotive Co., LTD – 10%

Our revenues for the year ended December 31, 2013 were earned from twenty-nine customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2013 are as follows:

•	KOBO Inc. – 28%
•	Netronix Inc. – 18%
•	Leap Frog Enterprises Inc. – 12%
•	Sony Corporation – 11%

Customers who accounted for more than 10% of our accounts receivable as of December 31, 2012 are as follows:

•	KOBO Inc. – 39%
•	Sony Corporation – 24%

Our revenues for the year ended December 31, 2012 were earned from twenty customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2012 are as follows:

•	Amazon – 32%
•	KOBO Inc. – 26%
•	Sony Corporation – 17%

Our net revenues for the year ended December 31, 2011 were earned from seven customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2011 are as follows:

•	Amazon – 40%
•	Barnes & Noble – 26%
•	Sony Corporation – 21%
•	KOBO Inc. – 11%

Revenue Recognition

Licensing Revenues:

We derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. Neonode follows U.S. GAAP for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers.  For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or licenses the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Our customers report to us the quantities of products distributed or licensed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.  Effective October 16, 2013, we determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received from customers. Prior to October 16, 2013, we recognized licensing revenue in the period in which the products were distributed by our customers.  The effect of this change is $713,000 of license revenues related to products shipped or distributed by our customers in the fourth quarter of 2013 that will be recognized in the first quarter of 2014.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2013.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $141,000, $312,000 and $241,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2013 and 2012. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow the relevant accounting guidance related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits.  As of December 31, 2013 and 2012, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2013, 2012 and 2011. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the years ended December 31, 2013, 2012 and 2011 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 15).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.51, 6.78 and 6.50 Swedish Krona to one U.S. Dollar for the years ended December 31, 2013, 2012 and 2011, respectively. The exchange rate for the consolidated balance sheets was 6.48 and 6.52 Swedish Krona to one U.S. Dollar as of December 31, 2013 and 2012, respectively. The weighted-average exchange rate for the consolidated statements of operations and of comprehensive loss was 97.58 Japanese Yen to one U.S. Dollar for the year ended December 31, 2013. The exchange rate for the consolidated balance sheet was 105.22 Japanese Yen to one U.S. Dollar as of December 31, 2013.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

Proposed Amendments to Current Accounting Standards. The Financial Accounting Standards Board (“FASB”) is currently working on current amendments to existing accounting standards governing a number of areas including, but not limited to, revenue recognition and lease accounting.

In June 2010, FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft and it expects a final standard to be issued in the first quarter of calendar 2014. As the standard-setting is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on the Company’s consolidated financial statements at this time.

In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both leases and lessors in ASC Topic 840, Leases. In May 2013, the FASB re-exposed this draft and the comment period was closed in September 2013. As the standard-setting is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on the Company’s consolidated financial statements at this time.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and is currently evaluating the impact on its consolidated financial statements and disclosures.

3.    Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2013	2012

Prepaid insurance	$91	$80
Prepaid rent	75	52
VAT receivable	250	204
Work in process (“WIP”)	736	-
Other	200	214
Total prepaid expenses and other current assets	$1,352	$550

4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2013	2012

Computers, software, furniture and fixtures	$549	$475
Less accumulated depreciation and amortization	(214)	(145)
Property and equipment, net	$335	$330

Depreciation and amortization expense is $144,000, $97,000 and $26,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

5.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2013	2012

Salaries, payroll taxes, vacation and benefits	$706	$621
Accrued consulting fees and other	272	183
Total accrued expenses	$978	$804

6.    Convertible Debt

There is no convertible debt outstanding at December 31, 2013 and 2012. All of the convertible debt was converted to common stock on December 14, 2011.

Senior Convertible Secured Notes- 2007

We had convertible promissory notes (“Senior Convertible Secured Notes-2007”) that bore interest at the greater of 8% or LIBOR plus 3% interest per annum, convertible into shares of our common stock at an original conversion price of $87.50 per share outstanding. The Senior Convertible Secured Notes – 2007 were originally due August 26, 2010. On September 22, 2010, we entered into a debt modification agreement with the two holders of an aggregate of $126,362 of convertible promissory notes that were due on August 26, 2010. Based on the terms of the modification, this transaction qualified as a debt extinguishment under the relevant accounting guidance. As part of the debt extinguishment, the maturity date of the convertible promissory notes was extended until April 26, 2011. We entered into a debt-for-equity repayment plan whereby we retired the convertible promissory notes in equal installments by issuing our common stock priced at a 15% discount from the average market closing price for the five days ending on the 25th of each month over the eight month period beginning September 26, 2010 ending on April 26, 2011.  The holders of the notes had the right to convert the outstanding balance priced at $2.25 per share if the market value of our common stock was greater than $2.50 per share for five consecutive days.

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

During the year ended December 31, 2011, we recorded a total of $15,000 in interest expense related to the principal balance of the Convertible Notes – 2009.

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

During the year ended December 31, 2011 we recorded a total of approximately $28,000 of interest expense related to the principal balance of the Convertible Notes – 2010.

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

There were no assets or liabilities recorded at fair value on a recurring basis in 2013 and 2012.

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

The following table shows the classification of our liabilities that were subject to fair value measurements and the roll-forward of these liabilities for the year ended December 31, 2011 (in thousands):

Fair Value of Embedded Conversion Features and Warrants

January 1, 2011	$6,718
Ne Derivatives added in connection with issuance of debt and equity	4,762
Derivatives reclassified to equity in connection with repayment and conversion of debt	(20,075)
Net increase in fair value	8,595
December 31, 2011	$-

8.    Deferred Revenue

As of December 31, 2013 and 2012, we have $2.5 million and $2.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three customers and a total of $1.2 million and $0.6 million, respectively, of deferred engineering development fees from twenty-one and thirteen customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by the Company’s customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

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

On May 1, 2012, the Company began trading its common stock on the NASDAQ Stock Market under the trading symbol NEON.

Common Stock

During the year ended December 31, 2013, warrant holders (excluding our CEO, CFO and member of our Board of Directors) exercised warrants to purchase 1,815,368 shares of common stock using the cashless exercise provision allowed in the warrant and received 1,384,719 shares of our common stock. In addition, warrant holders exercised warrants to purchase 429,536 shares of common stock and paid a cash exercise price ranging between $1.00 and $3.13 per share for total cash proceeds of approximately $714,000.

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

On August 12, 2013, Phenning Holdings Ltd, a company controlled by Per Bystedt, the Chairman of our Board, exercised warrants to purchase 227,661 shares of common stock using the cashless exercise provision allowed in the warrant and received 182,890 shares of our common stock.

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

On September 16, 2013, we issued 1,168,939 shares of our common stock to investors in connection with an equity financing transaction in which we raised approximately $7.7 million and received approximately $6.9 million in cash, net of underwriting commissions, direct offering costs including legal, audit and other regulatory costs of approximately $0.8 million.

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

On April 25, 2011, Davisa Ltd (a company controlled by Mats Dahlin, a member of our Board) exercised warrants to purchase 50,000 shares of common stock. The Company recorded an additional $50,000 as stock based compensation to compensate Davisa Ltd by waiving the $1.00 exercise price and issued 50,000 shares of our common stock to Davisa Ltd for services provided in connection with the private placement of convertible notes and warrants in the March 2011 financing transaction.

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

The terms of the Series A and Series B Preferred stock are as follows:

● Dividends and Distributions.

Series A Preferred:
The holders of shares of Series A Preferred stock were entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series A Preferred stock held by them.

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

Conversion of Preferred Stock Issued to Common Stock

On April 24, 2009, we initiated the process of allowing the shareholders of our preferred stock to convert the Series A and B Preferred stock to shares of our common stock. In order to convert the preferred stock to common stock each preferred stock shareholder is required to submit the preferred stock certificate to our transfer agent and request conversion to common stock. The conversion to common stock is not mandatory and shareholders who own preferred stock may choose not to convert their preferred stock to shares of our common stock.  The following table summarizes the amounts at December 31, 2013:

	Shares of Preferred Stock Not Exchanged as of December 31, 2013	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2013

Series B preferred stock	83	132.07	10,962

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

As of December 31, 2013, we had two equity incentive plans:

•	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008; and
•	The 2006 Equity Incentive Plan (the “2006 Plan”).

We also had one non-employee director stock option plan as of December 31, 2013:

•	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1996 Plan, the 1998 Plan, the 2006 Plan and the Director Plan at December 31, 2013:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/13	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/13	Weighted Average Exercise Price

$ $4.02 - $ 4.25	1,241,000	5.3	$4.24	1,097,694	$4.25
$ 4.26 - $ 7.70	348,583	6.1	$5.43	114,526	$5.25
$ 7.71 - $ 122.50	11,000	0.7	$108.45	11,000	$108.45
	1,600,583	5.4	$5.22	1,223,220	$5.28

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding at January 1, 2011	19,804	$35.39 – 687.50	$101.36

Granted	—	$—	$—

Cancelled or expired	(480)	$135.00 – 687.50	$523.23
Exercised	—	$—	$—
Outstanding at December 31, 2011	19,324	$35.39 – 368.75	$92.19

Granted	1,704,000	$4.02 – 6.28	$4.35
Cancelled or expired	(8,124)	$35.39 – 368.75	$69.36
Exercised	—	$—	$—
Outstanding, vested and expected to vest at December 31, 2012	1,715,200	$4.02 – 125.00	$5.04

Granted	145,000	$5.54 - 7.70	$6.06
Cancelled or expired	(18,256)	$4.25- 125.00	$5.57
Exercised	(241,361)	$4.25 – 6.28	$4.39
Outstanding, vested and expected to vest at December 31, 2013	1,600,583	$4.02 – 122.50	$5.22

The assumptions used to value stock options granted to directors, employees and consultants during the year ended December 31, 2013 and 2012 are as follows:

For the year
ended December 31, 2013

Annual dividend yield	-
Expected life (years)	4.3
Risk-free interest rate	0.65% - 2.15%
Expected volatility	117% - 154%

For the year
ended December 31, 2012

Annual dividend yield	-
Expected life (years)	3.8 – 4.3
Risk-free interest rate	0.43% - 0.62%
Expected volatility	169% - 187%

The aggregate intrinsic value of the 1,600,583 stock options that are outstanding, vested and expected to vest at December 31, 2013 is $2,906,724.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded $2.5 million, $3.4 million and $87,000, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

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

During the year ended December 31, 2013, the Company received an aggregate of $1.1 million from five employees in connection with the exercise of stock options into 241,361 shares of common stock. The aggregate intrinsic value of the options exercised was $502,000 on the dates of exercise.

We granted options to purchase 145,000 shares of our common stock to three employees during the year ended December 31, 2013 with an aggregate grant date fair value of approximately $748,000 computed using the Black-Scholes option pricing model. The options have a 7-year life and 1/3 of the options are vested on the one year anniversary date of grant with the remaining to vest monthly over the remaining 24-months.

During the year ended December 31, 2012, we granted 1,175,000 options to purchase shares of our common stock to employees and 360,000 options to purchase shares of our common stock to members of our Board. During the year ended December 31, 2012, we granted 169,000 options to purchase shares of our common stock to a consultant.

We did not grant any options to purchase shares of our common stock to employees, consultants or members of our Board during the year ended December 31, 2011.

Warrants

During the years ended December 31, 2013 and 2012, certain warrant holders exercised their warrants under the cash and cashless exercise provisions, as defined in the agreements. See Note 9 for details of such exercises and number of common stock shares issued.

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.63 per share to an employee. The fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which has been amortized to expense over 24 months. During the years ended December 31, 2012 and 2011, we recorded $91,000, and $99,000, respectively, of stock based compensation expense related to vesting of such warrants.

We issued 80,000 five-year stock purchase warrants at an exercise price of $2.50 per share to our legal advisor during the year ended December 31, 2011. We also issued 20,000 three-year stock purchase warrants at an exercise price of $2.00 per share to one of our U.S. based employees during the year ended December 31, 2011. In addition, we issued 20,000 three-year stock purchase warrants at an exercise price or $4.05 per share to an engineering consultant during the year ended December 31, 2011. These warrants to purchase an aggregate of 120,000 shares of our common stock vested on the date of grant. The vested warrant granted to our legal advisor had a fair value on the date of grant of $193,000 and is included in general and administrative expense for the year ended December 31, 2011. The vested warrant granted to our employee had a fair value on the date of grant of $37,000 and is included in research and development expense for the year ended December 31, 2011. The vested warrant granted to our engineering consultant had a fair value on the date of grant of $73,000 and is included in research and development expense for the year ended December 31, 2011.

We issued 20,000 three-year stock purchase warrants at an exercise price of $3.90 per share with a vesting period over 24 months to an employee during the year ended December 31, 2011. The unvested warrant granted to an employee had a fair value on the date of grant of $75,000. This amount was expensed over the vesting period and $26,000, $38,000 and $11,000 of expense related to this warrant is included in research and development expense for the year ended December 31, 2013, 2012 and 2011, respectively. The fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

On April 4, 2013, we extended a 40,000 stock purchase warrant with an exercise price of $1.00 per share that expired on January 28, 2013 that was issued to an investor in a previous convertible debt financing. The fair value of the warrant was $166,000 on the date of grant, using the Black-Scholes option pricing model, which has been expensed during the year ended December 31, 2013. The warrant holder exercised the warrant on April 4, 2013 and the Company received cash proceeds of $40,000 (see Note 9).

The stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 reflects the fair value of the vested portion of options and warrants granted to directors, employees and non-employees.

	Years ended December 31,
	2013	2012	2011
Research and development	$267	$315	$11
Sales and marketing	909	1,407	99
General and administrative	1,480	1,777	440
Stock compensation expense	$2,656	$3,499	$550

Remaining unamortized expense at December 31, 2013
Stock-based compensation	$1,751

The remaining unamortized expense related to stock options and warrants will be recognized on a straight-line basis monthly as compensation expense over the remaining vesting period which approximates 2.9 years.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2012	5,405,606	$1.57	2.45
Issued	-	-	-
Expired/forfeited	(232)	$31.75	-
Exercised	(700,738)	$1.18	-
December 31, 2012	4,704,636	$1.61	1.41
Issued	-	-	-
Expired/forfeited	-	-	-
Exercised	(3,876,063)	$1.45	-
Outstanding and exercisable, December 31, 2013	828,573	$2.39	2.06

During the year ended December 31, 2011, the Company issued 422,830 new five-year common stock purchase warrants, with an exercise price of 3.13 per share (see Note 6).

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

Below is a summary of Outstanding Warrants to Purchase Common Stock as of December 31, 2013:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
January 2011 Employee Warrant	1/21/2011	$2.00	7,000	1/21/2014
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	371,473	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			828,573

11.   Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited.  However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2013 and 2012.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2013 and 2012.

Non-Recurring Engineering Development Costs

Neonode and Texas Instruments Inc. (“TI”) entered into an Analog Device Development Agreement on February 4, 2011 and effective as of January 24, 2010 (the “NN1001 Agreement”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The TI ASIC is designated as NN1001 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, Neonode is obligated to contribute $500,000 of non-recurring engineering (“NRE”) development costs to TI based on shipments of the NN1001. Neonode will contribute to TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold.

During the year ended December 31, 2013, $387,000 of NRE expense related to the NN1001 agreement is included in research and development in the consolidated statement of operations. Through December 31, 2013, the Company has made total payments of $270,000 under the NN1001 agreement. No amounts were recorded in the years ended December 31, 2012 and 2011 as no NN1001 shipments occurred during those periods.

Neonode and TI entered into an additional Analog Device Development Agreement on April 25, 2013 effective December 6, 2012 (the “NN1002 Agreement”) pursuant to which TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The TI ASIC is designated as NN1002 and can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, Neonode is obligated to contribute $500,000 of NRE to TI based on shipments of the NN1002. The NN1002 is currently in development and has not been released to mass production.

When the NN1002 is released in the future to mass production, Neonode will contribute to TI the NRE fee of $0.25 per unit for each of the first two million units sold.

Operating Leases

On March 22, 2012, we entered into a three year lease for 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The initial lease payment is $7,007 per month, increasing to $7,657 per month over the term of the lease. This lease is valid through July 31, 2015. The annual payment for this space equates to approximately $86,000 per year.

NTAB has a lease for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014, with a nine month notice period. On September 12, 2013, the Company entered into a sublease agreement for this office space for which the Company will receive a monthly sublease payment of approximately $9,700 until December 31, 2014.

On April 15, 2012, NTAB entered into a lease for 2,853 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $14,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $174,000 per year including property tax (excluding VAT). This lease was valid through April 15, 2013. On April 16, 2013, this lease was extended for one year until April 15, 2014 under the same terms and conditions. Rent remained at approximately $14,000 per month including property tax (excluding VAT). This lease was terminated on July 1, 2013.

On October 12, 2012, we entered into a two year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $3,000 per month. This lease is valid through October 12, 2014. The annual payment for this space equates to approximately $36,000 per year.

On July 1, 2013, NTAB entered into a lease for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease is valid through June 30, 2014. The lease can be extended on a yearly basis with three months written notice.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded approximately $556,000, $400,000 and $167,000, respectively, for rent expense.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2013 is as follows (in thousands):

Years ending December 31,	Total
2014	$319
2015	53
$372

12.   Segment Information

The Company has one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the years ended December 31, 2013, 2012 and 2011 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013
	Amount	Percentage
Net revenues from customers in the U.S.	$1,896	51%
Net revenues from customers in Europe	308	8%
Net revenues from customers in Asia	1,513	41%
Total	$3,717	100%
	2012
	Amount	Percentage
Net revenues from customers in the U.S.	$5,178	73%
Net revenues from customers in Europe	153	2%
Net revenues from customers in Asia	1,806	25%
Total	$7,137	100%
	2011
	Amount	Percentage
Net revenues from customers in the U.S.	$4,739	78%
Net revenues from customers in Europe	53	1%
Net revenues from customers in Asia	1,275	21%
Total	$6,067	100%

13.   Income Taxes

Loss before provision for income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2013	2012	2011
Domestic	$(12,877)	$(10,283)	$(16,867)
Foreign	(94)	1,121	(200)

Total	$(12,971)	$(9,162)	$(17,067)

The provision for income taxes is as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Current
Federal	$-	$--	$--
State	2	2	2
Foreign	107	123	76
Change in deferred
Federal	(3,794)	(3,653)	(1,856)
Federal valuation allowance	3,794	3,653	1,856
State	129	453	(206)
State valuation allowance	(129)	(453)	206
Foreign	111	276	122
Foreign valuation allowance	(111)	(276)	(122)

Total current	$109	$125	$78

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are as follows:

	2013	2012	2011
Amounts at statutory tax rates	34%	34%	34%
Non-deductible loss on revaluation of embedded conversion features and extinguishment of convertible debt	--	-	(29)%
Foreign losses taxed at different rates	--	1%	2%
Stock-based compensation	(3)%	(7)%	--
Other	(1)	--	--
Total	30%	28%	7%

Valuation allowance	(31)%	(29)%	(7)%
Effective tax rate	(1)%	(1)%	--

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Accruals	$1,519	$873
Stock compensation	1,070	1,050
Net operating losses	9,760	6,417
Total deferred tax assets	$12,349	$8,340
Basis difference in fixed assets	(14)	(38)
Valuation allowance	(12,335)	(8,302)

Total net deferred tax assets	$--	$--

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. Due to the reorganization, the Company believes that the U.S. net operating losses and credits would be subject to the provisions of Section 382 and therefore subject to strict limitations. The Company has not completed a study of the limitations and therefore has not included these loss carryforwards or credits in the analysis of the deferred tax assets. At December 31, 2013, the Company has federal, state and foreign net operating losses of $28.1 million, $9.3 million and $0, respectively. The federal loss carryforward begins to expire in 2029, the California loss carryforward begins to expire in 2019 and the foreign loss carryforward is indefinite. On December 9, 2008, Neonode AB filed for liquidation under the Swedish bankruptcy laws and effective with the filing we are no longer responsible for the liabilities and no longer have any ownership interest in the assets of Neonode AB, including any tax net operating loss carryforwards.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2013, the Company has not completed the determination of the amount to be limited under the provision.

As of December 31, 2013, the Company did not recognize $526,000 and $26,000 of federal and state deferred tax assets relating to excess tax benefits for stock-based compensation deductions. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

Effective January 1, 2007, we adopted the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with accounting guidance. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

Balance at January 1, 2011	$-
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases - Settlements	-
Reductions - Settlements	-
Balance at December 31, 2011	$-

Balance at January 1, 2012	$-
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases - Settlements	-
Reductions - Settlements	-
Balance at December 31, 2012	$-

Balance at January 1, 2013	$-
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases - Settlements	-
Reductions - Settlements	-
Balance at December 31, 2013	$-

We adopted a policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2013, 2012 and 2011 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2013, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

Payments related to the license agreement with Sony Corporation are net of 10% income tax withholding as required by the Japanese government under the Sweden and Japan international tax treaty (“Tax Treaty”). The amounts withheld may be used to offset future payables for income tax in Sweden. In the years ended December 21, 2013, 2012 and 2011, $42,000, $123,000 and $78,000 was withheld, respectively. Any unused taxes withheld under the Tax Treaty expire five years after the initial withholding date.

We file income tax returns in the U.S. federal jurisdiction, California and Sweden. The 1998 through 2013 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

14.   Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans.  Contributions relating to these defined contribution plans for the years ended December 31, 2013, 2012 and 2011 were $184,000, $139,500 and $50,000, respectively. We match U.S. employee contributions to a 401K retirement plan up to a maximum of six percent (6%) of the employee’s annual salary. Contributions relating to the matching 401K contributions for the years ended December 31, 2013 and 2012 were $66,000 and $26,900, respectively.  We did not make any matching contributions to U.S. employee 401K plans in the year ended December 31, 2011.

15.   Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2013, 2012 and 2011 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 0.8 million, 4.7 million and 5.4 million outstanding stock warrants, 11,000, 52,000 and 55,000 shares issuable upon conversion of preferred stock and 1.6 million, 1.7 million and 19,000 stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2013, 2012 and 2011, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Years ended December 31,
	2013	2012	2011
BASIC AND DILUTED
Weighted average number of common shares outstanding	35,266	33,003	26,784

Net loss	$(13,080)	$(9,287)	$(17,145)

Net loss per shares basic and diluted	$(0.37)	$(0.28)	$(0.64)

16.   Quarterly Financial Information

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2013
Net revenues	$548	$1,084	$1,076	$1,009
Cost of revenues	16	662	765	199
Gross margin	532	422	311	810
Net loss	(3,570)	(3,120)	(3,343)	(3,047)
Basic and diluted loss per share	$(0.11)	$(0.09)	$(0.09)	$(0.08)

2012
Net revenues	$1,164	$1,974	$1,679	$2,320
Cost of revenues	249	494	337	385
Gross margin	915	1,480	1,342	1,935
Net loss	(1,588)	(3,427)	(2,144)	(2,128)
Basic and diluted loss per share	$(0.05)	$(0.10)	$(0.06)	$(0.07)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

17.   Subsequent Events

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992 framework). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KMJ Corbin & Company LLP, our independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Neonode Inc.

We have audited the internal control over financial reporting of Neonode Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Neonode Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neonode Inc.  and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 5, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 5, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Number	Description
3.1
Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))

3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 28, 2012 (incorporated by reference to Exhibit 3.1.3 of the registrant’s annual report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference to Exhibit 3.2 of the registrant’s annual report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1
Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated December 29, 2008 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on December 31, 2008 (file no. 0-08419))

4.2
Certificate of Increase of Designation of Series B Preferred Stock dated January 2, 2009 (incorporated by reference to Exhibit 4.2 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))

4.3
Certificate of Increase of Designation of Series B Preferred Stock dated January 28, 2009 (incorporated by reference to Exhibit 4.3 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))

10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.20 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 14, 2013 (file no. 1-35526))
10.3	Employment Agreement with David W. Brunton, dated July 1, 2010 (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 14, 2013 (file no. 1-35526)) +
10.4	Consulting Agreement with Per Bystedt, dated January 28, 2011 (incorporated by reference to Exhibit 10.17 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419)) +
10.5
Neonode Inc. 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 filed on November 22, 2013 (file no. 333-192505)) +

10.6
Form of Option used in connection with the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 14, 2013 (file no. 1-35526)) +

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

NEONODE INC. (Registrant)
Date: March 5, 2014	By:	/s/ David Brunton
David Brunton Chief Financial Officer, Vice President, Finance and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Thomas Eriksson	Chief Executive Officer, and Director	March 5, 2014
Thomas Eriksson	(Principal Executive Officer)

/s/ David Brunton	Chief Financial Officer, Vice President, Finance and Secretary	March 5, 2014
David Brunton	(Principal Financial and Accounting Officer)

/s/ Per Bystedt	Chairman of the Board of Directors	March 5, 2014
Per Bystedt
/s/ John Reardon	Director	March 5, 2014
John Reardon
/s/ Mats Dahlin	Director	March 5, 2014
Mats Dahlin
/s/ Lars Lindqvist	Director	March 5, 2014
Lars Lindqvist