Form 10-Q
period 2014-03-31
Neonode, Inc
filed 2014-05-12
CIK 87050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2014, was 37,955,352.

NEONODE INC.

Form 10-Q
For the Fiscal Quarter Ended March 31, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NEONODE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$6,192	$8,815
Accounts receivable	655	969
Projects in process	938	736
Pepaid expenses and other current assets	655	616
Total current assets	8,440	11,136

Deposits	8	-
Property and equipment, net	340	335
Total assets	$8,788	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$425	$479
Accrued expenses	1,167	978
Deferred revenue	3,713	3,666

Total current liabilities	5,305	5,123

Total liabilities	5,305	5,123

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	--	--
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 37,955,352 and 37,933,799 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	38	38
Additional paid-in capital	159,102	157,994
Accumulated other comprehensive income	46	11
Accumulated deficit	(155,703)	(151,695)
Total stockholders' equity	3,483	6,348
Total liabilities and stockholders’ equity	$8,788	$11,471

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013

Net revenues	$1,014	$548
Cost of revenues	166	16
Gross margin	848	532

Operating expenses:
Product research and development	1,784	1,634
Sales and marketing	1,042	805
General and administrative	2,029	1,652

Total operating expenses	4,855	4,091

Loss before provision for income taxes	(4,007)	(3,559)

Provision for income taxes	1	11

Net loss	$(4,008)	$(3,570)

Loss per common share:
Basic and diluted loss per share	$(0.11)	$(0.11)

Basic and diluted – weighted average number of common shares outstanding	37,941	33,511

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(4,008)	$(3,570)
Other comprehensive income:
Foreign currency translation adjustments	35	13
Total comprehensive loss	$(3,973)	$(3,557)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,008)	$(3,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,072	586
Depreciation and amortization	41	32
Changes in operating assets and liabilities:
Accounts receivable	314	1,316
Projects in process	(202)	(736)
Prepaid expenses and other assets	(139)	550
Accounts payable and accrued expenses	228	(36)
Deferred revenue	48	195
Net cash used in operating activities	(2,646)	(1,663)

Cash flows from investing activities:
Purchase of property and equipment	(46)	(28)
Net cash used in investing activities	(46)	(28)

Cash flows from financing activities:
Proceeds from stock warrant exercises	36	167
Net cash provided by financing activities	36	167

Effect of exchange rate changes on cash	33	9

Net decrease in cash	(2,623)	(1,515)

Cash at beginning of period	8,815	9,097
Cash at end of period	$6,192	$7,582

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$11

See accompanying notes to condensed consolidated financial statements

NEONODE INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of expected results for the full 2014 fiscal year.

The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared by us, pursuant to the rules and regulations of the of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Operations

Neonode Inc. (“we”, “us”, “our”, the “Company”), develops and licenses touch user interfaces and optical multi-touch solutions to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed Neonode technology into devices that they produce and sell.

Reclassifications

Projects in process as of December 31, 2013 are now reported under their own caption, separate from prepaid expenses and other current assets, in the accompanying condensed consolidated balance sheet and as a separate component of cash flows from operating activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2013, in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheets at March 31, 2014 (unaudited) and December 31, 2013 and the unaudited condensed consolidated statements of operations, other comprehensive loss, and cash flows for the three months ended March 31, 2014 and 2013  include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (“NTAB”), Neonode Americas Inc. (U.S.) (“NAI”), Neonode KK (Japan) (“NJK”), NEON Technology Inc. (U.S.) (“NTI”) and Neno User Interface Solutions AB (Sweden) (“NUIAB”).  All significant intercompany accounts and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectibility of accounts receivable, recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of options and warrants issued for stock-based compensation.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan and Sweden. At times, deposits held with financial institutions in the U.S. may exceed the amount of insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. As of March 31, 2014, we had approximately $5.8 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.  We determined that an allowance for doubtful accounts was not necessary at March 31, 2014 and December 31, 2013.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with the Company’s revenue recognition policy.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  As of March 31, 2014, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona and Japanese Yen. The translation from Swedish Krona and Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Foreign currency translation gains were $35,000 and $13,000 during the three months ended March 31, 2014 and 2013, respectively. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive loss. Gains (losses) resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $26,000 and $(37,000) during the three months ended March 31, 2014 and 2013, respectively.

Concentration of Credit and Business Risks

Customers who accounted for 10% or more of our accounts receivable as of  March 31, 2014 are  as follows:

•	KOBO Inc. – 24%
•	Amazon – 15%
• •	Magneti Marelli France – 13% Harman Automotive – 11%

Customers who accounted for 10% or more of our accounts receivable as of  December 31, 2013 are as follows:

•	KOBO Inc. – 46%
•	Huizhou Desay SV Automotive ., LTD – 10%

 Our net revenues for the three months ended March 31, 2014 was earned from fourteen customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2014 are as follows:

•	Leap Frog Enterprises Inc. – 30%
•	Sony Corporation – 16%
•	Netronix Inc. – 14%
•	KOBO Inc. – 11%

Our net revenues for the three months ended March 31, 2013 was earned from nine customers. Our customers are located in the U.S., Europe and Asia. Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2013 are as follows:

•	KOBO Inc. – 44%
•	Sony Corporation – 20%
•	Netronix Inc. – 21%
•	Barnes & Noble – 10%

Revenue Recognition

Licensing Revenues:

We derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We follow U.S. GAAP for revenue recognition as per unit royalty products are distributed or licensed by our customers.  For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or licenses the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Our customers report to us the quantities of products distributed or licensed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter.  Effective October 16, 2013, we determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received from customers. Prior to October 16, 2013, we recognized licensing revenue in the period in which the products were distributed by our customers.  The effect of this change is $0.7 million of license revenues related to products shipped or distributed by our customers in the quarter ended December 31, 2013 was recognized in the quarter ended March 31, 2014.

Explicit return rights are not offered to customers. There have been no returns through March 31, 2014.

Engineering Services:

We may sell engineering consulting services to our customers on a flat rate or hourly rate basis. We recognize revenue from these services when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our services were performed and risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.  Generally, we recognize revenue as the engineering services stipulated under the contract are completed and accepted by our customers.  Engineering services performed under a signed Statement of Work (“SOW”) with a customer are accounted for under the completed contract method, as these SOW’s are short-term in nature and our total contract costs are difficult to estimate. Estimated losses on SOW projects are recognized in full as soon as they become evident.

Deferred Revenue

From time-to-time we receive pre-payments from our customers related to future services or future license fee revenues. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by our customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the quarters ended March 31, 2014 and 2013 amounted to approximately $106,000 and $124,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2014 and December 31, 2013. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2014 and December 31, 2013, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for periods ended March 31, 2014 and 2013 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Income (Loss)

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.46 and 6.43 Swedish Krona to one U.S. Dollar for the three months ended March 31, 2014 and 2013, respectively. The exchange rate for the consolidated balance sheets was 6.5 and 6.48 Swedish Krona to one U.S. Dollar as of March 31, 2014 and December 31, 2013, respectively.  The weighted-average exchange rate for the consolidated statement of operations and comprehensive loss was 102.82 and 92.19 Japanese Yen to one U.S. Dollar for the three months ended March 31, 2014 and 2013, respectively. The exchange rate for the consolidated balance sheet was 102.80 and 94.16 Japanese Yen to one U.S. Dollar as of March 31, 2014 and December 31, 2013, respectively.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2014, and did not determine there is any impact on its consolidated financial statements and disclosures.

3. Deferred Revenue

As of March 31, 2014 and December 31, 2013, we had $2.4 million and $2.5 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three customers and a total of $1.3 million and $1.2 million, respectively, of deferred engineering development fees from twenty-three and twenty-one customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by our customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

4.  Stockholders’ Equity

Common Stock

During the three months ended March 31, 2014, warrant holder’s exercised warrants to purchase 17,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 10,053 shares of our common stock. In addition, warrant holders exercised warrants to purchase 11,500 shares of common stock and paid a cash exercise price of $3.13 per share for total cash proceeds of approximately $36,000.

During the three months ended March 31, 2013, warrant holder’s exercised warrants to purchase 590,094 shares of common stock using the cashless net exercise provision allowed in the warrant and received 464,740 shares of our common stock.  The warrant holders exercising their warrants included our Chief Financial Officer who, on February 26, 2013, exercised warrants to purchase 320,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 266,228 shares of our common stock.

Preferred Stock

We have one class of preferred stock outstanding.  The terms of the Series B Preferred stock are as follows:

Dividends and Distributions

The holders of shares of Series B Preferred stock are entitled to participate with the holders of our common stock with respect to any dividends declared on the common stock in proportion to the number of shares of common stock issuable upon conversion of the shares of Series B Preferred stock held by them.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of our operations, either voluntary or involuntary, subject to the rights of the Series B Preferred stock and Senior Preferred stock, shall be entitled to receive, after any distribution to the holders of senior preferred stock and prior to and in preference to any distribution to the holders of common stock, $0.001 for each share of Series B Preferred stock then outstanding.

Voting

The holders of shares of Series B Preferred stock have one vote for each share of Series B Preferred stock held by them.

Conversion

 Initially, each share of Series B Preferred stock was convertible into one share of our common stock.   On March 31, 2009, our stockholders approved a resolution to increase the authorized share capital, and to increase the conversion ratio to 132.07 shares of our common stock for each share of Series B Preferred stock.

The following table summarizes the Preferred stock not yet converted as of March 31, 2014.

	Shares of Preferred Stock Not Exchanged as of March 31, 2014	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2014

Series B Preferred stock	83	132.07	10,962

5. Stock-Based Compensation

The stock-based compensation expense for the three months ended March 31, 2014 and 2013 reflects the fair value of the vested portion of options and warrants granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	2014	2013

Product research and development	$268	$60
Sales and marketing	175	196
General and administrative	629	330
Stock-based compensation expense	$1,072	$586

Remaining unamortized expense at March 31, 2014
Stock-based compensation	$2,000

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 2.0 years.

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

Stock Options

We have adopted equity incentive plans for which stock options and restricted stock awards are available to grant to employees and directors. All employee and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants is based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

We had two equity incentive plans as of March 31, 2014:

•	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008; and
•	The 2006 Equity Incentive Plan, including and the Swedish Sub-Plan to the 2006 Equity Incentive Plan, (the “2006 Plan”).

We also had one non-employee director stock option plan as of March 31, 2014:

•	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,600,583	$5.22
Granted	335,000	7.09
Outstanding at March 31, 2014	1,935,583	$5.54

On March 11, 2013, our Board of Directors amended the 2006 Plan to increase of the number of shares of common stock reserved for issuance by 2 million shares to an aggregate of 4,052,000 shares.  On May 6, 2013, our stockholders approved the amendment.

The aggregate intrinsic value of the 1,935,583 stock options that are outstanding, vested and expected to vest as of March 31, 2014 was $1.9 million.

For the three months ended March 31, 2014 and 2013, we recorded $1.1 million and $576,000, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three months ended March 31, 2014, we granted options to purchase 325,000 shares of our common stock to employees and an option to purchase 10,000 shares of our common stock to a member of our board of directors with a grant date fair value of $1.2 million computed using the Black-Scholes option pricing model.  The weighted-average grant date fair value of the options granted during the three months ended March 31, 2014 was $3.46 per share.

See below for assumptions used in the valuation of stock options:

For the three months
ended March 31, 2014

Annual dividend yield	-
Expected life (years)	1.50 – 4.30
Risk-free interest rate	0.27% - 1.47%
Expected volatility	61% - 109%

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

A summary of all warrant activity is set forth below:

	March 31, 2014
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2014	828,574	$2.39	2.06
Granted	--	--	--
Expired/cancelled	--	--	--
Exercised	(28,500)	2.85	--
Outstanding and exercisable, March 31, 2014	800,074	$2.37	1.80

Outstanding Warrants to Purchase Common Stock as of March 31, 2014:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	349,974	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2011 Consultant Warrant	5/17/2011	$4.05	20,000	5/17/2014
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
Total Warrants Outstanding			800,074

6. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2014 and December 31, 2013.

Non-Recurring Engineering Development Costs

 Neonode and Texas Instruments Inc. (“TI”) entered into an Analog Device Development Agreement on February 4, 2011 and effective as of January 24, 2010 (the “NN1001 Agreement”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI.  The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001.  Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold.  During the three months ended March 31, 2014 and 2013, $31,000 and $217,600, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through March 31, 2014, we had made total payments of $338,000 under the NN1001 Agreement.

Neonode and TI entered into an additional Analog Device Development Agreement on April 25, 2013 effective December 6, 2012 (the “NN1002 Agreement”) pursuant to which TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode.  Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002.  Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold.  The NN1002 is currently in development and has not been released to mass production.  As a result, through March 31, 2014, we had made no payments under the NN1002 Agreement.

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three months ended March 31, 2014 and 2013 were to customers located in the U.S., Europe and Asia. The following table presents net revenues by geographic region for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	2014
	Amount	Percentage
Net revenues from customers in the U.S.	$668	66%
Net revenues from customers in Europe	25	2%
Net revenues from customers in Asia	321	32%

Total	$1,014	100%

	2013
	Amount	Percentage
Net revenues from customers in the U.S.	$292	53%
Net revenues from customers in Europe	18	3%
Net revenues from customers in Asia	238	44%

Total	$548	100%

8. Net Loss Per Share

Basic net loss per common share for the three months ended March 31, 2014 and 2013 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 481,000 and 309,000 outstanding stock options, 497,000 and 2.8 million outstanding stock warrants under the treasury stock method and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the periods ended March 31, 2014 and 2013, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three Months ended March 31,
	2014	2013
BASIC AND DILUTED
Weighted average number of
common shares outstanding	37,941	33,511
Number of shares for computation of
net loss per share	37,941	33,511

Net loss	$(4,008)	$(3,750)

Net loss per share - basic and diluted	$(0.11)	$(0.11)

9. Subsequent Events

On May 9, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor pursuant to which the Company agreed to issue 2,500,000 shares of common stock at a price of $4.00 per share (the “Investor Shares”) and a warrant (the “Investor Warrant”) for an aggregate purchase price of $10,000,000 in gross proceeds.  Under the terms of the Investor Warrant, the holder is entitled to exercise the Investor Warrant to purchase up to an aggregate of 1,964,636 shares of common stock at an exercise price of $5.09 per share for a period of 18 months from the issuance date.  Cash exercise of the Investor Warrant will result in the Company receiving up to $10,000,000 in gross proceeds.  Closing of the investment pursuant to the Purchase Agreement is expected to occur by May 15, 2014 and is subject to certain closing conditions described therein.

In connection with Purchase Agreement, the Company also entered into a registration rights agreement pursuant to which the Company agreed to file a registration statement with the SEC relating to the offer and sale by the holder of the Investor Shares and the shares of common stock issuable upon exercise of the Investor Warrant (the “Investor Warrant Shares”).  Pursuant to the registration rights agreement, the Company is obligated to file the registration statement within 30 days of closing and to use best efforts to cause the registration statement to be declared effective within 90 days of closing.  Failure to meet those and related obligations, or failure to maintain the effective registration of the Investor Shares and Investor Warrant Shares will subject the Company to payment for liquidated damages.

In connection with the sale of the Investor Shares, the Company has agreed to pay a fee to a placement agent of $600,000, and has further agreed to pay a fee to the placement agent of up to $600,000 in connection with the exercise of the Investor Warrant.  In addition, the Company has agreed to issue to the placement agent a warrant, subject to the same terms as the Investor Warrant, to acquire 117,879 shares of common stock.

Copies of the securities purchase agreement, the registration rights agreement, and the form of warrant are included as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2014, and are incorporated herein by reference. The foregoing summaries of each of the three transaction documents are qualified in their entirety by reference to such documents.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions.  Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this quarterly report.  Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Overview

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, the “registrant”, or the “Company”) develops and licenses user interfaces and optical infrared touch technology.  Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. We license our multi-touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who incorporate it into devices that they produce and sell.  OEMs and ODMs use our touch technology in controller chips we developed in collaboration with Texas Instruments designed specifically for our touch technology.  Our technology licensing model allows us to focus on the development of solutions for touchscreens and touch-enabled surfaces.  We do not manufacture products or components.

As of March 31, 2014, we had thirty-six technology license agreements with global OEMs and ODMs. Twelve of our customers are currently shipping products and we anticipate other customers will initiate product shipments as they complete their final product development and release cycle throughout 2014 and 2015.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products such as laptop computers, all-in-one computers and stand-alone monitors running Microsoft Windows 8 and Google Chrome operating systems, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, wearable electronics, games and toys. The development and release cycle for these products typically takes six to thirty-six months.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2014 was $1.0 million compared to $548,000 for the same period in 2013.  Our net revenues for the three months ended March 31, 2014 included $896,000 from technology license fees related to product shipments by nine customers plus $118,000 in fees for engineering design services related to our touch screen solution for other customers. Our net revenues for the three months ended March 31, 2013 included $539,000 from technology license fees related to product shipments by six customers plus $9,000 in fees for engineering design services related to our touch screen solution for other customers.

Prior to October 16, 2013, we recognized licensing revenue in the period in which the products were distributed by our customers.  The effect of this change is $0.7 million of license revenues related to products shipped or distributed by our customers in the quarter ended December 31, 2013 was recognized in the quarter ended March 31, 2014. Of this amount, 37% is related to one customer who began shipping products in the third quarter of 2013.

Gross Margin

Gross margin for the three months ended March 31, 2014 was $848,000 compared to $532,000 for the same period in 2013. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering employees and consultants to complete the engineering design contract. The gross margin related to our license fees is 100% and when license fees as a percentage of our total revenue increase our gross margin will increase.

Product Research and Development

 Product research and development (“R&D”) expenses for the three months ended March 31, 2014 were $1.8 million compared to $1.6 million for the same period in 2013.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements along with costs related to developing and building new product prototypes. We continue to pursue and expand R&D expenditures on the development of our touch technologies. As of March 31, 2014, our R&D department has thirty-six full time employees compared to twenty-nine for the same period 2013. Included in R&D expenses are approximately $268,000 of non-cash stock option and warrant expense for the three months ended March 31, 2014 compared to approximately $60,000 for the same period in 2013.

Sales and Marketing

  Sales and marketing (“S&M”) expenses for the three months ended March 31, 2014 were $1.0 million compared to $805,000 for the same period in 2013. This increase in 2014 as compared to 2013 is primarily related to an increase in overall marketing and trade show expense and travel.  Included in S&M expenses are approximately $175,000 of non-cash stock option and warrant expense for the three months ended March 31, 2014 compared to approximately $196,000 for the same period in 2013. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2014 were $2.0 million compared to $1.7 million for the same period in 2013. This increase in 2014 as compared to 2013 is primarily related to an increase in stock option expense. There was an increase in non-cash stock option expense in 2014 related to stock options issued to employees and members of our Board of Directors in the first quarter of 2014.  Included in G&A expenses are approximately $629,000 of non-cash stock option and warrant expense for the three months ended March 31, 2014 compared to $330,000 for the same period in 2013.

Income Taxes

Our effective tax rate was 0% in the three months ended March 31, 2014 and 2013, respectively.  We recorded valuation allowances for the three month periods ended March 31, 2014 and 2013 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $4.0 million for the three month period ended March 31, 2014 compared to a net loss of $3.6 million for the same period in 2013.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

Neonode and Texas Instruments Inc. (“TI”) entered into an Analog Device Development Agreement on February 4, 2011 and effective as of January 24, 2010 (the “NN1001 Agreement”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI.  The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001.  Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold.  During the three months ended March 31, 2014 and 2013, $31,000 and $217,600, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through March 31, 2014, we had made total payments of $338,000 under the NN1001 Agreement.

Neonode and TI entered into an additional Analog Device Development Agreement on April 25, 2013 effective December 6, 2012 (the “NN1002 Agreement”) pursuant to which TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode.  Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002.  Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold.  The NN1002 is currently in development and has not been released to mass production.  As a result, through March 31, 2014, we had made no payments under the NN1002 Agreement.

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

NTAB has a lease for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014. On September 12, 2013, NTAB entered into a sublease agreement for this office space for which we will receive a monthly sublease payment of approximately $9,700 until December 31, 2014.

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

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2014 is as follows (in thousands):

Year ending December 31,	Total
2014	$179
2015	53
$232

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our actual versus anticipated licensing of our technology;
•	our actual versus anticipated operating expenses;
•	the timing of our OEM customer product shipments;
•	the timing of payment for our technology licensing agreements;
•	our actual versus anticipated gross profit margin;
•	our ability to raise additional capital, if necessary; and
•	our ability to secure credit facilities, if necessary.

As of March 31, 2014, we had cash of $6.2 million, as compared to $8.8 million at December 31, 2013.

Working capital (current assets less current liabilities) was $3.1 million as of March 31, 2014, compared to working capital of $6.0 million at December 31, 2013.

Net cash used in operating activities of $2.6 million for the three months ended March 31, 2014 was primarily the result of (i) a net loss of approximately $4.0 million and (ii) approximately $0.3 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable. Cash used to fund net losses is reduced by approximately $1.1 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $314,000 as of March 31, 2014 compared with December 31, 2013, primarily as a result of success in collecting cash from net revenues to our customers in accordance with our standard payment terms.

Deferred revenue increased approximately $48,000 during the three months ended March 31, 2014 compared with December 31, 2013, primarily as a result of additional license technology agreements and engineering projects entered into during the three months ended March 31, 2014.

Net cash used in operating activities of $1.7 million for the three months ended March 31, 2013 was primarily the result of (i) a net loss of approximately $3.6 million and (ii) approximately $1.3 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable. Cash used to fund net losses is reduced by approximately $0.6 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.3 million as of March 31, 2013 compared with December 31, 2012, primarily as a result of a decrease in net revenues from approximately $2.3 million in the fourth quarter of 2012 compared to approximately $0.6 million in the first quarter of 2013. During the three months ended March 31, 2013, we were successful in collecting cash from net revenues to our customers in accordance with our standard payment terms.

 Deferred revenue increased approximately $0.2 million during the three months ended March 31, 2013 compared with December 31, 2012, primarily as a result of additional license technology agreements and engineering projects entered into during the three months ended March 31, 2013.

In the three months ended March 31, 2014, we purchased $46,000 of property and equipment, primarily computers and test equipment.

Net cash provided by financing activities was the result of net proceeds of $36,000 received in connection with the exercise of warrants to purchase 11,500 shares of our common stock during the three months ended March 31, 2014.

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

May 2014 Purchase Agreement

On May 9, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor pursuant to which we agreed to issue 2,500,000 shares of common stock at a price of $4.00 per share (the “Investor Shares”) and a warrant (the “Investor Warrant”) for an aggregate purchase price of $10,000,000 in gross proceeds.  Under the terms of the Investor Warrant, the holder is entitled to exercise the Investor Warrant to purchase up to an aggregate of 1,964,636 shares of common stock at an exercise price of $5.09 per share for a period of 18 months from the issuance date.  Cash exercise of the Investor Warrant will result in us receiving up to $10,000,000 in gross proceeds.  Closing of the investment pursuant to the Purchase Agreement is expected to occur by May 15, 2014 and is subject to certain closing conditions described therein.

In connection with Purchase Agreement, we also entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the SEC relating to the offer and sale by the holder of the Investor Shares and the shares of common stock issuable upon exercise of the Investor Warrant (the “Investor Warrant Shares”).  Pursuant to the registration rights agreement, we are obligated to file the registration statement within 30 days of closing and to use best efforts to cause the registration statement to be declared effective within 90 days of closing.  Failure to meet those and related obligations, or failure to maintain the effective registration of the Investor Shares and Investor Warrant Shares will subject us to payment for liquidated damages.

In connection with the sale of the Investor Shares, we have agreed to pay a fee to a placement agent of $600,000, and have further agreed to pay a fee to the placement agent of up to $600,000 in connection with the exercise of the Investor Warrant.  In addition, we have agreed to issue to the placement agent a warrant, subject to the same terms as the Investor Warrant, to acquire 117,879 shares of common stock.

Copies of the securities purchase agreement, the registration rights agreement, and the form of warrant are included as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2014, and are incorporated herein by reference. The foregoing summaries of each of the three transaction documents are qualified in their entirety by reference to such documents.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen, and is subject to foreign currency exchange rate risk.  Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona or Japanese Yen will impact our future operating results. The majority of our consolidated net revenues 84% are denominated in U.S. dollars and approximately 54% of our consolidated costs are denominated in U.S. dollars. We do not believe changes in foreign currency exchange rates will be material to our financial position or results of operations. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4.               Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 1A.            Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.               Exhibits

Exhibit #	Description
3.1
Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))

3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 12, 2014 (file no. 1-35526))
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 12, 2014 (file no. 1-35526))
10.3	Investor Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on May 12, 2014 (file no. 1-35526))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 2014.

NEONODE INC.

Date: May 12, 2014	By:	/s/ David Brunton
David Brunton
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and
Accounting Officer)