Form 10-Q
period 2014-06-30
Neonode, Inc
filed 2014-08-06
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 1-35526

NEONODE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2014, was 40,455,352.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2014

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 6	Exhibits	26

SIGNATURES		27

EXHIBITS

PART I. Financial Information

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$12,048	$8,815
Accounts receivable	709	969
Projects in process	778	736
Prepaid expenses and other current assets	573	616
Total current assets	14,108	11,136

Deposits	17	-
Property and equipment, net	859	335
Total assets	$14,984	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509	$479
Accrued expenses	1,242	978
Deferred revenue	3,468	3,666
Current portion of capital lease obligations	71	-

Total current liabilities	5,290	5,123

Capital lease obligations, net of current portion	459	-

Total liabilities	5,749	5,123

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 40,455,352 and 37,933,799 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	40	38
Additional paid-in capital	168,696	157,994
Accumulated other comprehensive income	76	11
Accumulated deficit	(159,577)	(151,695)
Total stockholders' equity	9,235	6,348
Total liabilities and stockholders’ equity	$14,984	$11,471

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net revenues	$865	$1,084	$1,879	$1,632
Cost of revenues	452	662	618	678
Gross margin	413	422	1,261	954

Operating expenses:
Product research and development	1,742	1,441	3,526	3,075
Sales and marketing	756	893	1,798	1,698
General and administrative	1,789	1,189	3,818	2,841

Total operating expenses	4,287	3,523	9,142	7,614
Loss before provision for income taxes	(3,874)	(3,101)	(7,881)	(6,660)
Provision for income taxes	-	19	1	30
Net loss	$(3,874)	$(3,120)	$(7,882)	$(6,690)
Loss per common share:
Basic and diluted loss per share	$(0.10)	$(0.09)	$(0.20)	$(0.20)
Basic and diluted – weighted average number of common shares outstanding	39,233	34,135	38,587	33,825

See accompanying notes to condensed consolidated financial statements.

4

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(3,874)	$(3,120)	$(7,882)	$(6,690)
Other comprehensive income:
Foreign currency translation adjustments	30	41	65	54
Total comprehensive loss	$(3,844)	$(3,079)	$(7,817)	$(6,636)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,882)	$(6,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,415	1,339
Depreciation and amortization	83	64
Loss on disposal of property and equipment	-	1
Changes in operating assets and liabilities:
Accounts receivable	236	1,431
Projects in process	(44)	(624)
Prepaid expenses and other assets	(61)	259
Accounts payable and accrued expenses	429	20
Deferred revenue	(186)	88
Net cash used in operating activities	(6,010)	(4,112)

Cash flows from investing activities:
Purchase of property and equipment	(86)	(34)
Net cash used in investing activities	(86)	(34)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	9,254	-
Proceeds from exercise of stock options	-	166
Proceeds from exercise of stock warrants	36	200
Net cash provided by financing activities	9,290	366

Effect of exchange rate changes on cash	39	37

Net increase (decrease) in cash	3,233	(3,743)
Cash at beginning of period	8,815	9,097
Cash at end of period	$12,048	$5,354

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$30

Supplemental disclosure on non-cash investing and financing activities:
Purchase of equipment with capital lease obligation	$530	$-

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Operations

Neonode Inc. (“we”, “us”, “our”, the “Company”), develops and licenses touch user interfaces and optical multi-touch solutions to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed Neonode technology into devices that they produce and sell.

Reclassifications

Projects in process as of December 31, 2013 are now reported under their own caption, separate from prepaid expenses and other current assets, in the accompanying condensed consolidated balance sheet and as a separate component of cash flows from operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2013, in order to conform to the current period presentation.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheets at December 31, 2013 and June 30, 2014 (unaudited) and the unaudited condensed consolidated statements of operations, other comprehensive loss for the three and six months ended June 30, 2014 and 2013 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (“NTAB”) (Sweden), Neonode Americas Inc. (U.S.) (“NAI”), Neonode KK (Japan) (“NJK”), NEON Technology Inc. (U.S.) (“NTI”) and Neno User Interface Solutions AB (Sweden) (“NUIAB”).  All significant intercompany accounts and transactions have been eliminated.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan and Sweden. At times, deposits held with financial institutions in the U.S. may exceed the amount of insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. As of June 30, 2014, we had approximately $11.6 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. We determined that an allowance for doubtful accounts was not necessary at June 30, 2014 and December 31, 2013.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  As of June 30, 2014, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona and Japanese Yen. The translation from Swedish Krona and Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Foreign currency translation gains were $30,000 and $65,000 during the three and six months ended June 30, 2014, respectively, compared to translation gains of $41,000 and $54,000 during the same periods in 2013, respectively. Gains or losses resulting from translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $8,000 and $34,000 during the three and six months ended June 30, 2014, respectively, compared to $87,000 and $124,000 during the same periods in 2013, respectively.

Concentration of Credit and Business Risks

Our customers are located in the Americas, Europe and Asia.

As of December 31, 2013, two customers represented approximately 56% of the Company’s consolidated accounts receivable.

As of June 30, 2014, three customers represented approximately 79% of the Company’s consolidated accounts receivable.

During the three and six months ended June 30, 2014, six and four customers represented approximately 75% and 56% of our consolidated net revenues, respectively.

During the three and six months ended June 30, 2013, four and three customers represented approximately 58% and 60% of our consolidated net revenues, respectively.

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2014.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2014 amounted to approximately $23,000 and $129,000, respectively. Advertising costs for the three and six months ended June 30, 2013 amounted to approximately $5,000 and $85,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2014 and December 31, 2013. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2014 and December 31, 2013, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2014 and 2013 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Income (Loss)

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.60 and 6.56 Swedish Krona to one U.S. Dollar for the three months ended June 30, 2014 and 2013, respectively. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.53 and 6.50 Swedish Krona to one U.S. Dollar for the six months ended June 30, 2014 and 2013, respectively. The exchange rate for the consolidated balance sheets was 6.74 and 6.48 Swedish Krona to one U.S. Dollar as of June 30, 2014 and December 31, 2013, respectively.  The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 102.12 and 98.75 Japanese Yen to one U.S. Dollar for the three months ended June 30, 2014 and 2013, respectively. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 102.47 and 95.49 Japanese Yen to one U.S. Dollar for the six months ended June 30, 2014 and 2013, respectively. The exchange rate for the consolidated balance sheet was 101.40 and 94.16 Japanese Yen to one U.S. Dollar as of June 30, 2014 and December 31, 2013, respectively.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance at the beginning of our first quarter of fiscal year 2014, and did not determine there is any impact on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

3.   Deferred Revenue

As of June 30, 2014 and December 31, 2013, we had $2.5 million of deferred license fee revenue related to prepayments for future license fees from four and three customers, respectively, and a total of $0.9 million and $1.2 million, respectively, of deferred engineering development fees from sixteen and twenty-one customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by our customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

4.   Stockholders’ Equity

Common Stock

During the three months ended June 30, 2014, we sold 2,500,000 shares of our common stock at a price of $4.00 per share to an accredited institutional investor (see Note 9).

During the six months ended June 30, 2014, warrant holders exercised warrants to purchase 17,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 10,053 shares of our common stock. In addition, warrant holders exercised warrants to purchase 11,500 shares of common stock and paid a cash exercise price of $3.13 per share for total cash proceeds of approximately $36,000.

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

The following table summarizes the Preferred stock not yet converted as of June 30, 2014.

	Shares of Preferred Stock Not Exchanged as of June 30, 2014	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2014

Series B Preferred stock	83	132.07	10,962

5.   Stock-Based Compensation

The stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 reflects the fair value of the vested portion of options and warrants granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Product research and development	$92	$58	$360	$118
Sales and marketing	76	194	251	385
General and administrative	175	501	804	836
Total stock based compensation expense	$343	$753	$1,415	$1,339

Remaining unamortized expense at June 30, 2014
Stock-based compensation	$1,657

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 1.9 years.

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

We had two equity incentive plans as of June 30, 2014:

●      The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008; and

●      The 2006 Equity Incentive Plan, including the Swedish Sub-Plan to the 2006 Equity Incentive Plan, (the “2006 Plan”).

We also had one non-employee director stock option plan as of June 30, 2014:

●      The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,600,583	$5.22
Granted	335,000	7.09
Expired	(600)	58.25
Outstanding at June 30, 2014	1,934,983	$5.53

The aggregate intrinsic value of the 1,934,983 stock options that are outstanding, vested and expected to vest as of June 30, 2014 was $0.

For the three and six months ended June 30, 2014 and 2013, we recorded $0.3 million and $1.4 million and $0.6 million and $1.2 million, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the six months ended June 30, 2014, we granted options to purchase 325,000 shares of our common stock to employees and an option to purchase 10,000 shares of our common stock to a member of our board of directors with a grant date fair value of $1.2 million computed using the Black-Scholes option pricing model. The weighted-average grant date fair value of the options granted during the six months ended June 30, 2014 was $3.46 per share.

See below for assumptions used in the valuation of stock options:

For the six months ended
June 30, 2014

Annual dividend yield	-
Expected life (years)	1.50 - 4.30
Risk-free interest rate	0.27% - 1.47%
Expected volatility	61% - 109%

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

Warrants

During the three months ended June 30, 2014, we issued warrants to purchase up to an aggregate of 2,575,000 shares of our common stock to an accredited institutional investor and placement agent in connection with a private placement equity raise at an exercise price of $5.09 per share for a period of 18 months from the May 15, 2014 issuance date (see Note 9).

A summary of all warrant activity is set forth below:

	June 30, 2014
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2014	828,573	$2.39	2.06
Granted	2,575,000	5.09	-
Expired/cancelled	(20,000)	4.05	-
Exercised	(28,500)	2.85	-
Outstanding and exercisable, June 30, 2014	3,355,073	$4.45	1.44

Outstanding Warrants to Purchase Common Stock as of June 30, 2014:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	349,973	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
September 2011 Employee Warrant	9/12/2011	$3.90	20,000	9/12/2014
May 2014 Agent Warrant	5/15/2014	$5.09	75,000	11/15/2015
May 2014 Investor Warrant	5/15/2014	$5.09	2,500,000	11/15/2015
Total Warrants Outstanding			3,355,073

6. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of June 30, 2014 and December 31, 2013.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2014 and December 31, 2013.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date as of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and six months ended June 30, 2014 and 2013, $42,000 and $74,000 and $52,000 and $270,000, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through June 30, 2014, we made total payments of $344,000 under the NN1001 Agreement and there is approximately $117,000 included in our accounts payable as of June 30, 2014.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. As a result, through June 30, 2014, we had made no payments under the NN1002 Agreement.

Equipment Subject to Capital Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original 6 year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The equipment is to be amortized to research and development expense on a straight line basis over 6 years at the rate of approximately $21,000 per quarter. The interest rate of the lease is 4% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital lease as of June 30, 2014: (in thousands)

Year ending December 31,	Total
2014 (remaining six months)	$46
2015	91
2016	91
2017	91
2018	91
Thereafter	192
Total minimum payments required:	602
Less amount representing interest:	(72)
Present value of net minimum lease payments:	530
Less current portion	(71)
$459

7.   Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three and six months ended June 30, 2014 and 2013 were to customers located in the Americas, Europe and Asia.

The following table presents net revenues by geographic region for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014		Three months ended June 30, 2013
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$350	39%	$457	42%
Net revenues from customers in Asia	515	61%	535	49%
Net revenues from customers in Europe	-	-	92	9%
	$865	100%	$1,084	100%

	Six months ended June 30, 2014		Six months ended June 30, 2013
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,018	54%	$748	46%
Net revenues from customers in Asia	836	45%	774	47%
Net revenues from customers in Europe	25	1%	110	7%
	$1,879	100%	$1,632	100%

8.   Net Loss Per Share

Basic net loss per common share for the three and six months ended June 30, 2014 and 2013 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0.3 million and 0.3 million outstanding stock options, 0.6 million and 2.5 million outstanding stock warrants under the treasury stock method and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2014 and 2013, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended June 30,
	2014	2013
BASIC AND DILUTED
Weighted average number of common shares outstanding	39,233	34,135
Number of shares for computation of net loss per share	39,233	34,135
Net loss	$(3,874)	$(3,120)

Net loss per share - basic and diluted	$(0.10)	$(0.09)

(in thousands, except per share amounts)	Six months ended June 30,
	2014	2013
BASIC AND DILUTED
Weighted average number of common shares outstanding	38,587	33,825
Number of shares for computation of net loss per share	38,587	33,825
Net loss	$(7,882)	$(6,690)

Net loss per share - basic and diluted	$(0.20)	$(0.20)

9.   Financing Transaction

On May 9, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor pursuant to which we agreed to issue 2,500,000 shares of our common stock at a price of $4.00 per share (the “Investor Shares”) and a warrant (the “Investor Warrant”) for an aggregate purchase price of $10,000,000 in gross proceeds and net proceeds of approximately $9.3 million after expenses and fees, including a placement agent fee described below.  Full exercise of the Investor Warrant will result in us receiving an additional $12,725,000 in gross proceeds, excluding any placement agent fee paid as described below.  Closing of the investment transaction pursuant to the Purchase Agreement occurred on May 15, 2014. In accordance with a registration rights agreement with the investor (the “Registration Rights Agreement”), we filed a registration statement with the SEC to register the Investor Shares and the shares of our common stock issuable upon exercise of the Investor Warrant (the “Investor Warrant Shares”) that became effective on June 12, 2014.

The terms of the Investor Warrant provide that it may be exercised to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $5.09 per share for a period of 18 months from the May 15, 2014 issuance date.  The holder may exercise the Investor Warrant in whole or in part.   The terms of the Investor Warrant require that exercise may only be for cash and not a cashless basis unless, after a period of six months from May 15, 2014 issuance date, there has been a failure to maintain the effective registration of the Investor Warrant Shares. The exercise price of the Investor Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions a “fundamental event” or “stock combination event” as provided for in the terms of the Investor Warrant.

In connection with the sale of the Investor Shares, we paid a fee to a placement agent of $600,000, and have further agreed to pay a fee to the placement agent of up to $600,000 in connection with exercise(s) of the Investor Warrant.  In addition, we issued to the placement agent a warrant (the “Agent Warrant”) exercisable for a period of 18 months from the issuance date of May 15, 2014 to acquire up to an aggregate of 75,000 shares of our common stock.  The Agent Warrant is subject to the same terms and provisions of the Investor Warrant described above.

Copies of the Purchase Agreement, the Registration Rights Agreement, the Investor Warrant, and the Agent Warrant are filed as exhibits to this Quarterly Report on Form 10-Q, and are incorporated herein by reference. The foregoing summaries of each of the transaction documents are qualified in their entirety by reference to such documents.

10.   Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, a history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, uncertainty regarding expansion or other corporate transactions and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this Quarterly Report on Form 10-Q. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, the “registrant”, or the “Company”.

Overview

Neonode develops and licenses user interfaces and optical infrared touch technology.  Our touch technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. We offer our family of touch solutions under the name MultiSensing. Our MultiSensing offerings are based upon our patented technology we call zForce. We license our touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who incorporate it into devices that they produce and sell.  OEMs and ODMs use our touch technology in controller chips we developed in collaboration with Texas Instruments designed specifically for our touch technology.  Our licensing model allows us to focus on the development of solutions for touchscreens and touch-enabled surfaces.  We do not manufacture products or components. Our touch technology can be incorporated by OEMs and ODMs into a wide range of devices such as mobile phones, tablets and e-readers, toys and gaming consoles, printers, household appliances, wearable goods, and advanced automotive infotainment systems.

As of June 30, 2014, we had thirty-six technology license agreements with global OEMs and ODMs. Nine of our customers are currently shipping products and we anticipate other customers will initiate product shipments as they complete their final product development and release cycle throughout 2014 and 2015.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products such as laptop computers, all-in-one computers and stand-alone monitors running Microsoft Windows 8 and Google Chrome operating systems, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, wearable electronics, games and toys. The development and release cycle for these products typically takes six to thirty-six months.

Results of Operations

Net Revenues

Net revenues for the three and six months ended June 30, 2014 were $0.9 million and $1.9 million, respectively, compared to net revenues for the three and six months ended June 30, 2013 of $1.1 million and $1.6 million, respectively. Our net revenues for the three and six months ended June 30, 2014 included $0.4 million and $1.3 million from license fees plus $0.5 million and $0.6 million, respectively, of fees for engineering design services related to our touch solutions for customers. Our net revenues for the three and six months ended June 30, 2013 included $0.6 million and $1.2 million from license fees plus $0.5 million and $0.4 million, respectively, of fees for engineering design services related to our touch solutions for customers.

The decrease in net revenues for the three months ended June 30, 2014 as compared to the same period in 2013 is due primarily to a decrease in license fees earned from four customers shipping eReader products. This decrease was partially offset by an increase in license fees earned from new product shipments of children’s tablets and printers earned from two customers.

The increase in net revenues for the six months ended June 30, 2014 as compared to the same period in 2013 is due primarily to an increase in license fees earned from new product shipments of children’s tablets, printers and dealer installed automotive infotainment system earned from four customers. This increase was partially offset by a decrease in license fees earned from six customers shipping eReader products.

 Gross Margin

Gross margin was $0.4 million and $1.3 million for the three and six months ended June 30, 2014, respectively, compared to $0.4 million and $1.0 million for the same periods in 2013, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased in the six months ended June 30, 2014 compared to the same period in 2013 due to the increase in our total revenues particularly our license fee revenue. The gross margin related to our license fees is 100% and when license fees as a percentage of our total revenue increase our gross margin will increase.

Product Research and Development

Product research and development (R&D) expenses for the three and six months ended June 30, 2014 were $1.7 million and $3.5 million, respectively, compared to $1.4 million and $3.1 million for the same periods in 2013.  R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements along with costs related to developing and building new product prototypes. We continue to pursue and expand R&D expenditures on the development of our touch technologies. Included in R&D expenses is $92,000 and $360,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2014, respectively, compared to $58,000 and $118,000 for the same periods in 2013.

Sales and Marketing

Sales and marketing (S&M) expenses for the three and six months ended June 30, 2014 were $0.8 million and $1.8 million, respectively, compared to $0.9 million and $1.7 million for the same periods in 2013, respectively. Included in S&M expenses is $76,000 and $251,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2014, respectively, compared to $194,000 and $385,000 for the same periods in 2013. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (G&A) expenses for the three and six months ended June 30, 2014 were $1.8 million and $3.8 million, respectively, compared to $1.2 million and $2.8 million for the same periods in 2013, respectively. This overall increase in 2014 as compared to 2013 is primarily related to salary expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts. The increases in certain G&A expenses was partially offset by a decrease in non-cash stock option expense in 2014 related to stock options issued to employees and members of our Board of Directors. Included in G&A expenses is $175,000 and $804,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2014, respectively, compared to $501,000 and $836,000 for the same periods in 2013.

Income Taxes

Our effective tax rate was 0% in the three and six months ended June 30, 2014 and 2013, respectively.  We recorded valuation allowances for the three and six month periods ended June 30, 2014 and 2013 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.9 million and $7.9 million for the three and six months ended June 30, 2014, respectively, compared to a net loss of $3.1 million and $6.7 million, respectively, in the comparable periods in 2013.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and six months ended June 30, 2014 and 2013, $42,000 and $74,000 and $52,000 and $270,000, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through June 30, 2014, we made total payments of $344,000 under the NN1001 Agreement and there is approximately $117,000 included in our accounts payable as of June 30, 2014.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. As a result, through June 30, 2014, we had made no payments under the NN1002 Agreement.

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

On July 1, 2013, NTAB entered into a lease for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease is valid through June 30, 2015. The lease can be automatically extended on a yearly basis unless we provide at least three months written notice.

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2014 is as follows (in thousands):

Year ending December 31,	Total
2014 (remaining six months)	$276
2015	283
$559

Equipment Subject to Capital Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original 6 year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The interest rate of the lease is 4% per annum.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	our actual versus anticipated licensing of our technology;
●	our actual versus anticipated operating expenses;
●	the timing of our OEM customer product shipments;
●	the timing of payment for our technology licensing agreements;
●	our actual versus anticipated gross profit margin;
●	our ability to raise additional capital, if necessary; and
●	our ability to secure credit facilities, if necessary.

At June 30, 2014, we had cash of $12.0 million, as compared to $8.8 million at December 31, 2013.

Working capital (current assets less current liabilities) was $8.8 million at June 30, 2014, compared to working capital of $6.0 million at December 31, 2013.

Net cash used in operating activities for the six months ended June 30, 2014 was $6.0 million and was primarily the result of (i) a net loss of approximately $7.9 million and (ii) approximately $0.4 million in net cash provided by changes in operating assets and liabilities and (iii) approximately $1.5 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $0.2 million at June 30, 2014 compared with December 31, 2013, primarily as a result of collecting cash from our customers in accordance with our standard payment terms.

Deferred revenue decreased approximately $0.2 million during the six months ended June 30, 2014 compared with December 31, 2013, primarily as a result of completing certain engineering projects during the six months ended June 30, 2014.

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

In the six months ended June 30, 2014, we purchased approximately $86,000 of property and equipment, primarily computers and test equipment.

Net cash provided by financing activities was the result of net proceeds of approximately $9.3 million from the sale of our common stock and $36,000 received in connection with the exercise of warrants to purchase 11,500 shares of our common stock during the six months ended June 30, 2014.

In May 2014, we received $9.3 million cash, net of $0.7 million selling expenses and placement agent fee as described below, from an accredited institutional investor and we issued 2,500,000 shares of our common stock at a price of $4.00 per share (the “Investor Shares”) and a warrant (the “Investor Warrant”) for an aggregate purchase price of $10,000,000 in gross proceeds.  Full exercise of the Investor Warrant will result in us receiving an additional $12,725,000 in gross proceeds, excluding any placement agent fee paid as described below. In accordance with a registration rights agreement with the investor (the “Registration Rights Agreement”), we filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register the Investor Shares and the shares of our common stock issuable upon exercise of the Investor Warrant (the “Investor Warrant Shares”) that became effective on June 12, 2014. The terms of the Investor Warrant provide that it may be exercised to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $5.09 per share for a period of 18 months from the May 15, 2014 issuance date.  The holder may exercise the Investor Warrant in whole or in part.   The terms of the Investor Warrant require that exercise may only be for cash and not a cashless basis unless, after a period of six months from closing, there has been a failure to maintain the effective registration of the Investor Warrant Shares. In connection with the sale of the Investor Shares, we paid a fee to a placement agent of $600,000, and have further agreed to pay a fee to the placement agent of up to $600,000 in connection with exercise(s) of the Investor Warrant.  In addition, we issued to the placement agent a warrant (the “Agent Warrant”) exercisable for a period of 18 months from the issuance date of May 15, 2014 to acquire up to an aggregate of 75,000 shares of our common stock.  The Agent Warrant is subject to the same terms and provisions of the Investor Warrant described above.   Copies of the Purchase Agreement, the Registration Rights Agreement, the Investor Warrant, and the Agent Warrant are filed as exhibits to this Quarterly Report on Form 10-Q, and are incorporated herein by reference. The foregoing summaries of each of the transaction documents are qualified in their entirety by reference to such documents.

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

During the three months ended June 30, 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014.

We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. At June 30, 2014, there were 5,000,000 shares that remained registered and available for issuance under our shelf registration.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona or Japanese Yen will impact our future operating results. The majority of our consolidated net revenues 89% are denominated in U.S. dollars and approximately 50% of our consolidated costs are denominated in U.S. dollars. We do not believe changes in foreign currency exchange rates will be material to our financial position or results of operations. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
10.1	Securities Purchase Agreement, dated May 9, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 12, 2014 (file no. 1-35526))
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 12, 2014 (file no. 1-35526))
10.3	Investor Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, as amended, filed on May 19, 2014 (file no. 1-35526))
10.4	Agent Warrant (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, as amended, filed on May 19, 2014 (file no. 1-35526))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 2014.

NEONODE INC.

Date: August 6, 2014	By:	/s/ David Brunton
David Brunton
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and
Accounting Officer)

