Form 10-Q
period 2014-09-30
Neonode, Inc
filed 2014-11-06
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐     Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 1-35526

NEONODE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Storgatan 23C, 114 55 Stockholm, Sweden

(Address of principal executive offices and zip code)

+46 (0) 8 667 17 17

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2014 was 40,455,352.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2014

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4	Controls and Procedures	26

PART II	Other Information

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 6	Exhibits	27

SIGNATURES		28

EXHIBITS

PART I. Financial Information

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$8,844	$8,815
Accounts receivable, net	558	969
Projects in process	503	736
Prepaid expenses and other current assets	651	616
Total current assets	10,556	11,136

Property and equipment, net	758	335
Total assets	$11,314	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651	$479
Accrued expenses	848	978
Deferred revenue	3,252	3,666
Current portion of capital lease obligations	66	-

Total current liabilities	4,817	5,123

Capital lease obligations, net of current portion	410	-
Total liabilities	5,227	5,123

Commitments and contingencies (Note 6)

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at September 30, 2014 and December 31, 2013. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	--	--
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 40,455,352 and 37,933,799 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	40	38
Additional paid-in capital	168,875	157,994
Accumulated other comprehensive (loss) income	(6)	11
Accumulated deficit	(162,822)	(151,695)
Total stockholders' equity	6,087	6,348
Total liabilities and stockholders’ equity	$11,314	$11,471

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net revenues	$1,126	$1,076	$3,005	$2,708
Cost of revenues	422	765	1,040	1,443
Gross margin	704	311	1,965	1,265

Operating expenses:
Product research and development	1,767	2,211	5,293	5,286
Sales and marketing	725	406	2,523	2,104
General and administrative	1,457	972	5,275	3,813

Total operating expenses	3,949	3,589	13,091	11,203
Loss before provision for income taxes	(3,245)	(3,278)	(11,126)	(9,938)
Provision for income taxes	-	65	1	95
Net loss	$(3,245)	$(3,343)	$(11,127)	$(10,033)
Loss per common share:
Basic and diluted loss per share	$(0.08)	$(0.09)	$(0.28)	$(0.29)
Basic and diluted – weighted average number of common shares outstanding	40,455	35,437	39,219	34,366

See accompanying notes to condensed consolidated financial statements.

4

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss	$(3,245)	$(3,343)	$(11,127)	$(10,033)
Other comprehensive income (loss):
Foreign currency translation adjustments	(82)	(46)	(17)	8
Total comprehensive loss	$(3,327)	$(3,389)	$(11,144)	$(10,025)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,127)	$(10,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,594	2,101
Bad debt expense	18	-
Depreciation and amortization	145	104
Loss on disposal of property and equipment	-	1
Changes in operating assets and liabilities:
Accounts receivable	393	1,040
Projects in process	229	-
Prepaid expenses and other assets	(176)	(458)
Accounts payable and accrued expenses	252	(32)
Deferred revenue	(381)	748
Net cash used in operating activities	(9,053)	(6,529)

Cash flows from investing activities:
Purchase of property and equipment	(98)	(136)
Net cash used in investing activities	(98)	(136)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	9,253	6,899
Proceeds from exercise of stock options	-	524
Proceeds from exercise of stock warrants	36	699
Principal payments on capital lease obligations	(18)	-
Net cash provided by financing activities	9,271	8,122

Effect of exchange rate changes on cash	(91)	14

Net increase in cash	29	1,471
Cash at beginning of period	8,815	9,097
Cash at end of period	$8,844	$10,568

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$-
Cash paid for interest	$8	$95

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with capital lease obligation	$530	$-
Cashless exercise of warrants	$-	$3
Stock subscription receivable	$-	$286

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Operations

Neonode Inc. (“we”, “us”, “our”, the “Company”), develops and licenses touch user interfaces and optical multi-touch solutions to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed Neonode’s technology into devices that they produce and sell.

Reclassifications

Projects in process as of December 31, 2013 are now reported under their own caption, separate from prepaid expenses and other current assets, in the accompanying condensed consolidated balance sheet and as a separate component of cash flows from operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2013, in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheets at December 31, 2013 and September 30, 2014 (unaudited) and the unaudited condensed consolidated statements of operations, other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (“NTAB”), Neonode Americas Inc. (U.S.) (“NAI”), Neonode KK (Japan) (“NJK”), NEON Technology Inc. (U.S.) (“NTI”) and Neno User Interface Solutions AB (Sweden) (“NUIAB”).  All significant intercompany accounts and transactions have been eliminated.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan and Sweden. At times, deposits held with financial institutions in the U.S. may exceed the amount of insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”), which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. As of September 30, 2014, we had approximately $8.4 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. We recorded an allowance for doubtful accounts of $18,000 as of September 30, 2014. We determined that an allowance for doubtful accounts was not necessary at December 31, 2013.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  As of September 30, 2014, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will materialize, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona and Japanese Yen. The translation from Swedish Krona and Japanese Yen to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Foreign currency translation gains (losses) were $(82,000) and $(17,000) during the three and nine months ended September 30, 2014, respectively, compared to translation gains (losses) of $(46,000) and $8,000 during the same periods in 2013, respectively. Gains (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions are included in general and administrative expense in the accompanying condensed consolidated statements of operations and were $86,000 and $120,000 during the three and nine months ended September 30, 2014, respectively, compared to $(33,000) and $157,000 during the same periods in 2013, respectively.

Concentration of Credit and Business Risks

Our customers are located in the Americas, Europe and Asia.

As of December 31, 2013, two customers represented approximately 56% of the Company’s consolidated accounts receivable.

As of September 30, 2014, two customers represented approximately 77% of the Company’s consolidated accounts receivable.

During the three and nine months ended September 30, 2014, one and four customers represented approximately 30% and 49% of our consolidated net revenues, respectively.

During the three and nine months ended September 30, 2013, three and four customers represented approximately 64% of our consolidated net revenues, respectively.

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2014.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2014 amounted to approximately $18,000 and $147,000, respectively. Advertising costs for the three and nine months ended September 30, 2013 amounted to approximately $31,000 and $160,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2014 and December 31, 2013. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2014 and December 31, 2013, we had no unrecognized tax benefits.

Net Loss Per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the period. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2014 and 2013 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Comprehensive Income (Loss)

Our comprehensive loss includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets as accumulated other comprehensive (loss) income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.94 and 6.55 Swedish Krona to one U.S. Dollar for the three months ended September 30, 2014 and 2013, respectively. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 6.67 and 6.51 Swedish Krona to one U.S. Dollar for the nine months ended September 30, 2014 and 2013, respectively. The exchange rate for the consolidated balance sheets was 7.26 and 6.48 Swedish Krona to one U.S. Dollar as of September 30, 2014 and December 31, 2013, respectively.  The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 103.87 and 98.88 Japanese Yen to one U.S. Dollar for the three months ended September 30, 2014 and 2013, respectively. The weighted-average exchange rate for the consolidated statements of operations and comprehensive loss was 102.94 and 96.63 Japanese Yen to one U.S. Dollar for the nine months ended September 30, 2014 and 2013, respectively. The exchange rate for the consolidated balance sheet was 109.43 and 105.22 Japanese Yen to one U.S. Dollar as of September 30, 2014 and December 31, 2013, respectively.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance at the beginning of our first quarter of fiscal year 2014, and did not determine there is any impact on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

3. Deferred Revenue

As of September 30, 2014 and December 31, 2013, we had $2.7 million and $2.5 million of deferred license fee revenue related to prepayments for future license fees from four and three customers, respectively, and a total of $0.6 million and $1.2 million, respectively, of deferred engineering development fees from ten and twenty-one customers, respectively. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by our customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers.

4. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2014, we sold 2,500,000 shares of our common stock at a price of $4.00 per share to an accredited institutional investor for an aggregate purchase price of $10,000,000 in gross proceeds and net proceeds of approximately $9.3 million after expenses and fees, including a $600,000 placement agent fee.

During the nine months ended September 30, 2014, warrant holders exercised warrants to purchase 17,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 10,053 shares of our common stock. In addition, warrant holders exercised warrants to purchase 11,500 shares of common stock and paid a cash exercise price of $3.13 per share for total cash proceeds of approximately $36,000.

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

The following table summarizes the Preferred stock not yet converted as of September 30, 2014.

	Shares of Preferred Stock Not Exchanged as of September 30, 2014	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2014

Series B Preferred stock	83	132.07	10,962

5.   Stock-Based Compensation

The stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 reflects the fair value of the vested portion of options and warrants granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Product research and development	$73	$69	$433	$187
Sales and marketing	51	364	302	749
General and administrative	55	329	859	1,165
Total stock-based compensation expense	$179	$762	$1,594	$2,101

Remaining unamortized expense at September 30, 2014
Stock-based compensation	$965

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

We had two equity incentive plans as of September 30, 2014:

●	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008; and

●	The 2006 Equity Incentive Plan, including the Swedish Sub-Plan to the 2006 Equity Incentive Plan, (the “2006 Plan”).

We also had one non-employee director stock option plan as of September 30, 2014:

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,600,583	$5.22
Granted	365,000	6.77
Expired/forfeited	(142,494)	11.74
Outstanding at September 30, 2014	1,823,089	$5.02

The aggregate intrinsic value of the 1,823,089 stock options that are outstanding, vested and expected to vest as of September 30, 2014 was $0.

For the three and nine months ended September 30, 2014 and 2013, we recorded $0.2 million and $1.6 million and $0.7 million and $1.9 million, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the nine months ended September 30, 2014, we granted options to purchase 355,000 shares of our common stock to employees and an option to purchase 10,000 shares of our common stock to a member of our board of directors with a grant date fair value of $1.2 million computed using the Black-Scholes option pricing model. The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2014 was $3.35 per share.

See below for assumptions used in the valuation of stock options:

For the nine months
ended September 30, 2014

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

Warrants

In May 2014, we issued a warrant to an investor that may be exercised by November 15, 2015 to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $5.09 per share.  Full exercise of the investor warrant will result in us receiving $12,725,000 in gross proceeds, excluding any placement agent fee paid as described below. The holder may exercise the warrant in whole or in part.   The terms of the investor warrant require that exercise may only be for cash and not a cashless basis unless, after November 15, 2014, there has been a failure to maintain the effective registration of the common shares issuable upon exercise of the investor warrant shares. We filed a registration statement with the SEC to register the common shares issuable upon exercise of the investor warrant that became effective on June 12, 2014. The exercise price of the investor warrant is subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions a “fundamental event” or “stock combination event” as provided for in the terms of the investor warrant. We have agreed to pay a placement agent fee of up to $600,000 in connection with exercises of the investor warrant.  In addition, we issued to the placement agent a warrant to acquire up to an aggregate of 75,000 shares of our common stock.  The agent warrant is subject to the same terms and provisions of the investor warrant described above.

A summary of all warrant activity is set forth below:

	September 30, 2014
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2014	828,573	$2.39	2.06
Granted	2,575,000	5.09	--
Expired/cancelled	(40,000)	3.98	--
Exercised	(28,500)	2.85	--
Outstanding and exercisable, September 30, 2014	3,335,073	$4.45	1.19

Outstanding Warrants to Purchase Common Stock as of September 30, 2014:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	349,973	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2014 Agent Warrant	5/15/2014	$5.09	75,000	11/15/2015
May 2014 Investor Warrant	5/15/2014	$5.09	2,500,000	11/15/2015
Total Warrants Outstanding			3,335,073

6. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2014 and December 31, 2013.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2014 and December 31, 2013.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date as of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and nine months ended September 30, 2014 and 2013, approximately $14,000 and $93,000 and $74,000 and $344,000, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through September 30, 2014, we made total payments of approximately $387,000 under the NN1001 Agreement and there is approximately $93,000 included in our accrued expenses as of September 30, 2014.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. As a result, through September 30, 2014, we had made no payments under the NN1002 Agreement.

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

The following is a schedule of minimum future rentals on the non-cancelable capital lease as of September 30, 2014: (in thousands)

Year ending December 31, Total
2014 (remaining three months)	$26
2015	85
2016	85
2017	85
2018	85
Thereafter	172
Total minimum payments required:	538
Less amount representing interest:	(62)
Present value of net minimum lease payments:	476
Less current portion	(66)
$410

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three and nine months ended September 30, 2014 and 2013 were to customers located in the Americas, Europe and Asia.

The following table presents net revenues by geographic region for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$746	66%	$459	43%
Net revenues from customers in Asia	380	34%	420	39%
Net revenues from customers in Europe	-	-	197	18%
	$1,126	100%	$1,076	100%

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,764	59%	$1,208	45%
Net revenues from customers in Asia	1,216	40%	1,193	44%
Net revenues from customers in Europe	25	1%	307	11%
	$3,005	100%	$2,708	100%

8.   Net Loss Per Share

Basic net loss per common share for the three and nine months ended September 30, 2014 and 2013 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0.1 million and 0.4 million outstanding stock options, 0.4 million and 0.5 million outstanding stock warrants under the treasury stock method and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2014 and 2013, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,
	2014	2013
BASIC AND DILUTED
Weighted average number of common shares outstanding	40,455	35,437
Number of shares for computation of net loss per share	40,455	35,437
Net loss	$(3,245)	$(3,343)

Net loss per share - basic and diluted	$(0.08)	$(0.09)

(in thousands, except per share amounts)	Nine months ended September 30,
	2014	2013
BASIC AND DILUTED
Weighted average number of common shares outstanding	39,219	34,366
Number of shares for computation of net loss per share	39,219	34,366
Net loss	$(11,127)	$(10,033)

Net loss per share - basic and diluted	$(0.28)	$(0.29)

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

As of September 30, 2014, we had thirty-six technology license agreements with global OEMs and ODMs. Nine of our customers are currently shipping products and we anticipate other customers will initiate product shipments as they complete their final product development and release cycle throughout 2014 and 2015.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products such as laptop computers, all-in-one computers and stand-alone monitors running Microsoft Windows 8 and Google Chrome operating systems, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, wearable electronics, games and toys. The development and release cycle for these products typically takes six to thirty-six months.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended September 30, 2014 were $1.1 million and $3.0 million, respectively, compared to net revenues for the three and nine months ended September 30, 2013 of $1.1 million and $2.7 million, respectively. Our net revenues for the three and nine months ended September 30, 2014 included $0.6 million and $1.9 million from license fees plus $0.5 million and $1.1 million, respectively, of fees for engineering design services related to our touch solutions for customers. Our net revenues for the three and nine months ended September 30, 2013 included $0.9 million and $2.1 million from license fees plus $0.2 million and $0.6 million, respectively, of fees for engineering design services related to our touch solutions for customers.

There was a 5% increase in net revenues for the three months ended September 30, 2014 as compared to the same period in 2013. There was a 74% decrease in license fees earned from customers shipping eReader and tablet products. This decrease was offset by an increase in revenues for new product shipments of printers and PC and engineering design services for automotive.

The 11% increase in net revenues for the nine months ended September 30, 2014 as compared to the same period in 2013 was due primarily by an increase from new product shipments of printers, PC and engineering design services for automotive, which fully offset a 37% decline from license fees earned from customers shipping eReader products.

Gross Margin

Gross margin was $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, compared to $0.3 million and $1.3 million for the same periods in 2013, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin increased in the three and nine months ended September 30, 2014 compared to the same period in 2013 due to lower product development and prototype expenses charged to customer related engineering design services and to the increase in our total revenues. The gross margin related to our license fees is 100% and when license fees as a percentage of our total revenue increase our gross margin will increase.

Product Research and Development

Product research and development (R&D) expenses for the three and nine months ended September 30, 2014 were $1.8 million and $5.3 million, respectively, compared to $2.2 million and $5.3 million for the same periods in 2013.  The decrease in the quarter is mainly related to less usage of external consultants and external prototype services compared to the same period 2013. We have since May 2014 produced the majority of prototypes needed in house at our own prototype lab. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements along with costs related to developing and building new product prototypes. We continue to pursue and expand R&D expenditures on the development of our touch technologies. Included in R&D expenses is $73,000 and $433,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, compared to $69,000 and $187,000 for the same periods in 2013.

Sales and Marketing

Sales and marketing (S&M) expenses for the three and nine months ended September 30, 2014 were $0.7 million and $2.5 million, respectively, compared to $0.4 million and $2.1 million for the same periods in 2013, respectively. Included in S&M expenses is $51,000 and $302,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, compared to $364,000 and $749,000 for the same periods in 2013. The increase in expenses for the three and nine months ended September 30, 2014 is due to salaries and travel expenses for our sales force, that’s been expanded on all key markets since the beginning of the year. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (G&A) expenses for the three and nine months ended September 30, 2014 were $1.5 million and $5.3 million, respectively, compared to $1.0 million and $3.8 million for the same periods in 2013, respectively. This overall increase in 2014 as compared to 2013 was primarily related to salary expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts. The increases in certain G&A expenses was partially offset by a decrease in non-cash stock option expense in 2014 related to stock options issued to employees and members of our Board of Directors. Included in G&A expenses is $55,000 and $859,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, compared to $329,000 and $1.2 million for the same periods in 2013.

Income Taxes

Our effective tax rate was 0% in the three and nine months ended September 30, 2014 and 2013, respectively.  We recorded valuation allowances for the three and nine month periods ended September 30, 2014 and 2013 for deferred tax assets related to net operating losses due to the uncertainty of realization. In the event of future taxable income, our effective income tax rate in future periods could be lower than the statutory rate as such tax assets are realized.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.2 million and $11.1 million for the three and nine months ended September 30, 2014, respectively, compared to a net loss of $3.3 million and $10.0 million, respectively, in the comparable periods in 2013.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and nine months ended September 30, 2014 and 2013, approximately $14,000 and $93,000 and $74,000 and $344,000, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through September 30, 2014, we made total payments of approximately $387,000 under the NN1001 Agreement and there is approximately $93,000 included in our accrued expenses as of September 30, 2014.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate Neonode’s intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. As a result, through September 30, 2014, we had made no payments under the NN1002 Agreement.

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

NTAB has a lease for 2,723 square feet of office space located at Linnegatan 89D, Stockholm, Sweden for approximately $8,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $93,000 per year including property tax (excluding VAT). This lease is valid thru December 31, 2014. On September 12, 2013, NTAB entered into a sublease agreement for this office space for which we received a monthly sublease payment of approximately $9,700 until September 30, 2014, when the sublease was terminated. The office space will not be subleased until the lease expires on December 31, 2014.

On October 12, 2012, we entered into a two year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $3,000 per month. This lease is valid through October 12, 2014 at which time it converted to a month-to-month lease. The annual payment for this space equates to approximately $36,000 per year.

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

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2014 is as follows (in thousands):

Year ending December 31,	Total
2014 (remaining three months)	$135
2015	283
$418

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

At September 30, 2014 and December 31, 2013 we had cash of $8.8 million.

Working capital (current assets less current liabilities) was $5.7 million at September 30, 2014, compared to working capital of $6.0 million at December 31, 2013.

Net cash used in operating activities for the nine months ended September 30, 2014 was $9.1 million and was primarily the result of (i) a net loss of approximately $11.1 million and (ii) approximately $0.3 million in net cash provided by changes in operating assets and liabilities and (iii) approximately $1.8 million in non-cash operating expenses, comprised of depreciation and amortization, bad debt expense and stock-based compensation.

Accounts receivable decreased by approximately $0.4 million at September 30, 2014 compared with December 31, 2013. This is due to the decreased license fees revenues in the third quarter of 2014 compared to the fourth quarter of 2013. Historically, our fourth quarter revenues have been larger than the first, second and third quarters, resulting in a larger than average accounts receivable balance as of year end.

Deferred revenue decreased by approximately $0.4 million during the nine months ended September 30, 2014 compared with December 31, 2013, primarily as a result of completing certain engineering projects during the nine months ended September 30, 2014.

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

Accounts receivable decreased by approximately $1.0 million at September 30, 2013 compared with December 31, 2012, primarily as a result of an increase in net revenues from approximately $2.3 million in the fourth quarter of 2012 compared to approximately $2.7 million in the first nine months of 2013 combined with successful collection of cash from net revenues earned from our customers in accordance with our standard payment terms.

Deferred revenue increased approximately $0.7 million during the nine months ended September 30, 2013 compared with December 31, 2012, primarily as a result of additional license technology agreements and engineering projects entered into during the nine months ended September 30, 2013.

In the nine months ended September 30, 2014 and 2013, we purchased approximately $98,000 and $136,000, respectively, of property and equipment, primarily computers and test equipment.

Net cash provided by financing activities was the result of net proceeds of approximately $9.3 million from the sale of our common stock and $36,000 received in connection with the exercise of warrants to purchase 11,500 shares of our common stock during the nine months ended September 30, 2014. These increases was offset by repayments of $18,000 on our capital lease obligations during the nine months ended September 30, 2014.

Net cash provided by financing activities was the result of net proceeds of $1.2 million received in connection with the exercise of stock options and warrants for shares of our common stock during the nine months ended September 30, 2013. In addition, on September 16, 2013, we issued 1,168,939 shares of our common stock to investors in connection with an equity financing transaction in which we raised approximately $7.7 million and received approximately $6.9 million in cash, net of offering costs.

We believe we have sufficient cash to operate for the next twelve months.

In May 2014, we issued a warrant to an investor that may be exercised by November 15, 2015 to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $5.09 per share.  Full exercise of the investor warrant will result in us receiving $12,725,000 in gross proceeds, excluding any placement agent fee paid as described below. The holder may exercise the warrant in whole or in part.   The terms of the investor warrant require that exercise may only be for cash and not a cashless basis unless, unless after November 15, 2014, there has been a failure to maintain the effective registration of the common shares issuable upon exercise of the investor warrant shares. We filed a registration statement with the SEC to register the common shares issuable upon exercise of the investor warrant that became effective on June 12, 2014. The exercise price of the investor warrant is subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions a “fundamental event” or “stock combination event” as provided for in the terms of the investor warrant. We have agreed to pay a placement agent fee of up to $600,000 in connection with exercises of the investor warrant.  In addition, we issued to the placement agent a warrant to acquire up to an aggregate of 75,000 shares of our common stock.  The agent warrant is subject to the same terms and provisions of the investor warrant described above.

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

During the nine months ended September 30, 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014.

We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. At September 30, 2014, there were 5,000,000 shares that remained registered and available for issuance under our shelf registration.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona or the Japanese Yen, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona or Japanese Yen will impact our future operating results. The majority of our consolidated net revenues 91% are denominated in U.S. dollars and approximately 50% of our consolidated costs are denominated in U.S. dollars. We do not believe changes in foreign currency exchange rates will be material to our financial position or results of operations. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))

3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))

3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))

10.1	Employment Agreement between Neonode and Lars Lindqvist, dated August 5, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 6, 2014 (file no. 1-35526))

10.2	Separation Agreement between Neonode and David Brunton, dated August 5, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 6, 2014 (file no. 1-35526))

10.3	Consulting Agreement between Neonode and David Brunton, dated August 5, 2014 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, as amended, filed on August 6, 2014 (file no. 1-35526))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2014.

NEONODE INC.

Date: November 6, 2014	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

