Form 10-K
period 2014-12-31
Neonode, Inc
filed 2015-03-12
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 1-35526

NEONODE INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-1517641
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Storgatan 23C, 114 55 Stockholm, Sweden

(Address of Principal Executive Office and Zip Code)

+46 (0) 8 667 17 17

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the NASDAQ Stock Market, was $106,591,762.

The number of shares of the registrant’s common stock outstanding as of March 9, 2015 was 40,455,352.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

NEONODE INC.

2014 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our customer concentration and dependence on a limited number of customers, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our remediation and detection of material weaknesses in our internal control over financial reporting, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Neonode Inc. (collectively with its subsidiaries, is referred to in this Annual Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops and licenses user interfaces and optical infrared touch technology. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. We license our multi-touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who incorporate it into devices that they produce and sell. OEMs and ODMs use our touch technology in controller designed specifically for our touch technology. Our technology licensing model allows us to focus on the development of solutions for touchscreens and touch-enabled surfaces. We do not manufacture products or components.

As of December 31, 2014, we had thirty-five technology license agreements with global OEMs and ODMs. Sixteen of our customers are currently shipping products and we anticipate other customers will initiate product shipments as they complete their final product development and release cycle throughout 2015 and onwards.  In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-six months.

Our Company

Neonode Inc., formerly known as SBE, Inc., was incorporated in the State of Delaware on September 4, 1997. SBE’s name was changed to Neonode Inc. upon the completion of a merger on August 10, 2007 between SBE and the parent company of Neonode AB, a company founded in February 2004 and incorporated in Sweden. As a result of the merger, the business and operations of Neonode AB became the primary business and operations of Neonode Inc. Our principal executive office is located in Stockholm, Sweden. Our office in the United States is located in Santa Clara, California.

In 2008, we established a subsidiary Neonode Technologies AB to develop and license touchscreen technology. In 2013, we established additional subsidiaries: Neonode Japan Inc., (Japan); Neno User Interface Solutions AB (Sweden); NEON Technology Inc. (U.S.); and Neonode Americas Inc. (U.S.). In 2014, we established one additional subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we have established one additional subsidiary as of the filing date of this Annual Report: Neonode Taiwan Ltd.

Our Touch Solution

We develop and license user interface and touch solutions. We offer our patented family of touch solutions under the registered trademarks MultiSensing® and zForce®. Our optical touch technology is capable of projecting a full plane of light beams in free air or over any flat touch surface. Our technology can also send light into a fluid or a glass to achieve a flush design without a bezel. An object touching the touch surface obstructs a portion of the projected light beams. This small variance of signal is detected with sensitive light sensors connected to our touch controllers that process the analog signals and produce touch object coordinates.

For users, our solution provides “sense enablement” through touch and proximity sensing. Consumers experience our technology in products such as laptop computers, all-in-one computers and stand-alone monitors running on Microsoft Windows and Google Chrome operating systems, printer products, GPS devices, e-Readers, tablets, touch panels for automobiles, household appliances, mobile phones, wearable electronics, games and toys. In addition to traditional screens, our technology can make any surface – including water and air – touch functional.

For OEMs and ODMs, our solution offers industrial design flexibility, low power consumption, and cost-effective manufacturing. OEMS and ODMs can incorporate our touch technology into a wide range of devices such as tablets and e-Readers, printers, computers, mobile phones, wearables, toys and gaming consoles, and advanced automotive infotainment systems. We also offer engineering consulting services to our OEM and ODM customers on a flat rate or hourly rate basis.

Touch Technologies

There are various technologies for touchscreen and touch-enabled surfaces available in the market with differing profiles, power consumption, level of maturity, and cost:

•	Optical touch technology uses light beams that are broken, reflected by a finger or other non-conductive object to detect a touch.
•	Capacitive touchscreens typically use one or several layers of transparent conductive material typically indium tin oxide applied to the inner structure of the LCD or on a glass or plastic layer in front on the LCD to sense touch activation.
•	Resistive touchscreens use conductive and resistive layers separated by thin space.
•	Acoustic pulse recognition touch technology uses piezoelectric transducers at positions of the screen to turn the mechanical energy of a touch vibration into an electronic signal.
•	Surface acoustic wave touchscreens use ultrasonic waves that pass over the screen.
•	In-cell optical touch technology embeds photo sensors or conductive sensors directly into a Liquid Crystal Display (“LCD”) glass to act like a low-resolution camera to “see” the shadow of the finger.
•	Dispersive signal touch technology uses sensors to detect the mechanical energy in the glass occurring due to a touch.

The two dominant types of touchscreen technologies available are capacitive and resistive. A capacitive touchscreen reacts to a conductive object by sensing the difference in capacitance between two areas on the sensor surface or between the finger and the ground. Capacitive touchscreens are suitable if the user has unimpeded contact between the finger and the screen. A resistive touchscreen is pressure-sensitive. Resistive touchscreens are suitable for detailed work and for selection of particular spot on a screen. Resistive technology is not useful for sweeping gestures or motion, such as zooming in and out.

Optical Touch Advantages

Our optical technology projects light across the touch surface or detection area without any need for an extra physical layer to be added. It can be used with thick gloves or any other object. Our optical touch technology also can be fully waterproofed and will provide touch functionality even when fully submerged. In addition to traditional touch interaction on the screen, our optional touch technology can be used in the free space around the screen or product using proximity sensing.

We believe our optical touch technology has a number of key advantages over other touch screen technologies:

●	Our optical technology does not require additional layers that may dilute the image quality of the display or cause unwanted reflections and glare making reading the display difficult;
●	Our optical technology is more responsive than capacitive sensor technology and, as a result, is quicker and less prone to misread;
●	Our optical technology requires no downward pressure on the touch surface in order to select or move items on the touch surface in stark contrast to resistive touch screens;
●	Our optical technology is cost-efficient due to the lower cost of materials and simple and high yield manufacturing process;
●	Our optical technology enables multiple methods of input, such as continuous tracking of multiple fingers, taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the touch surface;
●	Our optical technology works in all climates and environments and does not require any special properties from the object used; and
●	Our optical technology does not require any black space or borders on the sides of the display and can therefore enable a slimmer design around a display leading to smaller and better looking devices.

Unlike competing technologies, our optical touch screen technology does not require glass. The removal of the glass reduces glare, enhances image clarity, optimizes power consumption, lightens weight, and lowers cost. In contrast, other touch technologies such as capacitive and resistive require a physical touch sensor layer, typically covering the display, in order to detect touches. Layering technology required to activate the capacitive and resistive sensors can be very costly. Glass or plastic layers used in capacitive touch may also increase the friction of the touch surface giving a less enjoyable feel.

Controller Chips

We develop, but do not produce controller chips or other components. Under our licensing model, our OEM and ODM customers use customized single optical controller chips developed in collaboration with Texas Instruments designed specifically for our optical touch technology. These controller chips can only be sold to customers who have a technology license agreement with Neonode.

The NN1001, the first generation optical controller chip, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on February 4, 2011 and effective as of January 24, 2010. The NN1001 began shipping to customers in May 2012.

The NN1002, the second generation optical controller chip, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on April 25, 2013 effective December 6, 2012. The NN1002 is currently in development and has not been released to mass production. Through December 31, 2014, we had made no payments under the NN1002 agreement.

The NN1003 is the third generation controller chip and is currently in development with a major global chip component supplier. The NN1003 is designed for large screen applications.

The NN1001, NN1002, and NN1003 controller chips are designed to simplify integration, reduce cost, and increase performance.

•	The NN1001 and NN1002 have scanning speeds of 1000 Hz (latency down to 1ms).
•	The NN1002 is designed to support advanced power management and enables touch detection even when the device is in sleep or off mode.
•	The NN1002 is designed to consume less than 1mW at 100Hz.

•	The NN1002 and NN1003 are designed to be synchronized to touch enabled larger areas by using multiple chips.
•	The NN1002 and NN1003 are designed to support simultaneous scanning leading to significantly higher scanning speeds and reduced power consumption.

Our Market

E-Readers and Tablets

Our touch technology is widely used in e-Readers and tablets. Since 2011, nearly 18 million e-Reader and tablet units have been shipped containing our touch technology by customers such as Amazon, Kobo, Barnes & Noble, Sony and Deutsche Telekom. Sony discontinued its e-Reader products in 2014 and is no longer manufacturing or shipping any e-Readers. However, Sony is currently shipping a 13.3 inch writing tablet named “Digital Paper” that integrates our technology. Customers such as LeapFrog Enterprises, Oregon Scientific and LG are shipping tablets with our technology integrated to enhance the process of children’s learnings.

Printers and Office Equipment

Photo printers and printers combining printer/scanner/fax functions typically require feature-rich menus and settings to deliver the best user experience, and OEMs increasingly are replacing mechanical buttons with touchscreen displays. We have signed agreements with the top three global leading printers and office equipment OEMs including Hewlett Packard (“HP”). HP started shipping the first consumer printer with our touch technology integrated in early 2014 and today they have more than twenty printer models on the market using our technology. Other customers currently in development phase are expected to have printers and office equipment ready for retail rollouts throughout 2016.

Computers and Monitors

Our touch technology is suitable for laptops, all-in-one computers and stand-alone monitors. Our technology provides for a state of the art modern looking industrial design with no bezels and a flush edge to edge design optimized for the new generation of LCD panels with only a few millimeters of black frame. Because it does not require any expensive and brittle glass in front of the LCD to carry the touch sensors, our touch solution can result in a 50% or more reduction in the cost to implement touch functionality and in a glare free product with up to two kilograms less weight. In addition, our technology scales over different display sizes and can handle curved displays. We have technology license agreements and are in product design phase with tier one computer and monitor OEMs that we expect will begin shipping products in the second half of 2015. We are also in the process of attaining Microsoft Windows 10 certification on top of our already received Windows 8.1 certification.

Automotive

Touch interface displays are becoming standard equipment in vehicles. Our touch technology is able to fulfill stringent requirements to operate in an automotive environment, including electrical, temperature, moisture and vibration standards. Unlike competing technologies such as resistive and projected capacitive, our optical touch solutions does not require an additional layer to be placed in front of the screen which otherwise would reduce the readability of the screen and causes glare and reflections. In the second quarter of 2013, Volvo began offering a touch-enabled Human Machine Interfaces (“HMI”) infotainment system as a dealer installed aftermarket retrofit product that uses our touch technology. In the fourth quarter of 2013, a leading Brazilian bus manufacturer, Marcopolo S.A., launched its Torino Series incorporating our touch technology. In the fourth quarter 2014, Volvo launched their new XC-90 incorporating a 9.7 inch display using our touch technology. In the fourth quarter 2014, the new MG GT was launched also using our technology. We believe that our optical touch solutions are positioned to make inroads in the automotive market by providing brighter, more readable displays, with a full operating temperature range that are easily usable while wearing gloves. We are currently engaged with several global automotive OEMs and their tier one suppliers developing automotive HMI, infotainment and innovative entry systems. These projects typically have long development cycles that can take as long as four to five years before any meaningful production and license fee generation will occur.

Mobile Phones, Wearables and Accessories, Games

Our touch and proximity sensor technology platform for mobile phones can be integrated in the phone or in a phone mobile phone protective case that enables an interaction with applications not only on the screen but also in the space around and above the mobile phone. We also believe our touch technology is suitable for smart watches, fitness devices, activity trackers, medical monitors, multifunction keyboards and GPS tracking devices, gaming and toy products. These market segments benefit from our touch solutions low power consumption and bill of material, geometrical design freedom (circular touch) and independence from a brittle, glossy, heavy and costly glass.

Home Electronics

Mechanical buttons, dials and membrane switches still mostly control machines in the kitchen and laundry room. New designs can make use of our touch technology with or without an underlying display. For example, touch sensitive buttons can now be a pre-printed array on metal, glass or any other material providing for easy cleaning and extremely long life without the failures and wear-out mechanisms found in mechanical buttons, switches and dials. A touch panel can include illumination without a display. A feature-rich device, like a high-end dryer design, can be streamlined and user friendly with a touch-enabled display or interaction surface. We are in discussions with OEMs in the home electronics market who are designing touch enabled products such as kitchen fans and stovetops, ovens and laundry room washers and dryers.

Distribution, Sales and Marketing

We consider OEMs and ODMs to be our primary customers. OEMs and ODMs determine the design requirements and make the overall decision regarding the use of our user interface and touch technology in their products. The use and pricing of our user interface and touch technology are governed by a technology licensing agreement.

Our sales staff solicits prospective customers and receives substantial technical assistance and support from our internal engineering resources because of the highly technical nature of our product solutions. We expect that sales will frequently result from our sales efforts that involve executive/senior management, design engineers, and our sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process.

Our sales are normally negotiated and executed in U.S. Dollars.

Our sales force and marketing operations are managed out of our office in Stockholm, Sweden. Our current sales force is comprised of sales offices located in the U.S., Sweden, South Korea, Taiwan and Japan.

Technology Agreements

As of December 31, 2014, we have entered into thirty-five technology license agreements compared to thirty-three and twenty-four license agreements as of December 31, 2013 and 2012, respectively. The products related to these license agreements include e-Readers, tablets, mobile phones, commercial and consumer printers, automotive consoles, home appliances, toys and games and GPS devices.

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

Our customers are located in the United States of America (“U.S.”), Europe and Asia.

As of December 31, 2014 three customers represented approximately 87% of the Company’s consolidated accounts receivable.

As of December 31, 2013 two customers represented approximately 56% of the Company’s consolidated accounts receivable.

Our net revenues for the year ended December 31, 2014 were earned from thirty-two customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2014 are as follows.

•         Hewlett-Packard Company – 24%

•         KOBO Inc. – 10%

•         Leap Frog Enterprises Inc. – 11%

•         Sony Corporation – 10%

Our revenues for the year ended December 31, 2013 were earned from twenty-nine customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2013 are as follows.

•         KOBO Inc. – 28%

•         Netronix Inc. – 18%

•         Leap Frog Enterprises Inc. – 12%

•         Sony Corporation – 11%

Our revenues for the year ended December 31, 2012 were earned from twenty customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2012 are as follows:

•         Amazon.com Inc. – 32%

•         KOBO Inc. – 26%

•         Sony Corporation – 17%

Geographical Data

The following table presents our net revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2014	2013	2012
U.S.	60%	51%	73%
Japan	11%	12%	19%
China	11%	9%	5%
Taiwan	8%	18%	1%
South-Korea	4%	--	--
Italy	3%	--	--
Sweden	1%	9%	1%
Other	2%	1%	1%
Total	100%	100%	100%

The following table presents our total assets by geographic region for the years ended December 31 (in thousands):

	2014	2013	2012
U.S.	$7,314	$10,280	$10,990
Sweden	1,231	1,161	1,178
Asia	57	30	--
Total	$8,602	$11,471	$12,168

Competition

The touch technologies market is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors. Implementation of resistive touch technologies in consumer devices is exponentially declining due to limitations regarding sweep gestures, limitations on industrial design, and the negative impact on screen clarity due to film overlays.

Neonode is one of few companies that offer optical touch technology. Our major competition are companies offering projected capacitive (“PCAP”) technologies. PCAP is a prevalent standard in mobiles and tablets offering finger based touch and industrial design flexibility. PCAP has many suppliers competing to offer the same solution with price being a major differentiation point. OEMs regularly change PCAP suppliers in order to maintain the best pricing.

Our competitors, and the interface technology we believe they offer, include the following:

Company	Technology
Synaptics	Capacitive; In-cell
ATMEL	Capacitive; In-cell
Cypress	Capacitive; In-cell
Maxim	Capacitive; In-cell
Tyco Electronics	Capacitive; Resistive; Surface acoustic wave
Touch International	Resistive; Capacitive

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2014 is set forth in the following table:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States	28	32
Europe	2	13
Japan	6	10
China	4	12
South Korea	3	8
Canada	5	11
Australia	7	12
Singapore	4	13
Patent Convention Treaty	Not Applicable	6
Total:	59	117

Our patents cover six main categories: user interfaces, optics, controller integrated circuits, drivers, mechanics and applications. The following table groups our patents into these six categories:

Patents	UI	Optics	ASICs	Drivers	Mechanical	Applications	Total
Issued	11	16	2	9	2	19	59
Pending	22	60	2	6	8	19	117
Total	33	76	4	15	10	38	176

Our user interface software may also be protected by copyright laws in most countries, including Sweden and the European Union, which do not grant patent protection for the software itself, if the software is deemed new and original. Protection can be claimed from the date of creation.

Research and Development

In fiscal years 2014, 2013 and 2012, we spent $7.4 million, $7.2 million and $5.7 million, respectively, on research and development activities. Our research and development is predominantly in-house, but is also done in collaboration with external partners and specialists.

Employees

On December 31, 2014, we had fifty-two employees and eleven part-time or full-time consultants. There were a total of seven employees in our general and administrative group, seven in our sales and marketing group and thirty-eight in our engineering group. We have employees located in the U.S., Sweden, Israel and Japan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

An investment in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should consider carefully the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risks Related To Our Business

We are dependent on a limited number of customers.

Our net revenues for the year ended December 31, 2014 were earned from thirty-two customers. During the year ended December 31, 2014, four customers represented approximately 55% of our consolidated net revenues.

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

We are dependent on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology, particularly in markets other than e-Readers and tablets.

We generate revenue through technology licensing agreements with companies which must be successful in designing, manufacturing and selling their products that incorporate our touch technology. The majority of our license fees earned in 2014, 2013 and 2012 were from customer shipments of e-Reader and tablet products. We expect that customer shipments of e-Readers and tablet products will decline in the future. If we are unable to expand our licenses beyond e-Readers and tablets or if our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

Our business operates upon a technology licensing model. We do not manufacture products or components. Under our licensing model, OEMs and ODMs manufacture or contract to manufacture controller chips containing our touch technology. As an alternative to sourcing controller chips, our customers may opt to use customized NN1001 and NN1002 optical controller chips developed in collaboration with Texas Instruments designed specifically for our optical touch technology. These controller chips can only be sold to customers who have a technology license agreement with us. As part of their product development process, our customers must qualify the chip components used in our products. If the controller chips provided by Texas Instruments experience quality control problems, our technology may be disqualified by one or more of our customers. Our dependence on Texas Instruments to supply controller chips with our touch technology exposes us to a number of risks including their inability to obtain an adequate supply of components, the failure to meet our customer requirements, or their failure to remain in business or adjust to market conditions. If our customers are unable to obtain controller chips with our touch technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

As a result of our limited operating history and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately. We base our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

In addition, we are subject to the following factors, among others, that may negatively affect and cause fluctuations in our operating results:

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

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing touch technology offerings, expand our market coverage, increase our workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership or we may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities. Further, acquisitions and strategic investments may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill. Any of these could negatively impact our results of operations.

We are dependent on the services of our key personnel.

Our senior management team consists of two executive officers. Our Chief Executive Officer is one of the founders of our Company. The unplanned loss of the services of any member of management could have a materially adverse effect on our operations and future prospects.

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

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen and Korean Won. For the year ended December 31, 2014, our revenues from the U.S., Asia, and Europe were 60%, 35%, and 5% respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

If we are unable to remediate and detect material weaknesses in our internal control, our financial report and our Company may be adversely affected.

As discussed in “Part II—Item 9A—Controls and Procedures,” our management has concluded that we did not have adequate controls designed and in place for our quarterly and annual financial close processes relating to intercompany adjustments and accounting for complex transactions. Although this control deficiency did not result in a material misstatement in the consolidated financial statements, we have concluded that material weaknesses exist in our internal control over financial reporting. We are currently working to remediate the material weaknesses. We cannot be sure when we will successfully remediate the material weaknesses or whether compensating controls will be effective before then in preventing or detecting material errors. The remediation may require substantial time and resources to successfully implement. Moreover, these material weaknesses and the financial statement errors we have had in the past or may have in the future could cause investors, creditors, distributors, customers, rating agencies, regulators and others to lose confidence in the effectiveness of our internal controls and the accuracy of our financial statements and other information, all of which could have a material adverse impact on our business, results of operations and financial condition.

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

Some factors that may have a significant effect on our common stock market price include:

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

During 2011 and 2013, officers and directors of Neonode sold shares of our common stock in public offerings. In May 2014, Neonode sold to an institutional investor 2,500,000 shares of common stock and a warrant that may be exercised by November 15, 2015 to purchase an additional 2,500,000 shares of our common stock at an exercise price of $5.09 per share. The common stock and shares issuable upon exercise of the warrant from the May 2014 offering can be resold pursuant to a registration statement that we filed which became effective in June 2014. Sales of a substantial number of shares of our common stock in the public market by insiders or large stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

We lease 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The annual payment for this space equates to approximately $86,000 per year. This lease is valid through July 31, 2015. We are currently reviewing alternative office space location nearby our current location.

Our subsidiary Neonode Technologies AB leases 6,520 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $443,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2017. The lease can be extended on a yearly basis.

Our subsidiary Neonode Japan K.K. leases 430 square feet of office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. This lease is valid through October 31, 2016. The annual payment for this space equates to approximately $28,000 per year.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. This lease is valid through February 13, 2017. The annual payment for this space equates to approximately $24,000 per year.

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

Market Information

Our common stock is quoted on the NASDAQ Stock Market under the symbol NEON. Shares of our common stock commenced trading on the NASDAQ Stock Market on May 1, 2012. Set forth below are the high and low sales prices for our common stock for the quarterly periods indicated.

	Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2014
High	$7.80	$6.20	$3.50	$3.48
Low	$5.50	$2.44	$1.94	$1.72
Fiscal 2013
High	$6.39	$6.21	$8.84	$6.82
Low	$4.48	$5.02	$5.75	$4.96

Holders

As of March 9, 2015, there were approximately 114 stockholders of record of our common stock. We estimate that there were approximately 5,400 stockholders as of February 23, 2015 whose shares were held in “street name” by brokers and other institutions on behalf of stockholders of record.

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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total returns of the Russell MicroCap index and the S&P Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/09	12/10	12/11	12/12	12/13	12/14

Neonode Inc.	100.00	349.50	950.00	972.00	1264.00	676.00
Russell MicroCap	100.00	128.89	116.93	140.02	203.90	211.34
S&P Information Technology	100.00	110.19	112.84	129.57	166.41	199.89

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

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Financial Results:
Total net revenues	$4,740	$3,717	$7,137	$6,067	$440
Net loss	(14,234)	(13,080)	(9,287)	(17,145)	(31,626)

Per Share:
Basic and diluted loss per share	$(0.36)	$(0.37)	$(0.28)	$(0.64)	$(1.73)
Weighted average number of shares outstanding	39,532	35,266	33,003	26,784	18,293

Financial Position:
Total assets	$8,602	$11,471	$12,168	$16,627	$1,251
Total liabilities	5,332	5,123	4,068	2,954	11,115

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2014, we had thirty-five technology license agreements with global OEMs and ODMs. This compares with thirty-three and twenty-four technology license agreements as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2014, we had sixteen customers using our touch technology in products that were being shipped to customers. In 2014, we received license fees from customers such as HP (printers), Leap Frog and Oregon Scientific (children’s tablets) and Volvo (after-market installed touch for their automobile infotainment systems).

The majority of our license fees earned in 2014, 2013 and 2012 were from customer shipments of e-Reader and tablets and printer products. We expect license fees earned from customer shipments of e-Readers and tablets to decrease as a percentage of total revenue as other customer products are introduced to the market. In the fourth quarter of 2012, Amazon discontinued shipping a Kindle e-Reader product that incorporated our touch technology. Amazon reintroduce it latest e-Reader product using our touch technology in the fourth quarter 2014. Revenue related to this product will be recorded in Q1 2015. We anticipate other customers will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2015 and onwards.

Current and future drivers of the touch technology market include laptop computers, all-in-one and computer monitors running Microsoft Windows 8.1 and 10 and Google Chrome operating systems, printers, mobile phone cases, automotive, household appliances, tablets, e-Readers, navigation and wearables. The proliferation and mass market acceptance of touch technology have prompted new applications and uses for existing and new offerings, thus making the production and utilization of these modules one of the fastest growing tech segments.

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

The consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2012 include our accounts and those of our wholly owned subsidiary, Neonode Technologies AB (Sweden).

The consolidated balance sheet at December 31, 2013 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2013 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.) and Neno User Interface Solutions AB (Sweden).

The consolidated balance sheet at December 31, 2014 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2014 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden) and Neonode Korea Ltd. (South Korea).

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of options and warrants issued for stock-based compensation.

Revenue Recognition

Licensing Revenues:

We derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Fees under these agreements may include license fees relating to our IP and royalties payable following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We follow U.S. GAAP for revenue recognition as per unit royalty products are distributed or licensed by our customers.  For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or licenses the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Our customers report to us the quantities of products distributed or licensed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter. Effective October 16, 2013, we determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received, rather than the period in which the products are distributed or to which the license relates.

Explicit return rights are not offered to customers. There were no returns through December 31, 2014.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2014, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the estimated fair value of the award on the grant date, and recognize the value as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures.

We account for equity instruments issued to non-employees at their estimated fair value. The measurement date for the fair estimated value for the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached, or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the estimated fair value of the equity instruments is primarily recognized over the term of the consulting agreement. The estimated fair value of the stock-based compensation is periodically re-measured and income or expense is recognized during the vesting term.

When determining stock-based compensation expense involving options and warrants, we determine the estimated fair value of options and warrants using the Black-Scholes option pricing model.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South-Korean Won. The translation from Swedish Krona, Japanese Yen or South-Korean Won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($37,000), ($155,000) and ($50,000) during the years ended December 31, 2014, 2013 and 2012, respectively. Foreign currency translation gains or (losses) were $138,000, $6,000 and ($8,000) during the years ended December 31, 2014, 2013 and 2012, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2014, 2013 and 2012. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2014, 2013 and 2012 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.86, 6.51 and 6.78 Swedish Krona to one U.S. Dollar for the years ended December 31, 2014, 2013 and 2012, respectively. The exchange rate for the consolidated balance sheets was 7.80 and 6.48 Swedish Krona to one U.S. Dollar as of December 31, 2014 and 2013, respectively. The weighted-average exchange rate for the consolidated statement of operations and of comprehensive loss was 105.84 and 97.58 Japanese Yen to one U.S. Dollar for the year ended December 31, 2014 and 2013, respectively. The exchange rate for the consolidated balance sheet was 119.93 and 105.22 Japanese Yen to one U.S. Dollar as of December 31, 2014 and 2013, respectively. The weighted-average exchange rate for the consolidated statement of operations and of comprehensive loss was 1,050.63 South Korean Won to one U.S. Dollar for the year ended December 31, 2014. The exchange rate for the consolidated balance sheet was 1,096.73 South Korean Won to one U.S. Dollar as of December 31, 2014.

Deferred Revenues

From time-to-time, we receive pre-payments from our customers related to future services or future license fee revenues. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed or licensed by our customers and the engineering development fee revenue until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2014 and 2013, we have $3.0 million and $2.5 million, respectively, of deferred license fee revenue related to prepayments for future license fees from five and three customers, respectively and a total of $0.4 million and $1.2 million, respectively, of deferred engineering development fees from five and twenty-one customers, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. We are currently assessing this guidance for future implementation.

Results of Operations

Net Revenues

Net revenues for the year ended December 31, 2014 were $4.7 million, compared to $3.7 million and $7.1 million for the years ended December 31, 2013 and 2012, respectively. Our net revenues for the year ended December 31, 2014 included $3.1 million from technology license fees due to product shipments from sixteen customers and $1.6 million in non-recurring engineering services related to our touch technology from twenty-two customers. Our net revenues for the year ended December 31, 2013 included $2.9 million from technology license fees due to product shipments from twelve customers and $800,000 in non-recurring engineering services related to our touch technology from twenty-two customers. Our net revenues for the year ended December 31, 2012 included $6.2 million from technology license fees due to product shipments from eight customers and $925,000 in non-recurring engineering services related to our touch technology from fifteen customers.

The increase in overall net revenues in the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to an increase in license fees from HP in the printer market. In addition, on October 16, 2013, we determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received, rather than the period in which the products are distributed or to which the license relates. The effect of this change is $713,000 of license fees related to customer products shipped or distributed in the fourth quarter of 2013 was recognized in the first quarter of 2014.

Customer prepayments are included in deferred revenues and are amortized to net revenues as a customer’s products are shipped or distributed. For the years ended December 31, 2014, 2013 and 2012, $596,000, $258,000 and $536,000 in license fees related to units licensed or distributed were recognized as revenue, respectively, and as of December 31, 2014, $3.0 million remained in deferred revenues from customers’ license fee prepayments.

As of December 31, 2014, we had thirty-five technology license agreements with global OEMs. This compares with thirty-three and twenty-four technology license agreements with global OEMs as of December 31, 2013 and 2012, respectively. Sixteen of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2015 and onwards.

Gross Margin

Gross margin was $3.2 million for the year ended December 31, 2014 compared to $2.1 million and $5.7 million for the years ended December 31, 2013 and 2012, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased due to the increase in our total revenue, particularly our non-recurring engineering services revenue. There has also been a small decrease in cost of revenues in 2014 compared to 2013 resulting from a shift from external consultants and external prototype services to more internal resources in 2014, including an in-house prototype lab and milling-machine. The gross margin related to our license fees is 100%. As license fees as a percentage of our total revenue increase, our gross margin will increase.

Research and Development

Research and development (“R&D”) expenses for each of the years ended December 31, 2014 were $7.4 million compared to $7.2 million and $5.7 million for the years ended December 31, 2013 and 2012. R&D costs mainly consist of personnel related costs, in addition to some external consultancy costs such as testing, certifying and measurements along with costs related to developing and building new product prototypes.

We continue to pursue and expand R&D expenditures on the development of our touch technology and other technologies. As of December 31, 2014, our R&D department had thirty-eight full-time employees. Our R&D department had twenty-seven full-time employees compared to twenty-six full-time employees as of December 31, 2013 and 2012, respectively. Included in R&D expenses are approximately $510,000 of non-cash stock option and warrant expense for the year ended December 31, 2014 compared to approximately $267,000 and $315,000 for the same periods in 2013 and 2012, respectively.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2014 were $3.3 million, compared to $2.7 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2014 as compared to 2013 is primarily related to an increase in sales personnel, marketing and travel expenses in addition to a decrease in non-cash stock option expense. The decrease in 2013 as compared to 2012 is primarily related to a decrease in sales personnel, marketing and travel expenses in addition to a decrease in non-cash stock option and warrant expense. As of December 31, 2014, our sales and marketing department had seven full-time employees compared to nine full-time employees and twelve employees as of December 31, 2013 and 2012, respectively. Included in sales and marketing expenses is approximately $353,000 of non-cash stock expense for the year ended December 31, 2014 compared to approximately $909,000 and $1.4 million for the same periods in 2013 and 2012, respectively.

Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (“G&A”) expenses for the year ended December 31, 2014 were $6.8 million compared to $5.1 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively. This overall increase in 2014 as compared to 2013 was primarily related to salary expense, legal expenses related to patent filings, corporate and SEC compliance and customer contracts. The increases in G&A expenses was partially offset by a decrease in non-cash stock option expense in 2014 related to stock options issued to employees and members of our Board of Directors. As of December 31, 2014, we had seven full-time employees in our G&A department fulfilling management and accounting responsibilities compared to eight employees as of December 31, 2013 and 2012. Included in G&A expenses are approximately $0.9 million of non-cash stock option expense for the year ended December 31, 2014 compared to approximately $1.5 million and $1.8 million for the same periods in 2013 and 2012, respectively.

Interest Expense

Interest expense for the year ended December 31, 2014 was $14,000. The interest expense was related to a capital lease. We did not have any interest expense for the years ended December 31, 2013 or 2012.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won. The translation from Swedish Krona, Japanese Yen or South Korean Won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($37,000), ($155,000) and ($50,000) during the years ended December 31, 2014, 2013 and 2012, respectively. Foreign currency translation gains (losses) were $138,000, $6,000 and ($8,000) during the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2014 and (1%) in the years ended 2013 and 2012, respectively. We recorded valuation allowances in 2014, 2013 and 2012 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $14.2 million for the year ended December 31, 2014, compared to a net loss of $13.1 million and $9.3 million for the years ended December 31, 2013 and 2012, respectively.

Contractual Obligation and Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

A summary of future minimum payments under non-cancellable lease commitments as of December 31, 2014 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,437	$538	$899	$-	$-
Capital lease	481	79	237	158	7
Total	$1,918	$617	$1,136	$158	$7

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

On October 12, 2012, we entered into a two year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $3,000 per month. This lease was valid through October 12, 2014. The lease was extended for two years and is valid until October 31, 2016 under the same terms and conditions. The annual payment for this space equates to approximately $36,000 per year.

On July 1, 2013, NTAB entered into a lease for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through June 30, 2014. On July 1, 2014, the lease was extended and is valid through November 30, 2017 for approximately $443,000 per year. The lease can be extended on a yearly basis with three months written notice.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. This lease is valid through February 13, 2017. The annual payment for this space is approximately $24,000 per year.

For the years ended December 31, 2014, 2013 and 2012, we recorded approximately $633,000, $556,000 and $400,000, respectively, for rent expense.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2014 is as follows (in thousands):

Years ending December 31,	Total
2015	$538
2016	489
2017	410
$1,437

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

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the years ended December 31, 2014 and 2013, approximately $93,000 and $387,000, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the consolidated statements of operations. Through December 31, 2014, we made total payments of approximately $419,000 under the NN1001 Agreement and there is approximately $61,000 included in our accrued expenses as of December 31, 2014.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. Through December 31, 2014, we had made no payments under the NN1002 Agreement.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	actual versus anticipated licensing of our technology;

●	actual versus anticipated operating expenses;
●	timing of our OEM customer product shipments;
●	timing of payment for our technology licensing agreements;
●	actual versus anticipated gross profit margin;
●	ability to raise additional capital, if necessary; and
●	ability to secure credit facilities, if necessary.

As of December 31, 2014, we had cash of $6.1 million, as compared to $8.8 million as of December 31, 2013.

Working capital (current assets less current liabilities) was $3.0 million as of December 31, 2014, compared to working capital of $6.0 million as of December 31, 2013.

Net cash used in operating activities for the year ended December 31, 2014 of $11.8 million was primarily the result of (1) a net loss of approximately $14.2 million and (2) approximately $0.3 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable, projects in process, accounts payable, accrued expenses and deferred revenue. Cash used to fund net losses is reduced by approximately $2.1 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $0.3 million as of December 31, 2014 compared with December 31, 2013, primarily as a result of net revenues of approximately $1.8 million in the fourth quarter of 2014 compared to approximately $1.0 million in the fourth quarter of 2013. During 2014 and 2013, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue decreased approximately $0.2 million during 2014 mainly related to finalization of development projects and net increase in revenue recognition of prepaid license fees and NRE during 2014 as compared to 2013.

Net cash used in operating activities for the year ended December 31, 2013 of $8.8 million was primarily the result of (1) a net loss of approximately $13.1 million and (2) approximately $1.5 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable and deferred revenue. Cash used to fund net losses is reduced by approximately $2.8 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.2 million as of December 31, 2013 compared with December 31, 2012, primarily as a result of net revenues of approximately $1.7 million in the fourth quarter of 2013 compared to approximately $2.3 million in the fourth quarter of 2012. During 2013 and 2012, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue increased approximately $0.9 million during 2013 primarily as a result of additional license technology agreements and engineering projects entered into during 2013 as compared to 2012.

Net cash used in operating activities for the year ended December 31, 2012 of $3.7 million was primarily the result of (i) a net loss of approximately $9.3 million and (ii) approximately $1.9 million in net cash used by changes in operating assets and liabilities, primarily accounts receivable and deferred revenue. Cash used to fund net losses is reduced by approximately $3.6 million in net non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $1.3 million as of December 31, 2012 compared with December 31, 2011, primarily as a result of net revenues of approximately $2.3 million in the fourth quarter of 2012 compared to approximately $4.0 million in the fourth quarter of 2011. During 2012 and 2011, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue increased approximately $0.8 million during 2012 primarily as a result of additional license technology agreements and engineering projects entered into during 2012 as compared to 2011.

In the years ended December 31, 2014, 2013 and 2012, we purchased $115,000, $155,000 and $310,000, respectively of fixed assets, consisting primarily of computer software, computers and engineering equipment.

Net cash provided by financing activities during the year ended December 31, 2014 was the result of net proceeds of approximately $9.3 million from the sale of our common stock and $36,000 received in connection with the exercise of warrants to purchase 11,500 shares of our common stock. These increases were offset by repayments of $34,000 on our capital lease obligations during the year ended December 31, 2014.

Net cash provided by financing activities for the year ended December 31, 2013 was $8.7 million and was due to net proceeds of $1.8 million received in connection with the exercise of stock options and warrants for shares of our common stock. In addition, we issued 1,168,939 shares of our common stock to investors in connection with an equity financing transaction in which we raised approximately $7.7 million and received approximately $6.9 million in cash, net of commissions, direct selling costs including legal, audit and other regulatory costs of approximately $0.8 million.

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

In June 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014. We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. There are 5,000,000 shares registered and available for issuance under our shelf registration.

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

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen or South Korean Won will impact our future operating results. The majority of our consolidated net revenues, 90%, are denominated in US Dollars and approximately 56% of our consolidated operating costs are denominated in Swedish Krona and Japanese Yen. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 12, 2015

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of	As of
	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$6,129	$8,815
Accounts receivable, net	1,106	969
Projects in process	200	736
Prepaid expenses and other current assets	513	616
Total current assets	7,948	11,136

Property and equipment, net	654	335
Total assets	$8,602	$11,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566	$479
Accrued expenses	935	978
Deferred revenues	3,403	3,666
Current portion of capital lease obligation	61	-

Total current liabilities	4,965	5,123

Capital lease obligation, net of current portion	367	-
Total liabilities	5,332	5,123

Commitments and contingencies (Note 10)

Stockholders’ equity:

Series B Preferred stock, 54,425 shares authorized with par value of $0.001 per share; 83 shares issued and outstanding at December 31, 2014 and 2013, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	--	--
Common stock, 70,000,000 shares authorized at December 31, 2014 and 2013, with par value of $0.001 per share; 40,455,352 and 37,933,799 shares issued and outstanding at December 31, 2014 and 2013, respectively	40	38
Additional paid-in capital	169,010	157,994
Accumulated other comprehensive income	149	11
Accumulated deficit	(165,929)	(151,695)
Total stockholders’ equity	3,270	6,348
Total liabilities and stockholders’ equity	$8,602	$11,471

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012

Net revenues	$4,740	$3,717	$7,137
Cost of revenues	1,509	1,642	1,465

Gross margin	3,231	2,075	5,672

Operating expenses:
Research and development	7,373	7,235	5,741
Sales and marketing	3,250	2,732	4,372
General and administrative	6,799	5,079	4,721

Total operating expenses	17,422	15,046	14,834

Operating loss	(14,191)	(12,971)	(9,162)

Other expense:
Other expense, net	(30)	--	--
Total other expense	(30)	--	--

Loss before provision for income taxes	(14,221)	(12,971)	(9,162)
Provision for income taxes	13	109	125
Net loss	$(14,234)	$(13,080)	$(9,287)

Loss per common share:
Basic and diluted loss per share	$(0.36)	$(0.37)	$(0.28)
Basic and diluted – weighted average number of common shares outstanding	39,532	35,266	33,003

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years ended December 31,
	2014	2013	2012

Net loss	$(14,234)	$(13,080)	$(9,287)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	138	6	(8)

Total comprehensive loss	$(14,096)	$(13,074)	$(9,295)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balances, January 1, 2012	-	$-	-	$-	32,779	$33	$142,955	$13	$(129,328)	$13,673

Stock option and warrant compensation expense to employees	-	-	-	-	-	-	3,499	-	-	3,499

Common stock issued upon exercise of common stock warrants	-	-	-	-	550	-	223	-	-	223

Exchange of Series B preferred stock for common stock	-	-	-	-	2	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	(8)	-	(8)

Net loss	-	-	-	-	-	-	-	-	(9,287)	(9,287)

Balances, December 31, 2012	-	$-	-	$-	33,331	$33	$146,677	$5	$(138,615)	$8,100

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	-	-	2,656	-	-	2,656

Proceeds from sale of common stock, net of offering costs	-	-	-	-	1,169	2	6,890	-	-	6,892

Common stock issued upon exercise of common stock warrants	-	-	-	-	3,152	3	711	-	-	714

Common stock issued upon exercise of common stock options					241	-	1,060			1,060

Exchange of Series A preferred stock for common stock	-	-	-	-	40	-	-	-	-	-

Exchange of Series B preferred stock for common stock	-	-	-	-	1	-	-	-	-	-

NEONODE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, CONTINUED
(in thousands)

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Foreign currency translation adjustment	-	-	-	-	-	-	-	6	-	6

Net loss	-	-	-	-	-	-	-	-	(13,080)	(13,080)

Balances, December 31, 2013	-	$-	-	$-	37,934	$38	$157,994	$11	$(151,695)	$6,348

Stock based compensation expense to employees, directors and vendors	-	-	-	-	-	-	1,729	-	-	1,729

Proceeds from sale of common stock, net of offering costs	-	-	-	-	2,500	2	9,251	-	-	9,253

Common stock issued upon exercise of common stock warrants	-	-	-	-	21	-	36	-	-	36

Foreign currency translation adjustment	-	-	-	-	-	-	-	138	-	138

Net loss	-	-	-	-	-	-	-	-	(14,234)	(14,234)

Balances, December 31, 2014	-	$-	-	$-	40,455	$40	$169,010	$149	$(165,929)	$3,270

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(14,234)	$(13,080)	$(9,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,729	2,656	3,499
Bad debt expense	167	-	-
Depreciation and amortization	202	144	97
Loss on disposal of assets	16	8	-
Changes in operating assets and liabilities:
Accounts receivable	(304)	1,155	1,253
Projects in process	530	(736)	-
Prepaid expenses and other current assets	(60)	95	(296)
Accounts payable and accrued expenses	363	19	239
Deposits	-	-	(68)
Deferred revenues	(233)	938	819

Net cash used in operating activities	(11,824)	(8,801)	(3,744)

Cash flows used in investing activities:
Purchase of property and equipment	(115)	(155)	(310)
Proceeds from sale of property and equipment	7	-	-

Net cash used in investing activities	(108)	(155)	(310)

Cash flow from financing activities:
Proceeds from exercise of stock options	-	1,060	-
Proceeds from exercise of warrants	36	714	223
Proceeds from issuance of common stock, net of offering costs	9,253	6,892	-
Principal payments on capital lease obligation	(34)	-	-

Net cash provided by financing activities	9,255	8,666	223

Effect of exchange rates on cash	(9)	8	(12)

Net decrease in cash	(2,686)	(282)	(3,843)

Cash at beginning of year	8,815	9,097	12,940

Cash at end of year	$6,129	$8,815	$9,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$-	$-
Cash paid for income taxes	$5	$109	$125
Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with capital lease obligation	$530	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.   Nature of the business and operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a share exchange agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary. In 2013, we established additional subsidiaries: Neonode Japan Inc. (Japan); Neno User Interface Solutions AB (Sweden); NEON Technology Inc. (U.S.); and Neonode Americas Inc. (U.S.). In 2014, we established one additional subsidiary: Neonode Korea Ltd. (South Korea).

Operations

Neonode Inc., collectively with its subsidiaries, is referred to as “Neonode”, develops and licenses user interfaces and optical touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed the Neonode technology into devices that they produce and sell.

Reclassifications

Projects in process as of December 31, 2013 are now reported under their own caption, separate from prepaid expenses and other current assets, in the accompanying consolidated balance sheet and as a separate component of cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2013, in order to conform to the current period presentation.

Liquidity

The Company incurred net losses of approximately $14.2 million, $13.1 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively and had an accumulated deficit of approximately $165.9 million and $151.7 million for the years ended December 31, 2014 and 2013, respectively. In addition, the Company used cash in operating activities of approximately $11.8 million, $8.8 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In June 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014. We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. There are 5,000,000 shares registered and available for issuance under our shelf registration.

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

The consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2012 include our accounts and those of our wholly owned subsidiary, Neonode Technologies AB (Sweden).

The consolidated balance sheet at December 31, 2013 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2013 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.) and Neno User Interface Solutions AB (Sweden).

The consolidated balance sheet at December 31, 2014 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2014 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden) and Neonode Korea Ltd. (South Korea).

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets, and the fair value of options and warrants issued for stock-based compensation.

Cash and Cash Equivalents

We have not had any liquid investments other than normal cash deposits with bank institutions to date. The Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan, Sweden and South Korea. At times, deposits held with financial institutions in the U.S may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation, which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 euro per customer and covers deposits in all types of accounts.  The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. The Korea Deposit Insurance Corporation provides insurance coverage up to 50,000,000 Won per customer. As of December 31, 2014, we had approximately $5.7 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $167,000 as of December 31, 2014. An allowance for doubtful accounts was not necessary as of December 31, 2013.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $200,000 and $736,000 as of December 31, 2014 and 2013, respectively.

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

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the asset. As of December 31, 2014, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen and the South Korean Won. The translation from Swedish Krona, Japanese Yen or South Korean won to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were ($37,000), ($155,000) and ($50,000) during the years ended December 31, 2014, 2013 and 2012, respectively. Foreign currency translation gains (losses) were $138,000, $6,000 and ($8,000) during the years ended December 31, 2014, 2013 and 2012, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of December 31, 2014, three customers represented approximately 87% of the Company’s consolidated accounts receivable.

As of December 31, 2013, two customers represented approximately 56% of the Company’s consolidated accounts receivable.

Our net revenues for the year ended December 31, 2014 were earned from thirty-two customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2014 are as follows.

•         Hewlett-Packard Company – 24%

•         KOBO Inc. – 10%

•         Leap Frog Enterprises Inc. – 11%

•         Sony Corporation – 10%

Our revenues for the year ended December 31, 2013 were earned from twenty-nine customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2013 are as follows.

•         KOBO Inc. – 28%

•         Netronix Inc. – 18%

•         Leap Frog Enterprises Inc. – 12%

•         Sony Corporation – 11%

Our revenues for the year ended December 31, 2012 were earned from twenty customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2012 are as follows:

•         Amazon.com Inc. – 32%

•         KOBO Inc. – 26%   Sony Corporation – 17%

•         Sony Corporation – 17%

Revenue Recognition

Licensing Revenues:

We derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements may include license fees relating to our IP and royalties payable following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We follow U.S. GAAP for revenue recognition as per unit royalty products are distributed or licensed by our customers.  For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or licenses the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Our customers report to us the quantities of products distributed or licensed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter. Effective October 16, 2013, our management determined it was appropriate to recognize licensing revenue in the period in which royalty reports are received, rather than the period in which the products are distributed or to which the license relates.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2014.

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

Deferred Revenues

From time-to-time we receive prepayments from our customers related to future services or future license fee revenues. We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $172,000, $141,000 and $312,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the estimated fair value of the award on the grant date, and recognize the value as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures.

 We account for equity instruments issued to non-employees at their estimated fair value. The measurement date for the estimated fair value for the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached, or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the estimated fair value of the equity instruments is primarily recognized over the term of the consulting agreement. The estimated fair value of the stock-based compensation is periodically re-measured and income or expense is recognized during the vesting term.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2014 and 2013. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2014 and 2013, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2014, 2013 and 2012. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2014, 2013 and 2012 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

Comprehensive Loss

Our comprehensive loss includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted average exchange rate for the respective reporting periods. The weighted average exchange rate for the consolidated statements of operations was 6.86, 6.51 and 6.78 Swedish Krona to one U.S. Dollar for the years ended December 31, 2014, 2013 and 2012, respectively. The exchange rate for the consolidated balance sheets was 7.80 and 6.48 Swedish Krona to one U.S. Dollar as of December 31, 2014 and 2013, respectively. The weighted-average exchange rate for the consolidated statement of operations and of comprehensive loss was 105.84 and 97.58 Japanese Yen to one U.S. Dollar for the year ended December 31, 2014 and 2013. The exchange rate for the consolidated balance sheet was 119.93 and 105.22 Japanese Yen to one U.S. Dollar as of December 31, 2014 and 2013. The weighted-average exchange rate for the consolidated statement of operations and of comprehensive loss was 1,050.63 South Korean won to one U.S. Dollar for the year ended December 31, 2014. The exchange rate for the consolidated balance sheet was 1,096.73 South Korean Won to one U.S. Dollar as of December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We have not yet selected a transition method and are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

3.   Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2014	2013

Prepaid insurance	$122	$91
Prepaid rent	39	75
VAT receivable	137	250
Other	215	200
Total prepaid expenses and other current assets	$513	$616

4.   Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2014	2013

Computers, software, furniture and fixtures	$546	$549
Equipment under capital lease	458	-
Less accumulated depreciation and amortization	(350)	(214)
Property and equipment, net	$654	$335

Depreciation and amortization expense was $202,000, $144,000 and $97,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

5.   Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2014	2013

Salaries, payroll taxes, vacation and benefits	$686	$706
Accrued consulting fees and other	249	272
Total accrued expenses	$935	$978

6.   Fair Value Measurements

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

There were no assets or liabilities recorded at fair value on a recurring basis in 2014 and 2013.

The three levels of the fair value hierarchy are described as follows:

Level 1: Applies to assets or liabilities for which there are quoted prices (unadjusted) in active markets for identical assets and liabilities. We had no Level 1 assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are included in Level 1 observable, either directly or indirectly. We had no Level 2 assets or liabilities.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We had no Level 3 assets or liabilities.

7.   Deferred Revenues

We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2014 and 2013, we had $3.0 million and $2.5 million, respectively, of deferred license fee revenue related to prepayments for future license fees from five and three customers, respectively, and a total of $0.4 million and $1.2 million, respectively, of deferred engineering development fees from five and twenty-one customers, respectively.

8.   Stockholders’ Equity

Common Stock

During the year ended December 31, 2014, we sold 2,500,000 shares of our common stock at a price of $4.00 per share to an accredited institutional investor for an aggregate purchase price of $10,000,000 in gross proceeds and net proceeds of approximately $9.3 million after expenses and fees, including a $600,000 placement agent fee.

In addition, we issued a warrant to the investor that may be exercised by November 15, 2015 to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $5.09 per share (see note 9). Full exercise of the investor warrant will result in us receiving $12,725,000 in gross proceeds, excluding any placement agent fee paid as described below. The holder may exercise the warrant in whole or in part. The terms of the investor warrant require that exercise may only be for cash and not a cashless basis unless, after November 15, 2014, there has been a failure to maintain the effective registration of the common shares issuable upon exercise of the investor warrant shares. We filed a registration statement with the SEC to register the common shares issuable upon exercise of the investor warrant that became effective on June 12, 2014. The exercise price of the investor warrant is subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions a “fundamental event” or “stock combination event” as provided for in the terms of the investor warrant. We have agreed to pay a placement agent fee of up to $600,000 in connection with exercises of the investor warrant. In addition, we issued to the placement agent a warrant to acquire up to an aggregate of 75,000 shares of our common stock. The agent warrant is subject to the same terms and provisions of the investor warrant described above.

During the year ended December 31, 2014, warrant holder’s exercised warrants to purchase 17,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 10,053 shares of our common stock. In addition, warrant holders exercised warrants to purchase 11,500 shares of common stock at an exercise price of $3.13 per share for total cash proceeds of approximately $36,000.

During the year ended December 31, 2013, warrant holder’s exercised warrants to purchase 1,815,368 shares of common stock using the cashless exercise provision allowed in the warrant and received 1,384,719 shares of our common stock. In addition, warrant holders exercised warrants to purchase 429,536 shares of common stock and paid a cash exercise price ranging between $1.00 and $3.13 per share for total cash proceeds of approximately $714,000.

On February 26, 2013, David Brunton, our former Chief Financial Officer, exercised warrants to purchase 320,000 shares of common stock using the cashless exercise provision allowed in the warrant and received 266,228 shares of our common stock.

On April 4, 2013, we extended a 40,000 stock purchase warrant with an exercise price of $1.00 per share that expired on January 28, 2013 that was issued to an investor in a previous convertible debt financing. The estimated fair value of the warrant was $166,000 on the date of grant, using the Black-Scholes option pricing model, which was expensed during the year ended December 31, 2013. The warrant holder exercised the warrant on April 4, 2013 and the Company received cash proceeds of $40,000 (see Note 9).

On August 12, 2013, Thomas Eriksson, our Chief Executive Officer, exercised warrants to purchase 400,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 326,608 shares of our common stock.

On August 12, 2013, Per Bystedt, the Chairman of our Board, exercised warrants to purchase 387,773 shares of common stock using the cashless exercise provision allowed in the warrant and received 316,624 shares of our common stock.

On August 12, 2013, Phenning Holdings Ltd, a company controlled by Per Bystedt, the Chairman of our Board, exercised warrants to purchase 227,661 shares of common stock using the cashless net exercise provision allowed in the warrant and received 182,890 shares of our common stock.

On August 12, 2013, Davisa Ltd, a company controlled by Mats Dahlin, a member of our Board, exercised warrants to purchase 215,724 shares of common stock using the cashless net exercise provision allowed in the warrant and received 176,143 shares of our common stock.

On August 12, 2013, John Reardon, a member of our Board, exercised warrants to purchase 80,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 65,322 shares of our common stock.

On September 16, 2013, we issued 1,168,939 shares of our common stock to investors in connection with an equity financing transaction in which we raised approximately $7.7 million and received approximately $6.9 million in cash, net of commissions, direct offering costs including legal, audit and other regulatory costs of approximately $0.8 million.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of December 31, 2014:

	Shares of Preferred Stock Not Exchanged as of December 31, 2014	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2014

Series B Preferred Stock	83	132.07	10,962

9.   Stock-Based Compensation

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

As of December 31, 2014, we had two equity incentive plans:

•	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008; and
•	The 2006 Equity Incentive Plan (the “2006 Plan”).

We also had one non-employee director stock option plan as of December 31, 2014:

•	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 1998 Plan, the 2006 Plan and the Director Plan at December 31, 2014:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/14	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/14	Weighted Average Exercise Price

$ 2.08 - $ 3.50	70,200	6.70	$2.61	-	$-
$ 3.51 - $ 5.00	1,221,000	4.33	$4.24	1,211,834	$4.25
$ 5.01 - $ 6.50	245,000	5.57	$5.90	91,383	$5.62
$ 6.51 - $ 10.00	170,000	3.79	$7.83	138,334	$7.93
$ 10.01 - $ 86.25	3,200	0.01	$86.25	3,200	$86.25
	1,709,400	4.54	$4.92	1,444,751	$4.87

A summary of the combined activity under all of the stock option plans is set forth below:

	Weighted Average Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding at January 1, 2012	19,324	$35.39 – 368.75	$92.19

Granted	1,704,000	$4.02 – 6.28	$4.35
Cancelled or expired	(8,124)	$35.39 – 368.75	$69.36
Exercised	--	--	$--
Outstanding, vested and expected to vest at December 31, 2012	1,715,200	$4.02 – 125.00	$5.04

Granted	145,000	$5.54 - 7.70	$6.06
Cancelled or expired	(18,256)	$4.25- 125.00	$5.57
Exercised	(241,361)	$4.25 – 6.28	$4.39
Outstanding, vested and expected to vest at December 31, 2013	1,600,583	$4.02 – 122.50	$5.22

Granted	405,200	$2.08-8.21	$6.31
Cancelled or expired	(296,383)	$4.65- 122.50	$5.46
Exercised	--	$--	$--
Outstanding, vested and expected to vest at December 31, 2014	1,709,400	$2.08 – 86.25	$4.92

The assumptions used to value stock options granted to directors, employees and consultants during the years ended December 31, 2014 and 2013 are as follows:

For the year
ended December 31, 2014

Annual dividend yield	-
Expected life (years)	3.5
Risk-free interest rate	0.28% - 1.47%
Expected volatility	60.68% - 108.75%

For the year
ended December 31, 2013

Annual dividend yield	-
Expected life (years)	4.3
Risk-free interest rate	0.65% - 2.15%
Expected volatility	117% - 154%

For the year
ended December 31, 2012

Annual dividend yield	-
Expected life (years)	3.8 - 4.3
Risk-free interest rate	0.43% - 0.62%
Expected volatility	169% - 187%

The aggregate intrinsic value of the 1,709,400 stock options that are outstanding, vested and expected to vest as of December 31, 2014 is $54,060.

During the years ended December 31, 2014, 2013 and 2012, we recorded $1.7 million, $2.5 million and $3.4 million, respectively, of compensation expense related to the vesting of stock options. The estimated fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

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

During the year ended December 31, 2014, we granted options to purchase 395,200 shares of our common stock to employees and an option to purchase 10,000 shares of our common stock to a former member of our board of directors with total grant date estimated fair value of $1.3 million computed using the Black-Scholes option pricing model. The weighted-average grant date fair value of the options granted during year ended December 31, 2014 was $3.14 per share.

During the year ended December 31, 2013, we received an aggregate of $1.1 million from five employees in connection with the exercise of stock options into 241,361 shares of common stock. The intrinsic value of the options exercised was $502,000 on the date of exercise.

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

Warrants

During the year ended December 31, 2014 and 2013, certain warrant holders exercised their warrants under the cash and cashless exercise provisions, as defined in the agreements. See Note 8 for details of such exercises and number of common stock shares issued.

On December 3, 2010, we issued 120,000 warrants at an exercise price of $1.63 per share to an employee. The estimated fair value of the warrants was $198,000 on the date of grant, using the Black-Scholes option pricing model, which has been amortized to expense over 24 months. During the year ended December 31, 2012, we recorded $91,000 of stock based compensation expense related to vesting of such warrants.

We issued 20,000 three-year stock purchase warrants at an exercise price of $3.90 per share with a vesting period over 24 months to an employee during the year ended December 31, 2011. The unvested warrant granted to an employee had an estimated fair value on the date of grant of $75,000. This amount was expensed over the vesting period and $26,000 and $38,000 of expense related to this warrant is included in research and development expense for the years ended December 31, 2013 and 2012, respectively. The estimated fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 reflects the estimated fair value of the vested portion of options and warrants granted to directors, employees and non-employees.

(In thousands)	Years ended
	December 31,
	2014	2013	2012

Research and development	$510	$267	$315
Sales and marketing	353	909	1,407
General and administrative	866	1,480	1,777
Stock compensation expense	$1,729	$2,656	$3,499

(In thousands)
Remaining unamortized expense at December 31, 2014
Stock-based compensation	$880

The remaining unamortized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.7 years.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2012	5,405,606	$1.57	2.45
Issued	-	-	-
Expired/forfeited	(232)	31.75	-
Exercised	(700,738)	1.18	-
December 31, 2012	4,704,636	1.61	1.41
Issued	-	-	-
Expired/forfeited	-	-	-
Exercised	(3,876,063)	1.45	-
December 31, 2013	828,573	2.39	2.06
Issued	2,575,000	5.09	-
Expired/forfeited	(40,000)	3.98	-
Exercised	(28,500)	2.85	-
Outstanding and exercisable, December 31, 2014	3,335,073	$4.45	0.93

The estimated fair value of stock-based awards is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term and forfeiture rate of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior, as well as expected behavior on outstanding options and warrants. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods, and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

Outstanding Warrants to Purchase Common Stock as of December 31, 2014:

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

10.          Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2014 and 2013.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2014 and 2013.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the years ended December 31, 2014 and 2013, approximately $93,000 and $387,000, respectively of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through December 31, 2014, we made total payments of approximately $419,000 under the NN1001 Agreement and there is approximately $61,000 included in our accrued expenses as of December 31, 2014. No amounts were recorded in the year ended December 31, 2012 because no shipments occurred during that period.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate our intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. Through December 31, 2014, we had made no payments under the NN1002 Agreement.

Operating Leases

We lease 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The annual payment for this space equates to approximately $86,000 per year. This lease is valid through July 31, 2015. We are currently searching for alternative office space nearby our current location.

Our subsidiary Neonode Technologies AB leases 6,520 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space equates to approximately $443,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2017. The lease can be extended on a yearly basis.

Our subsidiary Neonode Japan Inc. leases 430 square feet of office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. This lease is valid through October 31, 2016. The annual expense for this space is approximately $28,000 per year.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. This lease is valid through February 13, 2017. The annual expense for this space is approximately $24,000 per year.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

For the years ended December 31, 2014, 2013 and 2012, we recorded approximately $633,000, $556,000 and $400,000, respectively, for rent expense.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2014 is as follows (in thousands):

Years ending December 31,	Total
2015	$538
2016	489
2017	410
$1,437

Equipment Subject to Capital Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original 6 year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The equipment will be amortized to research and development expense on a straight line basis over 6 years at the rate of approximately $20,000 per quarter. The interest rate of the lease is 4% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital lease as of December 31, 2014 (in thousands):

Year ending December 31,	Total
2015	$79
2016	79
2017	79
2018	79
2019	79
Thereafter	86
Total minimum payments required:	481
Less amount representing interest:	(53)
Present value of net minimum lease payments:	428
Less current portion	(61)
$367

The following is a schedule of equipment under capital lease as of December 31, 2014 (in thousands):
Equipment under capital lease	$458
Less: accumulated depreciation	(34)
Net book value	$424

11.          Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the years ended December 31, 2014, 2013 and 2012 were to customers located in the U.S., Europe and Asia. Of our total assets, 85% and 90% were held in the U.S. as of December 31, 2014 and 2013, respectively, and 14% and 10% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014
	Amount	Percentage
Net revenues from customers in the U.S.	$2,833	60%
Net revenue from customers in Europe	228	5%
Net revenues from customers in Asia	1,679	35%
Total	$4,740	100%

	2013
	Amount	Percentage
Net revenues from customers in the U.S.	$1,896	51%
Net revenues from customers in Europe	308	9%
Net revenues from customers in Asia	1,513	40%
Total	$3,717	100%

	2012
	Amount	Percentage
Net revenues from customers in the U.S.	$5,178	73%
Net revenues from customers in Europe	153	2%
Net revenues from customers in Asia	1,806	25%
Total	$7,137	100%

12.          Income Taxes

Loss before provision for income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2014	2013	2012
Domestic	$(13,993)	$(12,877)	$(10,283)
Foreign	(228)	(94)	1,121

Total	$(14,221)	$(12,971)	$(9,162)

The provision for income taxes is as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Current
Federal	$-	$-	$--
State	3	2	2
Foreign	10	107	123
Change in deferred
Federal	(4,214)	(3,794)	(3,653)
Federal valuation allowance	4,214	3,794	3,653
State	(460)	129	453
State valuation allowance	460	(129)	(453)
Foreign	64	111	276
Foreign valuation allowance	(64)	(111)	(276)

Total current	$13	$109	$125

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are:

	2014	2013	2012
Amounts at statutory tax rates	34%	34%	34%
Foreign losses taxed at different rates	(1)%	--	1%
Stock-based compensation	(2)%	(3)%	(7)%
Other	(1)%	(1)%	--
Total	30%	30%	28%
Valuation allowance	(31)%	(31)%	(29)%
Effective tax rate	(1)%	(1)%	(1)%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Accruals	$1,053	$1,519
Stock compensation	1,210	1,070
Net operating losses	14,681	9,760
Total deferred tax assets	$16,944	$12,349
Basis difference in fixed assets	2	(14)
Valuation allowance	(16,946)	(12,335)

Total net deferred tax assets	$--	$--

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2014, we had federal, state and foreign net operating losses of $41.7 million, $16.1 million and $0, respectively. The federal loss carryforward begins to expire in 2028, the California loss carryforward begins to expire in 2020 and the foreign loss carryforward is indefinite.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2014, we had not completed the determination of the amount to be limited under the provision.

As of December 31, 2014, we did not recognize $533,000 and $27,000 of federal and state deferred tax assets relating to excess tax benefits for stock-based compensation deductions. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with accounting guidance. There were no unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2014, 2013 and 2012 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2014, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Payments related to the license agreement with Sony Corporation are net of 10% income tax withholding as required by the Japanese government under the Sweden and Japan international tax treaty. The amounts withheld may be used to offset future payables for income tax in Sweden. In the years ended December 21, 2014, 2013 and 2012, $0, $42,000 and $123,000 was withheld, respectively.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan and South Korea. The 1999 through 2013 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13.          Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans. Contributions relating to these defined contribution plans for the years ended December 31, 2014, 2013 and 2012 were $249,000, $184,000 and $139,500, respectively. We match U.S. employee contributions to a 401k retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401k contributions for the years ended December 31, 2014, 2013 and 2012 were $81,000, $66,000 and $27,000, respectively.

14.          Net Loss per Share

Basic net loss per common share for the years ended December 31, 2014, 2013 and 2012 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 0.3 million, 0.8 million and 4.7 million outstanding stock warrants, 11,000, 11,000 and 52,000 shares issuable upon conversion of preferred stock, 24,000, 1.6 million and 1.7 million stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012, respectively, due to their anti-dilutive effect.

(In thousands, except per share amounts)	Years ended December 31,
	2014	2013	2012
BASIC AND DILUTED
Weighted average number of common shares outstanding	39,532	35,266	33,003

Net loss	$(14,234)	$(13,080)	$(9,287)

Net loss per shares basic and diluted	$(0.36)	$(0.37)	$(0.28)

15.           Quarterly Financial Information

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2014
Net revenues	$1,014	$865	$1,126	$1,735
Cost of revenues	166	452	422	469
Gross margin	848	413	704	1,266
Net loss	(4,008)	(3,874)	(3,245)	(3,107)
Net loss per basic and diluted common share	$(0.11)	$(0.10)	$(0.08)	$(0.08)

2013
Net revenues	$548	$1,084	$1,076	$1,009
Cost of revenues	16	662	765	199
Gross margin	532	422	311	810
Net loss	(3,570)	(3,120)	(3,343)	(3,047)
Net loss per basic and diluted common share	$(0.11)	$(0.09)	$(0.09)	$(0.08)

2012
Net revenues	$1,164	$1,974	$1,679	$2,320
Cost of revenues	249	494	337	385
Gross margin	915	1,480	1,342	1,935
Net loss	(1,588)	(3,427)	(2,144)	(2,128)
Net loss per basic and diluted common share	$(0.05)	$(0.10)	$(0.06)	$(0.07)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

16.          Subsequent Events

On January 9, 2015, we incorporated the subsidiary Neonode Taiwan Ltd.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the ineffectiveness of our Company’s disclosure controls and procedures as of December 31, 2014, our management believes that the consolidated financial statements and other financial information contained in this Annual Report present fairly, in all material respects, our financial condition results of operations and cash flows as of, and for, the dates and periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the audit of our consolidated financial statements for the year ended December 31, 2014, management determined that we had material weaknesses in our quarterly and annual financial close processes relating to intercompany adjustments and accounting for complex transactions.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to designing, implementing and operating effective controls. To remediate our Company’s material weaknesses in internal control over financial reporting, our planned steps include:

•	engaging additional external resources with public company accounting and reporting experience to enhance our policies and procedures, including those related to complex accounting issues; and
•	preparing additional written policies and procedures for accounting and financial reporting to establish a formal process to close our books and account for all transactions.

Management will periodically assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.

KMJ Corbin & Company LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2014. Their report on the consolidated financial statements appears in this Annual Report in Item 8 on Form 10-K and their report on the effectiveness of our internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Neonode Inc.

We have audited the internal control over financial reporting of Neonode Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Two material weaknesses were identified and included in management’s assessment related to controls over the quarterly and annual financial close process surrounding intercompany adjustments and controls over accounting for complex transactions. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied to our audit in the 2014 consolidated financial statements.

In our opinion, because of the effects of the above mentioned material weaknesses on the achievement of the objectives of the control criteria, Neonode Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neonode Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 12, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 28, 2012 (incorporated by reference to Exhibit 3.1.3 of the registrant’s annual report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference to Exhibit 3.2 of the registrant’s annual report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated December 29, 2008 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on December 31, 2008 (file no. 0-08419))
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated January 2, 2009 (incorporated by reference to Exhibit 4.2 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated January 28, 2009 (incorporated by reference to Exhibit 4.3 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
10.1	Securities Purchase Agreement, dated May 9, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 12, 2014 (file no. 1-35526))
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on May 12, 2014 (file no. 1-35526))
10.3	Investor Warrant (incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K, as amended, filed on May 19, 2014 (file no. 1-35526))
10.4	Agent Warrant (incorporated by reference to Exhibit 10.4 of the registrant’s current report on Form 8-K, as amended, filed on May 19, 2014 (file no. 1-35526))
10.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.20 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
10.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 14, 2013 (file no. 1-35526))
10.7	Employment Agreement of Thomas Eriksson, dated March 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on March 11, 2014 (file no. 1-35526)) +
10.8	Employment Agreement of Lars Lindqvist, dated August 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 6, 2014 (file no. 1-35526)) +
10.9	Consulting Agreement of Per Bystedt, dated January 28, 2011 (incorporated by reference to Exhibit 10.17 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419)) +
10.10	Employment Agreement of David W. Brunton, dated July 1, 2010 (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 14, 2013 (file no. 1-35526)) +
10.11	Separation Agreement of David Brunton, dated August 5, 2014 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on August 6, 2014 (file no. 1-35526)) +
10.12	Consulting Agreement of David Brunton, dated August 5, 2014 (incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K, as amended, filed on August 6, 2014 (file no. 1-35526))
10.13	Neonode Inc. 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 filed on November 22, 2013 (file no. 333-192505))
10.14	Form of Option used in connection with the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 14, 2013 (file no. 1-35526))
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 12, 2015	By:	/s/ Lars Lindqvist
Lars Lindqvist Chief Financial Officer, Vice President, Finance, Treasurer and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Thomas Eriksson	Chief Executive Officer, and Director	March 12, 2015
Thomas Eriksson	(Principal Executive Officer)

/s/ Lars Lindqvist	Chief Financial Officer, Vice President, Finance	March 12, 2015
Lars Lindqvist	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Per Bystedt	Chairman of the Board of Directors	March 12, 2015
Per Bystedt

/s/ John Reardon	Director	March 12, 2015
John Reardon

/s/ Mats Dahlin	Director	March 12, 2015
Mats Dahlin
/s/ Per Löfgren	Director	March 12, 2015
Per Löfgren

