Form 10-Q
period 2015-03-31
Neonode, Inc
filed 2015-05-06
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2015 was 40,455,352.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2015

TABLE OF CONTENTS

PART I	Financial Information

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	4

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	24

PART II	Other Information

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 6	Exhibits	25

SIGNATURES		26

EXHIBITS

PART I.	Financial Information

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,453	$6,129
Accounts receivable, net	2,041	1,106
Projects in process	613	200
Prepaid expenses and other current assets	536	513
Total current assets	7,643	7,948

Property and equipment, net	554	654
Total assets	$8,197	$8,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735	$566
Accrued expenses	1,143	935
Deferred revenues	4,146	3,403
Current portion of capital lease obligation	56	61

Total current liabilities	6,080	4,965

Capital lease obligation, net of current portion	319	367
Total liabilities	6,399	5,332

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at March 31, 2015 and December 31, 2014. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share;
40,455,352 shares issued and outstanding at March 31, 2015 and December 31, 2014	40	40
Additional paid-in capital	169,608	169,010
Accumulated other comprehensive income	151	149
Accumulated deficit	(168,001)	(165,929)
Total stockholders' equity	1,798	3,270
Total liabilities and stockholders’ equity	$8,197	$8,602

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014

Net revenues	$2,263	$1,014
Cost of revenues	338	166
Gross margin	1,925	848

Operating expenses:
Product research and development	1,579	1,784
Sales and marketing	850	1,042
General and administrative	1,562	2,029

Total operating expenses	3,991	4,855
Operating loss	(2,066)	(4,007)

Other expense
Other expense, net	4	-
Total other expense	4	-

Loss before provision for income taxes	(2,070)	(4,007)

Provision for income taxes	2	1
Net loss	$(2,072)	$(4,008)
Loss per common share:
Basic and diluted loss per share	$(0.05)	$(0.11)
Basic and diluted – weighted average number of common shares outstanding	40,455	37,941

See accompanying notes to condensed consolidated financial statements.

4

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014

Net loss	$(2,072)	$(4,008)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	35
Total comprehensive loss	$(2,070)	$(3,973)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,072)	$(4,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	598	1,072
Depreciation and amortization	51	41
Changes in operating assets and liabilities:
Accounts receivable	(935)	314
Projects in process	(417)	(202)
Prepaid expenses and other current assets	(58)	(139)
Accounts payable and accrued expenses	502	228
Deferred revenues	746	48
Net cash used in operating activities	(1,585)	(2,646)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(46)
Net cash used in investing activities	(3)	(46)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	-	36
Principal payments on capital lease obligation	(14)	-
Net cash (used in) provided by financing activities	(14)	36

Effect of exchange rate changes on cash	(74)	33

Net decrease in cash	(1,676)	(2,623)
Cash at beginning of period	6,129	8,815
Cash at end of period	$4,453	$6,192

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$1
Cash paid for interest	$4	$-

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.   Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Operations

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q Report as “Neonode”, “we”, “us”, “our” or the “Company”), develops and licenses user interfaces and optical infrared touch technology. We license our multi-touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who incorporate it into devices that they produce and sell.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $2.1 million and $4.0 million the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of approximately $168.0 million and $165.9 million as of March 31, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $1.6 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

We believe that we have sufficient cash to operate for the next twelve months. While there is no assurance that the Company can meet its cash flow, management anticipates that it can continue operations for at least the next twelve months.

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated balance sheet at March 31, 2015 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2015, include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan).

The audited condensed consolidated balance sheet at December 31, 2014 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden) and Neonode Korea Ltd. (South Korea).

The unaudited condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2014 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.) and Neno User Interface Solutions AB (Sweden).

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable,the achievement of substantive milestones and vendor-specific objective evidence (“VSOE”) of fair value for purposes of revenue recognition (or deferral of revenue), recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of options and warrants issued for stock-based compensation.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan, Korea, Taiwan and Sweden. At times, deposits held with financial institutions in the U.S. may exceed the amount of insurance provided by the U.S. Federal Deposit Insurance Corporation, which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 Euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. The Korea Deposit Insurance Corporation provides insurance coverage up to 50,000,000 Won per customer. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. As of March 31, 2015, we had approximately $4.0 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was $167,000 as of March 31, 2015 and December 31, 2014.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $613,000 and $200,000 as of March 31, 2015 and December 31, 2014, respectively.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets.  As of March 31, 2015, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains were $2,000 and $35,000 during the three months ended March 31, 2015 and 2014, respectively. Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $26,000 during the three months ended March 31, 2015 and 2014.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of March 31, 2015, one customer represented approximately 68% of the Company’s accounts receivable.

As of December 31, 2014, three customers represented approximately 87% of the Company’s accounts receivable.

Our net revenues for the three months ended March 31, 2015 were earned from twenty-four customers. Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2015 are as follows:

●	Hewlett Packard Company – 30%
●	Amazon -28%

Our net revenues for the three months ended March 31, 2014 were earned from fourteen customers. Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2014 are as follows:

●	Leap Frog – 30%
●	Sony Corporation – 16%
●	Netronix Inc. – 14%
●	KOBO Inc. – 11%

Revenue Recognition

Licensing Revenues:

We derive revenue from the licensing of internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Fees under these agreements may include license fees relating to our IP and royalties payable following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. We follow U.S. GAAP for revenue recognition as per unit royalty products are distributed or licensed by our customers.  For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of technology; (2) the customer distributes or licenses the products; (3) the customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. Our customers report to us the quantities of products distributed or licensed by them after the end of the reporting period stipulated in the contract, generally 30 to 45 days after the end of the month or quarter. We recognize licensing revenue in the period in which royalty reports are received, rather than the period in which the products are distributed or to which the license relates.

Explicit return rights are not offered to customers. There have been no returns through March 31, 2015.

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

Generally, we recognize revenue as the engineering services stipulated under the contract are completed and accepted by our customers.  Engineering services are performed under a signed Statement of Work (“SOW”) with a customer. The deliverables and payment terms stipulated under the SOW provide guidance on the project revenue recognition.

Revenues from contracts that are short-term in nature and related costs that are difficult to estimate are accounted for under the completed contract method.

Revenues from contracts with substantive defined milestones that we have determined are reasonable, relevant to all the deliverables and payment terms in the SOW that are commensurate with the efforts required to achieve the milestones are recognized under the milestone recognition method.

Estimated losses on all SOW projects are recognized in full as soon as they become evident.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2015 and 2014 amounted to approximately $20,000 and $106,000, respectively.

Product Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the estimated fair value of the award on the grant date, and recognize the value as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, net of estimated forfeitures.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2015 and December 31, 2014. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions.  As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2015 and December 31, 2014, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2015 and 2014. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2015 and 2014 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Other Comprehensive Income

Our other comprehensive income includes foreign currency translation gains and losses.  The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 8.32 and 6.46 Swedish Krona to one U.S. Dollar for the three months ended March 31, 2015 and 2014, respectively. The exchange rate for the condensed consolidated balance sheets was 8.60 and 7.80 Swedish Krona to one U.S. Dollar as of March 31, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 119.15 and 102.82 Japanese Yen to one U.S. Dollar for the three months ended March 31, 2015 and 2014, respectively. The exchange rate for the condensed consolidated balance sheets was 119.63 and 119.93 Japanese Yen to one U.S. Dollar as of March 31, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 1,100.00 South Korean Won to one U.S. Dollar for the three months ended March 31, 2015. The exchange rate for the condensed consolidated balance sheets was 1,104.97 and 1,096.73 South Korean Won to one U.S. Dollar as of March 31, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 31.56 Taiwan Dollar to one U.S. Dollar for the three months ended March 31, 2015. The exchange rate for the condensed consolidated balance sheet was 31.20 Taiwan Dollar to one U.S. Dollar as of March 31, 2015.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 29, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of the reporting periods beginning after December 15, 2016. We have not yet selected a transition method and are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016 and early application is permitted. We are currently assessing this guidance for future implementation.

3.   Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of March 31, 2015 and December 31, 2014, we had $2.3 million and $3.0 million, respectively, of deferred license fee revenue related to prepayments for future license fees from five customers, and a total of $1.8 million and $0.4 million, respectively, of deferred engineering development fees from three and five customers, respectively.

4.   Stockholders’ Equity

Common Stock

During the three months ended March 31, 2015, there were no activities that affected common stock.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of March 31, 2015.

	Shares of Preferred Stock Not Exchanged as of March 31, 2015	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2015

Series B Preferred stock	83	132.07	10,962

5.   Stock-Based Compensation

The stock-based compensation expense for the three months ended March 31, 2015 and 2014 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. In addition, on March 3, 2015, the Company issued to certain Swedish employees an aggregate of 265,000 immediately vested options to purchase shares of the Company’s common stock at an exercise price of $4.15 per share that expire on March 3, 2018. Under Sweden law, the employees are required to purchase the stock options from the Company that was recorded as stock-based compensation expense. The purchase price of the stock options was determined to be $0.70 per option for a total amount of $185,500. At the discretion of the Board of Directors, the Company absorbed the cost and recorded the amount as a bonus to these employees on date of grant. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Product research and development	$223	$268
Sales and marketing	106	175
General and administrative	269	629
Total stock-based compensation expense	$598	$1,072

Remaining unrecognized expense at March 31, 2015
Stock-based compensation	$1,180

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 2.0 years.

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

Stock Options

We have adopted equity incentive plans for which stock options and restricted stock awards are available to grant to employees, consultants and directors. Except for the 265,000 options issued to certain Swedish employees (see above), all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

As of March 31, 2015 we had two equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008; and
●	The 2006 Equity Incentive Plan, (the “2006 Plan”).

We also had one non-employee director stock option plan as of March 31, 2015:

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,709,400	$4.92
Granted	575,000	3.55
Expired/forfeited	(3,200)	86.25
Outstanding at March 31, 2015	2,281,200	$4.46

The aggregate intrinsic value of the 2,281,200 stock options that are outstanding, vested and expected to vest as of March 31, 2015 was $83,000.

For the three months ended March 31, 2015 and 2014, we recorded $0.6 million and $1.1 million, respectively, of compensation expense related to the vesting of stock options, including options granted to certain Swedish employees, as described above. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three months ended March 31, 2015, we granted options to purchase 485,000 shares of our common stock to employees and options to purchase 90,000 shares of our common stock to four members of our board of directors with a grant date fair value of $0.6 million computed using the Black-Scholes option pricing model. The total options granted includes 265,000 options issued to certain Swedish employees, as described above. The weighted-average grant date fair value of the options granted during the three months ended March 31, 2015 was $3.55 per share.

See below for assumptions used in the valuation of stock options:

For the three months
ended March 31, 2015

Annual dividend yield	-
Expected life (years)	1.50 - 4.24
Risk-free interest rate	0.47% - 1.41%
Expected volatility	70% - 72%

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

Warrants

A summary of all warrant activity is set forth below:

	March 31, 2015
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2015	3,335,073	$4.45	0.93
Granted	--	--	--
Expired/cancelled	--	--	--
Exercised	--	--	--
Outstanding and exercisable, March 31, 2015	3,335,073	$4.45	0.69

Outstanding Warrants to Purchase Common Stock as of March 31, 2015:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2009 Employee Warrants	8/25/2009	$0.50	80,000	8/25/2016
2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	349,973	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2014 Agent Warrant	5/15/2014	$5.09	75,000	11/15/2015
May 2014 Investor Warrant	5/15/2014	$5.09	2,500,000	11/15/2015
Total Warrants Outstanding			3,335,073

6.   Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2015 and December 31, 2014.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2015 and December 31, 2014.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three months ended March 31, 2015 and 2014, approximately $20,000 and $31,000, respectively, of NRE expense related to the NN1001 Agreement is included in product research and development in the condensed consolidated statements of operations. Through March 31, 2015, we made no payments under the NN1001 Agreement and there is approximately $81,000 included in our accrued expenses as of March 31, 2015.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate our intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. Through March 31, 2015, we had made no payments under the NN1002 Agreement.

7.   Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three months ended March 31, 2015 and 2014 were to customers located in the U.S., Europe and Asia. Of our total assets, 77% and 85% were held in the U.S. as of March 31, 2015 and December 31, 2014, respectively, and 20% and 14% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,693	75%	$668	66%
Net revenues from customers in Asia	413	18%	321	32%
Net revenues from customers in Europe	157	7%	25	2%
	$2,263	100%	$1,014	100%

8.   Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2015 and 2014 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 2.3 million and 0.5 million outstanding stock options and 3.3 million and 0.5 million outstanding stock warrants under the treasury stock method, and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2015 and 2014, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended March 31,
	2015	2014
BASIC AND DILUTED
Weighted average number of common shares outstanding	40,455	37,941
Net loss	$(2,072)	$(4,008)

Net loss per share - basic and diluted	$(0.05)	$(0.11)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our remediation and detection of material weaknesses in our internal control over financial reporting and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, “registrant”, or the “Company”.

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

As of March 31, 2015, we had thirty-six technology license agreements with global OEMs and ODMs. During the three months ended March 31, 2015, we had sixteen customers using our touch technology in products that were being shipped to customers.

During the three months ended March 31, 2015, Neonode entered into a joint development and cooperation agreement, with Autoliv Development AB (“Autoliv”) to develop a new Human Machine Interface ("HMI") sensing product for vehicle steering wheel applications. Neonode will license its zForce DRIVE technology to Autoliv as part of the agreement. On April 9, 2015, Autoliv paid an initial $1.5 million to Neonode under the agreement with an additional $1.5 million in three staggered payments subject to and after achievement of project milestones during a 12 months period. The initial payment of $1.5 million will be initially recorded as deferred revenue to be amortized to revenue during the 12 month development period, beginning in the second quarter of 2015. The additional $1.5 million will be recognized as revenue as project milestones are completed.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2015 were $2.3 million, compared to net revenues for the three months ended March 31, 2014 of $1.0 million. Our net revenues for the three months ended March 31, 2015 and 2014 included $1.8 million and $0.9 million, respectively, from technology license fees and $0.5 million and $0.1 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers.

The increase of 123% in net revenues for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to an increase in license fees from Amazon (E-Readers), HP within the printer market and NRE revenue from customers within automotive markets.

 Gross Margin

Gross margin was $1.9 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased in the three months ended March 31, 2015 compared to the same period in 2014 due to the increase in our total revenues. The gross margin related to our license fees is 100%. As license fees as a percentage of our total revenue increase, our gross margin will increase.

Product Research and Development

Product research and development (“R&D”) expenses for the three months ended March 31, 2015 were $1.6 million, compared to $1.8 million for the same period in 2014. The decrease is mainly related to lower costs for personnel and components that were spent in customer related projects due to a favorable currency exchange rate of the SEK compared to the U.S. Dollar. Since May 2014, we have manufactured the majority of prototypes needed in house at our own prototype lab. Previously, we outsourced all the prototype manufacturing process at a high cost. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. We continue to pursue and expand R&D expenditures on the development of our touch technologies. Included in R&D expenses is $223,000 of non-cash stock-based compensation expense for the three months ended March 31, 2015, compared to $268,000 for the same period in 2014.

Sales and Marketing

  Sales and marketing expenses for the three months ended March 31, 2015 were $0.9 million, compared to $1.0 million for the same period in 2014. Included in sales and marketing expenses is $106,000 of non-cash stock-based compensation expense for the three months ended March 31, 2015, compared to $175,000 for the same period in 2014. The decrease in expenses for the three months ended March 31, 2015 is mainly due to favorable currency exchange rate differences. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers. We are in the process of increasing our sales and engineering presence in Taiwan primarily to secure and service PC and ODM customers.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2015 were $1.6 million, compared to $2.0 million for the same period in 2014. This overall decrease in 2015 as compared to 2014 was primarily related to a decrease in legal expenses related to patent filings, corporate and SEC compliance. In addition, a portion of the decrease in the quarter is related to favorable currency exchange rates. Included in G&A expenses is $269,000 of non-cash stock-based compensation expense for the three months ended March 31, 2015, compared to $629,000 for the same period in 2014. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was 0% in the three months ended March 31, 2015 and 2014, respectively. We recorded valuation allowances for the three month periods ended March 31, 2015 and 2014 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $2.1 million for the three months ended March 31, 2015, compared to a net loss of $4.0 million in the comparable period in 2014.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three months ended March 31, 2015 and 2014, approximately $20,000 and $31,000, respectively, of NRE expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. Through March 31, 2015, we made no payments under the NN1001 Agreement and there is approximately $81,000 included in our accrued expenses as of March 31, 2015.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate our intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 is currently in development and has not been released to mass production. Through March 31, 2015, we had made no payments under the NN1002 Agreement.

Operating Leases

On March 22, 2012, we entered into a three year lease for 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The initial lease payment is $7,007 per month, increasing to $7,657 per month over the term of the lease. This lease is valid through July 31, 2015. The annual payment for this space equates to approximately $86,000 per year. We are currently searching for alternative office space nearby our current location.

On October 12, 2012, we entered into a two year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $2,300 per month. This lease was valid through October 12, 2014. The lease was extended for two years and is valid until October 31, 2016 under the same terms and conditions. The annual payment for this space equates to approximately $28,000 per year.

On July 1, 2013, NTAB entered into a lease for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through June 30, 2014. On July 1, 2014, the lease was extended and is valid through November 30, 2017 for approximately $400,000 per year. The lease can be extended on a yearly basis with three months written notice.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. This lease is valid through February 13, 2017. The annual payment for this space equates to approximately $24,000 per year.

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2015 is as follows (in thousands):

Year ending December 31,	Total
2015 (remaining nine months)	$365
2016	448
2017	372
$1.185

Equipment Subject to Capital Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original 6 year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The implicit interest rate of the lease is 4% per annum.

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

As of March 31, 2015, we had cash of $4.5 million compared to $6.1 million as of December 31, 2014.

Working capital (current assets less current liabilities) was $1.6 million as of March 31, 2015, compared to working capital of $3.0 million as of December 31, 2014.

Net cash used in operating activities for the three months ended March 31, 2015 was $1.6 million and was primarily the result of (1) a net loss of approximately $2.1 million and (2) approximately $0.2 million in net cash provided by changes in operating assets and liabilities and (3) approximately $0.6 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable increased by approximately $0.9 million as of March 31, 2015 compared with December 31, 2014. This is due to the increased license fees revenues in the first quarter of 2015 compared to the fourth quarter of 2014 offset by payments from two of our customers.

Deferred revenues increased by approximately $0.7 million during the three months ended March 31, 2015 compared with December 31, 2014, primarily as a result of an increase in engineering projects, slightly offset by a decrease in our deferred license revenues during the three months ended March 31, 2015.

Net cash used in operating activities of $2.6 million for the three months ended March 31, 2014 was primarily the result of (1) a net loss of approximately $4.0 million and (2) approximately $0.3 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable. Cash used to fund net losses is reduced by approximately $1.1 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

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

In the three months ended March 31, 2015 and 2014, we purchased approximately $3,000 and $46,000, respectively, of property and equipment, primarily computers and test equipment.

Net cash used in financing activities of $14,000 was the result of principal payments on capital lease during the three months ended March 31, 2015.

Net cash provided by financing activities was the result of net proceeds of $36,000 received in connection with the exercise of stock warrants for shares of our common stock during the three months ended March 31, 2014.

We have incurred significant operation losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $2.1 million and $4.0 million the three months ended March 31, 2015 and 2014, respectively, and had an accumulated deficit of approximately $168.0 million and $165.9 million as of March 31, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $1.6 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

We expect that our revenues will continue to increase, which will provide us with improved cash flows from operations for at least the next twelve months. In the event that we are unable to meet our revenue targets, we will have to explore alternative methods to conserve our cash position. Should we find it necessary to delay or scale back certain activities, our business, financial condition, and results of operations could be materially affected. While there is no assurance that the Company can meet its revenue targets, management anticipates that it can continue operations for at least the next twelve months.

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

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. They are subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar will impact our future operating results.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar will impact our future operating results. Our consolidated net revenues for the three months ended March 31, 2015 are denominated in US Dollars and approximately 64% of our consolidated operating costs for the three months ended March 31, 2015 are denominated in Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4.          Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the first quarter of 2015, we put into place actions to remediate material weaknesses in our internal control over financial reporting related to the period ended December 31, 2014 described in our Annual Report on Form 10-K, which was filed on March 12, 2015. We have implemented the following corrective actions during the period ended March 31, 2015 intended to address the underlying causes of the material weaknesses. These steps include:

•	The engagement of additional external resources with public company accounting and reporting experience to enhance our policies and procedures, including those related to complex accounting issues; and
•	The preparation of additional written policies and procedures for accounting and financial reporting to establish a formal process to close our books and account for all transactions.

In order to remediate the material weaknesses identified in our Annual Report on Form 10-K, which was filed on March 12, 2015, we (1) put into place the procedures described above, which were designed, appropriately controlled and implemented for a sufficient period of time, and (2) gathered sufficient evidence that those procedures and related controls were operating effectively. Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     Other Information

Item 1.          Legal Proceedings

We are not currently involved in any material legal proceedings. However, from time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 1A.        Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 6, 2015	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

