Form 10-Q
period 2015-06-30
Neonode, Inc
filed 2015-08-06
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 1-35526

NEONODE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2015 was 40,524,984.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2015

PART I.	Financial Information

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$3,159	$6,129
Accounts receivable, net	681	1,106
Projects in process	725	200
Prepaid expenses and other current assets	560	513
Total current assets	5,125	7,948

Property and equipment, net	533	654
Total assets	$5,658	$8,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$884	$566
Accrued expenses	1,255	935
Deferred revenues	3,016	3,403
Current portion of capital lease obligation	57	61
Total current liabilities	5,212	4,965

Capital lease obligation, net of current portion	315	367
Total liabilities	5,527	5,332

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at June 30, 2015 and December 31, 2014. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 40,524,984 and 40,455,352 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	40	40
Additional paid-in capital	169,782	169,010
Accumulated other comprehensive income	102	149
Accumulated deficit	(169,793)	(165,929)
Total stockholders' equity	131	3,270
Total liabilities and stockholders’ equity	$5,658	$8,602

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net revenues	$2,776	$865	$5,039	$1,879
Cost of revenues	737	452	1,075	618
Gross margin	2,039	413	3,964	1,261

Operating expenses:
Product research and development	1,629	1,742	3,208	3,526
Sales and marketing	953	756	1,803	1,798
General and administrative	1,194	1,789	2,756	3,818

Total operating expenses	3,776	4,287	7,767	9,142
Operating loss	(1,737)	(3,874)	(3,803)	(7,881)

Other expense:
Interest expense	4	-	8	-
Other expense, net	28	-	28	-
Total other expense	32	-	36	-

Loss before provision for income taxes	(1,769)	(3,874)	(3,839)	(7,881)

Provision for income taxes	23	-	25	1
Net loss	$(1,792)	$(3,874)	$(3,864)	$(7,882)
Loss per common share:
Basic and diluted loss per share	$(0.04)	$(0.10)	$(0.10)	$(0.20)
Basic and diluted – weighted average number of common shares outstanding	40,499	39,233	40,477	38,587

See accompanying notes to condensed consolidated financial statements.

4

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss	$(1,792)	$(3,874)	$(3,864)	$(7,882)
Other comprehensive income (loss):
Foreign currency translation adjustments	(49)	30	(47)	65
Total comprehensive loss	$(1,841)	$(3,844)	$(3,911)	$(7,817)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,864)	$(7,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	772	1,415
Loss on disposal of property and equipment	28	-
Depreciation and amortization	93	83
Changes in operating assets and liabilities:
Accounts receivable	424	236
Projects in process	(528)	(44)
Prepaid expenses and other current assets	(70)	(61)
Accounts payable and accrued expenses	711	429
Deferred revenues	(385)	(186)
Net cash used in operating activities	(2,819)	(6,010)

Cash flows from investing activities:
Purchase of property and equipment	(36)	(86)
Net cash used in investing activities	(36)	(86)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	-	9,254
Proceeds from exercise of stock warrants	-	36
Principal payments on capital lease obligation	(29)	-
Net cash (used in) provided by financing activities	(29)	9,290

Effect of exchange rate changes on cash	(86)	39

Net increase (decrease) in cash	(2,970)	3,233
Cash at beginning of period	6,129	8,815
Cash at end of period	$3,159	$12,048

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$1
Cash paid for interest	$8	$-

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment with capital lease obligations	$-	$530

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.8 million and $3.9 million and $3.9 million and $7.9 million for the three and six months ended June 30, 2015 and 2014, respectively, and had an accumulated deficit of approximately $169.8 million and $165.9 million as of June 30, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $2.8 million and $6.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

The unaudited condensed consolidated balance sheet at June 30, 2015 and the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015, include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan).

The audited condensed consolidated balance sheet at December 31, 2014 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden) and Neonode Korea Ltd. (South Korea).

The unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.) and Neno User Interface Solutions AB (Sweden).

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, the achievement of substantive milestones and vendor-specific objective evidence (“VSOE”) of fair value for purposes of revenue recognition (or deferral of revenue), recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of options and warrants issued for stock-based compensation.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan, Korea, Taiwan and Sweden. At times, deposits held with financial institutions in the U.S. may exceed the amount of insurance provided by the U.S. Federal Deposit Insurance Corporation, which provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 Euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. The Korea Deposit Insurance Corporation provides insurance coverage up to 50,000,000 Won per customer. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. As of June 30, 2015, we had approximately $2.7 million in excess of insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was $167,000 as of June 30, 2015 and December 31, 2014.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $725,000 and $200,000 as of June 30, 2015 and December 31, 2014, respectively.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2015, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(49,000) and $(47,000) during the three and six months ended June 30, 2015, respectively, compared to translation gains of $30,000 and $65,000 during the same periods in 2014, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $5,000 and $31,000 during the three and six months ended June 30, 2015, respectively, compared to $8,000 and $34,000 during the same periods in 2014, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of June 30, 2015, two customers represented approximately 90% of the Company’s accounts receivable.

As of December 31, 2014, three customers represented approximately 87% of the Company’s accounts receivable.

Our net revenues for the three and six months ended June 30, 2015 were earned from twenty-one and twenty-seven customers, respectively. Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2015 are as follows:

•	Autoliv Development AB – 31%
•	Hewlett Packard Company – 28%
•	Amazon – 11%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2015 are as follows:

•	Hewlett Packard Company – 29%
•	Amazon – 19%
•	Autoliv Development AB – 17%

Our net revenues for the three and six months ended June 30, 2014 were earned from nineteen and twenty-two customers. Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2014 are as follows:

•	Delphi Electronics and Safety – 14%
•	Hewlett Packard Company – 12%
•	Netronix Inc. – 11%
•	KOBO Inc. – 15%
•	Wave Group Ltd. – 11%
•	Clarion Industries Co., Ltd. – 12%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2014 are as follows:

•	Leap Frog – 19%
•	Kobo Inc. – 13%
•	Netronix Inc. – 13%
•	Sony Corporation. – 11%

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2015.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2015 amounted to approximately $8,000 and $28,000, respectively. Advertising costs for the three and six months ended June 30, 2014 amounted to approximately $23,000 and $129,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2015 and December 31, 2014. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related to accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes.  As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2015 and December 31, 2014, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2015 and 2014. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2015 and 2014 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 8.42 and 6.60 Swedish Krona to one U.S. Dollar for the three months ended June 30, 2015 and 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 8.37 and 6.53 Swedish Krona to one U.S. Dollar for the six months ended June 30, 2015 and 2014, respectively. The exchange rate for the condensed consolidated balance sheets was 8.31 and 7.80 Swedish Krona to one U.S. Dollar as of June 30, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 121.29 and 102.12 Japanese Yen to one U.S. Dollar for the three months ended June 30, 2015 and 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 120.23 and 102.47 Japanese Yen to one U.S. Dollar for the six months ended June 30, 2015 and 2014, respectively. The exchange rate for the condensed consolidated balance sheets was 122.72 and 119.93 Japanese Yen to one U.S. Dollar as of June 30, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 1,096.06 South Korean Won to one U.S. Dollar for the three months ended June 30, 2015. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 1,098.02 South Korean Won to one U.S. Dollar for the six months ended June 30, 2015. The exchange rate for the condensed consolidated balance sheets was 1,126.89 and 1,096.73 South Korean Won to one U.S. Dollar as of June 30, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 30.78 Taiwan Dollar to one U.S. Dollar for the three months ended June 30, 2015. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 31.17 Taiwan Dollar to one U.S. Dollar for the six months ended June 30, 2015. The exchange rate for the condensed consolidated balance sheet was 30.92 Taiwan Dollar to one U.S. Dollar as of June 30, 2015.

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. We have not yet selected a transition method and are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

3.   Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of June 30, 2015 and December 31, 2014, we had $1.9 million and $3.0 million, respectively, of deferred license fee revenue related to prepayments for future license fees from four and five customers, and a total of $1.1 million and $0.4 million, respectively, of deferred engineering development fees from one and five customers, respectively.

4.   Stockholders’ Equity

Common Stock

During the six months ended June 30, 2015, a warrant holder exercised warrants to purchase 80,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 69,632 shares of our common stock.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of June 30, 2015.

	Shares of Preferred Stock Not Exchanged as of June 30, 2015	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2015

Series B Preferred stock	83	132.07	10,962

5.   Stock-Based Compensation

The stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. In addition, on March 3, 2015, the Company issued to certain Swedish employees an aggregate of 265,000 immediately vested options to purchase shares of the Company’s common stock at an exercise price of $4.15 per share that expire on March 3, 2018. Under Sweden law, the employees are required to purchase the stock options from the Company that was recorded as stock-based compensation expense. The purchase price of the stock options was determined to be $0.70 per option for a total amount of $185,500. At the discretion of the Board of Directors, the Company absorbed the cost and recorded the amount as a bonus to these employees on date of grant. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Product research and development	$99	$92	$322	$360
Sales and marketing	66	76	172	251
General and administrative	9	175	278	804
Total stock-based compensation expense	$174	$343	$772	$1,415

Remaining unrecognized expense at June 30, 2015
Stock-based compensation	$1,038

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

During the three and six months ended June 30, 2015, our shareholders approved the Neonode Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which replaces our 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2015 Plan, 2,100,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the three and six months ended June 30, 2015, no stock options or restricted stock were granted under the 2015 Plan.

Accordingly, as of June 30, 2015 we had three equity incentive plans:

•	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008;
•	The 2006 Equity Incentive Plan; and
•	The 2015 Stock Incentive Plan

We also had one non-employee director stock option plan as of June 30, 2015:

•	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,709,400	$4.92
Granted	590,000	3.56
Expired/forfeited	(3,200)	86.25
Outstanding at June 30, 2015	2,296,200	$4.46

The aggregate intrinsic value of the 2,296,200 stock options that are outstanding, vested and expected to vest as of June 30, 2015 was approximately $34,000.

For the three and six months ended June 30, 2015 and 2014, we recorded $0.2 million and $0.8 million and $0.3 million and $1.4 million, respectively, of compensation expense related to the vesting of stock options, including options granted to certain Swedish employees, as described above. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the six months ended June 30, 2015, we granted options to purchase 500,000 shares of our common stock to employees and options to purchase 90,000 shares of our common stock to four members of our board of directors with a grant date fair value of $0.6 million computed using the Black-Scholes option pricing model. The total options granted includes 265,000 options issued to certain Swedish employees, as described above. The weighted-average grant date fair value of the options granted during the six months ended June 30, 2015 was $1.26 per share.

See below for assumptions used in the valuation of stock options:

For the six months ended
June 30, 2015

Annual dividend yield	-
Expected life (years)	1.50 - 4.35
Risk-free interest rate	0.47% - 1.41%
Expected volatility	68% - 72%

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

Warrants

A summary of all warrant activity is set forth below:

	June 30, 2015
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2015	3,335,073	$4.45	0.93
Granted	-	-	-
Expired/cancelled	(80,000)	0.50	-
Exercised	-	-	-
Outstanding and exercisable, June 30, 2015	3,255,073	$4.55	0.42

Outstanding Warrants to Purchase Common Stock as of June 30, 2015:

Description	Issue Date	Exercise Price	Shares	Expiration Date

2007 Debt Extension Warrants	9/22/2010	$1.00	16,000	9/22/2015
December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	349,973	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2014 Agent Warrant	5/15/2014	$5.09	75,000	11/15/2015
May 2014 Investor Warrant	5/15/2014	$5.09	2,500,000	11/15/2015
Total Warrants Outstanding			3,255,073

6. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of June 30, 2015 and December 31, 2014.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2015 and December 31, 2014.

Non-recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and six months ended June 30, 2015 and 2014, approximately $0 and $20,000 and $42,000 and $74,000, respectively, of NRE expense related to the NN1001 Agreement is included in product research and development in the condensed consolidated statements of operations. The $500,000 of NRE development costs under the NN1001 agreement has been reached. Through June 30, 2015, we made no payments under the NN1001 Agreement.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate our intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 has been released to mass production, yet no expense has been recorded. Through June 30, 2015, we had made no payments under the NN1002 Agreement.

7.   Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three and six months ended June 30, 2015 and 2014 were to customers located in the U.S., Europe and Asia. Of our total assets, 74% and 85% were held in the U.S. as of June 30, 2015 and December 31, 2014, respectively, and 24% and 14% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30, 2015		Three months ended June 30, 2014
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,557	56%	$350	39%
Net revenues from customers in Asia	266	10%	515	61%
Net revenues from customers in Europe	953	34%	-	-%
	$2,776	100%	$865	100%

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$3,250	65%	$1,018	54%
Net revenues from customers in Asia	679	13%	836	45%
Net revenues from customers in Europe	1,110	22%	25	1%
	$5,039	100%	$1,879	100%

8.   Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2015 and 2014 was computed by dividing the net loss for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 43,000 and 0.3 million outstanding stock options and 0.2 million and 0.6 million outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2015 and 2014, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended June 30,
	2015	2014
BASIC AND DILUTED
Weighted average number of common shares outstanding	40,499	39,233
Net loss	$(1,792)	$(3,874)

Net loss per share - basic and diluted	$(0.04)	$(0.10)

(in thousands, except per share amounts)	Six months ended June 30,
	2015	2014
BASIC AND DILUTED
Weighted average number of common shares outstanding	40,477	38,587
Net loss	$(3,864)	$(7,882)

Net loss per share - basic and diluted	$(0.10)	$(0.20)

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

As of June 30, 2015, we had thirty-eight technology license agreements with global OEMs and ODMs. During the six months ended June 30, 2015, we had fourteen customers using our touch technology in products that were being shipped to customers.

During the six months ended June 30, 2015, Neonode entered into a joint development and cooperation agreement, with Autoliv Development AB (“Autoliv”) to develop a new Human Machine Interface ("HMI") sensing product for vehicle steering wheel applications. Neonode will license its zForce DRIVE technology to Autoliv as part of the agreement. On April 9, 2015, Autoliv paid an initial $1.5 million to Neonode under the agreement and an additional $1.5 million in three staggered payments subject to, and after achievement of, project milestones during a 12 months period. The initial payment of $1.5 million was initially recorded as deferred revenue and is being amortized to revenue during the 12 month development period, beginning in the second quarter of 2015. The additional $1.5 million will be recognized as revenue as project milestones are completed. During the six months ended June 30, 2015, $375,000 of the initial payment and $500,000 related to completion of project milestones was recognized as revenue.

Results of Operations

Net Revenues

Net revenues for the three and six months ended June 30, 2015 were $2.8 million and $5.0 million, respectively, compared to net revenues for the three and six months ended June 30, 2014 of $0.9 million and $1.9 million, respectively. Our net revenues for the three and six months ended June 30, 2015 included $1.5 million and $3.3 million, respectively, from technology license fees and $1.3 million and $1.7 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers. Our net revenues for the three and six months ended June 30, 2014 included $0.4 million and $1.3 million, respectively, from technology license fees and $0.5 million and $0.6 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers.

The increase of 221% in net revenues for the three month period 2015 as compared to the same period in 2014 is primarily due to an increase in license fees of 74% from E-Reader customers including Amazon, a 795% increase from printer sales, and zero to $0.2 million increase in license fees from our automotive tier 1 customers supplying systems to OEM’s, including GM, Suzuki and Volvo, plus NRE revenues from customers. During the second quarter 2015, we received the initial payment of $1.5 million and completed the first development milestone under the joint development agreement between Autoliv and us and as a result recorded $875,000 of revenues comprised of $375,000 amortization of the initial $1.5 million payment and $500,000 related to the first milestone achievement.

The license fee revenue distribution per market for the second quarter 2015 is 51% for printers, 11% for automotive and 38% for E-Readers and tablets compared to 80% for E-Readers and tablets and 20% for printers, in the second quarter 2014.

The increase of 168% in net revenues for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to the same reasons as explained above for the second quarter.

Gross Margin

Gross margin was $2.0 million and $4.0 million for the three and six months ended June 30, 2015, respectively, compared to $0.4 million and $1.3 million for the same periods in 2014, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased in the six months ended June 30, 2015 compared to the same period in 2014 due to the increase in our total revenues. The gross margin related to our license fees is 100%. As license fees as a percentage of our total revenue increase, our gross margin will increase.

Product Research and Development

Product research and development (“R&D”) expenses for the three and six months ended June 30, 2015 were $1.6 million and $3.2 million, respectively, compared to $1.7 million and $3.5 million for the same periods in 2014. The decrease is mainly related to lower costs for personnel due to a favorable currency exchange rate of the SEK compared to the U.S. Dollar. Since May 2014, we have manufactured the majority of prototypes needed in house at our own prototype lab. Previously, we outsourced all the prototype manufacturing process at a high cost. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. We continue to pursue and expand R&D expenditures on the development of our touch technologies. Included in R&D expenses is $99,000 and $322,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2015, respectively, compared to $92,000 and $360,000 for the same periods in 2014.

Sales and Marketing

  Sales and marketing expenses for the three and six months ended June 30, 2015 were $1.0 million and $1.8 million, respectively, compared to $0.8 million and $1.8 million for the same periods in 2014. Included in sales and marketing expenses is $66,000 and $172,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2015, respectively, compared to $76,000 and $251,000 for the same periods in 2014. The expenses for the six months ended June 30, 2015 are the same compared to the same period in 2014 mainly due to favorable currency exchange rate differences in 2015. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers. We are in the process of increasing our sales and engineering presence in Taiwan primarily to secure and service PC and ODM customers.

General and Administrative

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2015 were $1.2 million and $2.8 million, respectively, compared to $1.8 million and $3.8 million for the same periods in 2014. This overall decrease in 2015 as compared to 2014 was primarily related to a decrease in legal expenses related to patent filings, corporate and SEC compliance. In addition, a portion of the decrease in the current quarter is related to favorable currency exchange rates. Included in G&A expenses is $9,000 and $278,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2015, respectively, compared to $175,000 and $804,000 for the same periods in 2014. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was 1% for the three and six months ended June 30, 2015, respectively, and 0% for the three and six months ended June 30, 2014. We recorded valuation allowances for the three and six month periods ended June 30, 2015 and 2014 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $1.8 million and $3.9 million for the three and six months ended June 30, 2015, respectively, compared to a net loss of $3.9 million and $7.9 million in the comparable periods in 2014.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and six months ended June 30, 2015 and 2014, approximately $20,000, respectively, and $42,000 and $74,000, respectively, of NRE expense related to the NN1001 Agreement is included in product research and development in the condensed consolidated statements of operations. The $500,000 of NRE development costs under the NN1001 agreement has been reached. Through June 30, 2015, we made no payments under the NN1001 Agreement.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate our intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 has been released to mass production. Through June 30, 2015, we had made no payments under the NN1002 Agreement.

Operating Leases

On March 22, 2012, we entered into a three year lease for 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The initial lease payment is $7,007 per month, increasing to $7,657 per month over the term of the lease. This lease is valid through July 31, 2015. The annual payment for this space equates to approximately $86,000 per year. On May 28, 2015, we entered into a three year lease for 6,508 square feet of office space located at 2674 North First Street, San Jose, CA 95134 USA. The annual payment for this space is $160,000. This lease is effective on August 1, 2015 and is valid to July 31, 2018.

On October 12, 2012, we entered into a two year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $2,300 per month. This lease was valid through October 12, 2014. The lease was extended for two years and is valid until October 31, 2016 under the same terms and conditions. The annual payment for this space equates to approximately $27,000 per year.

On July 1, 2013, NTAB entered into a lease for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through June 30, 2014. On July 1, 2014, the lease was extended and is valid through November 30, 2017 for approximately $415,000 per year. The lease can be extended on a yearly basis with three months written notice.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. This lease is valid through February 13, 2017. The annual payment for this space equates to approximately $23,000 per year.

In May 2015, our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at 16F, No. 89 Songren Rd, Taipei, Taiwan. This lease is valid through November 24, 2015. The annual payment for this space equates to approximately $4,000 per month.

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2015 is as follows (in thousands):

Year ending December 31,	Total
2015 (remaining six months)	$326
2016	621
2017	544
2018	94
$1,585

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

As of June 30, 2015, we had cash of $3.2 million compared to $6.1 million as of December 31, 2014.

Working capital (current assets less current liabilities) was $(0.1) million as of June 30, 2015, compared to working capital of $3.0 million as of December 31, 2014.

Net cash used in operating activities for the six months ended June 30, 2015 was $2.8 million and was primarily the result of (1) a net loss of approximately $3.9 million and (2) approximately $0.2 million in net cash provided by changes in operating assets and liabilities and (3) approximately $0.9 million in non-cash operating expenses, comprised of depreciation and amortization, loss on disposal of property and equipment and stock-based compensation.

Accounts receivable decreased by approximately $0.4 million as of June 30, 2015 compared with December 31, 2014. This is due to the timing of the payments received from customers.

Deferred revenues decreased by approximately $0.4 million during the six months ended June 30, 2015 compared with December 31, 2014, primarily as a result of the completion of NRE services as noted in the increase in NRE revenues.

Net cash used in operating activities for the six months ended June 30, 2014 was $6.0 million and was primarily the result of (1) a net loss of approximately $7.9 million and (2) approximately $0.4 million in net cash provided by changes in operating assets and liabilities and (3) approximately $1.5 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

In the six months ended June 30, 2015 and 2014, we purchased approximately $36,000 and $86,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $29,000 was the result of principal payments on capital lease during the six months ended June 30, 2015.

Net cash provided by financing activities was the result of net proceeds of approximately $9.3 million from the sale of our common stock and $36,000 received in connection with the exercise of warrants to purchase 11,500 shares of our common stock during the six months ended June 30, 2014.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.8 million and $3.9 million and $3.9 million and $7.9 million for the three and six months ended June 30, 2015 and 2014, respectively, and had an accumulated deficit of approximately $169.8 million and $165.9 million as of June 30, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $2.8 million and $6.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar will impact our future operating results. Our consolidated net revenues for the six months ended June 30, 2015 are denominated in US Dollars and approximately 66% of our consolidated operating costs for the six months ended June 30, 2015 are denominated in Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

NEONODE INC.

Date: August 6, 2015	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and
Accounting Officer)

