Form 10-Q
period 2015-09-30
Neonode, Inc
filed 2015-11-09
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Smaller reporting company	☐	Non-accelerated filer	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2015 was 43,724,984.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2015

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		3

	Item 1	Financial Statements	3

		Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	3

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014	4

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014	5

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

	Item 4	Controls and Procedures	26

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	27

	Item 1A	Risk Factors	27

	Item 6	Exhibits	27

SIGNATURES			28

EXHIBITS

PART I. Financial Information

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$950	$6,129
Accounts receivable, net	489	1,106
Projects in process	1,044	200
Prepaid expenses and other current assets	715	513
Total current assets	3,198	7,948

Property and equipment, net	582	654
Total assets	$3,780	$8,602

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,121	$566
Accrued expenses	1,510	935
Deferred revenues	1,873	3,403
Current portion of capital lease obligation	57	61
Total current liabilities	4,561	4,965

Capital lease obligation, net of current portion	297	367
Total liabilities	4,858	5,332

Commitments and contingencies

Stockholders’ (deficit) equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at September 30, 2015 and December 31, 2014. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	--	--
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 40,524,984 and 40,455,352 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	40	40
Additional paid-in capital	169,958	169,010
Accumulated other comprehensive income	82	149
Accumulated deficit	(171,161)	(165,929)
Total Neonode Inc. stockholder’s (deficit) equity	(1,081)	3,270
Noncontrolling interests	3	-
Total stockholders' (deficit) equity	(1,078)	3,270
Total liabilities and stockholders’ (deficit) equity	$3,780	$8,602

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net revenues	$3,113	$1,126	$8,152	$3,005
Cost of revenues	909	422	1,984	1,040
Gross margin	2,204	704	6,168	1,965

Operating expenses:
Product research and development	1,555	1,767	4,763	5,293
Sales and marketing	845	725	2,648	2,523
General and administrative	1,152	1,457	3,908	5,275

Total operating expenses	3,552	3,949	11,319	13,091
Operating loss	(1,348)	(3,245)	(5,151)	(11,126)

Other expense:
Interest expense	4	-	12	-
Other expense, net	-	-	28	-
Total other expense	4	-	40	-

Loss before provision for income taxes	(1,352)	(3,245)	(5,191)	(11,126)

Provision for income taxes	16	-	41	1
Net loss including noncontrolling interests	(1,368)	(3,245)	(5,232)	(11,127)
Less: Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Neonode Inc.	$(1,368)	$(3,245)	$(5,232)	$(11,127)

Loss per common share:
Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.13)	$(0.28)
Basic and diluted – weighted average number of common shares outstanding	40,525	40,455	40,493	39,219

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(1,368)	$(3,245)	$(5,232)	$(11,127)
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	(82)	(67)	(17)
Comprehensive loss	(1,388)	(3,327)	(5,299)	(11,144)
Less: Comprehensive income (loss) attributable to noncontrolling interests	-	-	-	-
Comprehensive loss attributable to Neonode Inc.	$(1,388)	$(3,327)	$(5,299)	$(11,144)

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(5,232)	$(11,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	948	1,594
Bad debt expense	-	18
Loss on disposal of property and equipment	28	-
Depreciation and amortization	138	145

Changes in operating assets and liabilities:
Accounts receivable	617	393
Projects in process	(847)	229
Prepaid expenses and other current assets	(231)	(176)
Accounts payable and accrued expenses	1,221	252
Deferred revenues	(1,528)	(381)
Net cash used in operating activities	(4,886)	(9,053)

Cash flows from investing activities:
Purchase of property and equipment	(137)	(98)
Net cash used in investing activities	(137)	(98)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs	-	9,253
Contributions from noncontrolling interests	3	-
Proceeds from exercise of stock warrants	-	36
Principal payments on capital lease obligation	(43)	(18)
Net cash (used in) provided by financing activities	(40)	9,271

Effect of exchange rate changes on cash	(116)	(91)

Net increase (decrease) in cash	(5,179)	29
Cash at beginning of period	6,129	8,815
Cash at end of period	$950	$8,844

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$41	$1
Cash paid for interest	$12	$8

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment with capital lease obligations	$-	$530

See accompanying notes to condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.4 million and $5.2 million and $3.2 million and $11.1 million for the three and nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of approximately $171.2 million and $165.9 million as of September 30, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $4.9 million and $9.1 million for the nine months ended September 30, 2015 and 2014, respectively.

In June 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014. We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. On October 13, 2015, we issued 3,200,000 shares of common stock registered under the shelf registration at the price of $1.90 per share. Net proceeds to the Company after underwriting discounts and all offering expenses were $5.6 million (See Note 9). After the offering there are 1,800,000 remaining shares registered and available for issuance under our shelf registration.

We believe that we have sufficient cash to operate for the next twelve months. While there is no assurance that the Company can meet its projected cash flows, management anticipates that it can continue operations for at least the next twelve months.

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB, a 51% majority owned subsidiary of Neonode Technologies AB. The remaining 49% of Pronode Technologies AB is owned by Propoint AB, located in Gothenburg, Sweden. Pronode Technologies AB was organized to sell engineering services within the automotive markets.  All inter-company accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated balance sheet at September 30, 2015 and the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015, include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB. The noncontrolling interests in Pronode Technologies AB are reported separately under the heading “Net loss attributable to noncontrolling interests” in the condensed consolidated statements of operations, below comprehensive loss under the heading “Comprehensive income (loss) attributable to noncontrolling interests” in the condensed consolidated statements of comprehensive loss and shown as a separate component of stockholders’ (deficit) equity in the condensed consolidated balance sheet. See “Noncontrolling Interests” for further discussion.

The audited condensed consolidated balance sheet at December 31, 2014 includes our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden) and Neonode Korea Ltd. (South Korea).

The unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.) and Neno User Interface Solutions AB (Sweden).

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan, Korea, Taiwan and Sweden. For deposits held with financial institutions in the U.S. the U.S. Federal Deposit Insurance Corporation, provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 Euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. The Korea Deposit Insurance Corporation provides insurance coverage up to 50,000,000 Won per customer. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. At times, deposits held with financial institutions may exceed the amount of insurance provided.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was $167,000 as of September 30, 2015 and December 31, 2014.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $1,044,000 and $200,000 as of September 30, 2015 and December 31, 2014, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Equipment purchased under a capital lease is recognized over the term of the lease, if that lease term is shorter than the estimated useful life.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the condensed consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2015, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(20,000) and $(67,000) during the three and nine months ended September 30, 2015, respectively, compared to translation losses of $(82,000) and $(17,000) during the same periods in 2014, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $11,000 and $42,000 during the three and nine months ended September 30, 2015, respectively, compared to $86,000 and $120,000 during the same periods in 2014, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of September 30, 2015, five customers represented approximately 83% of the Company’s accounts receivable.

As of December 31, 2014, three customers represented approximately 87% of the Company’s accounts receivable.

Our net revenues for the three and nine months ended September 30, 2015 were earned from twenty-three and thirty-five customers, respectively. Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2015 are as follows:

●	Barnes & Noble – 22%
●	Hewlett Packard Company – 21%
●	Autoliv Development AB – 18%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2015 are as follows:

●	Hewlett Packard Company –26%
●	Amazon – 15%
●	Autoliv Development AB – 18%

Our net revenues for the three and nine months ended September 30, 2014 were earned from sixteen and twenty-eight customers. Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2014 are as follows:

●	Hewlett Packard Company – 30%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2014 are as follows:

●	Hewlett Packard Company – 16%
●	Kobo Inc. – 10%
●	Netronix Inc. – 10%
●	Leap Frog – 13%

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2015.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended September 30, 2015 and 2014, $165,000 and $0 were recorded as cost of sales due to expected losses related to two SOW projects, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2015 amounted to approximately $46,000 and $74,000, respectively. Advertising costs for the three and nine months ended September 30, 2014 amounted to approximately $18,000 and $147,000, respectively.

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

Noncontrolling Interests

 The Company recognizes noncontrolling interests as equity in the condensed consolidated financial statements separate from the parent company’s equity. Noncontrolling interests partners have less than 50% share of voting rights at any one of the subsidiary level companies. The amount of net income (loss) attributable to non-controlling interests is included in consolidated net income (loss) on the face of the condensed consolidated statements of operations. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.

The Company provides either in the condensed consolidated statement of changes in equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

(1)	Net income.
(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners.
(3)	Each component of other comprehensive income.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2015 and December 31, 2014. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2015 and December 31, 2014, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2015 and 2014. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2015 and 2014 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 8.47 and 6.94 Swedish Krona to one U.S. Dollar for the three months ended September 30, 2015 and 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 8.40 and 6.67 Swedish Krona to one U.S. Dollar for the nine months ended September 30, 2015 and 2014, respectively. The exchange rate for the condensed consolidated balance sheets was 8.42 and 7.80 Swedish Krona to one U.S. Dollar as of September 30, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 122.23 and 103.87 Japanese Yen to one U.S. Dollar for the three months ended September 30, 2015 and 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 120.90 and 102.94 Japanese Yen to one U.S. Dollar for the nine months ended September 30, 2015 and 2014, respectively. The exchange rate for the condensed consolidated balance sheets was 119.75 and 119.93 Japanese Yen to one U.S. Dollar as of September 30, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 1,167.99 South Korean Won to one U.S. Dollar for the three months ended September 30, 2015. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 1,121.60 South Korean Won to one U.S. Dollar for the nine months ended September 30, 2015. The exchange rate for the condensed consolidated balance sheets was 1,195.03 and 1,096.73 South Korean Won to one U.S. Dollar as of September 30, 2015 and December 31, 2014, respectively. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 31.95 Taiwan Dollar to one U.S. Dollar for the three months ended September 30, 2015. The weighted-average exchange rate for the condensed consolidated statements of operations and comprehensive loss was 31.43 Taiwan Dollar to one U.S. Dollar for the nine months ended September 30, 2015. The exchange rate for the condensed consolidated balance sheet was 33.06 Taiwan Dollar to one U.S. Dollar as of September 30, 2015.

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

3.   Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of September 30, 2015 and December 31, 2014, we had $1.1 million and $3.0 million, respectively, of deferred license fee revenue related to prepayments for future license fees from two and five customers, and a total of $0.8 million and $0.4 million, respectively, of deferred engineering development fees from one and five customers, respectively.

4.   Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2015, a warrant holder exercised warrants to purchase 80,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 69,632 shares of our common stock.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of September 30, 2015.

	Shares of Preferred Stock Not Exchanged as of September 30, 2015	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2015

Series B Preferred stock	83	132.07	10,962

5.   Stock-Based Compensation

The stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. In addition, on March 3, 2015, the Company issued to certain Swedish employees an aggregate of 265,000 immediately vested options to purchase shares of the Company’s common stock at an exercise price of $4.15 per share that expire on March 3, 2018. Under Sweden law, the employees are required to purchase the stock options from the Company that was recorded as stock-based compensation expense. The purchase price of the stock options was determined to be $0.70 per option for a total amount of $185,500. At the discretion of the Board of Directors, the Company absorbed the cost and recorded the amount as a bonus to these employees on date of grant. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Product research and development	$100	$73	$422	$433
Sales and marketing	68	51	240	302
General and administrative	8	55	286	859
Total stock-based compensation expense	$176	$179	$948	$1,594

Remaining unrecognized expense at September 30, 2015
Stock-based compensation	$862

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 1.7 years.

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

During the nine months ended September 30, 2015, our shareholders approved the Neonode Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which replaces our 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2015 Plan, 2,100,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the three and nine months ended September 30, 2015, no stock options or restricted stock were granted under the 2015 Plan.

Accordingly, as of September 30, 2015 we had three equity incentive plans:

●	The 1998 Non-Officer Stock Option Plan (the “1998 Plan”), which expired in June 2008;
●	The 2006 Equity Incentive Plan; and
●	The 2015 Stock Incentive Plan

We also had one non-employee director stock option plan as of September 30, 2015:

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,709,400	$4.92
Granted	590,000	3.56
Expired	(3,200)	86.25
Outstanding at September 30, 2015	2,296,200	$4.46

The aggregate intrinsic value of the 2,296,200 stock options that are outstanding, vested and expected to vest as of September 30, 2015 was approximately $13,000.

For the three and nine months ended September 30, 2015 and 2014, we recorded $0.2 million and $0.9 million and $0.2 million and $1.6 million, respectively, of compensation expense related to the vesting of stock options, including options granted to certain Swedish employees, as described above. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the nine months ended September 30, 2015, we granted options to purchase 500,000 shares of our common stock to employees and options to purchase 90,000 shares of our common stock to four members of our board of directors with a grant date fair value of $0.7 million computed using the Black-Scholes option pricing model. The total options granted include 265,000 options issued to certain Swedish employees, as described above. The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2015 was $1.26 per share.

See below for assumptions used in the valuation of stock options:

For the nine months ended
September 30, 2015

Annual dividend yield	-
Expected life (years)	1.50 – 4.35
Risk-free interest rate	0.47% - 1.41%
Expected volatility	68% - 72%

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

Warrants

A summary of all warrant activity is set forth below:

	September 30, 2015
Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2015	3,335,073	$4.45	0.93
Granted	--	--	--
Expired/cancelled	(16,000)	1.00	--
Exercised	(80,000)	0.50	--
Outstanding and exercisable, September 30, 2015	3,239,073	$4.57	0.17

Outstanding Warrants to Purchase Common Stock as of September 30, 2015:

Description	Issue Date	Exercise Price	Shares	Expiration Date

December 2010 Employee Warrants	12/3/2010	$1.63	200,000	12/3/2015
February 2011 Legal Advisor Warrant	2/22/2011	$2.00	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	349,973	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
May 2014 Agent Warrant	5/15/2014	$5.09	75,000	11/15/2015
May 2014 Investor Warrant	5/15/2014	$5.09	2,500,000	11/15/2015
Total Warrants Outstanding			3,239,073

6. Commitments and Contingencies

Indemnities and Guarantees

We have agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of September 30, 2015 and December 31, 2014.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2015 and December 31, 2014.

Non-recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and nine months ended September 30, 2015 and 2014, approximately $0 and $20,000 and $14,000 and $93,000, respectively, of NRE expense related to the NN1001 Agreement is included in product research and development in the condensed consolidated statements of operations. The $500,000 of NRE development costs under the NN1001 agreement has been reached. Through September 30, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate our intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 has been released to mass production, yet no expense has been recorded. Through September 30, 2015, we had made no payments under the NN1002 Agreement.

7.   Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three and nine months ended September 30, 2015 and 2014 were to customers located in the U.S., Europe and Asia. Of our total assets, 58% and 85% were held in the U.S. as of September 30, 2015 and December 31, 2014, respectively, and 37% and 14% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30, 2015		Three months ended September 30, 2014
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,856	60%	$746	66%
Net revenues from customers in Asia	475	15%	380	34%
Net revenues from customers in Europe	782	25%	-	-%
	$3,113	100%	$1,126	100%

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$5,105	63%	$1,764	59%
Net revenues from customers in Asia	1,155	14%	1,216	40%
Net revenues from customers in Europe	1,892	23%	25	1%
	$8,152	100%	$3,005	100%

8.   Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2015 and 2014 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 24,000 and 0.1 million outstanding stock options and 0.1 million and 0.4 million outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2015 and 2014, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,
	2015	2014
BASIC AND DILUTED
Weighted average number of common shares outstanding	40,525	40,455
Net loss attributable to Neonode Inc.	$(1,368)	$(3,245)

Net loss per share - basic and diluted	$(0.03)	$(0.08)

(in thousands, except per share amounts)	Nine months ended September 30,
	2015	2014
BASIC AND DILUTED
Weighted average number of common shares outstanding	40,493	39,219
Net loss attributable to Neonode Inc.	$(5,232)	$(11,127)

Net loss per share - basic and diluted	$(0.13)	$(0.28)

9.  Subsequent Events

On October 13, 2015, we issued 3,200,000 shares of our common stock to investors in connection with an equity financing transaction. These shares of common stock were a portion of the 5,000,000 shares previously registered in 2014 under a shelf registration statement. We issued the stock at $1.90 per share and raised approximately $6.1 million gross and received approximately $5.6 million in cash, net of direct offering costs including underwriting discounts and legal, audit and other regulatory costs of approximately $0.5 million. Per Bystedt (Board of Directors Chairman), Thomas Eriksson (Chief Executive Officer), and Mats Dahlin (member of our Board of Directors) purchased from the underwriter an aggregate of 157,893 shares of common stock in the offering at the public offering price per share for an aggregate purchase price of approximately $300,000. We anticipate using the net proceeds primarily for general corporate purposes, including capital expenditures and working capital.

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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

As of September 30, 2015, we had forty technology license agreements with global OEMs and ODMs. During the nine months ended September 30, 2015, we had sixteen customers using our touch technology in products that were being shipped to customers.

During the nine months ended September 30, 2015, Neonode entered into a joint development and cooperation agreement, with Autoliv Development AB (“Autoliv”) to develop a new Human Machine Interface ("HMI") sensing product for vehicle steering wheel applications. Neonode will license its zForce DRIVE technology to Autoliv as part of the agreement. On April 9, 2015, Autoliv paid an initial $1.5 million to Neonode under the agreement and an additional $1.5 million in three staggered payments subject to and after achievement of project milestones during a 12 months period. The initial payment of $1.5 million was initially recorded as deferred revenue and is being amortized to revenue during the 12 month development period, beginning in the second quarter of 2015. The additional $1.5 million will be recognized as revenue as project milestones are completed. During the nine months ended September 30, 2015, $750,000 of the initial payment and $500,000 related to completion of project milestones was recognized as revenue.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended September 30, 2015 were $3.1 million and $8.2 million, respectively, compared to net revenues for the three and nine months ended September 30, 2014 of $1.1 million and $3.0 million, respectively. Our net revenues for the three and nine months ended September 30, 2015 included $2.0 million and $5.4 million, respectively, from technology license fees and $1.1 million and $2.8 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers. Our net revenues for the three and nine months ended September 30, 2014 included $0.6 million and $1.9 million, respectively, from technology license fees and $0.5 million and $1.1 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers.

The increase of 176% and 171 % in net revenues for the three and nine month periods 2015 as compared to 2014, respectively, is primarily due to an increase in license fees from E-Reader, printer and automotive customers, plus NRE revenues.

The license fee revenue distribution per market for the third quarter 2015 is 32% for printers, 16% for automotive and 52% for E-Readers compared to 54% for printers and 46% for E-Readers in the third quarter 2014.

Gross Margin

Gross margin was $2.2 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, compared to $0.7 million and $2.0 million for the same periods in 2014, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased in the nine months ended September 30, 2015 compared to the same period in 2014 due to the increase in our total revenues. The gross margin related to our license fees is 100%. As license fees as a percentage of our total revenue increase, our gross margin will increase.

Product Research and Development

Product research and development (“R&D”) expenses for the three and nine months ended September 30, 2015 were $1.6 million and $4.8 million, respectively, compared to $1.8 million and $5.3 million for the same periods in 2014. The decrease is mainly related to lower costs for personnel due to a favorable currency exchange rate of the SEK compared to the U.S. Dollar. Since May 2014, we have manufactured the majority of prototypes needed in house at our own prototype lab. Previously, we outsourced all the prototype manufacturing process at a high cost. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. We continue to pursue and expand R&D expenditures on the development of our touch technologies. Included in R&D expenses is $100,000 and $422,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, compared to $73,000 and $433,000 for the same periods in 2014.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2015 were $0.8 million and $2.6 million, respectively, compared to $0.7 million and $2.5 million for the same periods in 2014. Included in sales and marketing expenses is $68,000 and $240,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, compared to $51,000 and $302,000 for the same periods in 2014. The expenses for the nine months ended September 30, 2015 have increased compared to the same period in 2014 mainly because we have increased the number of employees partly offset by a favorable currency exchange rate differences in 2015. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers. We are in the process of increasing our sales and engineering presence in Taiwan primarily to secure and service PC and ODM customers.

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2015 were $1.2 million and $3.9 million, respectively, compared to $1.5 million and $5.3 million for the same periods in 2014. This overall decrease in 2015 as compared to 2014 was primarily related to a decrease in legal expenses related to patent filings, corporate and SEC compliance. In addition, a portion of the decrease in the current quarter is related to favorable currency exchange rates. Included in G&A expenses is $8,000 and $286,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, compared to $55,000 and $859,000 for the same periods in 2014. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was 1% for the three and nine months ended September 30, 2015, respectively, and 0% for the three and nine months ended September 30, 2014. We recorded valuation allowances for the three and nine month periods ended September 30, 2015 and 2014 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $1.4 million and $5.2 million for the three and nine months ended September 30, 2015, respectively, compared to a net loss of $3.2 million and $11.1 million in the comparable periods in 2014.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments (“TI”) pursuant to which TI integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”) developed by TI. The NN1001 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we will reimburse TI up to $500,000 of non-recurring engineering (“NRE”) development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we will reimburse TI an NRE fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and nine months ended September 30, 2015 and 2014, approximately $0 and $20,000 and $14,000 and $93,000, respectively, of NRE expense related to the NN1001 Agreement is included in product research and development in the condensed consolidated statements of operations. The $500,000 of NRE development costs under the NN1001 agreement has been reached. Through September 30, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with TI pursuant to which TI will integrate our intellectual property into an ASIC developed by TI. The NN1002 ASIC only can be sold by TI exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse TI up to $500,000 of NRE costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse TI an NRE fee of $0.25 per unit for each of the first two million units sold. The NN1002 has been released to mass production, yet no expense has been recorded. Through September 30, 2015, we had made no payments under the NN1002 Agreement.

Operating Leases

On March 22, 2012, we entered into a three year lease for 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The initial lease payment is $7,007 per month, increasing to $7,657 per month over the term of the lease. This lease was valid through July 31, 2015. The annual payment for this space equates to approximately $86,000 per year. On May 28, 2015, we entered into a three year lease for 6,508 square feet of office space located at 2674 North First Street, San Jose, CA 95134 USA. The annual payment for this space is $160,000. This lease is effective on August 1, 2015 and is valid to July 31, 2018.

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

On July 1, 2013, NTAB entered into a lease for 5,480 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equates to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through June 30, 2014. On July 1, 2014, the lease was extended and is valid through November 30, 2017 for approximately $410,000 per year. The lease can be extended on a yearly basis with three months written notice.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. This lease is valid through February 13, 2017. The annual payment for this space equates to approximately $22,000 per year.

In May 2015, our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at 16F, No. 89 Songren Rd, Taipei, Taiwan. This lease is valid through May 24, 2016. The lease is renewed every six months unless termination is notified at least two months prior to expiration date. The annual payment for this space equates to approximately $46,000 per year.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2015 is as follows (in thousands):

Year ending December 31,	Total
2015 (remaining three months)	$166
2016	634
2017	539
2018	94
$1,433

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

As of September 30, 2015, we had cash of $1.0 million compared to $6.1 million as of December 31, 2014.

Working capital (deficit) (current assets less current liabilities) was $(1.4 million) as of September 30, 2015, compared to working capital of $3.0 million as of December 31, 2014.

Net cash used in operating activities for the nine months ended September 30, 2015 was $4.9 million and was primarily the result of (1) a net loss of approximately $5.2 million and (2) approximately $0.8 million in net cash used in changes in operating assets and liabilities and (3) approximately $1.1 million in non-cash operating expenses, comprised of depreciation and amortization, loss on disposal of property and equipment and stock-based compensation.

Accounts receivable decreased by approximately $0.6 million as of September 30, 2015 compared with December 31, 2014. This is due to the timing of the payments received from customers.

Deferred revenues decreased by approximately $1.5 million during the nine months ended September 30, 2015 compared with December 31, 2014, primarily as a result of the recognition of $0.7 million of license fees from a customer whose product is out of production and the completion of NRE services as noted in the increase in NRE revenues.

Net cash used in operating activities for the nine months ended September 30, 2014 was $9.1 million and was primarily the result of (1) a net loss of approximately $11.1 million and (2) approximately $0.3 million in net cash provided by changes in operating assets and liabilities and (3) approximately $1.8 million in non-cash operating expenses, comprised of depreciation and amortization, bad debt expense and stock-based compensation.

In the nine months ended September 30, 2015 and 2014, we purchased approximately $137,000 and $98,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $40,000 during the nine months ended September 30, 2015 was the result of principal payments of $43,000 on a capital lease, offset by $3,000 related to non-controlling interest for Pronode Technologies AB, which is 51% majority owned by Neonode Technologies AB.

Net cash provided by financing activities during the nine months ended September 30, 2014 was the result of net proceeds of approximately $9.3 million from the sale of our common stock and $36,000 received in connection with the exercise of warrants to purchase 11,500 shares of our common stock. These increases were offset by repayments of $18,000 on our capital lease obligation during the nine months ended September 30, 2014.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.4 million and $5.2 million and $3.2 million and $11.1 million for the three and nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of approximately $171.2 million and $165.9 million as of September 30, 2015 and December 31, 2014, respectively. In addition, the Company used cash in operating activities of approximately $4.9 million and $9.1 million for the nine months ended September 30, 2015 and 2014, respectively.

On October 13, 2015, we issued 3,200,000 shares of our common stock to investors in connection with an equity financing transaction. These shares of common stock were a portion of the 5,000,000 shares previously registered in 2014 under a shelf registration statement. We issued the stock at $1.90 per share and raised approximately $6.1 million gross and received approximately $5.6 million in cash, net of direct offering costs including underwriting discounts and legal, audit and other regulatory costs of approximately $0.5 million. Per Bystedt (Board of Directors Chairman), Thomas Eriksson (Chief Executive Officer), and Mats Dahlin (member of our Board of Directors) purchased from the underwriter an aggregate of 157,893 shares of common stock in the offering at the public offering price per share for an aggregate purchase price of approximately $300,000. We anticipate using the net proceeds primarily for general corporate purposes, including capital expenditures and working capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar will impact our future operating results. Our consolidated net revenues for the nine months ended September 30, 2015 are denominated in U.S. Dollars and approximately 66% of our consolidated operating costs for the nine months ended September 30, 2015 are denominated in Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: November 9, 2015	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

