Form 10-K
period 2015-12-31
Neonode, Inc
filed 2016-03-11
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the NASDAQ Stock Market, was $101,549,947.

The number of shares of the registrant’s common stock outstanding as of March 1, 2016 was 43,817,151.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

NEONODE INC.

2015 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our customer concentration and dependence on a limited number of customers, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our limited experience manufacturing hardware devices, our ability to manage growth effectively, our dependence on key members of our management and development team, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Neonode Inc. (collectively with its subsidiaries, is referred to in this Annual Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops and licenses user interfaces and optical interactive touch solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. We license our multi-touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who incorporate it into devices that they develop, manufacture and sell. In addition, in 2016, we expect to begin manufacturing and selling touch modules to OEMs, distributors and directly to end users.

Our Company

Neonode Inc., formerly known as SBE, Inc., was incorporated in the State of Delaware on September 4, 1997. SBE’s name was changed to Neonode Inc. upon the completion of a merger on August 10, 2007 between SBE and the parent company of Neonode AB, a company founded in February 2004 and incorporated in Sweden. As a result of the merger, the business and operations of Neonode AB became the primary business and operations of Neonode Inc. Our principal executive office is located in Stockholm, Sweden. Our office in the United States is located in San Jose, California.

In 2008, we established a wholly owned subsidiary Neonode Technologies AB (Sweden) to develop and license touchscreen technology. In 2013, we established additional wholly owned subsidiaries: Neonode Japan Inc., (Japan); Neno User Interface Solutions AB (Sweden); NEON Technology Inc. (U.S.); and Neonode Americas Inc. (U.S.). In 2014, we established one additional wholly owned subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we established one additional wholly owned subsidiary: Neonode Taiwan Ltd (Taiwan). In 2015, we established a 51% majority owned consolidated subsidiary: Pronode Technologies AB (Sweden).

Trademarks

We use Neonode, our logo, zForce, MultiSensing, AirBar and other marks as trademarks. This Annual Report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

Our Touch Solution

We develop and license user interface and touch technology. We also are developing, and intend to manufacture and sell, hardware solutions incorporating our interface and touch technology.

We offer a patented family of optical touch solutions under the zForce and MultiSensing brands . Our optical touch technology is capable of projecting a full plane of light beams in free air or over any flat touch surface. Our technology can also send light into a fluid or a glass to achieve a flush design without a bezel. An object touching the touch surface obstructs a portion of the projected light beams. This small variance of signal is detected with sensitive light sensors connected to our touch controllers that process the analog signals and produce touch object coordinates.

Licensing Solutions

As of December 31, 2015, we had forty technology license agreements with global OEMs and ODMs. Sixteen of our customers are currently shipping products and we anticipate other customers will initiate product shipments as they complete their final product development and release cycle throughout 2016 and onwards. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-six months.

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

Hardware Solutions

In 2015, we announced the development of AirBar. Through a simple USB connection, the AirBar hardware module will enable touch functionality for non-touch PCs. The AirBar “Plug-and-Touch” solution is based on our zForce AIR sensing platform.

We expect to begin manufacturing and selling AirBar in 2016. Initially, we intend to offer AirBar for notebook PCs. We expect to market AirBar through consumer electronics retailers, online stores, and resellers to the education and enterprise customers. We have signed agreements with Ingram Micro to act as our direct customer and distribution channel.

Beyond direct purchasers of AirBar, we anticipate demand from PC OEMs to bundle AirBar with their non-touch notebooks to add greater value and functionality to their low to mid-end notebooks.

Touch Technologies

Background

There are various technologies for touchscreen and touch-enabled surfaces available in the market with differing profiles, power consumption, level of maturity, and cost:

●	Optical touch technology uses light beams that are broken, reflected by a finger or other non-conductive object to detect a touch.

●	Capacitive touchscreens typically use one or several layers of transparent conductive material typically indium tin oxide applied to the inner structure of the LCD or on a glass or plastic layer in front on the LCD to sense touch activation.

●	Resistive touchscreens use conductive and resistive layers separated by thin space.

●	Acoustic pulse recognition touch technology uses piezoelectric transducers located at positions of the screen to turn the mechanical energy of a touch vibration into an electronic signal.

●	Surface acoustic wave touchscreens use ultrasonic waves that pass over the screen.

●	In-cell optical touch technology embeds photo sensors or conductive sensors directly into a Liquid Crystal Display (“LCD”) glass to act like a low-resolution camera to “see” the shadow of the finger.

●	Dispersive signal touch technology uses sensors to detect the mechanical energy in the glass occurring due to a touch.

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

Our Market

Automotive

Touch interface displays are becoming standard equipment in vehicles. Display sizes are increasing and curved displays are appearing on the market. Our touch technology is able to support size and shape in a cost-effective manner. We develop our touch technology to meet stringent operating requirements for automotive environments, including electrical, temperature, moisture and vibration standards. Unlike competing technologies such as resistive and projected capacitive, our optical touch solutions does not require an additional layer to be placed in front of the screen which otherwise would reduce the readability of the screen and causes glare and reflections. We believe our technology delivers the highest performance and the highest reliability in the market.

In 2015, our ten automotive OEM customers had a total of twenty automobile models in the market. The majority of these are in China and include SUVs (Boojun 560 and Haval H6 ) and the two top-selling sedans (Chevrolet Cruize and Buick Excelle). In the fourth quarter of 2014, Volvo launched their new XC90 incorporating a 9.7 inch display using our touch technology. In the fourth quarter of 2014, the new MG GT was launched also using our technology.

We believe that our optical touch solutions are positioned to make further inroads in the global automotive market by providing brighter, more readable displays, with a full operating temperature range that are easily usable while wearing gloves. The Volvo XC90 and S90 infotainment systems have received awards citing properties such as responsiveness and gloved operation. These properties are based upon our zForce touch technology.

In addition to infotainment displays, our zForce AIR technology is adaptable to other automobile components:

●	our zForce DRIVE technology enables high fidelity detection of hands and fingers positions on the steering wheel. This helps create a safer and more natural interaction with the automobile’s systems and the driver’s smart phone to decrease driver distraction. In 2015, we entered into an agreement with Autoliv Development AB, a leading supplier of safety products for the automotive industry, to explore and industrialize our zForce technology for the steering wheel.

●	our zForce AIR technology is being deployed in door handles and other exterior parts of the automobile to enable keyless entry and automation of door functions. We estimate that the first systems will be available in early 2017.

We currently are engaged with several global automotive OEMs and their tier one suppliers developing automotive Human Machine Interface (“HMI”) infotainment and entry systems. These projects typically have long development cycles that can take as long as four to five years before any meaningful production and license fee generation will occur.

Printers and Office Equipment

Photo printers and printers combining printer/scanner/fax functions typically require feature-rich menus and settings to deliver the best user experience, and printer OEMs are increasingly replacing mechanical buttons with interactive displays. We have signed agreements with five of the leading global printers and office equipment OEMs including Hewlett Packard (“HP”) and Samsung. HP started shipping the first consumer printer with our touch technology integrated in early 2014 and today the majority of their printer models with interactive displays are using our technology. Lexmark released seven new models of next generation color printers with a touch interface in January 2016. Samsung and two other customers are currently finalizing their development phase and are expected to have printers and office equipment ready for retail rollouts throughout 2016 and 2017.

E-Readers and Tablets

Our touch technology is widely used in e-readers and tablets. Since 2011, over 23 million e-reader and tablet units have been shipped containing our touch technology by customers such as Amazon, Kobo, Deutsche Telekom, Barnes & Noble and Sony. Sony is currently shipping a 13.3 inch writing tablet named “Digital Paper” that integrates our technology. Customers such as LeapFrog Enterprises and LG are shipping tablets with our technology.

Computers and Monitors

Our touch technology is suitable for laptops, all-in-one computers and stand-alone monitors. Our technology provides for a state of the art modern looking industrial design with no bezels and a flush edge to edge design optimized for the new generation of LCD panels with only a few millimeters of black frame. Because it does not require any expensive and brittle glass in front of the LCD to carry the touch sensors, our touch solution can result in more reduction in the cost to implement touch functionality, and in a glare free product with less weight and more usage time on the same battery. In addition, our technology scales over different display sizes and can handle curved displays as well as large transparent displays. We have technology license agreements and are in product design phase with tier one computer and monitor OEMs that we expect will begin shipping products in 2016. We are also in the process of attaining Microsoft Windows 10 certification on top of our already received Windows 8.1 certification.

Distribution, Sales and Marketing

In our licensing business, we consider OEMs and ODMs to be our primary customers. OEMs and ODMs determine the design requirements and make the overall decision regarding the use of our user interface and touch technology in their products. The use and pricing of our user interface and touch technology are governed by a technology licensing agreement.

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

Our sales force and marketing operations are managed out of our office in Stockholm, Sweden. Our current sales force is comprised of sales offices located in the U.S., Sweden, South Korea, Japan and Taiwan.

We intend initially to produce AirBar through partners in Sweden in a highly automated manufacturing process. From this production facility we will ship to distributors such Ingram Micro in various global locations. Ingram Micro will fulfill retailer, online stores, and reseller customer orders. Ingram Micro also will be the fulfillment partner for all online sales which take place through www.air.bar.

Controller Chips

Under our licensing model, our OEM and ODM customers may use customized single optical controller chips developed in collaboration with Texas Instruments or STMicroelectronics designed specifically for our optical touch technology. These controller chips can only be sold to customers who have a technology license agreement with Neonode.

The NN1001, the first generation optical controller chip, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on February 4, 2011 and effective as of January 24, 2010. The NN1001 began shipping to customers in May 2012.

The NN1002, the second generation optical controller chip, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on April 25, 2013 effective December 6, 2012. The NN1002 began sampling to customers in May 2014.

The NN1003 is the third generation controller chip and is currently in development with STMicroelectronics. The NN1003 is designed for large screen applications.

The NN1001, NN1002, and NN1003 controller chips are designed to simplify integration, reduce cost, and increase performance.

●	The NN1001 and NN1002 have scanning speeds of 1000 Hz (latency down to 1ms).
●	The NN1002 is designed to support advanced power management and enables touch detection even when the device is in sleep or off mode.
●	The NN1002 is designed to consume less than 1mW at 100Hz.
●	The NN1002 and NN1003 are designed to be synchronized to touch enabled larger areas by using multiple chips.
●	The NN1002 and NN1003 are designed to support simultaneous scanning leading to significantly higher scanning speeds and reduced power consumption.

Technology License Agreements

As of December 31, 2015, we have entered into forty technology license agreements compared to thirty-five and thirty-three license agreements as of December 31, 2014 and 2013, respectively. The products related to these license agreements include e-readers, tablets, mobile phones, commercial and consumer printers, automotive consoles, home appliances, toys and games and GPS devices.

We are dependent on a limited number of OEM and ODM customers and the loss of any one of these customers could have a material adverse effect on our future revenue stream. In the short term, we anticipate that we remain dependent on a limited number of customers for substantially all of our future license revenues. Failure to anticipate or respond adequately to technological developments in our industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services could have a material adverse effect on our business, operating results and cash flows.

Our customers are located in the United States of America (“U.S.”), Europe and Asia.

As of December 31, 2015 three customers represented approximately 78% of our consolidated accounts receivable.

As of December 31, 2014 three customers represented approximately 87% of our consolidated accounts receivable.

Our net revenues for the year ended December 31, 2015 were earned from thirty-five customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2015 are as follows.

●	Hewlett-Packard Company – 25%
●	Autoliv – 21%
●	Amazon – 14%

Our net revenues for the year ended December 31, 2014 were earned from thirty-two customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2014 are as follows.

●	Hewlett-Packard Company – 24%
●	KOBO Inc. – 10%
●	Leap Frog Enterprises Inc. – 11%
●	Sony Corporation – 10%

Our revenues for the year ended December 31, 2013 were earned from twenty-nine customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2013 are as follows.

●	KOBO Inc. – 28%
●	Netronix Inc. – 18%
●	Leap Frog Enterprises Inc. – 12%
●	Sony Corporation – 11%

Geographical Data

The following table presents our net revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2015	2014	2013
U.S.	56%	60%	51%
Sweden	21%	1%	9%
Japan	8%	11%	12%
China	5%	11%	9%
Germany	4%	-	-
Taiwan	3%	8%	18%
South-Korea	1%	4%	-
Italy	-	3%	-
Other	2%	2%	1%
Total	100%	100%	100%

The following table presents our total assets by geographic region for the years ended December 31 (in thousands):

	2015	2014	2013
U.S.	$4,341	$7,314	$10,280
Sweden	1,308	1,231	1,161
Asia	278	57	30
Total	$5,927	$8,602	$11,471

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

Neonode is one of few companies that offer optical touch technology. Our major competition is companies offering projected capacitive (“PCAP”) technologies. PCAP is a prevalent standard in mobiles and tablets offering finger based touch and industrial design flexibility. PCAP has many suppliers competing to offer the same solution with price being a major differentiation point. OEMs regularly change PCAP suppliers in order to maintain the best pricing.

Our competitors, and the interface technology we believe they offer, include the following:

Company	Technology
Synaptics	Capacitive; In-cell
ATMEL	Capacitive; In-cell
Cypress	Capacitive; In-cell
Maxim	Capacitive; In-cell
Tyco Electronics	Capacitive; Resistive; Surface acoustic wave
Touch International	Resistive; Capacitive

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2015 is set forth in the following table:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States	44	38
Europe	3	16
Japan	12	7
China	5	14
South Korea	8	6
Canada	8	8
Australia	13	6
Singapore	13	4
Patent Convention Treaty	Not Applicable	2
Total:	106	101

Our patents cover six main categories: user interfaces, optics, controller integrated circuits, drivers, mechanics and applications. The following table groups our patents into these six categories:

Patents	UI	Optics	ASICs	Drivers	Mechanical	Applications	Total
Issued	22	37	5	10	4	28	106
Pending	16	52	2	5	6	20	101
Total	38	89	7	15	10	48	207

Our user interface software may also be protected by copyright laws in most countries, including Sweden and the European Union, which do not grant patent protection for the software itself, if the software is deemed new and original. Protection can be claimed from the date of creation.

AirBar is powered by Neonode’s zForce AIR platform which is protected by a number of granted patents.

Research and Development

In fiscal years 2015, 2014 and 2013, we spent $6.3 million, $7.4 million and $7.2 million, respectively, on research and development activities. Our research and development is predominantly in-house, but is also may be taken in collaboration with external partners and specialists.

Employees

On December 31, 2015, we had sixty employees and seventeen part-time or full-time consultants. There were a total of six employees in our general and administrative group, eight in our sales and marketing group and forty-six in our engineering group. We have employees located in the U.S., Sweden, Israel, Japan, South-Korea and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

Our net revenues for the year ended December 31, 2015 were earned from thirty-five customers. During the year ended December 31, 2015, three customers represented approximately 60% of our consolidated net revenues.

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

We generate revenue through technology licensing agreements with companies which must be successful in designing, manufacturing and selling their products that incorporate our touch technology. The majority of our license fees earned in 2015, 2014 and 2013 were from customer shipments of e-reader and tablet products. We expect that customer shipments of e-readers and tablet products will decline in the future. If we are unable to expand our licenses beyond e-readers and tablets or if our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

Our license customers rely upon component suppliers to sell products containing our technology.

Under our licensing model, OEMs and ODMs manufacture or contract to manufacture controller chips containing our touch technology. As an alternative to sourcing controller chips on their own, our customers may opt to use customized optical controller chips developed in collaboration with Texas Instruments or STMicroelectronics designed specifically for our optical touch technology. The controller chips we develop can only be sold to customers who have a technology license agreement with us. As part of their product development process, our customers must qualify the chip components used in our products. If the controller chips provided by Texas Instruments, STMicroelectronics or another supplier experience quality control problems, our technology may be disqualified by one or more of our customers. The dependence on third parties to supply controller chips with our touch technology exposes us to a number of risks including their inability to obtain an adequate supply of components, the failure to meet our customer requirements, or their failure to remain in business or adjust to market conditions. If our customers are unable to obtain controller chips with our touch technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have limited experience manufacturing products and our entry into the hardware market may not be successful.

Our business model in recent years has focused solely on licensing our touch technology. In 2016, we expect to begin manufacturing the AirBar touch module. There is no assurance that this entry into hardware will result in market acceptance or meaningful revenues. The success of AirBar will depend on customer response and our management’s ability to execute on a new business offering. Our ability to manufacture AirBar is subject to numerous risks, including:

●	quality and reliability of product components that we source from third-party suppliers;
●	our inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;
●	our failure to increase production capacity or volumes to meet demand;
●	difficulty identifying and qualifying alternative suppliers for components in a timely manner; and
●	establishing and maintaining effective distribution channels.

These risks are likely to be exacerbated by our limited experience with AirBar and its manufacturing processes. As demand for our products increases, we will have to invest additional resources to purchase components, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

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

In addition, we are subject to the following factors, among others, that may negatively affect and cause fluctuations in our operating results:

●	the announcement or introduction of new products or technologies by our competitors;
●	our ability to upgrade and develop our infrastructure to accommodate growth;
●	our ability to attract and retain key personnel in a timely and cost effective manner;
●	technical difficulties;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
●	general economic conditions as well as economic conditions specific to the touchscreen industry.

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

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. We may in the future require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we will have sufficient cash to continue operating for at least the next twelve months. However, if our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, equity investments, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

We must significantly enhance our sales and technology development organizations.

We will need to improve the effectiveness and breadth of our sales efforts in order to increase market awareness and sales of our technology, especially as we expand into new market areas. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Likewise, our efforts to improve and refine our technology require skilled engineers and programmers. Competition for professionals capable of expanding our research and development efforts is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire, or retain qualified sales, marketing, and technical personnel, our ability to achieve future revenue may be adversely affected.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won and Taiwan Dollars. For the year ended December 31, 2015, our revenues from North America, Asia, and Europe were 56%, 17%, and 27% respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

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

Some factors that may have a significant effect on our common stock market price include:

●	actual or anticipated fluctuations in our operating results or future prospects;

●	our announcements or our competitors’ announcements of new technology;

●	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in our growth rates or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	concern as to the efficacy of our technology;

●	changes in financial markets or general economic conditions;

●	sales of common stock by us or members of our management team; and

●	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies, or our industry generally.

Future sales of our common stock by our stockholders could negatively affect our stock price.

During 2011 and 2013, officers and directors of Neonode sold shares of our common stock in public offerings. In May 2014, Neonode sold to an institutional investor 2,500,000 shares of common stock and a warrant for 2,500,000 shares of common stock. The warrant expired unexercised on November 15, 2015. On October 13, 2015, we sold 3,200,000 shares of common stock to investors. Sales of a substantial number of shares of our common stock in the public market by insiders or large stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

We lease 6,508 square feet of office space located at 2674 North First Street, San Jose, CA 95134 USA. The annual payment for this space equates to approximately $160,000. This lease was effective on August 1, 2015 and is valid through July 31, 2018.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $431,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2017. The lease can be extended on a yearly basis. Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $95,000 per year. The lease is valid through December 9, 2017.

Our subsidiary Neonode Japan K.K. leases 430 square feet of office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The annual payment for this space equates to approximately $28,000 per year. The lease is valid through October 31, 2016.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. The annual payment for this space equates to approximately $22,000 per year. The lease is valid through February 13, 2017.

Our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The annual payment for this space equates to approximately $31,000 per year. The lease is valid through April 30, 2016. The lease is renewed every three months unless termination is notified.

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

	Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2015
High	$3.50	$4.83	$3.44	$2.92
Low	$2.22	$2.89	$2.21	$2.05
Fiscal 2014
High	$7.80	$6.20	$3.50	$3.48
Low	$5.50	$2.44	$1.94	$1.72

Holders

As of March 1, 2016, there were approximately 224 stockholders of record of our common stock. We estimate that there are significantly more stockholder whose shares were held in “street name” by brokers and other institutions on behalf of stockholders of record.

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

Stock Performance Graph

	12/10	12/11	12/12	12/13	12/14	12/15

Neonode Inc.	100.00	271.82	278.11	361.66	193.42	144.78
Russell MicroCap	100.00	90.73	108.64	158.20	163.97	155.51
S&P Information Technology	100.00	102.41	117.59	151.03	181.40	192.15

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

	As of or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Financial Results:
Total net revenues	$11,115	$4,740	$3,717	$7,137	$6,067
Net loss attributable to Neonode Inc.	(7,820)	(14,234)	(13,080)	(9,287)	(17,145)
Per Share:
Basic and diluted loss per share	$(0.19)	$(0.36)	(0.37)	$(0.28)	$(0.64)
Weighted average number of shares outstanding	41,202	39,532	35,266	33,003	26,784
Financial Position:
Total assets	$5,927	$8,602	$11,471	$12,168	$16,627
Total liabilities	4,094	5,332	5,123	4,068	2,954

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

Overview

Neonode Inc. develops and licenses user interfaces and optical interactive touch solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. We license our multi-touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who incorporate it into devices that they develop, manufacture and sell. As of December 31, 2015, we had forty technology license agreements with global OEMs and ODMs. This compares with thirty-five and thirty-three technology license agreements as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2015, we had sixteen customers using our touch technology in products that were being shipped to their customers. In 2015, we received license fees from customers such as HP (printers), Amazon (e-readers) and Volvo (automotive).

The majority of our license fees earned in 2015, 2014 and 2013 were from customer shipments of printers, automobiles and e-readers. We anticipate that our license fees will continue to increase as other customers initiate product shipments as they complete their final product development and manufacturing cycle throughout 2016 and onwards.

For our licensees, the typical product development and release cycle is six to thirty-six months with new OEMs and ODMs while existing OEM and ODM lead times are typically six to nine months. During the initial cycle, there are three phases: evaluation, design, and commercialization. In the evaluation phase, licensee validates our technology and may produce short runs of prototype products. During the design phase, product development and solution definition begins. This design phase tends to be the longest and delays typically occur which may extend the term of the overall cycle. In the final phase, commercialization, the customer enters into full production mode, ships products to the market and we earn license revenue.

Current and future drivers of the touch technology market include laptop computers, all-in-one and computer monitors running Microsoft Windows 8.1 and 10 and Google Chrome operating systems, printers, mobile phones, automotive features, household appliances, tablets, e-readers, navigation and wearables. The proliferation and mass market acceptance of touch technology have prompted new applications and uses for existing and new offerings, including our AirBar module that we expect to come to market in 2016.

Key Developments

In 2015, we entered into a joint development and cooperation agreement, with Autoliv Development AB (“Autoliv”) to develop a new Human Machine Interface (“HMI”) sensing product for vehicle steering wheel applications. As part of the agreement, we license our zForce DRIVE technology to Autoliv. The agreement requires that Autoliv pay us an initial $1.5 million and an additional $1.5 million in three staggered payments subject to and after achievement of project milestones during a twelve-month period. The initial payment of $1.5 million was initially recorded as deferred revenue and is being amortized to revenue during the twelve-month development period. The additional $1.5 million will be recognized as revenue as project milestones are completed. During the twelve months ended December 31, 2015, $1.1 million of the initial payment and $1.0 million related to completion of project milestones was recognized as revenue.

In 2016, in addition to licensing, we expect to begin manufacturing and selling AirBar touch modules to OEMs, distributors and directly to end users. AirBar is a hardware device that connects through a USB port to enable touch functionality for non-touch PC products.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB. The noncontrolling interests are reported below net loss including noncontrolling interests under the heading “Net loss attributable to noncontrolling interests” in the consolidated statements of operations, below comprehensive loss under the heading “Comprehensive income loss attributable to noncontrolling interests” in the consolidated statements of comprehensive loss and shown as a separate component of stockholders’ equity in the consolidated balance sheets. See “Noncontrolling Interests” for further discussion. All inter-company accounts and transactions have been eliminated in consolidation.

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

The consolidated balance sheet at December 31, 2015 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2015 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

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

Explicit return rights are not offered to customers. There were no returns through December 31, 2015.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the year ended December 31, 2015, $165,000 was recorded as cost of sales due to expected losses related to two SOW projects. In the years ended December 31, 2014 and 2013 no losses related to SOW projects were recorded.

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

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $158,000, $200,000 and $736,000 as of December 31, 2015, 2014 and 2013, respectively.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2015, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

Noncontrolling Interests

The Company recognizes noncontrolling interests as equity in the consolidated financial statements separate from the parent company’s equity. Noncontrolling interests’ partners have less than 50% share of voting rights at any one of the subsidiary level companies. The amount of net income (loss) attributable to noncontrolling interests is included in consolidated net income (loss) on the face of the consolidated statements of operations. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.

The Company provides either in the consolidated statement of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

(1)	Net income or loss
(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners.
(3)	Each component of other comprehensive income or loss

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South-Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South-Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $62,000, ($37,000) and ($155,000) during the years ended December 31, 2015, 2014 and 2013, respectively. Foreign currency translation gains or (losses) were ($103,000), $138,000 and $6,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2015, 2014 and 2013. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2015, 2014 and 2013 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See note 14)

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ (deficit) equity in the condensed consolidated balance sheets as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2015	2014	2013
Swedish Krona	8.43	6.86	6.51
Japanese Yen	121.03	105.84	97.58
South Korean Won	1,130.22	1,050.63	-
Taiwan Dollar	31.73	-	-

Exchange rate for the consolidated balance sheets was as follows:

	Years ended December 31,
	2015	2014
Swedish Krona	8.42	7.80
Japanese Yen	120.36	119.93
South Korean Won	1,174.67	1,096.73
Taiwan Dollar	32.84	-

Deferred Revenue

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2015 and 2014, we have $1.1 million and $3.0 million, respectively, of deferred license fee revenue related to prepayments for future license fees from two and four customers, respectively and a total of $0.4 million and $0.4 million, respectively, of deferred engineering development fees from one and five customers, respectively.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016 and early application is permitted. We are currently assessing this guidance for future implementation.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

Results of Operations

Net Revenues

Net revenues for the year ended December 31, 2015 were $11.1 million, compared to $4.7 million and $3.7 million for the years ended December 31, 2014 and 2013, respectively. Our net revenues for the year ended December 31, 2015 included $7.1 million from technology license fees due to product shipments from sixteen customers and $4.0 million in non-recurring engineering services related to our touch technology from thirteen customers. Our net revenues for the year ended December 31, 2014 included $3.1 million from technology license fees due to product shipments from sixteen customers and $1.6 million in non-recurring engineering services related to our touch technology from twenty-two customers. Our net revenues for the year ended December 31, 2013 included $2.9 million from technology license fees due to product shipments from twelve customers and $800,000 in non-recurring engineering services related to our touch technology from twenty-two customers.

The increase of 136% in net revenues in 2015 as compared to 2014 is primarily due to an increase in license fees from e-reader, printer and automotive customers, plus non-recurring engineering services revenue.

The license fee revenue distribution per market in 2015 was 48% for e-readers, 38% for printer and 14% for automotive compared to 64% for e-readers, 32% for printers, 1% for automotive and 3% for other markets in 2014.

Customer prepayments are included in deferred revenues and are amortized to net revenues as a customer’s products are shipped or distributed. For the years ended December 31, 2015, 2014 and 2013, $1,188,000, $596,000 and $253,000 in license fees related to units licensed or distributed were recognized as revenue, respectively, and as of December 31, 2015, $1.1 million remained in deferred revenues from customers’ license fee prepayments.

As of December 31, 2015, we had forty technology license agreements with global OEMs. This compares with thirty-five and thirty-three technology license agreements with global OEMs as of December 31, 2014 and 2013, respectively. Sixteen of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2016 and onwards.

Gross Margin

Gross margin was $7.3 million for the year ended December 31, 2015 compared to $3.2 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel and engineering consultants to complete the engineering design contract. Our cost of revenues for 2015 also includes a one-time write-off of $1.2 million related to cost to develop our zForce CORE platform as we now will use zForce PLUS and AIR in current and future developments. Our gross margin increased in 2015 compared to 2014 due to the increase in our total revenues. The gross margin related to our license fees is 100%. As license fees as a percentage of our total revenue increase, our gross margin will increase.

Research and Development

Product research and development (“R&D”) expenses for the year ended December 31, 2015 were $6.3 million, compared to $7.4 million and $7.2 million for the same periods in 2014 and 2013, respectively. The decrease was mainly related to lower costs for personnel due to a favorable currency exchange rate of the SEK compared to the U.S. Dollar. Since May 2014, we have manufactured the majority of prototypes needed in house at our own prototype lab. Previously, we outsourced all the prototype manufacturing process at a higher cost. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. Included in R&D expenses is approximately $484,000 of non-cash stock-based compensation expense for the year ended December 31, 2015 compared to approximately $510,000 and $267,000 for the same periods in 2014 and 2013, respectively.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2015 were $3.8 million, compared to $3.3 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. Included in sales and marketing expenses is approximately $296,000 of non-cash stock expense for the year ended December 31, 2015 compared to approximately $353,000 and $909,000 for the same periods in 2014 and 2013, respectively. The increase in 2015 as compared to 2014 is primarily related to an increase in sales personnel, marketing and travel expenses in addition to a decrease in non-cash stock-based compensation expense. The increase in 2014 as compared to 2013 is primarily related to an increase in sales personnel, marketing and travel expenses in addition to a decrease in non-cash stock option expense. As of December 31, 2015, our sales and marketing department had eight full-time employees compared to seven full-time employees and nine employees as of December 31, 2014 and 2013, respectively.

Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers.

General and Administrative

General and administrative (“G&A”) expenses for the year ended December 31, 2015 were $5.0 million compared to $6.8 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively. This overall decrease in 2015 as compared to 2014 was primarily related to payroll expenses, professional fees related to patent filings and a decrease in non-cash stock option expense in 2015 related to stock options issued to employees and members of our Board of Directors. As of December 31, 2015, we had six full-time employees in our G&A department fulfilling management and accounting responsibilities compared to seven full-time employees and eight full-time employees as of December 31, 2014 and 2013. Included in G&A expenses are approximately $295,000 million of non-cash stock-based compensation expense for the year ended December 31, 2015 compared to approximately $0.9 million and $1.5 million for the same periods in 2014 and 2013, respectively.

Interest Expense

Interest expense for the year ended December 31, 2015 was $18,000. The interest expense was mainly related to a capital lease. Interest expense for the year ended December 31, 2014 was $14,000. We did not have any interest expense for the year ended December 31, 2013.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $62,000, ($37,000) and ($155,000) during the years ended December 31, 2015, 2014 and 2013, respectively. Foreign currency translation gains or (losses) were ($103,000), $138,000 and $6,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes

Our effective tax rate was (1)% in the year ended December 31, 2015 and (1)% and (1%) in the years ended 2014 and 2013, respectively. We recorded valuation allowances in 2015, 2014 and 2013 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $7.8 million for the year ended December 31, 2015, compared to a net loss of $14.2 million and $13.1 million for the years ended December 31, 2014 and 2013, respectively.

Contractual Obligation and Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

A summary of future minimum payments under non-cancellable lease commitments as of December 31, 2015 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,480	$741	$739	$-	$-
Capital lease	382	72	216	94	-
Total	$1,862	$813	$955	$94	$-

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Operating Leases

On March 22, 2012, we entered into a three year lease for 3,185 square feet of office space located at 2350 Mission College Blvd, Suite 190, Santa Clara, CA 95054 USA. The initial lease payment was $7,007 per month, increasing to $7,657 per month over the term of the lease. This lease was valid through July 31, 2015. The annual payment for this space equated to approximately $86,000 per year. On May 28, 2015, we entered into a three year lease for 6,508 square feet of office space located at 2674 North First Street, San Jose, CA 95134 USA. The annual payment for this space is $160,000. This lease is effective on August 1, 2015 and is valid through July 31, 2018.

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

On July 1, 2013, NTAB entered into a lease for 5,900 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equated to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through June 30, 2014. On July 1, 2014, the lease was extended and is valid through November 30, 2017. As from November 1, 2015 we lease 7,007 square feet for approximately $431,000 per year. It is lower now compared to 2013 due to exchange rate differences. The lease can be extended on a yearly basis with three months written notice. On December 1 2015, Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden for approximately $8,000 per month. The annual payment for this space equates to approximately $95,000 per year. The lease is valid through December 9, 2017.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The annual payment for this space equates to approximately $22,000 per year. The lease is valid through February 13, 2017.

In May 2015, our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at 16F, No. 89 Songren Rd, Taipei, Taiwan. This lease is valid through May 24, 2016 but was terminated on November 30, 2015. The annual payment for this space equated to approximately $46,000 per year. On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. This lease is valid through April 30, 2016. The lease is renewed every three months unless termination is notified. The annual payment for this space equates to approximately $31,000 per year.

 For the years ended December 31, 2015, 2014 and 2013, we recorded approximately $641,000, $633,000 and $556,000, respectively, for rent expense.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2015 is as follows (in thousands):

Years ending December 31,	Total
2016	$741
2017	646
2018	93
$1,480

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

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the years ended December 31, 2015 and 2014, approximately $20,000 and $93,000, respectively of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the consolidated statements of operations. Through December 31, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began sampling to customers in May 2014. As of December 31, 2015, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V pursuant to which STMicroelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation (not completed)

Under the terms of the NN1003 Agreement, we also will reimburse STMicroelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of December 31, 2015, we had made no payments under the NN1003 Agreement.

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

As of December 31, 2015, we had cash of $3.1 million, as compared to $6.1 million as of December 31, 2014.

Working capital (current assets less current liabilities) was $1.5 million as of December 31, 2015, compared to working capital of $3.0 million as of December 31, 2014.

Net cash used in operating activities for the year ended December 31, 2015 of $8.1 million was primarily the result of (1) a net loss including noncontrolling interests of approximately $7.8 million and (2) approximately $1.5 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable, projects in process, accounts payable, accrued expenses and deferred revenue. Cash used to fund net losses is reduced by approximately $1.3 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $0.2 million as of December 31, 2015 compared with December 31, 2014, primarily as a result of net revenues of approximately $3.0 million in the fourth quarter of 2015 compared to approximately $1.8 million in the fourth quarter of 2014. During 2015 and 2014, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue decreased approximately $1.9 million during 2015 mainly related to finalization of development projects and net increase in revenue recognition of prepaid license fees and non-recurring engineering fees during 2015 as compared to 2014.

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

  Deferred revenue decreased approximately $0.2 million during 2014 mainly related to finalization of development projects and net increase in revenue recognition of prepaid license fees and non-recurring engineering fees during 2014 as compared to 2013.

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

In the years ended December 31, 2015, 2014 and 2013, we purchased $198,000, $115,000 and $155,000, respectively of fixed assets, consisting primarily of computer software, computers and engineering equipment.

Net cash provided by financing activities during the year ended December 31, 2015 was the result of net proceeds of approximately $5.4 million from the sale of our common stock. This increase was offset by repayments of $57,000 on our capital lease obligation during the year ended December 31, 2015.

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

We believe that, based upon our current operating plan, our existing cash and cash provided by operations will be sufficient to meet our anticipated cash needs for at least the next twelve months. We expect that our revenues from license fees and non-recurring engineering fees will enable us to reduce, or eliminate, our operating losses in 2016. We also have undertaken steps to reduce operating expenses, including (i) termination of consulting contracts associated with our research and development operations, and (ii) improving overall cost efficiency of our operations. Depending on our cash flow, we intend to continue to implement various measures to improve our financial condition, such as reducing further expenses to conserve cash and pursuing strategic transactions and relationships with third parties. While there is no assurance that the Company can meet its projected cash flows, management anticipates that it can continue operations for at least the next twelve months.

In June 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014. We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. Our shelf registration statement will expire on June 12, 2017.

On October 13, 2015, we issued 3,200,000 shares of our common stock from our shelf registration statement to investors in connection with an equity financing transaction. We sold the stock at $1.90 per share and raised approximately $6.1 million gross and received approximately $5.4 million in cash, net of direct offering costs including underwriting discounts and legal, audit and other regulatory costs of approximately $0.6 million.

As of December 31, 2015, there were 1,800,000 shares remaining for issuance under our shelf registration statement.

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

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen or South Korean Won will impact our future operating results. 100% of our consolidated net revenues are denominated in US Dollars and approximately 66% of our consolidated operating costs are denominated in Swedish Krona, Japanese Yen, South-Korean Won and Taiwanese Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule appearing under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 10, 2016

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2015	As of December 31, 2014
ASSETS
Current assets:
Cash	$3,082	$6,129
Accounts receivable, net	1,346	1,106
Projects in process	158	200
Prepaid expenses and other current assets	747	513
Total current assets	5,333	7,948

Property and equipment, net	594	654
Total assets	$5,927	$8,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$965	$566
Accrued expenses	1,314	935
Deferred revenues	1,475	3,403
Current portion of capital lease obligations	57	61
Total current liabilities	3,811	4,965

Capital lease obligation, net of current portion	283	367
Total liabilities	4,094	5,332

Commitments and contingencies

Stockholders’ equity
Series B Preferred stock, 54,425 shares authorized with par value of $0.001; 83 shares issued and outstanding at December 31, 2015 and 2014, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized at December 31, 2015 and 2014, respectively, with par value of $0.001; 43,805,586 and 40,455,352 shares issued and outstanding at December 31, 2015 and 2014, respectively	44	40
Additional paid-in capital	175,504	169,010
Accumulated other comprehensive income	46	149
Accumulated deficit	(173,749)	(165,929)
Total Neonode Inc. stockholders’ equity	1,845	3,270
Noncontrolling interests	(12)	-
Total stockholders’ equity	1,833	3,270
Total liabilities and stockholders’ equity	$5,927	$8,602

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013

Net revenues	$11,115	$4,740	$3,717
Cost of revenues	3,780	1,509	1,642
Gross margin	7,335	3,231	2,075

Operating expenses:
Research and development	6,279	7,373	7,235
Sales and marketing	3,753	3,250	2,732
General and administrative	4,999	6,799	5,079

Total operating expenses	15,031	17,422	15,046
Operating loss	(7,696)	(14,191)	(12,971)

Other expense:
Interest expense	(18)	(14)	-
Other expense, net	(28)	(16)	-
Total other expense	(46)	(30)	-

Loss before provision for income taxes	(7,742)	(14,221)	(12,971)

Provision for income taxes	93	13	109
Net loss including noncontrolling interests	(7,835)	(14,234)	(13,080)
Less: Net loss attributable to noncontrolling interests	15	-	-
Net loss attributable to Neonode Inc.	$(7,820)	$(14,234)	$(13,080)

Loss per common share:
Basic and diluted loss per share	$(0.19)	$(0.36)	$(0.37)
Basic and diluted – weighted average number of common shares outstanding	41,202	39,532	35,266

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years ended December 31,
	2015	2014	2013

Net loss including noncontrolling interests	$(7,835)	$(14,234)	$(13,080)
Other comprehensive income (loss):
Foreign currency translation adjustments	(103)	138	6
Comprehensive loss	(7,938)	(14,096)	(13,074)
Less: Comprehensive loss attributable to noncontrolling interests	(15)	-	-
Comprehensive loss attributable to Neonode Inc.	$(7,953)	$(14,096)	$(13,074)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2013	-	$-	-	$-	33,331	$33	$146,677	$5	$(138,615)	$8,100	$-	$8,100

Stock option and warrant compensation expense to employees	-	-	-	-	-	-	2,656	-	-	2,656	-	2,656

Proceeds from sale of common stock, net of offering costs	-	-	-	-	1,169	2	6,890	-	-	6,892	-	6,892

Common stock issued upon exercise of common stock warrants	-	-	-	-	3,152	3	711	-	-	714	-	714

Common stock issued upon exercise of common stock options	-	-	-	-	241	-	1,060	-	-	1,060	-	1,060

Exchange of Series A preferred stock for common stock	-	-	-	-	40	-	-	-	-	-	-	-

Exchange of Series B preferred stock for common stock	-	-	-	-	1	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-			6	-	6		6

Net loss	-	-	-	-	-	-	-	-	(13,080)	(13,080)	-	(13,080)

Balances, December 31, 2013	-	$-	-	$-	37,934	$38	$157,994	$11	$(151,695)	$6,348	$-	$6,348

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	-	-	1,729	-	-	1,729	-	1,729

Proceeds from sale of common stock, net of offering costs	-	-	-	-	2,500	2	9,251	-	-	9,253	-	9,253

Common stock issued upon exercise of common stock warrants	-	-	-	-	21	-	36	-	-	36	-	36

	Series A Preferred Stock Shares Issued	Series A Preferred Stock Amount	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Foreign currency translation adjustment	-	-	-	-	-	-	-	138	-	138	-	138

Net loss	-	-	-	-	-	-	-	-	(14,234)	(14,234)	-	(14,234)

Balances, December 31, 2014	-	$-	-	$-	40,455	$40	$169,010	$149	$(165,929)	$3,270	$-	$3,270

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	-	-	1,075	-	-	1,075	-	1,075

Proceeds from sale of common stock, net of offering costs	-	-	-	-	3,200	3	5,419	-	-	5,422	-	5,422

Common stock issued upon exercise of common stock warrants	-	-	-	-	151	1	-	-	-	1	-	1

Foreign currency translation adjustment	-	-	-	-	-	-	-	(103)	-	(103)	-	(103)

Noncontrolling interests Pronode – initial contribution	-	-	-	-	-	-	-	-	-	-	3	3

Net loss	-	-	-	-	-	-	-	-	(7,820)	(7,820)	(15)	(7,835)

Balances, December 31, 2015	-	$-	83	$-	43,806	$44	$175,504	$46	$(173,749)	$1,845	$(12)	$1,833

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(7,835)	$(14,234)	$(13,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,075	1,729	2,656
Bad debt expense	-	167	-
Depreciation and amortization	187	202	144
Loss on disposal of property and equipment	28	16	8
Changes in operating assets and liabilities:
Accounts receivable	(239)	(304)	1,155
Projects in process	38	530	(736)
Prepaid expenses and other current assets	(263)	(60)	95
Accounts payable and accrued expenses	871	363	19
Deferred revenues	(1,925)	(233)	938

Net cash used in operating activities	(8,063)	(11,824)	(8,801)

Cash flows from investing activities:
Purchase of property and equipment	(198)	(115)	(155)
Proceeds from sale of property and equipment	-	7	-

Net cash used in investing activities	(198)	(108)	(155)

Cash flow from financing activities:
Proceeds from exercise of stock options	-	-	1,060
Proceeds from exercise of warrants	-	36	714
Proceeds from issuance of common stock, net of offering costs	5,422	9,253	6,892
Contributions from noncontrolling interests	3	-	-
Principal payments on capital lease obligations	(57)	(34)	-
Net cash provided by financing activities	5,368	9,255	8,666

Effect of exchange rates on cash	(154)	(9)	8

Net decrease in cash	(3,047)	(2,686)	(282)

Cash at beginning of year	6,129	8,815	9,097

Cash at end of year	$3,082	$6,129	$8,815

Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$14	$-
Cash paid for income taxes	$93	$5	$109

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with capital lease obligation	$-	$530	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a share exchange agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary. In 2013, we established additional wholly owned subsidiaries: Neonode Japan Inc. (Japan); Neno User Interface Solutions AB (Sweden); NEON Technology Inc. (U.S.); and Neonode Americas Inc. (U.S.). In 2014, we established one additional wholly owned subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we established one additional wholly owned subsidiary: Neonode Taiwan Ltd. (Taiwan). In 2015 we established Pronode Technologies AB, a majority-owned subsidiary of Neonode Technologies AB.

Operations

Neonode Inc., collectively with its subsidiaries, is referred to as “Neonode”, develops and licenses user interfaces and optical touch technology to Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) who embed the Neonode technology into devices that they produce and sell.

Reclassifications

Interest expense for the year ended December 31, 2014 is now reported under its own caption, separate from other expense, in the accompanying consolidated statement of operations, in order to conform to the current period presentation.

Liquidity

We incurred net losses of approximately $7.8 million, $14.2 million and $13.1 million for the years ended December 31, 2015, 2014 and 2013, respectively and had an accumulated deficit of approximately $173.7 million as of December 31, 2015. In addition, we used cash in operating activities of approximately $8.1 million, $11.8 million and $8.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In June 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014. We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. Our shelf registration statement will expire on June 12, 2017.

On October 13, 2015, we issued 3,200,000 shares of our common stock from our shelf registration statement to investors in connection with an equity financing transaction. We sold the stock at $1.90 per share and raised approximately $6.1 million gross and received approximately $5.4 million in cash, net of direct offering costs including underwriting discounts and legal, audit and other regulatory costs of approximately $0.7 million.

As of December 31, 2015, there were 1,800,000 shares remaining for issuance under our existing shelf registration statement.

We believe that, based upon our current operating plan, our existing cash and cash provided by operations will be sufficient to meet our anticipated cash needs for at least the next twelve months. We expect that our revenues from license fees and non-recurring engineering fees will enable us to reduce, or eliminate, our operating losses in 2016. We also have undertaken steps to reduce operating expenses, including (i) termination of consulting contracts associated with our research and development operations, and (ii) improving overall cost efficiency of our operations. Depending on our cash flow, we intend to continue to implement various measures to improve our financial condition, such as reducing further expenses to conserve cash and pursuing strategic transactions and relationships with third parties. While there is no assurance that the Company can meet its projected cash flows, management anticipates that it can continue operations for at least the next twelve months.

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

The consolidated balance sheet at December 31, 2015 and the consolidated statements of operations, comprehensive loss and cash flows for the year ended December 31, 2015 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), and the majority-owned subsidiary of Neonode Technologies AB, Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $167,000 as of December 31, 2015 and 2014.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $158,000 and $200,000 as of December 31, 2015 and 2014, respectively.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2015, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South-Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $62,000, ($37,000) and ($155,000) during the years ended December 31, 2015, 2014 and 2013, respectively. Foreign currency translation gains or (losses) were ($103,000), $138,000 and $6,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of December 31, 2015, three customers represented approximately 78% of our consolidated accounts receivable.

As of December 31, 2014, three customers represented approximately 87% of our consolidated accounts receivable.

Our net revenues for the year ended December 31, 2015 were earned from thirty-five customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2015 are as follows.

●	Hewlett-Packard Company – 25%
●	Autoliv – 21%
●	Amazon – 14%

Our net revenues for the year ended December 31, 2014 were earned from thirty-two customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2014 are as follows.

●	Hewlett-Packard Company – 24%
●	KOBO Inc. – 10%
●	Leap Frog Enterprises Inc. – 11%
●	Sony Corporation – 10%

Our revenues for the year ended December 31, 2013 were earned from twenty-nine customers. Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2013 are as follows.

●	KOBO Inc. – 28%
●	Netronix Inc. – 18%
●	Leap Frog Enterprises Inc. – 12%
●	Sony Corporation – 11%

The Company conducts business in the U.S., Europe and Asia. At December 31, 2015, the Company maintained approximately $2,533,000, ($909,000) and $209,000 of its net assets (liabilities) in the U.S., Europe and Asia, respectively. At December 31, 2014, the Company maintained approximately $3,713,000, ($461,000) and $18,000 of its net assets (liabilities) in the U.S., Europe and Asia, respectively.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2015.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the year ended December 31, 2015, $165,000 was recorded as cost of sales due to expected losses related to two SOW projects. In the years ended December 31, 2014 and 2013 no losses related to SOW projects were recorded.

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2015 and 2014, we have $1.1 million and $3.0 million, respectively, of deferred license fee revenue related to prepayments for future license fees from two and four customers, respectively and a total of $0.4 million and $0.4 million, respectively, of deferred engineering development fees from one and five customers, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $328,000, $172,000 and $141,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Noncontrolling Interests

The Company recognizes noncontrolling interests as equity in the consolidated financial statements separate from the parent company’s equity. Noncontrolling interests’ partners have less than 50% share of voting rights at any one of the subsidiary level companies. The amount of net income (loss) attributable to noncontrolling interests is included in consolidated net income (loss) on the face of the consolidated statements of operations. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.

The Company provides either in the consolidated statement of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

(1)	Net income or loss
(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners.
(3)	Each component of other comprehensive income or loss

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2015 and 2014. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2015 and 2014, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2015, 2014 and 2013. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2015, 2014 and 2013 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

Other Comprehensive Income (Loss)

Our comprehensive loss includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2015	2014	2013
Swedish Krona	8.43	6.86	6.51
Japanese Yen	121.03	105.84	97.58
South Korean Won	1,130.22	1,050.63	-
Taiwan Dollar	31.73	-	-

Exchange rate for the consolidated balance sheets was as follows:

	Years ended December 31,
	2015	2014
Swedish Krona	8.42	7.80
Japanese Yen	120.36	119.93
South Korean Won	1,174.67	1,096.73
Taiwan Dollar	32.84	-

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016 and early application is permitted. We are currently assessing this guidance for future implementation.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company elected not to early adopt ASU 2016-02 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2015	2014

Prepaid insurance	$119	$122
Prepaid rent	52	39
VAT receivable	337	137
Other	239	215
Total prepaid expenses and other current assets	$747	$513

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2015	2014

Computers, software, furniture and fixtures	$637	$546
Equipment under capital lease	428	458
Less accumulated depreciation and amortization	(471)	(350)
Property and equipment, net	$594	$654

Depreciation and amortization expense was $187,000, $202,000 and $144,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2015	2014

Salaries, payroll taxes, vacation and benefits	$932	$686
Accrued consulting fees and other	382	249
Total accrued expenses	$1,314	$935

6.	Fair Value Measurements

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

There were no assets or liabilities recorded at fair value on a recurring basis in 2015 and 2014.

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

7.	Deferred Revenue

We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2015 and 2014, we had $1.1 million and $3.0 million, respectively, of deferred license fee revenue related to prepayments for future license fees from two and four customers and a total of $0.4 million and $0.4 million, respectively, of deferred engineering development fees from one and five customers, respectively.

8.	Stockholders’ Equity

Common Stock

During the year ended December 31, 2015, we issued 3,200,000 shares of our common stock to investors in connection with an equity financing transaction. These shares of common stock were a portion of the 5,000,000 shares previously registered in 2014 under a shelf registration statement. We issued the stock at $1.90 per share and raised approximately $6.1 million gross and received approximately $5.4 million in cash, net of direct offering costs including underwriting discounts and legal, audit and other regulatory costs of approximately $0.7 million. Per Bystedt (Chairman of our Board of Directors), Thomas Eriksson (our Chief Executive Officer and a member of our Board of Directors), and Mats Dahlin (a member of our Board of Directors) purchased an aggregate of 157,893 shares of common stock in the offering at the public offering price per share for an aggregate purchase price of approximately $300,000.

In addition, warrant holders exercised warrants to purchase 280,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 150,234 shares of our common stock.

During the year ended December 31, 2014, we sold 2,500,000 shares of our common stock at a price of $4.00 per share to an accredited institutional investor for an aggregate purchase price of $10,000,000 in gross proceeds and net proceeds of approximately $9.3 million after expenses and fees, including a $600,000 placement agent fee.

In addition, we issued a warrant to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $5.09 per share (see Note 9) that expired on November 15, 2015. In addition, we issued to the placement agent a warrant to acquire up to an aggregate of 75,000 shares of our common stock. The agent warrant is subject to the same terms and provisions of the investor warrant described above.

During the year ended December 31, 2014, warrant holders exercised warrants to purchase 17,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 10,053 shares of our common stock. In addition, warrant holders exercised warrants to purchase 11,500 shares of common stock at an exercise price of $3.13 per share for total cash proceeds of approximately $36,000.

During the year ended December 31, 2013, warrant holders exercised warrants to purchase 1,815,368 shares of common stock using the cashless exercise provision allowed in the warrant and received 1,384,719 shares of our common stock. In addition, warrant holders exercised warrants to purchase 429,536 shares of common stock and paid a cash exercise price ranging between $1.00 and $3.13 per share for total cash proceeds of approximately $714,000.

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

On August 12, 2013, Phenning Holdings Ltd, a company controlled by Per Bystedt, the Chairman of our Board, exercised warrants to purchase 227,661 shares of common stock using the cashless net exercise provision allowed in the warrant and received 185,890 shares of our common stock.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of December 31, 2015:

	Shares of Preferred Stock Not Exchanged as of December 31, 2015	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2015

Series B Preferred Stock	83	132.07	10,962

9.	Stock-Based Compensation

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

Stock Options

During the year ended 2015, our shareholders approved the Neonode Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which replaces our 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2015 Plan, 2,100,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the year ended December 31 2015, 605,000 stock options were granted under the 2015 Plan.

Accordingly, as of December 31, 2015, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”).
●	The 2015 Equity Incentive Plan (the “2015 Plan”).

We also had one non-employee director stock option plan as of December 31, 2015:

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan, the 2015 Plan and the Director Plan at December 31, 2015:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/15	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/15	Weighted Average Exercise Price

$ 2.08 - $ 3.50	296,450	6.10	$2.98	62,717	$2.95
$ 3.51 - $ 5.00	1,516,000	3.16	$4.22	1,501,000	$4.23
$ 5.01 - $ 6.50	201,667	4.53	$5.84	161,385	$5.81
$ 6.51 - $ 8.21	170,000	2.80	$7.83	163,334	$7.84
	2,184,117	3.65	$4.48	1,888,436	$4.63

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2013	1,715,200	$5.04
Options granted	145,000	6.06
Options exercised	(241,361)	4.39
Options cancelled or expired	(18,256)	5.57
Options outstanding – December 31, 2013	1,600,583	$5.22
Options granted	405,200	6.31
Options exercised	-	-
Options cancelled or expired	(296,383)	5.46
Options outstanding – December 31, 2014	1,709,400	4.92
Options granted	605,000	3.57
Options exercised	-	-
Options cancelled or expired	(130,283)	6.03
Options outstanding – December 31, 2015	2,184,117	$4.48	3.65	$10,740
Options exercisable and expected to vest – December 31, 2015	1,888,436	$4.63	3.30	$4,006

The assumptions used to value stock options granted to directors, employees and consultants during the years ended December 31, 2015, 2014 and 2013 are as follows:

For the year ended
December 31, 2015

Annual dividend yield	-
Expected life (years)	2.97
Risk-free interest rate	0.47% - 1.41%
Expected volatility	60.07% - 72.33%

For the year ended
December 31, 2014

Annual dividend yield	-
Expected life (years)	3.5
Risk-free interest rate	0.28% - 1.47%
Expected volatility	60.68% - 108.75%

For the year ended
December 31, 2013

Annual dividend yield	-
Expected life (years)	4.3
Risk-free interest rate	0.65% - 2.15%
Expected volatility	117% - 154%

During the years ended December 31, 2015, 2014 and 2013, we recorded $1.1 million, $1.7 million and $2.7 million, respectively, of compensation expense related to the vesting of stock options. The estimated fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

The 1998 Plan terminated effective June 15, 2008. The last stock options from the 1998 Plan were exercised during the year ended December 31, 2015. Options granted under the Director Plan vest over a one to four-year period, expire five to seven years after the date of grant and have exercise prices reflecting market value of the shares of our common stock on the date of grant. Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

During the year ended December 31, 2015, we granted options to purchase 515,000 shares of our common stock to employees and an option to purchase 90,000 shares of our common stock to four members of our board of directors with total grant date estimated fair value of $0.8 million computed using the Black-Scholes option pricing model. The weighted-average grant date fair value of the options granted during year ended December 31, 2015 was $1.24 per share.

During the year ended December 31, 2014, we granted options to purchase 395,200 shares of our common stock to employees and an option to purchase 10,000 shares of our common stock to a former member of our board of directors with total grant date estimated fair value of $1.3 million computed using the Black-Scholes option pricing model. The weighted-average grant date fair value of the options granted during year ended December 31, 2015 was $3.14 per share.

During the year ended December 31, 2013, we received an aggregate of $1.1 million from five employees in connection with the exercise of stock options into 241,361 shares of common stock. The intrinsic value of the options exercised was $502,000 on the date of exercise.

We granted options to purchase 145,000 shares of our common stock to three employees during the year ended December 31, 2013 with an aggregate grant date fair value of approximately $748,000 computed using the Black-Scholes option pricing model. The options have a 7-year life and 1/3 of the options are vested on the one year anniversary date of grant with the remaining to vest monthly over the next 24-months.

Warrants

During the year ended December 31, 2015 and 2014, certain warrant holders exercised their warrants under the cash and cashless exercise provisions, as defined in the agreements. See Note 8 for details of such exercises and number of common stock shares issued.

We issued 20,000 three-year stock purchase warrants at an exercise price of $3.90 per share with a vesting period over 24 months to an employee during the year ended December 31, 2011. The unvested warrant granted to an employee had an estimated fair value on the date of grant of $75,000. This amount was expensed over the vesting period and $26,000 of expense related to this warrant is included in research and development expense for the year ended December 31, 2013. The estimated fair value of stock-based compensation related to the issuance of warrants is calculated using the Black-Scholes option pricing model as of the grant date of the underlying warrant.

The stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 reflects the estimated fair value of the vested portion of options and warrants granted to directors, employees and non-employees.

(In thousands)

	Years ended
	December 31,
	2015	2014	2013

Research and development	$484	$510	$267
Sales and marketing	296	353	909
General and administrative	295	866	1,480
Stock compensation expense	$1,075	$1,729	$2,656

(In thousands)

Remaining unrecognized expense at December 31, 2015
Stock-based compensation	$520

The remaining unrecognized expense related to stock options and warrants will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 1.6 years.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2013	4,704,636	$1.61	1.41
Issued	-	-	-
Expired/forfeited	-	-	-
Exercised	(3,876,063)	1.45	-
December 31, 2013	828,573	2.39	2.06
Issued	2,575,000	5.09	-
Expired/forfeited	(40,000)	3.98	-
Exercised	(28,500)	2.85	-
December 31, 2014	3,335,073	4.45	0.93
Issued	-	-	-
Expired/forfeited	(2,591,000)	5.06	-
Exercised	(280,000)	1.30	-
Outstanding and exercisable, December 31, 2015	464,073	$3.02	0.19

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

Outstanding Warrants to Purchase Common Stock as of December 31, 2015:

Description	Issue Date	Exercise Price	Shares	Expiration Date

February 2011 Legal Advisor Warrant	2/22/2011	$2.50	80,000	2/22/2016
March 2011 Investor Warrants	3/9/2011	$3.13	349,973	3/9/2016
March 2011 Investor Warrants	4/7/2011	$3.13	34,100	4/7/2016
Total Warrants Outstanding			464,073

10.	Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2015 and 2014.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2015 and 2014.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the years ended December 31, 2015 and 2014, approximately $20,000 and $93,000, respectively of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the consolidated statements of operations. As of December 31, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began sampling to customers in May 2014. As of December 31, 2015, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V pursuant to which STMicroelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)

●	$300,000 on completion of tape-out (paid on October 31, 2015)

●	$300,000 on completion on product validation (not completed)

Under the terms of the NN1003 Agreement, we also will reimburse STMicroelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of December 31, 2015, we had made no payments under the NN1003 Agreement.

Operating Leases

We lease 6,508 square feet of office space located at 2674 North First Street, San Jose, CA 95134 USA. The annual payment for this space equates to approximately $160,000 per year. The lease is valid through July 31, 2018.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space equates to approximately $431,000 per year including property tax (excluding VAT). The lease is valid through November 30, 2017. The lease can be extended on a yearly basis.

Our subsidiary Neonode Japan Inc. leases 430 square feet of office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The annual expense for this space is approximately $28,000 per year. The lease is valid through October 31, 2016.

Our subsidiary Neonode Korea Ltd. leases 112 square feet located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The annual expense for this space is approximately $22,000 per year. The lease is valid through February 13, 2017.

Our subsidiary Neonode Taiwan Ltd leases office space located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei 11012, Taiwan. The annual expense for this space is approximately $31,000 per year. The lease can be terminated with a three months’ notice.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB entered leases agreement 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden for approximately $95,000 per year. The lease is valid through December 9, 2017.

 For the years ended December 31, 2015, 2014 and 2013, we recorded approximately $641,000, $633,000 and $556,000, respectively, for rent expense.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2015 is as follows (in thousands):

Years ending December 31,	Total
2016	$741
2017	646
2018	93
$1,480

Equipment Subject to Capital Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original 6 year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The equipment is being amortized to research and development expense on a straight line basis over 6 years at the rate of approximately $16,000 per quarter. The interest rate of the lease is 4% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital lease as of December 31, 2015 (in thousands):

Year ending December 31,	Total
2016	$72
2017	72
2018	72
2019	72
2020	94
Total minimum payments required:	382
Less amount representing interest:	(42)
Present value of net minimum lease payments:	340
Less current portion	(57)
$283

Equipment under capital lease	$427
Less: accumulated depreciation	(95)
Net book value	$332

11.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the years ended December 31, 2015, 2014 and 2013 were to customers located in the U.S., Europe and Asia.

The following table presents net revenues by geographic region for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015
	Amount	Percentage
Net revenues from customers in the U.S.	$6,177	56%
Net revenue from customers in Europe	2,987	27%
Net revenues from customers in Asia	1,951	17%
Total	$11,115	100%

	2014
	Amount	Percentage
Net revenues from customers in the U.S.	$2,833	60%
Net revenues from customers in Europe	228	5%
Net revenues from customers in Asia	1,679	35%
Total	$4,740	100%

	2013
	Amount	Percentage
Net revenues from customers in the U.S.	$1,896	51%
Net revenues from customers in Europe	308	9%
Net revenues from customers in Asia	1,513	40%
Total	$3,717	100%

12.	Income Taxes

Loss before income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2015	2014	2013
Domestic	$(7,783)	$(13,993)	$(12,877)
Foreign	41	(228)	(94)

Total	$(7,742)	$(14,221)	$(12,971)

The provision for income taxes is as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Current
Federal	$-	$-	$-
State	2	3	2
Foreign	91	10	107
Change in deferred
Federal	(2,466)	(4,213)	(3,794)
Federal valuation allowance	2,466	4,213	3,794
State	(252)	(460)	129
State valuation allowance	252	460	(129)
Foreign	6	64	111
Foreign valuation allowance	(6)	(64)	(111)

Total current	$93	$13	$109

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are:

	2015	2014	2013
Amounts at statutory tax rates	34%	34%	34%
Foreign losses taxed at different rates	-%	(1)%	-
Stock-based compensation	(1)%	(2)%	(3)%
Other	(1)%	(1)%	(1)%
Total	32%	30%	30%
Valuation allowance	(33)%	(31)%	(31)%
Effective tax rate	(1)%	(1)%	(1)%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Accruals	$1,109	$1,053
Stock compensation	1,352	1,210
Net operating losses	17,190	14,681
Basis difference in fixed assets	7	2
Total deferred tax assets	$19,658	$16,946
Valuation allowance	(19,658)	(16,946)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2015, we had federal, state and foreign net operating losses of $48.6 million, $19.8 million and $0, respectively. The federal loss carryforward begins to expire in 2028, the California loss carryforward begins to expire in 2030 and the foreign loss carryforward is indefinite.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2015, we had not completed the determination of the amount to be limited under the provision.

As of December 31, 2015, we did not recognize $547,000 and $28,000 of federal and state deferred tax assets relating to excess tax benefits for stock-based compensation deductions. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2015, 2014 and 2013 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2015, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

Payments related to the license agreement with Sony Corporation are net of 10% income tax withholding as required by the Japanese government under the Sweden and Japan international tax treaty. The amounts withheld may be used to offset future payables for income tax in Sweden. In the year ended December 31, 2015, $80,000 was withheld. In the years ended December 31, 2015, 2014 and 2013, $0, $0 and $42,000 were withheld, respectively.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan, South Korea and Taiwan. The 1999 through 2014 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans. For the Swedish Management we contribute up to fifteen percent (15%) of the employee’s annual salary. Contributions relating to these defined contribution plans for the years ended December 31, 2015, 2014 and 2013 were $306,000, $249,000 and $184,000, respectively. We match U.S. employee contributions to a 401k retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401k contributions for the years ended December 31, 2015, 2014 and 2013 were $89,000, $81,000 and $66,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s newly made Labor Pension Act. Contributions relating to the Taiwanese pension fund for the year ended December 31, 2015, were $10,000.

14.	Net Loss per Share

Basic net loss per common share for the years ended December 31, 2015, 2014 and 2013 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 13,000, 0.3 million and 0.8 million outstanding stock warrants, 11,000, 11,000 and 11,000 shares issuable upon conversion of preferred stock, 7,000, 24,000 and 1.6 million stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2015, 2014 and 2013, respectively, due to their anti-dilutive effect.

(In thousands, except per share amounts)	Years ended December 31,
	2015	2014	2013
BASIC AND DILUTED
Weighted average number of common shares outstanding	41,202	39,532	35,266

Net loss attributable to Neonode Inc.	$(7,820)	$(14,234)	$(13,080)

Net loss per shares basic and diluted	$(0.19)	$(0.36)	$(0.37)

15.	Quarterly Financial Information

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2015
Net Revenues	$2,263	$2,776	$3,113	$2,963
Cost of revenues	338	737	909	1,796
Gross margin	1,925	2,039	2,204	1,167
Net loss attributable to Neonode Inc.	(2,072)	(1,792)	(1,368)	(2,588)
Net loss per basic and diluted common share	$(0.05)	$(0.04)	$(0.03)	$(0.06)

2014
Net Revenues	$1,014	$865	$1,126	$1,735
Cost of revenues	166	452	422	469
Gross margin	848	413	704	1,266
Net loss attributable to Neonode Inc.	(4,008)	(3,874)	(3,245)	(3,107)
Net loss per basic and diluted common share	$(0.11)	$(0.10)	$(0.08)	$(0.08)

2013
Net Revenues	$548	$1,084	$1,076	$1,009
Cost of revenues	16	662	765	199
Gross margin	532	422	311	810
Net loss attributable to Neonode Inc.	(3,570)	(3,120)	(3,343)	(3,047)
Net loss per basic and diluted common share	$(0.11)	$(0.09)	$(0.09)	$(0.08)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pronode Technologies AB. Pronode Technologies AB is included in the consolidated financial statements of Neonode Inc., but constituted less than 2% of consolidated total assets as of December 31, 2015 and none of consolidated net sales for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in its report contained on the next page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

We have audited the internal control over financial reporting of Neonode Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pronode Technologies AB, which is included in the consolidated financial statements of Neonode Inc. and constituted less than 2% of consolidated total assets as of December 31, 2015 and had no net revenues for the year then ended. Our audit of internal control over financial reporting of Neonode Inc. also did not include an evaluation of the internal control over financial reporting of Pronode Technologies AB.

In our opinion, Neonode Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neonode Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 10, 2016

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(2)	Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(All dollar amounts expressed in thousands of U.S. dollars)

		Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts		$167	$-	$-	$-	$167
Deferred tax asset valuation allowance		$16,946	$-	$2,712	$-	$19,658
Year ended December 31, 2014
Allowance for doubtful accounts	$		$167	$-	$-	$167
Deferred tax asset valuation allowance		$12,335	$-	$4,611	$-	$16,946
Year ended December 31, 2013
Deferred tax asset valuation allowance		$8,302	$-	$4,033	$-	$12,335

Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 28, 2012 (incorporated by reference to Exhibit 3.1.3 of the registrant’s annual report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws, as amended through December 5, 2007 (incorporated by reference to Exhibit 3.2 of the registrant’s annual report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated December 29, 2008 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on December 31, 2008 (file no. 0-08419))
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated January 2, 2009 (incorporated by reference to Exhibit 4.2 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated January 28, 2009 (incorporated by reference to Exhibit 4.3 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.20 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
10.2	Employment Agreement of Thomas Eriksson, dated March 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on March 11, 2014 (file no. 1-35526)) +
10.3	Employment Agreement of Lars Lindqvist, dated August 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 6, 2014 (file no. 1-35526)) +
10.4	Neonode Inc. 2015 Stock Incentive Plan
10.5	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan
10.6	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan
10.7	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan
10.8	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 10, 2016	By:	/s/ Lars Lindqvist
Lars Lindqvist Chief Financial Officer, Vice President, Finance, Treasurer and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Thomas Eriksson	President and Chief Executive Officer,	March 10, 2016
Thomas Eriksson	and Director
(Principal Executive Officer)

/s/ Lars Lindqvist	Chief Financial Officer, Vice President, Finance	March 10, 2016
Lars Lindqvist	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Per Bystedt	Chairman of the Board of Directors	March 10, 2016
Per Bystedt

/s/ John Reardon	Director	March 10, 2016
John Reardon

/s/ Mats Dahlin	Director	March 10, 2016
Mats Dahlin
/s/ Per Löfgren	Director	March 10, 2016
Per Löfgren

