Form 10-Q
period 2016-06-30
Neonode, Inc
filed 2016-08-09
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2016 was 43,817,151.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2016

PART I. Financial Information

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$633	$3,082
Accounts receivable, net	999	1,346
Projects in process	38	158
Inventory	22	-
Prepaid expenses and other current assets	1,347	747
Total current assets	3,039	5,333

Investment in joint venture	3	-
Property and equipment, net	776	594
Total assets	$3,818	$5,927

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$799	$965
Accrued payroll and employee benefits	1,100	932
Accrued expenses	176	382
Deferred revenues	2,242	1,475
Current portion of capital lease obligations	77	57
Total current liabilities	4,394	3,811

Capital lease obligations, net of current portion	302	283
Total liabilities	4,696	4,094

Commitments and contingencies

Stockholders’ (deficit) equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at June 30, 2016 and December 31, 2015. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 43,817,151 and 43,805,586 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	44	44
Additional paid-in capital	175,674	175,504
Accumulated other comprehensive (loss)/income	(20)	46
Accumulated deficit	(176,447)	(173,749)
Total Neonode Inc. stockholders’ (deficit) equity	(749)	1,845
Noncontrolling interests	(129)	(12)
Total stockholders' (deficit) equity	(878)	1,833
Total liabilities and stockholders’ (deficit) equity	$3,818	$5,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net revenues	$2,574	$2,776	$5,706	$5,039
Cost of revenues	385	737	980	1,075
Gross margin	2,189	2,039	4,726	3,964

Operating expenses:
Product research and development	1,771	1,629	3,720	3,208
Sales and marketing	669	953	1,485	1,803
General and administrative	1,040	1,194	2,100	2,756

Total operating expenses	3,480	3,776	7,305	7,767
Operating loss	(1,291)	(1,737)	(2,579)	(3,803)

Other expense, net:
Interest expense	12	4	15	8
Other expense, net	1	28	42	28
Total other expense, net	13	32	57	36

Loss before provision for income taxes	(1,304)	(1,769)	(2,636)	(3,839)

Provision for income taxes	112	23	179	25
Net loss including noncontrolling interests	(1,416)	(1,792)	(2,815)	(3,864)
Less: Net loss attributable to noncontrolling interests	85	-	117	-
Net loss attributable to Neonode Inc.	$(1,331)	$(1,792)	$(2,698)	$(3,864)

Loss per common share:
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.10)
Basic and diluted – weighted average number of common shares outstanding	43,817	40,499	43,814	40,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net loss	$(1,416)	$(1,792)	$(2,815)	$(3,864)
Other comprehensive income (loss):
Foreign currency translation adjustments	(31)	(49)	(66)	(47)
Comprehensive loss	(1,447)	(1,841)	(2,881)	(3,911)
Less: Comprehensive loss attributable to Noncontrolling interests	85	-	117	-
Comprehensive loss attributable to Neonode Inc.	$(1,362)	$(1,841)	$(2,764)	$(3,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(2,815)	$(3,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	170	772
Loss on disposal of property and equipment	42	28
Depreciation and amortization	128	93

Changes in operating assets and liabilities:
Accounts receivable	346	424
Projects in process	119	(528)
Inventory	(22)	-
Prepaid expenses and other current assets	(630)	(70)
Accounts payable and accrued expenses	(180)	711
Deferred revenues	767	(385)
Net cash used in operating activities	(2,075)	(2,819)

Cash flows from investing activities:
Purchase of property and equipment	(266)	(36)
Investment in joint venture	(3)	-
Net cash used in investing activities	(269)	(36)

Cash flows from financing activities:
Principal payments on capital lease obligations	(49)	(29)
Net cash used in financing activities	(49)	(29)

Effect of exchange rate changes on cash	(56)	(86)

Net decrease in cash	(2,449)	(2,970)
Cash at beginning of period	3,082	6,129
Cash at end of period	$633	$3,159

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$179	$37
Cash paid for interest	$15	$8

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment with capital lease obligations	$90	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses attributable to Neonode Inc. of approximately $1.3 million and $1.8 million and $2.7 million and $3.9 million for the three and six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of approximately $176.4 million and $173.7 million as of June 30, 2016 and December 31, 2015, respectively. Working capital (deficit) (current assets less current liabilities) was $(1.4 million) as of June 30, 2016 compared to $1.5 million as of December 31, 2015. In addition, the Company used cash in operating activities of approximately $(2.1 million) for the six months ended June 30, 2016, compared to approximately $(2.8 million) for the six months ended June 30, 2015.

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

As of June 30, 2016 there were 1,800,000 shares remaining for issuance under our existing shelf registration statement.

We believe that we will need to seek additional financing along with our existing cash and cash provided by operations to meet our anticipated cash needs for the next twelve months. We expect our revenues from license fees, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in 2016. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited to no custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

In the future, we will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. We are seeking sources of capital such as credit line facilities from financial institutions, equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB, a 51% majority owned subsidiary of Neonode Technologies AB. The remaining 49% of Pronode Technologies AB is owned by Propoint AB, located in Gothenburg, Sweden. Pronode Technologies AB was organized to enable and build a master platform for a successful mass production of sensor modules. All inter-company accounts and transactions have been eliminated in consolidation.

In June 2016, we entered into a Joint Venture (“JV”) with a Swedish based eye-tracking company SMART EYE AB. By combining our technologies, we plan to bring multi-chip modules to the market for the consumer and automotive segments that provide new opportunities for interaction with cars and devices. The name of the newly established JV is Neoeye AB (“Neoeye”).

The unaudited condensed consolidated balance sheet at June 30, 2016, the condensed consolidated statements of operations, comprehensive loss for the three and six months ended June 30, 2016 and the cash flows for the six months ended June 30, 2016 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), and the majority-owned subsidiary of Neonode Technologies AB, Pronode Technologies AB.

The condensed consolidated balance sheet at December 31, 2015 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), and the majority-owned subsidiary of Neonode Technologies AB, Pronode Technologies AB.

The unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan).

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

Cash

We have not had any liquid investments other than normal cash deposits with bank institutions to date. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of June 30, 2016 and $167,000 as of December 31, 2015.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $38,000 and $158,000 as of June 30, 2016 and December 31, 2015, respectively.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method and net realizable value. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of June 30, 2016, the Company’s inventory consists primarily of components that will be used in the manufacturing of our first sensor module, AirBar.

Investment in JV

We have invested $3,000, a 50% interest in Neoeye (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the condensed consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through June 30, 2016.

Neoeye, as an unconsolidated equity investee, will recognize revenue from technology license agreements at the time a contract is entered into, the license method is determined (paid-in-advance or on-going royalty), performance obligations under the license agreement are satisfied, and the realization of revenue is assured, which is generally upon the receipt of the license proceeds. Neoeye may at times enter into license agreements whereby contingent revenues are recognized as one or more contractual milestones have been met.

We review our investment in Neoeye to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near term prospects of Neoeye. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2016, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(31,000) and $(66,000) during the three and six months ended June 30, 2016, respectively, compared to translation losses of $(49,000) and $(47,000) during the same periods in 2015, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $21,000 and $34,000 during the three and six months ended June 30, 2016, respectively, compared to $5,000 and $31,000 during the same periods in 2015, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of June 30, 2016, three customers represented approximately 87% of the Company’s accounts receivable.

As of December 31, 2015, three customers represented approximately 78% of the Company’s accounts receivable.

Our net revenues for the three and six months ended June 30, 2016 were earned from sixteen and twenty-four customers. Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2016 are as follows:

●	Hewlett Packard Company – 40%
●	Autoliv Development AB – 21%
●	Huizhou Desay – 10%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2016 are as follows:

●	Hewlett Packard Company – 40%
●	Autoliv Development AB – 16%
●	Amazon – 14%

Our net revenues for the three and six months ended June 30, 2015 were earned from twenty-one and twenty-seven customers, respectively. Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2015 are as follows:

●	Autoliv Development AB – 31%
●	Hewlett Packard Company – 28%
●	Amazon – 11%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2015 are as follows:

●	Hewlett Packard Company – 29%
●	Amazon – 19%
●	Autoliv Development AB – 17%

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2016.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended June 30, 2016 and 2015, no losses related to SOW projects were recorded.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2016 amounted to approximately $37,000 and $117,000, respectively. Advertising costs for the three and six months ended June 30, 2015 amounted to approximately $8,000 and $28,000, respectively.

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

The Company provides either in the condensed consolidated statement of stockholders’ (deficit) equity, if presented, or in the notes to condensed consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2016 and December 31, 2015. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2016 and December 31, 2015, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2016 and 2015. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2016 and 2015 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ (deficit) equity in the condensed consolidated balance sheets as accumulated other comprehensive income (loss).

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Six months ended June 30,
	2016	2015
Swedish Krona	8.33	8.37
Japanese Yen	111.65	120.23
South Korean Won	1,177.95	1,098.02
Taiwan Dollar	32.72	31.17

Exchange rate for the condensed consolidated balance sheets was as follows:

	June 30,	December 31,
	2016	2015
Swedish Krona	8.47	8.42
Japanese Yen	102.85	120.36
South Korean Won	1,151.41	1,174.67
Taiwan Dollar	32.22	32.84

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transaction. The amendments in this update more closely align the measurement of inventory in accounting principles generally accepted in the United States of America with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company is currently assessing this guidance for future implementation.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for years beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.

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

3. Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of June 30, 2016 and December 31, 2015, we have $2.2 million and $1.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from three and two customers, respectively, and a total of $17,000 and $0.4 million, respectively, of deferred engineering development fees from one customer.

4.  Stockholders’ (Deficit) Equity

Common Stock

During the six months ended June 30, 2016, a warrant holder exercised warrants to purchase 80,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 11,565 shares of our common stock.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of June 30, 2016.

	Shares of Preferred Stock Not Exchanged as of June 30, 2016	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2016

Series B Preferred stock	83	132.07	10,962

5. Stock-Based Compensation

The stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Product research and development	$(3)	$99	$40	$322
Sales and marketing	51	66	113	172
General and administrative	8	9	17	278
Total stock-based compensation expense	$56	$174	$170	$772

Remaining unrecognized expense at June 30, 2016
Stock-based compensation	$173

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 1.4 years.

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

As of June 30, 2016 we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and
●	The 2015 Stock Incentive Plan

We also had expired one non-employee director stock option plan.

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2016	2,184,117	$4.48
Granted	-	-
Forfeited	(297,147)	4.70
Outstanding at June 30, 2016	1,886,970	$4.45

The aggregate intrinsic value of the 1,886,970 stock options that are outstanding, vested and expected to vest as of June 30, 2016 was approximately $0.

For the three and six months ended June 30, 2016 and 2015, we recorded $0.1 million and $0.2 million and $0.2 million and $0.8, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the six months ended June 30, 2016, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Warrants

A summary of all warrant activity is set forth below:

	June 30, 2016
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable, January 1, 2016	464,073	$3.02	0.19
Granted	-	-	-
Expired/cancelled	(384,073)	3.13	-
Exercised	(80,000)	2.00	-
Outstanding and exercisable, June 30, 2016	-	$-	-

6. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2016 and December 31, 2015.

Non-recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and six months ended June 30, 2015, $0 and $20,000 of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. All payments under the NN1001 Agreement have been made as of June 30, 2015.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began sampling to customers in May 2014. As of June 30, 2016, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V pursuant to which STMicroelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation (not completed as of June 30, 2016)

Under the terms of the NN1003 Agreement, we also will reimburse STMicroelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of June 30, 2016, we had paid $535,000 under the NN1003 Agreement.

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three and six months ended June 30, 2016 and 2015 were to customers located in the U.S., Europe and Asia. Of our total assets, 39% and 73% were held in the U.S. as of June 30, 2016 and December 31, 2015, respectively, and 58% and 22% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30, 2016		Three months ended June 30, 2015
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,343	52%	$1,557	56%
Net revenues from customers in Asia	489	19%	266	10%
Net revenues from customers in Europe	742	29%	953	34%
	$2,574	100%	$2,776	100%

	Six months ended June 30, 2016		Six months ended June, 2015
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$3,349	59%	$3,250	65%
Net revenues from customers in Asia	1,049	18%	679	13%
Net revenues from customers in Europe	1,308	23%	1,110	22%
	$5,706	100%	$5,039	100%

8. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2016 and 2015 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 1,000 and 11,000 outstanding stock options and 0 and 173,000 outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2016 and 2015, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended June 30,
	2016	2015
BASIC AND DILUTED
Weighted average number of common shares outstanding	43,817	40,499
Net loss attributable to Neonode Inc.	$(1,331)	$(1,792)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

(in thousands, except per share amounts)	Six months ended June 30,
	2016	2015
BASIC AND DILUTED
Weighted average number of common shares outstanding	43,814	40,477
Net loss attributable to Neonode Inc.	$(2,698)	$(3,864)

Net loss per share - basic and diluted	$(0.06)	$(0.10)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our limited experience manufacturing hardware devices and our need and ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We develop and license user interface and touch technology. We also are developing, and intend to manufacture and sell, hardware sensor solutions as modules incorporating our technology.

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

Licensing Solutions

As of June 30, 2016, we had forty-one technology license agreements with global OEMs and ODMs. During the six months ended June 30, 2016, we had fifteen customers using our touch technology in products that were being shipped to customers. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-six months.

We also offer engineering consulting services to our OEM and ODM customers on a flat rate or hourly rate basis.

Hardware Solutions

In December 2015, we announced AirBar, our first product based on our embedded sensor module. Through a simple USB connection, the AirBar hardware module can touch enable non-touch PCs. The AirBar “Plug-and-Touch” solution is based on our zForce AIR sensing platform. We expect to begin manufacturing and selling AirBar for PCs in the third quarter of 2016 at our fully automated manufacturing facility located in Gothenburg, Sweden. We currently have signed agreements with Ingram Micro for Europe, North America and Asia to act as our direct customer and distribution channel. We expect to market AirBar through consumer electronics retailers, online stores, and resellers to the education and enterprise customers in the U.S., Europe and Asia. Beyond direct purchaser of AirBar by consumers, we anticipate demand from PC OEMs to bundle AirBar with their non-touch notebooks to add greater value and functionality to their low to mid-end notebooks.

In 2015, Neonode entered into a joint development and cooperation agreement, with Autoliv Development AB (“Autoliv”) to develop a new Human Machine Interface ("HMI") sensing product for vehicle steering wheel applications. Neonode will license its zForce DRIVE technology to Autoliv as part of the agreement. On April 9, 2015, Autoliv paid an initial $1.5 million to Neonode under the agreement and an additional $1.5 million in three staggered payments subject to and after achievement of project milestones during a 12 months period. The initial payment of $1.5 million was initially recorded as deferred revenue and was amortized to revenue during the 12 month development period, beginning in the second quarter of 2015. The additional $1.5 million has been recognized as revenue as project milestones were completed. During the six months ended June 30, 2016, the last $375,000 of the initial payment and the last $500,000 related to completion of project milestones was recognized as revenue. During the six months ended June 30, 2015, $375,000 of the initial payment and $500,000 related to completion of project milestones was recognized as revenue.

Results of Operations

Net Revenues

Net revenues for the three and six months ended June 30, 2016 were $2.6 million and $5.7 million, respectively, compared to net revenues for the three and six months ended June 30, 2015 of $2.8 million and $5.0 million, respectively. Our net revenues for the three and six months ended June 30, 2016 included $2.0 million and $4.5 million, respectively, from technology license fees and $0.6 million and $1.2 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers. Our net revenues for the three and six months ended June 30, 2015 included $1.5 million and $3.3 million, respectively, from technology license fees and $1.3 million and $1.7 million, respectively, in NRE services related to our touch solutions for customers.

The decrease of 7% in net revenues for the three month period 2016 as compared to the same period in 2015 is due to a decrease in NRE fees within all segments. The increase of 13% in net revenues for the six month period 2016 as compared to the same period in 2015 is primarily due to an increase in license fees from printer and automotive customers, offset by a decrease in license fees from E-reader customers and NRE services from all segments. The decrease in NRE fees is due to the transition from custom design solutions where we collect up-front fees for design services to standardized sensor modules which require limited to no custom design services. In the future, we expect to sell sensor modules to our automotive customers for applications such as interactive door handles, lift gate systems, steering wheels and infotainment systems. We will also sell sensor modules to our printer customers and AirBar our first consumer sensor module that touch enables PCs. We expect all of these sensor modules to generate more revenue and gross margins than our current custom designed solutions provide under a royalty based license fee.

The license fee revenue distribution per market is 51% for printers, 33% for automotive and 16% for E-Readers and Tablets compared to 51% for printers, 11% for automotive and 38% for E-Readers and tablets in the second quarter 2016 and 2015 and 51% for printers, 28% for automotive and 21% for E-readers and tablets compared to 41% for printers, 8% for automotive and 51% for E-readers and tablets during the six months ended 2016 and 2015.

Gross Margin

Gross margin was $2.2 million and $4.7 million for the three and six months ended June 30, 2016, compared to $2.0 million and $4.0 million for the same periods in 2015, respectively. Gross margin as a percentage of net revenue was 85% and 83% for the three and six months ended June 30, 2016, compared to 73% and 79% for the same periods in 2015, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 due to the increase in our total revenues. The gross margin related to our license fees is 100%. As license fees as a percentage of our total revenue increase, our gross margin will increase.

Research and Development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2016 were $1.8 million and $3.7 million, respectively, compared to $1.6 million and $3.2 million for the same periods in 2015. The increase is related to that less costs were re-classed to work in projects, as the gross R&D costs have decreased in 2016, compared to the same period in 2015. This is a consequence of transition from pure custom design solutions to standardized sensor modules. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. Included in R&D expenses is ($3,000) and $40,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2016, respectively, compared to $99,000 and $322,000 for the same periods in 2015.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2016 were $0.7 million and $1.5 million, respectively, compared to $1.0 million and $1.8 million for the same periods in 2015. The expenses for the three and six months ended June 30, 2016 had a reduction compared to the same periods in 2015 primarily due to restructuring of our sales team which also is a consequence of the change of business model and as a result of that also a slight reduction of non-cash stock-based compensation expense to $51,000 and $113,000 for the three and six months ended June 30, 2016 compared to $66,000 and $172,000 for the same periods in 2015. Our sales activities focus primarily on OEM customers who will integrate our sensor modules into their products and the sale of our AirBar sensor module for PC to qualified global distributors.

General and Administrative

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2016 were $1.0 million and $2.1 million, respectively, compared to $1.2 million and $2.8 million for the same periods in 2015. This decrease in 2016 as compared to 2015 was related to an overall decrease in administration expenses as well as in stock option expenses and professional fees. Included in G&A expenses is $8,000 and $17,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2016, respectively, compared to $9,000 and $278,000 for the same periods in 2015. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was (9)% and (7)% for the three and six months ended June 30, 2016, respectively, and (1)% for the three and six months ended June 30, 2015. The negative tax rate in the three and six months ended June 30, 2016 is due to withholding taxes from sales in Asia. We recorded valuation allowances for the three month periods ended June 30, 2016 and 2015 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.3 million and $2.7 million for the three and six months ended June 30, 2016, respectively, compared to a net loss of $1.8 million and $3.9 million in the comparable periods in 2015.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than operating leases. The company’s joint venture with Neoeye AB currently has no activity. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and six months ended June 30, 2015, $0 and $20,000 of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. As of June 30, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began sampling to customers in May 2014. As of June 30, 2016, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V pursuant to which STMicroelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation (not completed as of June 30, 2016)

Under the terms of the NN1003 Agreement, we also will reimburse STMicroelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of June 30, 2016, we had paid $535,000 under the NN1003 Agreement.

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

On October 12, 2012, we entered into a two year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $2,300 per month. This lease was valid through October 12, 2014. The lease was extended for two years and is valid until October 31, 2016 under the same terms and conditions. The annual payment for this space equates to approximately $32,000 per year.

On July 1, 2013, NTAB entered into a lease for 5,900 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equated to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through June 30, 2014. On July 1, 2014, the lease was extended and is valid through November 30, 2017. As from November 1, 2015 we lease 7,007 square feet for approximately $428,000 per year. It is lower now compared to 2013 due to exchange rate differences. The lease can be extended on a yearly basis with three and six months written notice. On December 1 2015, Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden for approximately $8,000 per month. The annual payment for this space equates to approximately $94,000 per year. The lease is valid through December 9, 2017.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The annual payment for this space equates to approximately $23,000 per year. The lease is valid through February 13, 2017.

In May 2015, our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at 16F, No. 89 Songren Rd, Taipei, Taiwan. This lease is valid through May 24, 2016 but was terminated on November 30, 2015. The annual payment for this space equated to approximately $46,000 per year. On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. This lease is valid through April 30, 2016. The lease is renewed every three and six months unless termination is notified. The annual payment for this space equates to approximately $8,000 per year.

 For the three and six months ended June 30, 2016, we recorded approximately $220,000 and $438,000, respectively, for rent expense, compared to $157,000 and $298,000 for the same periods in 2015.

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2016 is as follows (in thousands):

Year ending December 31,	Total
2016 (remaining six months)	$366
2017	643
2018	94
$1,103

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

In June 2016, we entered into two leases for component production equipment. Under the terms of the first lease agreement we are obligated to purchase the equipment at the end of the original 3 year lease term for 5% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on June 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently 3% per annum. Under the terms of the second lease agreement we are obligated to purchase the equipment at the end of the original 5 year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on June 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently 3% per annum.

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

As of June 30, 2016, we had cash of $0.6 million compared to $3.1 million as of December 31, 2015.

Working capital (deficit) (current assets less current liabilities) was $(1.4 million) as of June 30, 2016, compared to $1.5 million as of December 31, 2015.

Net cash used in operating activities for the six months ended June 30, 2016 was $2.1 million and was primarily the result of (1) a net loss of approximately $2.8 million and (2) approximately $0.4 million in net cash provided by changes in operating assets and liabilities and (3) approximately $0.3 million in non-cash operating expenses, comprised of depreciation and amortization, loss on disposal of property and equipment and stock-based compensation.

Accounts receivable decreased by approximately $0.3 million as of June 30, 2016 compared with December 31, 2015. This is due to the timing of the payments received from customers.

Deferred revenues increased by approximately $0.8 million during the six months ended June 30, 2016 compared with December 31, 2015, due to prepayments of $1.4 million in license fees from two customers offset by the completion of NRE services.

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

In the six months ended June 30, 2016 and 2015, we purchased approximately $266,000 and $36,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $49,000 during six months ended June 30, 2016 was the result of principal payments on capital leases.

Net cash used in financing activities of $29,000 was the result of principal payments on a capital lease during the six months ended June 30, 2015.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.3 million and $1.8 million and $2.7 million and $3.9 million for the three and six months ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of approximately $176.4 million and $173.7 million as of June 30, 2016 and December 31, 2015, respectively. In addition, the Company has used cash in operating activities of approximately $2.1 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

In the future, we will require sources of capital in addition to cash on hand to continue operations and to implement our strategy. We are seeking sources of capital such as credit line facilities from financial institutions, equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar will impact our future operating results. Our consolidated net revenues for the six months ended June 30, 2016 are denominated in U.S. Dollars and approximately 71% of our consolidated operating costs for the six months ended June 30, 2016 are denominated in Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have had a history of losses and will require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. We believe that, based upon our current operating plan, we will need additional financing along with our existing cash and cash provided by operations to meet our anticipated cash needs for at least the next twelve months. The additional financing may include equity investments, debt arrangements, and credit line facilities. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

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

NEONODE INC.

Date: August 9, 2016	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)