Form 10-Q
period 2016-09-30
Neonode, Inc
filed 2016-11-09
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2016 was 48,844,503.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2016

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements	1

		Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited)	1

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015	2

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015	3

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	4

		Notes to Unaudited Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4	Controls and Procedures	27

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	28

	Item 1A	Risk Factors	28

	Item 6	Exhibits	28

SIGNATURES			29

EXHIBITS

PART I. Financial Information

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$6,278	$3,082
Accounts receivable, net	278	1,346
Projects in process	64	158
Inventory	919	-
Prepaid expenses and other current assets	1,173	747
Total current assets	8,712	5,333

Investment in joint venture	3	-
Property and equipment, net	2,142	594
Total assets	$10,857	$5,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074	$965
Accrued payroll and employee benefits	944	932
Accrued expenses	540	382
Deferred revenues	2,212	1,475
Current portion of capital lease obligations	237	57
Total current liabilities	5,007	3,811

Capital lease obligations, net of current portion	1,061	283
Total liabilities	6,068	4,094

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at September 30, 2016 and December 31, 2015. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 48,844,503 and 43,805,586 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	49	44
Additional paid-in capital	183,634	175,504
Accumulated other comprehensive (loss) income	(56)	46
Accumulated deficit	(178,609)	(173,749)
Total Neonode Inc. stockholders’ equity	5,018	1,845
Noncontrolling interests	(229)	(12)
Total stockholders’ equity	4,789	1,833
Total liabilities and stockholders’ equity	$10,857	$5,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net revenues	$1,639	$3,113	$7,345	$8,152
Cost of revenues	33	909	1,013	1,984
Gross margin	1,606	2,204	6,332	6,168

Operating expenses:
Product research and development	2,014	1,555	5,734	4,763
Sales and marketing	666	845	2,151	2,648
General and administrative	1,067	1,152	3,167	3,908

Total operating expenses	3,747	3,552	11,052	11,319
Operating loss	(2,141)	(1,348)	(4,720)	(5,151)

Other expense, net:
Interest expense	17	4	32	12
Other expense, net	49	-	91	28
Total other expense, net	66	4	123	40

Loss before provision for income taxes	(2,207)	(1,352)	(4,843)	(5,191)

Provision for income taxes	55	16	234	41
Net loss including noncontrolling interests	(2,262)	(1,368)	(5,077)	(5,232)
Less: Net loss attributable to noncontrolling interests	100	-	217	-
Net loss attributable to Neonode Inc.	$(2,162)	$(1,368)	$(4,860)	$(5,232)

Loss per common share:
Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.11)	$(0.13)
Basic and diluted – weighted average number of common shares outstanding	46,252	40,525	44,627	40,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net loss	$(2,262)	$(1,368)	$(5,077)	$(5,232)
Other comprehensive income (loss):
Foreign currency translation adjustments	(36)	(20)	(102)	(67)
Comprehensive loss	(2,298)	(1,388)	(5,179)	(5,299)
Less: Comprehensive loss attributable to Noncontrolling interests	100	-	217	-
Comprehensive loss attributable to Neonode Inc.	$(2,198)	$(1,388)	$(4,962)	$(5,299)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(5,077)	$(5,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	224	948
Loss on disposal of property and equipment	91	28
Depreciation and amortization	206	138

Changes in operating assets and liabilities:
Accounts receivable	1,066	617
Projects in process	95	(847)
Inventory	(940)	-
Prepaid expenses and other current assets	(438)	(231)
Accounts payable and accrued expenses	319	1,221
Deferred revenues	737	(1,528)
Net cash used in operating activities	(3,717)	(4,886)

Cash flows from investing activities:
Purchase of property and equipment	(851)	(137)
Investment in joint venture	(3)	-
Proceeds from sale of property and equipment	5	-
Net cash used in investing activities	(849)	(137)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	7,911	-
Contributions from noncontrolling interests	-	3
Principal payments on capital lease obligations	(57)	(43)
Net cash provided by (used in) financing activities	7,854	(40)

Effect of exchange rate changes on cash	(92)	(116)

Net change in cash	3,196	(5,179)
Cash at beginning of period	3,082	6,129
Cash at end of period	$6,278	$950

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$179	$41
Cash paid for interest	$15	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Operations

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q Report as “Neonode”, “we”, “us”, “our” or the “Company”). We develop and license user interface and touch technology. We also develop, manufacture and sell, hardware sensor solutions as modules incorporating our technology.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses attributable to Neonode Inc. of approximately $2.2 million and $4.9 million and $1.4 million and $5.2 million for the three and nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of approximately $178.6 million and $173.7 million as of September 30, 2016 and December 31, 2015, respectively. Working capital (current assets less current liabilities) was $3.7 million as of September 30, 2016 compared to $1.5 million as of December 31, 2015. In addition, the Company used cash in operating activities of approximately $3.7 million for the nine months ended September 30, 2016, compared to approximately $4.9 million for the nine months ended September 30, 2015.

In August 2016, Neonode entered into a purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors as part of a private placement pursuant to which Neonode agreed to issue a total of 8,627,352 shares of Neonode common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares includes (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode (the “Employee Investor Shares”) for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 shares at a price of $1.00 per share to outside investors (the “Outside Investor Shares” and, together with the Employee Investor Shares, the “Initial Shares”) for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares (the “Pre-Funded Warrant Shares”) issuable upon exercise of warrants (the “Pre-Funded Warrants” and, together with the Initial Shares, the “Investor Shares”) for which Neonode received $3,564,000 pre-funded in gross proceeds and up to $36,000 in proceeds upon future cash exercises. In addition, under the terms of the Securities Purchase Agreement, Neonode issued warrants (the “Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of Neonode common stock (the “Purchase Warrant Shares”) at an exercise price of $1.12 per share. See Note 4 for additional discussion regarding the Securities Purchase Agreement.

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

As of September 30, 2016 there were 1,800,000 shares remaining for issuance under our existing shelf registration statement.

We believe that, based upon our current operating plan, our existing cash and cash provided by operations to meet our anticipated cash needs for the next twelve months. We expect our revenues from license fees, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in 2016. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited to no custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

Neonode consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights, and variable interest entities (VIEs) in which Neonode is the primary beneficiary.

In June 2016, we entered into a Joint Venture (“JV”) with a Swedish based eye-tracking company SMART EYE AB. By combining our technologies, we plan to bring multi-chip modules to the market for the consumer and automotive markets that provide new opportunities for interaction with cars and devices. The name of the newly established JV is Neoeye AB (“Neoeye”).

We use the equity method of accounting to record our investments in the common stock of each entity in which Neonode has the ability to exercise significant influence, but does not own a majority equity interest. Under the equity method, our investment is originally included in equity interests at cost, and is adjusted to recognize our share of net earnings or losses of the investee, in our consolidated balance sheets; our share of net income (loss) is reported in our consolidated statements of operations according to our equity ownership in each entity.

The unaudited condensed consolidated balance sheet at September 30, 2016, the condensed consolidated statements of operations, comprehensive loss for the three and nine months ended September 30, 2016 and the cash flows for the nine months ended September 30, 2016 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), and the majority-owned subsidiary of Neonode Technologies AB, Pronode Technologies AB.

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

The unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan).

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, collectability of accounts receivable, the achievement of substantive milestones and vendor-specific objective evidence (“VSOE”) of fair value for purposes of revenue recognition (or deferral of revenue), net realizable value of inventory, recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets, and the fair value of options and warrants issued for stock-based compensation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of September 30, 2016 and $167,000 as of December 31, 2015.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $64,000 and $158,000 as of September 30, 2016 and December 31, 2015, respectively.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2016, the Company’s inventory consists primarily of components that will be used in the manufacturing of our first sensor module, AirBar. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods at September 30, 2016 are as follows:

	September 30,	December 31,
	2016	2015
Raw materials	$919	$-
Work-in-Process	-	-
Finished goods	-	-
Ending inventory	$919	$-

Investment in JV

We have invested $3,000, a 50% interest in Neoeye (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the condensed consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through September 30, 2016.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2016, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation losses were $(36,000) and $(102,000) during the three and nine months ended September 30, 2016, respectively, compared to translation losses of $(20,000) and $(67,000) during the same periods in 2015, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $25,000 and $59,000 during the three and nine months ended September 30, 2016, respectively, compared to $11,000 and $42,000 during the same periods in 2015, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of September 30, 2016, three customers represented approximately 92% of the Company’s accounts receivable.

As of December 31, 2015, three customers represented approximately 78% of the Company’s accounts receivable.

Our net revenues for the three and nine months ended September 30, 2016 were earned from fifteen and twenty-five customers. Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2016 are as follows:

●	Hewlett Packard Company – 50%
●	Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2016 are as follows:

●	Hewlett Packard Company – 42%
●	Amazon– 13%
●	Autoliv Development AB – 12%

Our net revenues for the three and nine months ended September 30, 2015 were earned from twenty-three and thirty-five customers, respectively. Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2015 are as follows:

●	Barnes & Noble – 22%
●	Hewlett Packard Company – 21%
●	Autoliv Development AB – 18%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2015 are as follows:

●	Hewlett Packard Company – 26%
●	Amazon – 15%
●	Autoliv Development AB – 18%

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2016.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended September 30, 2016 and 2015, $0 and $165,000 were recorded as cost of sales due to expected losses related to two SOW projects, respectively.

Product Revenue:

Neonode will recognize revenue from the sale of products when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our product was delivered and the risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.

Until we are able to estimate returns, we will record deferred revenue upon invoicing and transfer of ownership of goods to our customers. We will record estimated commitments related to price protections, marketing development allowances and rebates as reductions to revenue. If those commitments cannot be reasonably and reliably estimated, we will defer revenue recognition until reliable estimates can be made.

Revenues from the sales of new products including AirBar will be stated separately from other types of revenue, and will be reported net of discounts, returns, and allowances.

Warranty Expense

We will record a warranty provision related to product sales, including AirBar, when amounts can be estimated, which will include an appropriate provision for return processing charges in compliance with the terms of our contracts with resellers.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2016 amounted to approximately $76,000 and $193,000, respectively. Advertising costs for the three and nine months ended September 30, 2015 amounted to approximately $46,000 and $74,000, respectively. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2016 and December 31, 2015. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2016 and December 31, 2015, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2016 and 2015. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2016 and 2015 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Nine months ended September 30,
	2016	2015
Swedish Krona	8.39	8.40
Japanese Yen	108.60	120.90
South Korean Won	1,158.23	1,121.60
Taiwan Dollar	32.38	31.43

Exchange rate for the condensed consolidated balance sheets was as follows:

	September 30,	December 31,
	2016	2015
Swedish Krona	8.58	8.42
Japanese Yen	101.19	120.36
South Korean Won	1,100.23	1,174.67
Taiwan Dollar	31.32	32.84

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. We are currently assessing this guidance for future implementation.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update more closely align the measurement of inventory in accounting principles generally accepted in the United States of America with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company adopted the provisions of ASU 2015-11 effective September 1, 2016.

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company elected not to early adopt ASU 2015-17 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company elected not to early adopt ASU 2016-02 and is evaluating the effect of the adoption of this ASU to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for years beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

3. Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of September 30, 2016 and December 31, 2015, we have $2.1 million and $1.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from four and two customers, respectively, and a total of $0.1 million and $0.4 million, respectively, of deferred engineering development fees from four and one customers.

4. Stockholders’ Equity

Securities Purchase Agreement

In August 2016, Neonode entered into the Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which Neonode agreed to issue a total of 8,627,352 shares of Neonode common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares includes (i) an aggregate of 427,352 Employee Investor Shares at $1.17 per share for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 Outside Investor Shares at a price of $1.00 per share for gross proceeds of $4,600,000, and (iii) up to 3,600,000 Pre-Funded Warrant Shares issuable upon exercise of the Pre-Funded Warrants for which Neonode received $3,564,000 pre-funded in gross proceeds and up to $36,000 in proceeds upon future cash exercises. The Pre-Funded Warrants were issued to certain outside investors whose purchase of shares of Neonode common stock would make them the beneficial owners of more than 9.99% of the outstanding common stock of Neonode. Each of the Pre-Funded Warrants were pre-funded upon closing of the private placement at $0.99 per Pre-Funded Warrant Share and have an exercise price of $0.01 per Pre-Funded Warrant Share. The Pre-Funded Warrants are immediately exercisable upon issuance and will not expire prior to exercise.

In addition, under the terms of the Securities Purchase Agreement, Neonode issued the Purchase Warrants to all investors in the private placement to purchase up to a total of 4,313,676 shares of Neonode common stock at an exercise price of $1.12 per share. The total number of Purchase Warrant Shares represents a ratio of 50% warrant coverage to the Investor Shares such that investors will be entitled to receive one Purchase Warrant Share upon cash exercise for every two Initial Shares or Pre-Funded Warrants purchased. The Purchase Warrants will expire five and one-half years from issuance and are non-exercisable for the first six months. The terms of the Purchase Warrants require that exercise may only be for cash and not on a cashless basis unless, after a period of six months from closing of the private placement, the Purchase Warrant Shares are not subject to a registration statement or there has been a failure to maintain the effective registration of the Purchase Warrant Shares by Neonode as described below.

The exercise price of the Pre-Funded Warrants and the Purchase Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions or a “Fundamental Transaction” as provided for in the terms of the Pre-Funded Warrants and the Purchase Warrants. The holders may exercise the Pre-Funded Warrants or the Purchase Warrants in whole or in part.

In connection with the Securities Purchase Agreement, Neonode entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Neonode will file a registration statement with the Securities and Exchange Commission relating to the offer and sale by the holders of the Initial Shares, the Pre-Funded Warrant Shares, and the Purchase Warrant Shares. Pursuant to the Registration Rights Agreement, Neonode is obligated to file the registration statement within 30 days and to use best efforts to cause the registration statement to be declared effective within 90 days. Failure to meet those and related obligations, or failure to maintain the effective registration of the Initial Shares, the Pre-Funded Warrant Shares, and Purchase Warrant Shares will subject Neonode to payment for liquidated damages. The registration statement was filed and declared effective in September 2016.

 Pursuant to the terms of the Securities Purchase Agreement, Neonode has agreed that during the 90-day period following the required effectiveness of the registration statement described above, Neonode will not announce, issue, or enter into any agreement to issue any shares of Neonode common stock or equivalents, subject to certain exceptions including securities issuable pursuant to the Securities Purchase Agreement or pursuant to exercises, exchanges, or conversions of Neonode’s outstanding securities, issuances pursuant to any employee benefit plan of Neonode, and issuances pursuant to acquisitions or strategic transactions. In addition, Neonode has agreed not to enter into any “Variable Rate Transaction” as defined in the Securities Purchase Agreement for a period of up to two years.

Other Common Stock Activity

During the nine months ended September 30, 2016, a warrant holder exercised warrants to purchase 80,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 11,565 shares of our common stock.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of September 30, 2016.

	Shares of Preferred Stock Not Exchanged as of September 30, 2016	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2016

Series B Preferred stock	83	132.07	10,962

Warrants

A summary of all warrant activity is set forth below:

	September 30, 2016
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding and exercisable, January 1, 2016	464,073	$3.02	0.19
Granted (Prefunded)	3,600,000	0.01	-
Granted (Purchase)	4,313,676	1.12	-
Expired/cancelled	(384,073)	3.13	-
Exercised	(80,000)	2.00	-
Outstanding and exercisable, September 30, 2016	7,913,676	$0.62	5.39

Outstanding Warrants to Purchase
Common Stock as of September 30, 2016:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2016 Investor Prefunded Warrants	8/16/2016	$0.01	3,600,000	2/16/2022
August 2016 Investor Warrants	8/17/2016	$1.12	4,100,000	2/17/2022
Employee Warrants	8/17/2016	$1.12	213,676	2/17/2022
Total Warrants Outstanding			7,913,676

Certain outside investors whose purchase of shares would make them the beneficial owners of more than 9.99% of Neonode’s outstanding common stock received pre-funded warrants in lieu of common stock. These pre-funded warrants for outside investors were sold at $0.99 per share for a total cash payment of $3.6 million and contain a Pre-Funded warrant exercise price of $0.01 per share to represent a total payment of $1.00 per share. The warrants issued in the August 2016 financing transaction are not exercisable for six months from the issuance date, until February 2017. The Pre-Funded Warrants are immediately exercisable upon issuance and will not expire prior to exercise.

5. Stock-Based Compensation

The stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Product research and development	$8	$100	$48	$422
Sales and marketing	19	68	132	240
General and administrative	27	8	44	286
Total stock-based compensation expense	$54	$176	$224	$948

Remaining unrecognized expense at September 30, 2016
Stock-based compensation	$115

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 1.3 years.

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

As of September 30, 2016 we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and
●	The 2015 Stock Incentive Plan

We also had expired one non-employee director stock option plan.

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired in March 2011.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2016	2,184,117	$4.48
Granted	25,000	1.44
Forfeited	(324,367)	4.57
Outstanding at September 30, 2016	1,884,750	$4.43

The aggregate intrinsic value of the 1,884,750 stock options that are outstanding, vested and expected to vest as of September 30, 2016 was approximately $0.

For the three and nine months ended September 30, 2016 and 2015, we recorded $54,000 and $0.2 million and $0.2 million and $0.9, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the nine months ended September 30, 2016, we granted 25,000 options to purchase shares of our common stock to employees with a grant fair value of $17,000 computed using the Black-Sholes option pricing model. The weighted-average grant date fair value of the options during the nine months ended September 30, 2016 was $0.67 per share. We did not grant any options to purchase shares to any of the members of our board of directors.

See below for assumptions used in the valuation of stock options:

For the nine months ended
September 30, 2016

Annual dividend yield	-
Expected life (years)	3.50
Risk-free interest rate	0.83%
Expected volatility	65%

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

6. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2016 and December 31, 2015.

Non-recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and nine months ended September 30, 2015, $0 and $20,000 of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. All payments under the NN1001 Agreement have been made as of 2015.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began sampling to customers in May 2014. As of September 30, 2016, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V pursuant to which STMicroelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation ($100,000 paid and $200,000 accrued as of September 30, 2016)

Under the terms of the NN1003 Agreement, we also will reimburse STMicroelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of September 30, 2016, we had paid $635,000 under the NN1003 Agreement.

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing business. All of our sales for the three and nine months ended September 30, 2016 and 2015 were to customers located in the U.S., Europe and Asia. Of our total assets, 55% and 73% were held in the U.S. as of September 30, 2016 and December 31, 2015, respectively, and 44% and 22% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,110	68%	$1,856	60%
Net revenues from customers in Asia	339	21%	475	15%
Net revenues from customers in Europe	190	11%	782	25%
	$1,639	100%	$3,113	100%

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$4,459	61%	$5,105	63%
Net revenues from customers in Asia	1,388	19%	1,155	14%
Net revenues from customers in Europe	1,498	20%	1,892	23%
	$7,345	100%	$8,152	100%

8. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2016 and 2015 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 5,000 and 24,000 outstanding stock options and 5.2 million and 0.1 million outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2016 and 2015, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,
	2016	2015
BASIC AND DILUTED
Weighted average number of common shares outstanding	46,252	40,525
Net loss attributable to Neonode Inc.	$(2,162)	$(1,368)

Net loss per share - basic and diluted	$(0.05)	$(0.03)

(in thousands, except per share amounts)	Nine months ended September 30,
	2016	2015
BASIC AND DILUTED
Weighted average number of common shares outstanding	44,627	40,493
Net loss attributable to Neonode Inc.	$(4,860)	$(5,232)

Net loss per share - basic and diluted	$(0.11)	$(0.13)

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

Overview

We develop and license user interface and touch technology. We also develop, manufacture and sell, hardware sensor solutions as modules incorporating our technology.

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

Licensing Solutions

As of September 30, 2016, we had forty-one technology license agreements with global OEMs and ODMs. During the nine months ended September 30, 2016, we had fifteen customers using our touch technology in products that were being shipped to customers. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-nine months.

We also offer engineering consulting services to our OEM and ODM customers on a flat rate or hourly rate basis.

Hardware Solutions

In December 2015, we announced AirBar, our first product based on our embedded sensor module. Through a simple USB connection, the AirBar hardware module can touch enable non-touch PCs. The AirBar “Plug-and-Touch” solution is based on our zForce AIR sensing platform. We began manufacturing and selling AirBar for PCs in the third quarter of 2016 at our fully automated manufacturing facility located in Gothenburg, Sweden. In October 2016 we entered into an agreement for final assembly of AirBar with Salutica Allied Solutions in Malaysia. We continue to manufacture the sensor module in our facility in Gothenburg and send the completed sensor modules to Salutica for final assembly, packaging and shipping.

We currently have signed agreements with Ingram Micro for Europe, North America and Asia to act as our direct customer and distribution partner. We expect to market AirBar through consumer electronics retailers, online stores, and resellers to the education and enterprise customers in the U.S., Europe and Asia. Beyond direct purchaser of AirBar by consumers, we anticipate demand from PC OEMs to bundle AirBar with their non-touch notebooks to add greater value and functionality to their low to mid-end notebooks.

In 2015, Neonode entered into a joint development and cooperation agreement, with Autoliv Development AB (“Autoliv”) to develop a new Human Machine Interface (“HMI”) sensing product for vehicle steering wheel applications. Neonode will license its zForce DRIVE technology to Autoliv as part of the agreement. On April 9, 2015, Autoliv paid an initial $1.5 million to Neonode under the agreement and an additional $1.5 million in three staggered payments subject to and after achievement of project milestones during a 12 months period. The initial payment of $1.5 million was initially recorded as deferred revenue and was amortized to revenue during the 12 month development period, beginning in the second quarter of 2015. The additional $1.5 million has been recognized as revenue as project milestones were completed. During the nine months ended September 30, 2016, the last $375,000 of the initial payment and the last $500,000 related to completion of project milestones was recognized as revenue. During the nine months ended September 30, 2015, $750,000 of the initial payment and $500,000 related to completion of project milestones was recognized as revenue.

Results of Operations

Net Revenues

Net revenues for the three and nine months ended September 30, 2016 were $1.6 million and $7.3 million, respectively, compared to net revenues for the three and nine months ended September 30, 2015 of $3.1 million and $8.2 million, respectively. Our net revenues for the three and nine months ended September 30, 2016 included $1.6 million and $6.1 million, respectively, from technology license fees and $0 and $1.2 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers. Our net revenues for the three and nine months ended September 30, 2015 included $2.0 million and $5.4 million, respectively, from technology license fees and $1.1 million and $2.8 million, respectively, in NRE services.

The 47% decrease in net revenues for the three month period 2016 as compared to the same period in 2015 is primarily due to lower NRE fees recognized in the third quarter 2016, compared to recognized NRE fees of $1.1 million in the third quarter 2015. There was also a 20% decrease in license fees, comprised of a 64% decrease of E-reader and tablet license fees which was partially offset by an increase of license fees from our automotive and printer customers. The decrease in E-reader and tablet license fees is primarily related to a one time revenue recognition of $0.7 million of license fees from a customer who discontinued E-reader sales in the third quarter 2015.

The decrease of 10% in net revenues for the nine month period 2016 as compared to the same period in 2015 is primarily due to a decrease in license fees from E-reader and tablet customers and NRE services from all markets, partially offset by an increase in license fees from automotive and printer customers. The decrease in NRE fees is due to the transition from custom design solutions where we collect up-front fees for design services to standardized sensor modules which require limited to no custom design services.

In the future, we expect to sell sensor modules to our automotive customers for applications such as interactive door handles, lift gate systems, steering wheels and infotainment systems. We will also sell sensor modules to our printer and E-reader and tablet customers and AirBar is our first consumer sensor module that touch enables PCs. We expect all of these sensor modules to generate higher revenues and gross margin profits than our current custom designed solutions provided under a royalty based license fee. We began shipping AirBar in the third quarter to pre-order customers and made our first shipments for the US market to our global distribution and fulfillment partner Ingram Micro in October 2016

The license fee revenue distribution per market is 50% for printers, 26% for automotive and 24% for E-Readers and Tablets for the three months ended September 30, 2016 compared to 32% for printers, 16% for automotive and 52% for E-Readers and tablets in the third quarter of 2015.

The license fee revenue distribution per market is and 51% for printers, 27% for automotive and 22% for E-readers and tablets compared to 38% for printers for the nine months ended September 30, 2016 compared to 11% for automotive and 51% for E-readers and tablets during the nine months ended 2015.

Gross Margin

Gross margin was $1.6 million and $6.3 million for the three and nine months ended September 30, 2016, compared to $2.2 million and $6.2 million for the same periods in 2015, respectively. Gross margin as a percentage of net revenue was 98% and 86% for the three and nine months ended September 30, 2016, compared to 71% and 76% for the same periods in 2015, respectively. Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of Company employed engineering personnel and engineering consultants to complete the engineering design contract. Our gross margin has increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to the increase in our total license revenues as a percentage of total revenues. The gross margin related to our license fees is 100%. As license fees as a percentage of our total revenues increase, our gross margin will increase.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2016 were $2.0 million and $5.7 million, respectively, compared to $1.6 million and $4.8 million for the same periods in 2015. Included in the R&D expenses are $0.2 million and $0.6 million in manufacturing related costs for the three and nine months ended September 30, 2016, respectively. Included in the three and nine months are non-recurring expenses of approximately $0.6 million related to final development of the new NN1003 ASIC plus costs related to staff reductions and lease termination. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. Included in R&D expenses is $8,000 and $48,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2016, respectively, compared to $100,000 and $422,000 for the same periods in 2015.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2016 were $0.7 million and $2.2 million, respectively, compared to $0.8 million and $2.6 million for the same periods in 2015. The expenses for the three and nine months ended September 30, 2016 had a reduction compared to the same periods in 2015 primarily due to restructuring of our sales team which also is a consequence of the change of business model and as a result of that also a reduction of non-cash stock-based compensation expense to $19,000 and $132,000 for the three and nine months ended September 30, 2016 compared to $68,000 and $240,000 for the same periods in 2015. Our sales activities focus primarily on OEM customers who will integrate our sensor modules into their products and the sale of our AirBar sensor module for PC to qualified global distributors. We leverage our sales relationship with Ingram Micro and expect to increase our sales and marketing budget related to these activities over the coming quarters.

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2016 were $1.1 million and $3.2 million, respectively, compared to $1.2 million and $3.9 million for the same periods in 2015. This decrease in 2016 as compared to 2015 was related to an overall decrease in administration expenses as well as in stock option expenses and professional fees. Included in G&A expenses is $27,000 and $44,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2016, respectively, compared to $8,000 and $286,000 for the same periods in 2015. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was (3)% and (5)% for the three and nine months ended September 30, 2016, respectively, and (1)% for the three and nine months ended September 30, 2015. The negative tax rate in the three and nine months ended September 30, 2016 is due to withholding taxes from sales in Asia. We recorded valuation allowances for the three month periods ended September 30, 2016 and 2015 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $2.2 million and $4.9 million for the three and nine months ended September 30, 2016, respectively, compared to a net loss of $1.4 million and $5.2 million in the comparable periods in 2015.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments integrated Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we have reimbursed Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the three and nine months ended September 30, 2015, $0 and $20,000 of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the condensed consolidated statements of operations. All payments under the NN1001 Agreement have been made as of 2015.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began sampling to customers in May 2014. As of September 30, 2016, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V pursuant to which STMicroelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation ($100,000 paid and $200,000 accrued as of September 30, 2016)

Under the terms of the NN1003 Agreement, we also will reimburse STMicroelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of September 30, 2016, we had paid $635,000 under the NN1003 Agreement.

Operating Leases

On May 28, 2015, we entered into a three year lease for 6,508 square feet of office space located at 2674 North First Street, San Jose, CA 95134 USA. The annual payment for this space was $160,000. We paid a final lease termination payment of $60,000 and this lease was terminated as of August 31, 2016.

On August 22, 2016 we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The annual payment for this space is $15,000 and can be terminated with one month’s notice.

On October 12, 2012, we entered into a two year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment is approximately $2,300 per month. This lease was valid through October 12, 2014. The lease was extended for two years and was valid until October 31, 2016 under the same terms and conditions. The annual payment for this space equated to approximately $32,000 per year. On September 23, 2016 we entered into a lease of office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The monthly payment for this space is $2,000 and can be terminated with one month’s notice.

On July 1, 2013, NTAB entered into a lease for 5,900 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equated to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through September 30, 2014. On July 1, 2014, the lease was extended and is valid through November 30, 2017. As from November 1, 2015 we lease 7,007 square feet for approximately $423,000 per year. It is lower now compared to 2013 due to exchange rate differences. The lease can be extended on a yearly basis with three and nine months written notice. On December 1, 2015, Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden for approximately $8,000 per month. The annual payment for this space equates to approximately $93,000 per year. The lease is valid through December 9, 2017.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The annual payment for this space equates to approximately $24,000 per year. The lease is valid through February 13, 2017.

In May 2015, our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at 16F, No. 89 Songren Rd, Taipei, Taiwan. This lease is valid through May 24, 2016 but was terminated on November 30, 2015. The annual payment for this space equated to approximately $46,000 per year. On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. This lease is valid through April 30, 2016. The lease is renewed every three months unless termination is notified. The annual payment for this space equates to approximately $25,000 per year.

For the three and nine months ended September 30, 2016, we recorded approximately $252,000 and $690,000, respectively, for rent expense, compared to $167,000 and $465,000 for the same periods in 2015.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2016 is as follows (in thousands):

Year ending December 31,	Total
2016 (remaining three months)	$135
2017	477
$612

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

During the second and third quarter 2016, we have entered into five leases for component production equipment. Under the terms of four of the lease agreements we are obligated to purchase the equipment at the end of the original 3-5 year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as capital leases. The lease payments and depreciation periods began between June and October 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. The fifth lease agreement is a hire-purchase where the equipment will be paid off after 5 years. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum.

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

As of September 30, 2016, we had cash of $6.3 million compared to $3.1 million as of December 31, 2015.

Working capital (current assets less current liabilities) was $3.7 million as of September 30, 2016, compared to $1.5 million as of December 31, 2015.

Net cash used in operating activities for the nine months ended September 30, 2016 was $3.7 million and was primarily the result of (1) a net loss of approximately $5.1 million and (2) approximately $0.8 million in net cash provided by changes in operating assets and liabilities and (3) approximately $0.5 million in non-cash operating expenses, comprised of depreciation and amortization, loss on disposal of property and equipment and stock-based compensation.

Accounts receivable decreased by approximately $1.1 million as of September 30, 2016 compared with December 31, 2015. This is due to the timing of the payments received from customers and a decrease in revenues.

Deferred revenues increased by approximately $0.7 million during the nine months ended September 30, 2016 compared with December 31, 2015, due to prepayments of $1.4 million in license fees from two customers offset by the completion of NRE services.

Net cash used in operating activities for the nine months ended September 30, 2015 was $4.9 million and was primarily the result of (1) a net loss of approximately $5.2 million and (2) approximately $0.8 million in net cash provided by changes in operating assets and liabilities and (3) approximately $1.1 million in non-cash operating expenses, comprised of depreciation and amortization, loss on disposal of property and equipment and stock-based compensation.

In the nine months ended September 30, 2016 and 2015, we purchased approximately $851,000 and $137,000 respectively, of property and equipment, down payments on capital lease equipment.

Net cash provided by financing activities was the result of net proceeds of approximately $7.9 million from issuance of shares of our common stock and warrants during the nine months ended September 30, 2016.

Net cash used in financing activities of $40,000 during the nine months ended September 30, 2015 was the result of principal payments of $43,000 on a capital lease, offset by $3,000 related to non-controlling interest for Pronode Technologies AB, which is 51% majority owned by Neonode Technologies AB.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $2.2 million and $4.9 million and $1.4 million and $5.2 million for the three and nine months ended September 30, 2016 and 2015, respectively, and had an accumulated deficit of approximately $178.6 million and $173.7 million as of September 30, 2016 and December 31, 2015, respectively. In addition, the Company has used cash in operating activities of approximately $3.7 million and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively.

On August 17, 2016, we issued 5,027,352 shares of our common stock to employees and investors in connection with an equity financing transaction. Of this amount, $4.6 million was sold at a price of $1.00 per share to outside investors and an aggregate of $500,000 was sold at a price of $1.17 per share to Thomas Eriksson, Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode. Certain outside investors whose purchase of shares would make them the beneficial owners of more than 9.99% of Neonode’s outstanding common stock received pre-funded warrants in lieu of common stock. These 3,600,000 pre-funded warrants for outside investors were sold at $3.6 million. We raised approximately $8.7 million gross and received approximately $7.9 million in cash, net of direct offering costs including underwriting discounts and legal, audit and other regulatory costs of approximately $0.8 million.

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

We expect that our revenues will continue to increase, which will provide us with improved cash flows from operations for at least the next twelve months. We may have to explore alternative methods to conserve our cash position. Should we find it necessary to delay or scale back certain activities, our business, financial condition, and results of operations could be materially affected. While there is no assurance that the Company can meet its revenue targets, management anticipates that it can continue operations for at least the next twelve months.

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

Critical Accounting Policies

The following changes have been made to the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Investment in Joint Venture (“JV”)

We have invested $3,000, a 50% interest in Neoeye. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the condensed consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through September 30, 2016.

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

Revenue Recognition

Product Revenue:

Neonode will recognize revenue from the sale of products when all of the following conditions are met: (1) evidence existed of an arrangement with the customer, typically consisting of a purchase order or contract; (2) our product was delivered and the risk of loss passed to the customer; (3) we completed all of the necessary terms of the contract; (4) the amount of revenue to which we were entitled was fixed or determinable; and (5) we believed it was probable that we would be able to collect the amount due from the customer. To the extent that one or more of these conditions has not been satisfied, we defer recognition of revenue.

Until we are able to estimate returns, we will record deferred revenue upon invoicing and transfer of ownership of goods to our customers. We will record estimated commitments related to price protections, marketing development allowances and rebates as reductions to revenue. If those commitments cannot be reasonably and reliably estimated, we will defer revenue recognition until reliable estimates can be made.

Revenues from the sales of new products including AirBar will be stated separately from other types of revenue, and will be reported net of discounts, returns, and allowances.

Warranty Expense

We will record a warranty provision related to product sales, including AirBar, when amounts can be estimated, which will include an appropriate provision for return processing charges in compliance with the terms of our contracts with resellers.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2016, the Company’s inventory consists primarily of components that will be used in the manufacturing of our first sensor module, AirBar. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2016 amounted to approximately $76,000 and $193,000, respectively. Advertising costs for the three and nine months ended September 30, 2015 amounted to approximately $46,000 and $74,000, respectively. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar will impact our future operating results. Our consolidated net revenues for the nine months ended September 30, 2016 are denominated in U.S. Dollars and approximately 72% of our consolidated operating costs for the nine months ended September 30, 2016 are denominated in Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. We believe that, based upon our current operating plan, we may need additional financing along with our existing cash and cash provided by operations to meet our anticipated cash needs for at least the next twelve months. The additional financing may include equity investments, debt arrangements, and credit line facilities. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

Item 6. Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: November 9, 2016	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

