Form 10-K
period 2016-12-31
Neonode, Inc
filed 2017-03-15
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 1-35526

NEONODE INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-1517641
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the NASDAQ Stock Market, was $54,766,962.

The number of shares of the registrant’s common stock outstanding as of March 8, 2017 was 48,844,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

NEONODE INC.

2016 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our limited experience manufacturing hardware devices, the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our customer concentration and dependence on a limited number of customers, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Neonode Inc. (collectively with its subsidiaries, is referred to in this Annual Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops optical touch and gesture solutions for human interaction with devices. We offer our core technology under the brand name “zForce”.

In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 45 million devices that use our technology.

In 2016, we augmented our licensing business and started to manufacture sensor modules that incorporate our technology. We sell these standardized embedded sensors to OEMs and Tier 1 suppliers for use in their products. We also sell Neonode branded sensor products such as AirBar through distributors and directly to consumers.

Trademarks

We use Neonode, our logo, zForce, AirBar and other marks as trademarks. This Annual Report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

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

In 2008, we established a wholly owned subsidiary Neonode Technologies AB (Sweden) to develop and license touchscreen technology. In 2013, we established additional wholly owned subsidiaries: Neonode Japan Inc., (Japan); Neno User Interface Solutions AB (Sweden); NEON Technology Inc. (U.S.); and Neonode Americas Inc. (U.S.). In 2014, we established one additional wholly owned subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we established one additional wholly owned subsidiary: Neonode Taiwan Ltd (Taiwan). In 2015, we established a 51% majority owned consolidated subsidiary: Pronode Technologies AB (Sweden). In 2016, we entered into a joint venture: Neoeye AB (Sweden).

Strategy and Focus Areas

Our customers use touch and gesture enabling technology to grow their businesses, drive efficiencies, and gain competitive advantages. In this interactive world, cost effective and robust touch and gesture technology is a strategic asset and is increasingly distributed across an expanding number of products. We understand how touch and gesture features can help deliver the outcomes our customers want to achieve and our strategy is to deliver proven technology so our customers can bring products to market that provide an optimal user experience.

Over the past year, we added a new business unit to design, manufacture and sell embedded sensors to our business-to-business customers who integrate them into their products. We previously only offered licensed touch technology designs. An important piece of our new strategy has been the development of an automated manufacturing and production system that now is in full operation. Our ability to manufacture fully integrated sensor modules reduce our customers’ time to market while providing us a path to further growth.

Over the past year, we also have added a new business unit to design, manufacture and sell our own branded consumer electronics products. AirBar is our first consumer product.

Our goal is to continue to be a leader in touch technology while transitioning current licensing customers into our embedded sensors and expanding to new markets where touch and gesture interface provides a competitive advantage. We intend to continue innovating through the introduction of next-generation products that offer better price and performance and architectural advantages compared to our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships.

Business Model

We derive revenues through technology licensing and selling embedded sensors and consumer products. We operate in the business-to-business and business-to-consumer markets.

Licensing

As of December 31, 2016, we had forty-one technology license agreements with global OEMs and Tier 1 suppliers. Our licensing customer base is primarily in the automotive, printer, specialized tablet and e-reader markets. Sixteen of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate other customers will initiate product shipments throughout 2017 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

We also offer engineering consulting services to our licensing customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

In late 2016, we stopped entering into new license agreements with customers. However, we anticipate continuing to earn license fees from our current license customers. Our plan is to transition current customers with license agreements to purchase agreements using our sensor modules. This conversion process is expected to take several years.

Sensor Module

In 2015, we completed development on zForce AIR. This optical interactive touch and gesture enabling technology led to the development of a series of standardized sensors that provide our customers with an easy to install touch and gesture enabling solution in a senor hardware module.

During 2016, we invested in developing a new robotic manufacturing process designed specifically for zForce AIR module optical sensing technology and in the last quarter of 2016 we started mass production of our first sensor modules.  Industry specific standardized sensor modules using a common technology platform will allow us to enter and compete in numerous markets without being encumbered with the project specific custom design solutions of our licensing business.

We currently have signed development agreements with customers in the automotive market to embed our sensor modules in steering wheels and entry system products. We expect the integration of our sensor modules will continue to gain momentum as we expand our product offerings. Over time, we expect the majority of our revenue to be derived from the sale of sensor modules.

Consumer Products

In 2016, we developed our first consumer product, AirBar. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers. AirBar is powered by one of our sensor modules.

We produce the sensor modules for AirBar at our manufacturing facility in Sweden. Salutica Allied Solutions (“Salutica”) in Malaysia provides the final product assembly, packaging and distribution fulfillment for AirBar.

Our strategy has been to focus production of AirBar on Windows-based 15.6 inch display notebook PCs, which is the largest addressable market for non-touch computers. In the fourth quarter of 2016, we started mass production of the 15.6 inch version of AirBar and began initial shipments to customers in the United States and Europe. We also are rolling out AirBar versions for 13.3 inch and 14 inch Windows-based notebook PCs and a version for the 13.3 inch Apple MacBook Air. Our plan is to continue to expand our AirBar portfolio to include additional sizes and devices.

Markets

Automotive

The automobile is the latest frontier using interactive and sensing technology to interact with the driver, passengers and other vehicles. The market for sensing technology is growing every year as vehicles become more complex and display sizes become larger and curved. Touch and gesture interface and sensing applications are becoming standard equipment in all vehicles.

In 2016, our fourteen automotive OEM customers had a total of thirty-six automobile models using our touch technology in their infotainment systems. The majority of these automobiles are sold in China and include SUVs (Boojun 560 and Haval H6) and two top-selling sedans (Chevrolet Cruze and Buick Excelle). In the fourth quarter of 2014, Volvo launched their new XC90 incorporating a 9.7 inch display using our touch technology. Our touch technology is also deployed in Volvo models launched in 2016, the S90 and V90. The Volvo V90 Cross Country launched in early 2017 is also equipped with our touch technology. The Volvo XC90 and S90 infotainment systems have received awards citing properties such as responsiveness and gloved operation.

We believe that our new sensor modules are positioned to make further inroads in the global automotive market by offering simple and easy integration and ultimately providing brighter, more readable displays, with a full operating temperature range that are easily usable while wearing gloves.

We are currently actively engaged with automotive OEM and Tier 1 suppliers to the automotive market in the development of the following:

●	Our zForce DRIVE sensor technology enables high fidelity detection of hands and fingers positions on the steering wheel. This helps create a safer and more natural interaction with the automobile’s systems and the driver’s smart phone to decrease driver distraction. In 2015, we entered into an agreement with Autoliv Development AB, a leading supplier of safety products for the automotive industry, to explore and industrialize our zForce technology for the steering wheel. Self and assisted driving cars with zForce DRIVE sensors have been publicly displayed at CES 2016 and 2017.
●	Our zForce AIR technology is being deployed in door handles and other exterior parts of the automobile to enable keyless entry and automation of door functions.

In June 2016, we entered into a joint venture with a Swedish based eye-tracking company SMART EYE AB. By combining our technologies, we plan to bring multi-chip modules to the market for the consumer and automotive markets.

Consumer Electronics

Printers and Office Equipment

Photo printers and printers combining printer/scanner/fax functions typically require feature-rich menus and settings to deliver an optimal user experience, and printer OEMs are increasingly replacing mechanical buttons and old style basic resistive touch displays with higher performance touch interactive displays. We have signed license agreements with five of the leading global printers and office equipment OEMs including Hewlett Packard (“HP”) and Samsung. HP started shipping the first consumer printer with our touch technology integrated in early 2014 and today many of their printer models with interactive displays are using our technology. Samsung and other major customers started shipping printers with our technology in late 2016 and in the first quarter 2017. During 2016, our customers shipped 8.8 million printers. HP has cumulatively shipped over 16 million printers using our touch technology since their first models started shipping in mid-2014.

Over the next few years, we expect our printer customers to transition from licensing our touch technology to purchasing and embedding our new sensor modules as new printers are designed and deployed.

E-Readers and Tablets

Our touch technology is widely used in e-readers. Since 2011, over 26 million e-readers and tablets have been shipped containing our touch technology by customers such as Amazon, Kobo, Deutsche Telekom, Barnes & Noble and Sony. During 2016, our customers shipped more than 2.7 million e-readers and tablets.

In 2016, we began working with e-reader customers on a new generation low cost touch sensor using our zForce AIR technology. In the first quarter of 2017, we received our first order for sensor modules to be embedded in a larger form factor e-reader that is expected to begin production mid-2017.

AirBar

Our first branded consumer product using our sensor modules is AirBar. AirBar is a plug and play USB connected touch sensor for Windows 8 and Windows 10 notebooks and currently supports 13.3, 14 and 15.6 inch displays. AirBar can also be used with certain Chromebooks. At CES in January 2016, we announced AirBar for 13.3 inch display MacBook Air.

In 2016, we signed distribution agreements with Ingram Micro, the world’s largest technology distribution company to provide inventory and logistical management for our consumer products. Our agreements cover distribution of our consumer products in the United States, Europe, Asia, and India. Ingram Micro provides inventory and fulfillment services for many of the largest global web-based and brick and mortar technology retailers. End-customers can buy AirBar from Amazon.com, Amazon in China, India, Mexico, Canada, Germany and the UK, Best Buy, NewEgg, and Walmart.

In the second quarter of 2017, we anticipate expanding the availability of AirBar with direct shipments to Ingram Micro in India to provide service to Flipkart.com and Amazon in India. Dell.com has informed us that it intends to start offering AirBar through its web stores in the United States before expanding to its web stores in Europe and India. We also expect begin shipments to JD.com in China.

We plan to implement a marketing plan to increase awareness and building the AirBar brand beginning in the second quarter of 2017.

Product Backlog

Our AirBar product backlog at March 10, 2017 was approximately $356,000. The product backlog includes orders confirmed for products planned to be shipped within 90 days to Ingram Micro. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be canceled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Distribution, Sales and Marketing

Licensing

In our licensing business, we consider OEMs and Tier 1 suppliers to be our primary customers. OEMs and Tier 1 suppliers determine the design requirements and make the overall decision regarding the use of our user interface and touch technology in their products. The use and pricing of our user interface and touch technology are governed by a technology licensing agreement.

Our licensing agreements historically resulted from sales efforts by our senior management, design engineers, and sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process. We stopped marketing and sales of licensing agreements in late 2016.

Sensor Modules and Consumer Products

In our sensor module business, we consider OEMs and Tier 1 suppliers to be our primary customers. Our customers purchase a standardized sensor module that comes in different sizes with different interfaces. We produce the sensor modules in Sweden by our majority owned subsidiary, Pronode, in an automated manufacturing process. The sales of our sensors are governed by a product purchase agreement.

In our consumer products business, we manufacture the sensors for AirBar in Sweden by Pronode and the final assembly, packaging and distribution fulfillment is performed by Salutica. From the Salutica facility, AirBar is shipped to distributors such as Ingram Micro in various global locations. Our sales channel is primarily with key web retailers in each of our global markets such as Amazon.com, Amazon in China, India, Mexico, Canada, Germany and the UK, Best Buy, NewEgg, and Walmart.

Our sales force and marketing operations are managed out of our office in Stockholm, Sweden. Our current sales force is comprised of sales offices located in the United States, Sweden, South Korea, Australia, Japan and Taiwan.

Our sales are normally negotiated and executed in U.S. Dollars.

Customers

As of December 31, 2016, we have entered into forty-one technology license agreements compared to forty and thirty-five license agreements as of December 31, 2015 and 2014, respectively. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, automotive consoles and GPS devices.

In the fourth quarter of 2016, we began selling our new sensor modules to new customers while starting the process to convert our existing license customer to sensor modules.

In the initial rollout during the fourth quarter of 2016, we shipped approximately 9,000 AirBar units.

Our customers are primarily located in the United States, Europe and Asia.

As of December 31, 2016, three customers represented approximately 59% of our consolidated accounts receivable.

As of December 31, 2015, three customers represented approximately 78% of our consolidated accounts receivable.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2016 are as follows.

●	Hewlett-Packard Company – 38%
●	Amazon – 11%
●	Autoliv – 11%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2015 are as follows.

●	Hewlett-Packard Company – 25%
●	Autoliv – 21%
●	Amazon – 14%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2014 are as follows.

●	Hewlett-Packard Company – 24%
●	KOBO Inc. – 10%
●	Leap Frog Enterprises Inc. – 11%
●	Sony Corporation – 10%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2016	2015	2014
Automotive	36%	33%	23%
Consumer Electronics	63%	67%	77%
AirBar	1%	-	-
Total	100%	100%	100%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2016	2015	2014
U.S.	57%	56%	60%
Sweden	11%	21%	1%
Japan	7%	8%	11%
China	13%	5%	11%
Germany	8%	4%	-
Taiwan	2%	3%	8%
South Korea	1%	1%	4%
Italy	-	-%	3%
Other	1%	2%	2%
Total	100%	100%	100%

The following table presents our total assets by geographic region for the years ended December 31 (in thousands):

	2016	2015	2014
U.S.	$4,216	$4,341	$7,314
Sweden	5,369	1,308	1,231
Asia	118	278	57
Total	$9,703	$5,927	$8,602

Touch Technologies

Background

There are various technologies for touch and gesture sensing technology available in the market with differing profiles such as feature sets, power consumption, level of maturity, and cost:

●	Optical sensing technology uses light beams that reflected by an object to detect input.
●	Capacitive touch sensors typically use one or several layers of transparent conductive material applied to the inner structure of the LCD or on a glass or plastic layer in front on the LCD to sense activation.
●	Resistive touch sensors use conductive and resistive layers separated by thin space to sense activation.
●	Acoustic pulse recognition sensors use piezoelectric transducers located at positions of a surface to alter the mechanical energy of a touch vibration into an electronic signal.
●	Surface acoustic wave touch sensors use ultrasonic waves that pass over the screen for activation.

Capacitive and Resistive Technology

The two dominant types of touch technologies available are capacitive and resistive. A capacitive sensor reacts to a conductive object by sensing the difference in capacitance between two areas on the sensor surface or between the finger and the ground. Capacitive touch sensors are suitable if the user has unimpeded contact between the finger and the screen. A resistive touch sensor is pressure-sensitive. Resistive touch sensors are suitable for detailed work and for selection of particular spot on a screen. Resistive technology is not suitable for sweeping gestures or motion, such as zooming in and out.

Optical Sensing Technology

Our optical technology works by projecting laser beams across a surface, through the air or any other detection area without any need for an extra physical layer to be added. It can be activated by using any object such as fingers, passive pens or thick gloves. Our optical sensing technology also can be designed for waterproof applications and can provide sensing functionality when fully submerged.

We believe our optical sensing technology has a number of key advantages over other touch sensing technologies:

●	It does not require additional layers that may dilute the image quality of the display or cause unwanted reflections and glare making reading the display difficult.
●	It is more responsive than capacitive sensing technology and, as a result, is quicker and less prone to misread.
●	It requires no downward pressure on the activation surface in order to select or move items.
●	It is cost-efficient due to the lower cost of materials and simple and high yield manufacturing process.
●	It enables multiple methods of input, such as continuous tracking of multiple fingers, taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the touch surface.
●	It works in all environments and does not require any special properties from the object used.

Competition

The market for touch technology is intensely competitive and characterized by rapidly changing technology, evolving standards and new product releases by our competitors.

We believe that implementation of resistive touch technologies in consumer devices is declining because of limitations in sweep gestures, limitations on industrial design, and the negative impact on screen clarity due to film overlays.

Neonode is one of few companies that offer optical sensing technology in high volume. Our major competition are companies offering projected capacitive (“PCAP”) technologies. PCAP is a prevalent standard in mobiles and tablets offering finger based touch and industrial design flexibility. PCAP has many suppliers competing to offer the same solution with price being a major differentiation point. OEMs regularly change PCAP suppliers in order to maintain the best pricing.

Our competitors, and the interface technology we believe they offer, include the following:

Company	Technology
Synaptics	Capacitive; In-cell
Cypress	Capacitive; In-cell
Tyco Electronics	Capacitive; Resistive; Surface acoustic wave
Touch International	Resistive; Capacitive

We believe that the only current competitor to our AirBar product for PC notebooks is PCAP touch solution embedded during the initial OEM manufacturing process. We do not believe that there are any competitors currently capable of adding plug and play touch screen functions comparable to AirBar for non-touch Windows 8 and Windows 10 notebooks.

Controller Chips

Our licensing customers must use our Application Specific Integrated Circuit (“ASIC”) controllers designed specifically for our optical sensing technology. Our sensor modules also utilize ASIC controller chips.

The NN1001, the first generation controller ASIC, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on February 4, 2011 and effective as of January 24, 2010. The NN1001 began shipping to our licensing customers in 2012.

The NN1002, the second generation controller ASIC, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on April 25, 2013 effective December 6, 2012. The NN1002 began shipping to our licensing customers in 2015.

The NN1003 is the third generation controller ASIC and was developed by ST Microelectronics. The NN1003 is designed for high speed sensing applications. The NN1003 began shipping in 2016 and is powering the sensor used in AirBar.

The NN1001, NN1002, and NN1003 controllers offer numerous design advantages:

●	The NN1001 and NN1002 have scanning speeds of 1000 Hz (latency down to 1ms).
●	The NN1002 supports advanced power management and enables touch detection even when the device is in sleep or off mode.
●	The NN1002 consumes less than 1mW at 100Hz.
●	The NN1002 and NN1003 can be synchronized to touch enable larger areas by using multiple chips.
●	The NN1002 and NN1003 support simultaneous scanning leading to higher speeds and reduced power consumption.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2016 is set forth in the following table:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States	52	22
Europe	8	8
Japan	15	2
China	9	4
South Korea	10	2
Canada	10	1
Australia	17	0
Singapore	15	2
Patent Convention Treaty	Not Applicable	3
Total:	136	44

Our patents cover six main categories: user interfaces, optics, controller integrated circuits, drivers, mechanics and applications. The following table groups our patents into these six categories:

Patents	User Interface	Optics	ASICs	Drivers	Mechanical	Applications	Total
Issued	24	55	6	12	5	34	136
Pending	9	19	1	3	1	11	44
Total	33	74	7	15	6	45	180

Our user interface software may also be protected by copyright laws in most countries, including Sweden and the European Union, which do not grant patent protection for the software itself, if the software is deemed new and original. Protection can be claimed from the date of creation.

In 2016, we abandoned certain pending patent applications that were no longer in the our product plans, thus reducing the overall number of patents pending compared to 2015.

We also protect and promote our brand by registering trademarks in key markets around the world. These marks include: Neonode (21 registrations), the Neonode logo (12 registrations), zForce (7 registrations), AlwaysON (4 registrations) and Multisensing (4 registrations), as well as pending trademark applications for the marks zForce AIR, zForce DRIVE, AirBar and the AirBar logo.

Research and Development

In fiscal years 2016, 2015 and 2014, we spent $7.1 million, $6.3 million and $7.4 million, respectively, on research and development activities. Our research and development is predominantly in-house, but is also may be taken in collaboration with external partners and specialists.

Employees

On December 31, 2016, we had forty-three employees and six part-time or full-time consultants. There were a total of eight employees in our general and administrative group, six in our sales and marketing group, twenty-five in our engineering group, and four in our production group. We have employees located in the United States, Sweden, Israel, Australia, Japan, Korea and Taiwan. None of our employees are represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

Our website is www.neonode.com. Through our website, we make available free of charge all of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as well as Form 3, Form 4, and Form 5 reports for our directors, officers, and principal stockholders, together with amendments to those reports filed or furnished pursuant to Sections 13(a), 15(d), or 16 under the Exchange Act. These reports are available as soon as reasonably practicable after their electronic filing or furnishing with the SEC. Our website also includes corporate governance information, such as our Code of Business Conduct (including a Code of Ethics for the Chief Executive Officer and Senior Financial Officers) and our Board of Directors’ Committee Charters. We are not including the information contained on our website as part of, nor incorporating it by reference into, this Annual Report.

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

Our business model in recent years has focused solely on licensing our touch technology. In 2016, we began to transition away from licensing toward manufacturing sensor touch modules including AirBar. There is no assurance that this entry into hardware will result in market acceptance or meaningful revenues. The success of our sensor modules will depend on customer response and our management’s ability to execute on a new business offering. Our ability to manufacture sensor modules is subject to numerous risks, including:

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

These risks are likely to be exacerbated by our limited experience with the manufacturing processes. As demand for our products increases, we will have to invest additional resources to purchase components, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

We are dependent on a limited number of customers.

Our license revenues for the year ended December 31, 2016 were earned from sixteen OEM and Tier 1 customers. We also earned AirBar revenues from one distributor, Ingram Micro and direct sales through our web site www.air.bar. We earned NRE from ten customers for the year ended December 31, 2016. During the year ended December 31, 2016, three customers represented approximately 60% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. In addition, our customer composition may change as we transition from licensing our technology to selling our technology in embedded sensors. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We are dependent on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We historically generated revenue through technology licensing agreements with companies which must be successful in designing, manufacturing and selling their products that incorporate our touch technology. The majority of our license fees earned in 2016 were from customer shipments of printer products. The majority of our license fees earned in 2015 and 2014 were from customer shipments of e-reader and tablet products. Although we are transitioning to a business model of selling sensors, we expect to continue to receive licensing revenue from current customers who have products in their development cycle. If our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

The length of a customer’s product development and release cycle depends on many factors outside of our control and could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. Our customers often undertake significant evaluation and design in the qualification of our products, which contributes to a lengthy product release cycle. The typical product development and release cycle is six to thirty-six months. The development and release cycle may be longer in some cases, particularly for automotive vehicle products. There is no assurance that a customer will adopt our technology after the evaluation or design phase. The lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

We and our license customers rely upon component suppliers to sell products containing our technology.

Under our licensing model, OEMs and Tier 1 suppliers manufacture or contract to manufacture controller chips containing our touch technology. As an alternative to sourcing controller chips on their own, our customers may opt to use customized optical controller chips developed in collaboration with Texas Instruments or ST Microelectronics designed specifically for our technology. As part of their product development process, our customers must qualify the chip components used in our products. Under our sensor model, we use controller chips supplied by ST Microelectronics or Texas Instruments in our module products. If the controller chips provided by Texas Instruments, ST Microelectronics or another supplier experience quality control problems, our technology may be disqualified by one or more of our customers and our supply chain may be disrupted. The dependence on third parties to supply controller chips with our touch technology exposes us to a number of risks including their inability to obtain an adequate supply of components, the failure to meet our customer requirements, or their failure to remain in business or adjust to market conditions. If we and our customers are unable to obtain controller chips with our touch technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. Our ability to continue as a going concern is dependent on our ability to implement our business plan. If our operations do not become cash flow positive, we may be forced to seek sources of capital to continue operations. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

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

Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition. We anticipate that expansion of our organization will be required to address internal growth to handle licensing and research activities. This expansion may place a significant strain on management, operational, and financial resources. To manage our expected growth, we must both improve our existing operational and financial systems, procedures, and controls, and implement new systems, procedures, and controls. Management may be unable to hire, train, retain, motivate, and manage the necessary personnel, or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won and Taiwan Dollars. For the year ended December 31, 2016, our revenues from North America, Asia, and Europe were 57%, 24%, and 19% respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

If we are unable to detect material weaknesses in our internal control, our financial reporting and our Company may be adversely affected.

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

In August 2016, we sold 5,027,352 shares of common stock and 3,600,000 pre-funded warrants to institutional and accredited investors including 427,352 shares sold to the chief executive officer and a senior vice president of our company. We also issued warrants to purchase up to 4,313,676 shares of our common stock at an exercise price of $1.12 per share. The warrants are exercisable until February 17, 2022. None of the warrants have been exercised as of March 10, 2017. Sales of a substantial number of shares of our common stock in the public market by insiders or large stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

We lease office space located at 2880 Zanker Road, San Jose, California. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $400,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2017. The lease can be extended on a yearly basis.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB, leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $88,000 per year. The lease is valid through December 9, 2017.

Our subsidiary Neonode Japan K.K. leases office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The annual payment for this space equates to approximately $24,000 per year. The lease can be terminated with one month’s notice.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. The annual payment for this space equates to approximately $8,000 per year. We can terminate the lease with 2 months written notice.

Our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The annual payment for this space equates to approximately $13,000 per year. The lease is renewed every three months unless termination is notified.

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

	Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2016
High	$2.68	$2.17	$1.67	$2.19
Low	$1.99	$1.39	$1.04	$0.96
Fiscal 2015
High	$3.50	$4.83	$3.44	$2.92
Low	$2.22	$2.89	$2.21	$2.05

Holders

As of March 1, 2017, there were approximately 224 stockholders of record of our common stock. We estimate that there are significantly more stockholder whose shares were held in “street name” by brokers and other institutions on behalf of stockholders of record.

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

Stock Performance Graph

The graph below compares the five year cumulative total shareholder return on our common stock with the cumulative total returns of the Russell MicroCap index and the S&P Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

	12/11	12/12	12/13	12/14	12/15	12/16

Neonode Inc.	100.00	102.32	133.05	71.16	53.26	38.74
Russell MicroCap	100.00	119.75	174.37	180.73	171.41	206.32
S&P Information Technology	100.00	114.82	147.47	177.13	187.63	213.61

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

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Financial Results:
Total revenues	$10,213	$11,115	$4,740	$3,717	$7,137
Net loss attributable to Neonode Inc.	(5,291)	(7,820)	(14,234)	(13,080)	(9,287)
Per Share:
Basic and diluted loss per share	$(0.12)	$(0.19)	(0.36)	$(0.37)	$(0.28)
Weighted average number of shares outstanding	45,690	41,202	39,532	35,266	33,003
Financial Position:
Total assets	$9,703	$5,927	$8,602	$11,471	$12,168
Total liabilities	5,568	4,094	5,332	5,123	4,068

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

Overview

Neonode Inc. develops user interface and optical interactive touch and gesture solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. In 2010 we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 45 million devices that use our technology.

In 2016, we augmented our licensing business and started to manufacture sensor modules that incorporate our technology. We sell these standardized embedded sensors to OEMs and Tier 1 suppliers for use in their products. We also sell Neonode branded products, such as AirBar, through distributors and directly to consumers. AirBar is a consumer hardware device that connects through a USB port to enable touch functionality for non-touch notebooks.

As of December 31, 2016, we had forty-one technology license agreements with global OEMs and Tier 1 suppliers. This compares with forty and thirty-five technology license agreements as of December 31, 2015 and 2014, respectively. During the year ended December 31, 2016, we had sixteen customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2016, 2015 and 2014 were from customer shipments of printers, automobiles and e-readers. As of December 31, 2016, our license customers in the automotive and printer markets have not released all the products that are currently in development and that are planned to go into production and market release over the next 12 to 24 months. We anticipate that our license fees will continue to increase during 2017 and 2018 as our current license customers initiate product shipments.

In late 2016, we stopped entering into new license agreements. However, we anticipate continuing to earn license fees from our existing license customers. Our plan is to transition current customers with license agreements to purchase agreements using our sensor modules. This conversion process is expected to take several years.

We intend to continue expanding our sensor module product offerings in 2017, including new sensors for delivery to the automotive and consumer markets in 2017. We expect that over time the sales of sensors modules will constitute the majority of our revenue.

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

The consolidated balance sheets at December 31, 2016 and 2015 and the consolidated statements of operations, comprehensive loss and cash flows for the years then ended include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

In June 2016, we entered into a Joint Venture (“JV”) with a Swedish based eye-tracking company SMART EYE AB. By combining our technologies, we plan to bring multi-chip modules to the market for the consumer and automotive markets that provide new opportunities for interaction with cars and devices. The name of this JV is Neoeye AB (“Neoeye”).

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

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the consolidated financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, provisions for uncollectible receivables and sales returns, warranty liabilities, the achievement of substantive milestones and vendor-specific objective evidence (“VSOE”) of fair value for purposes of revenue recognition (or deferral of revenue), net realizable value of inventory, recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets and the fair value of options and warrants issued for stock-based compensation.

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

Explicit return rights are not offered to customers. There were no returns associated with license agreements through December 31, 2016.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the years ended December 31, 2015, $165,000 was recorded as cost of sales due to expected losses related to two SOW projects. In the years ended December 31, 2016 and 2014, no losses were recorded as cost of sales due to expected losses on SOW projects.

Optical Sensor Modules Revenues:

We derive revenue from the sales of sensor modules hardware products sold directly to our OEM and Tier 1 customers who embed our hardware into their products and from sales of branded consumer products that incorporate our sensor modules sold to distributors or directly to end users. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We enter into sales agreements that generally provide customers with limited rights of return and warranty provisions. U.S. GAAP allows companies to make reasonable aggregations and approximations of returns data with regard to returns. Our returns and warranty experience to date has enabled us to make reasonable returns estimates, which are further supported by the fact that our product sales involve homogenous transactions.

Revenue is recognized when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. Contracts, commercial agreements, and customer purchase orders are generally used to determine the existence of an arrangement.
●	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.
●	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.
●	Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. As our business and offerings are expected to evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices.

We make sales to distributors and revenue from distributors is recognized based on a sell-through basis using sales and inventory information provided by these distributors. Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and are included in deferred revenues in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred revenues as sales and cost of sales. Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of December 31, 2016 was $0.1 million and was recorded as a reduction of our revenue and increase of deferred revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Twelve Months Ended
	December 31, 2016	December 31, 2015
Balance at beginning of period	$-	$-
Provisions for warranty issued	11	-
Balance at end of period	$11	$-

We accrue for warranty costs as part of its cost of sales of sensor modules based on estimated costs. Our products are generally covered by a warranty for a period of 12 to 24 months from the customer receipt of the product.

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

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2016, our inventory consists primarily of components that will be used in the manufacturing of our first sensor module, AirBar. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Investment in Joint Venture

We invested $3,000, a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. We are not required to guarantee any obligations of the JV. There have been no operations of Neoeye through December 31, 2016.

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

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of December 31, 2016. Costs capitalized in projects in process were $158,000 as of December 31, 2015.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Equipment purchased under a capital lease is depreciated over the term of the lease, if that lease term is shorter than the estimated useful life.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2016, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

Noncontrolling Interests

We recognize noncontrolling interests as equity in the consolidated financial statements separate from the parent company’s equity. Noncontrolling interests’ partners have less than 50% share of voting rights at any one of the subsidiary level companies. The amount of net income (loss) attributable to noncontrolling interests is included in consolidated net income (loss) on the face of the consolidated statements of operations. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. We recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.

We provide either in the consolidated statement of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

(1)	Net income or loss
(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners.
(3)	Each component of other comprehensive income or loss

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $74,000, $62,000 and ($37,000) during the years ended December 31, 2016, 2015 and 2014, respectively. Foreign currency translation gains or (losses) were ($217,000), ($103,000) and $138,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2016, 2015 and 2014. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2016, 2015 and 2014 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2016	2015	2014
Swedish Krona	8.55	8.43	6.86
Japanese Yen	108.75	121.03	105.84
South Korean Won	1,157.14	1,130.22	1,050.63
Taiwan Dollar	32.22	31.73	-

Exchange rate for the consolidated balance sheets was as follows:

	Years ended December 31,
	2016	2015
Swedish Krona	9.07	8.42
Japanese Yen	116.97	120.36
South Korean Won	1,205.11	1,174.67
Taiwan Dollar	32.28	32.84

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2016 and 2015, we have $1.8 million and $1.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from four and two customers, respectively. We defer AirBar revenues until distributors sell the AirBar to their end customers. As of December 31, 2016, we had $0.1 million of deferred revenue from our AirBar sales. As of December 31, 2015, there was no deferred revenue from AirBar sales. As of December 31, 2016 there were no deferred engineering development fees and a total of $0.4 million of deferred engineering development fee from one customer as of December 31, 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods ending after December 15, 2016 and early application is permitted. We adopted this pronouncement effective December 31, 2016 and have included disclosure in Note 1 to our consolidated financial statements based upon ASU No. 2014-15.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update more closely align the measurement of inventory in accounting principles generally accepted in the United States of America with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. We adopted the provisions of ASU 2015-11 effective September 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. We elected not to early adopt ASU 2015-17 and are evaluating the effect of the adoption of this ASU to our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We have not yet selected a transition method and are currently assessing the impact of adoption of ASU No. 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for years beginning after December 15, 2016. We are currently evaluating the impact of this ASU to our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently evaluating the impact of this ASU to our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements.

Results of Operations

We develop user interface and optical interactive touch and gesture solutions. Since 2010, under our licensing agreements, OEMs and Tier 1 suppliers have sold approximately 45 million devices that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized sensor modules that incorporate our technology.

A summary of our financial results is as follows (in thousands, except percentages):

	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Revenue:
License Fees	$8,350	$7,045	$3,156	$1,305	18.5%	$3,889	123.2%
Percentage of revenue	81.8%	63.4%	66.6%
Sensor Modules	$149	$-	$-	$149	-	-	-
Percentage of revenue	1.5%	-	-
NRE	$1,714	$4,070	$1,584	$(2,356)	(57.9)%	$2,486	156.9%
Percentage of revenue	16.8%	36.6%	33.4%
Total Revenue	$10,213	$11,115	$4,740	$(902)	(8.1)%	$6,375	134.5%

Cost of Sales:
Sensor Modules	$54	$-	$-	$54	-	-	-
Percentage of revenue	0.5%	-	-
NRE	$1,284	$3,780	$1,509	$(2,496)	(66.0)%	$2,271	150.5%
Percentage of revenue	12.6%	34.0%	31.8%
Total Cost of Sales	$1,338	$3,780	$1,509	$(2,442)	(64.6)%	$2,271	150.5%

Total Gross Margin	$8,875	$7,335	$3,231	$1,540	21.0%	$4,104	127.0%

Operating Expense:
Research and development	$7,069	$6,279	$7,373	$790	12.6%	$(1,094)	(14.8)%
Percentage of revenue	69.2%	56.5%	155.5%
Sales and marketing	2,857	3,753	3,250	(896)	(23.9)%	503	15.5%
Percentage of revenue	28.0%	33.8%	68.6%
General and administrative	4,093	4,999	6,799	(906)	(18.1)%	(1,800)	(26.5)%
Percentage of revenue	40.1%	45.0%	143.4%
Total Operating Expenses	$14,019	$15,031	$17,422	$(1,012)	(6.7)%	$(2,391)	(13.7)%
Percentage of revenue	137.3%	135.2%	367.6%

Operating Loss	$(5,144)	$(7,696)	$(14,191)	$(2,552)	(33.2)%	$(6,495)	(45.8)%
Percentage of revenue	50.4%	69.2%	299.4%
Other Expenses	(138)	(46)	(30)	(92)	200.0%	16	53.3%
Percentage of revenue	1.4%	0.4%	0.6%
Net Loss	(5,291)	(7,820)	(14,234)	(2,529)	(32.3)%	(6,414)	(45.1)%
Percentage of revenue	51.8%	70.4%	300.3%
Net Loss per share	$(0.12)	$(0.19)	$(0.36)	$(0.07)	(36.8)%	$(0.17)	(47.2)%
Percentage of revenue	0.0%	0.0%	0.0%

Revenues

All of our sales for the years ended December 31, 2016, 2015 and 2014 were to customers located in the United States, Europe and Asia

The following table presents revenues by market for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016
	Amount	Percentage
Revenues from Automotive	$3,673	36%
Revenue from Consumer Electronics	6,391	63%
Revenues from AirBar	149	1%
Total	$10,213	100%

	2015
	Amount	Percentage
Revenues from Automotive	$3,635	33%
Revenues from Consumer Electronics	7,480	67%
Revenues from AirBar	-	-
Total	$11,115	100%

	2014
	Amount	Percentage
Revenues from Automotive	$1,052	22%
Revenues from Consumer Electronics	3,688	78%
Revenues from AirBar	-	-%
Total	$4,740	100%

We historically have licensed our technology to OEMs and Tier 1 suppliers who embed it in their products based upon our custom designs and we charge these customers a non-recurring fee to offset our engineering costs. In 2016, we added sales of sensor modules and consumer products to our business model. Our new sensor modules allow our customers to plug the module directly into their touch console or other device and forgo the complex design and manufacturing phase associated with our licensing model. We now earn revenue from a combination of licensing plus selling our sensor modules and consumer products.

We have focused on maintaining our current licensing customers and finalizing their designs for new products expected to be released over the coming 18 months. We also made investments finalizing the design of selected sensor modules and setting-up our fully automated manufacturing facility in Sweden.

We expect to continue to earn license fees in future years and anticipate these fees increasing in 2017 and into 2018 as customers release new products that embed our technology under a license agreement. We plan to convert our license customer to purchasing and embedding our sensor modules. License fees were the majority of our total revenue in the past three years and increased 18.5% in 2016 as compared to 2015 primarily due to a 64% increase in license fees earned from our printer customers and a 126% increase in license fees earned from our automotive customers which was partially offset by a 49% decrease in license fees earned from our e-reader customers. License fees increased 123% in 2015 as compared to 2014 primarily due to a 165% increase in license fees earned from our printer customers, 2,574% increase in license fees earned from our automotive customers and a 67% increase in license fees earned from our e-reader customers.

As of December 31, 2016, we had forty-one technology license agreements with global OEMs and Tier 1 suppliers. This compares with forty and thirty-five technology license agreements with global OEMs and Tier 1 suppliers as of December 31, 2015 and 2014, respectively. Sixteen of our customers are currently shipping products and we anticipate others will initiate product shipments as they complete their final product development and manufacturing cycle throughout 2017 and onwards.

In 2016, we started mass manufacturing and shipping our first branded consumer product using our sensor module, AirBar, in the United States and Europe. We have sales and distribution agreements with Ingram Micro for targeted markets. We expect sales to continue to increase in 2017 by growing our market share combined with expansion to new markets, primarily India and Asia. We also expect to release additional sizes of AirBar for PC and expand AirBar offering to certain Apple notebooks in early 2017. This is a new business for us and we may experience difficulties meeting our expectations due to manufacturing yields or through put, supply chain or component issues or lack of expected sales.

In 2015, we entered into a joint development and cooperation agreement, with Autoliv to develop a new HMI sensing product for vehicle steering wheel applications. As part of the agreement, we licensed our zForce DRIVE technology to Autoliv. The agreement required that Autoliv pay us an initial $1.5 million and an additional $1.5 million in three staggered payments subject to and after achievement of project milestones during a twelve-month period. The initial payment of $1.5 million was initially recorded as deferred revenue and was amortized to revenue during the twelve-month development period. The additional $1.5 million was recognized as revenue as project milestones were completed. As of December 31, 2016, all payments related to completion of project milestones have been recognized as revenue.

Non-recurring engineering fees (“NRE”) decreased 58% in 2016 as compared to 2015 due to a decline of new license customers and related NRE design projects. In 2016, 79% of our total NRE fees were earned from automotive project including the last milestone of the original Autoliv steering wheel project. The steering wheel project and others continue with our automotive customers. NRE fees increased 157% in 2015 as compared to 2014 primarily due to a 208% increase in NRE fees earned from automotive customers primarily Autoliv related to development of our interactive steering wheel plus a 349% increase in NRE related to number new printer development projects for our printer customers. We expect to earn minimal NRE fees in 2017 and future years.

Gross Margin

Our combined total gross margin was 87% in 2016 compared to 66% in 2015. The increase in total gross margin in 2016 as compared to 2015 is primarily due to license fees with a 100% gross margin are a higher percentage of our total revenue in 2016 compared to 2015. In 2016, license fees accounted for 82% of total revenue compared to 63% in 2015. NRE projects had a 25% gross margin in 2016 compared to 7% in 2015. Our cost of revenues for 2015 also included a one-time write-off of $1.2 million related to cost to develop our zForce PLUS platform as we now use zForce AIR in current and future development. The gross margin is 66% in 2015 compared to 68% in 2014. The slight decrease in total gross margin in 2015 as compared to 2014 is primarily due to license fees are a higher percentage of our total revenue in 2014 compared to 2015. In 2014, license fees accounted for 67% of total revenue compared to 63% in 2015. NRE projects had a 5% gross margin in 2014. We began selling AirBar late in 2016 with gross margin of 64%. We expect gross margin for AirBar to range from 40% to 50% over time.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contract and cost of goods sold for AirBar includes fully burdened manufacturing, outsourced final assembly and component costs.

Research and Development

Product research and development (“R&D”) expenses for 2016 were 69% of total revenue compared to 57% in 2015 and 156% in 2014. R&D in 2016 increased 13% over 2015. Included in the research and development expense for 2016 are investments of $1.1 million of pre-production manufacturing start-up costs and non-recurring expenses of approximately $0.8 million related to final development of the NN1003 ASIC. In addition, the increase is partially related to shifting our engineering resources from customized licensing customer projects under NRE contract to sensor development projects and expensed as incurred. The decrease in 2015 compared to 2014 is primarily related to significantly lower revenue in 2014 compared 2015 compared to the total R&D costs that included a number of high costs consultants. We expect to increase our R&D resources as we gain traction with our sensor modules.

Prior to 2015, we outsourced all the prototype manufacturing process at a higher cost. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses for 2016 were 28% of total revenue compared to 34% in 2015 and 69% in 2014. Sales and marketing expenses in 2016 decreased 24% over 2015. The decrease is primarily related to decrease in salaries related to a reduction in headcount and a reduction in stock option expense. We had 6 employees and consultants in our sales and marketing department in 2016 compared to 8 employees in 2015 and 7 employees in 2014. Sales and marketing expenses in 2015 increased 16% over 2014. The increase in 2015 compared to 2014 is primarily related to and slight increase in employee expenses related to separation costs for terminated employees. We expect to increase our sales and marketing employee headcount, product marketing expense and travel expenses as we gain traction with our sensor module hardware. Included in sales and marketing expenses is approximately $150,000 of non-cash stock expense for the year ended December 31, 2016 compared to approximately $296,000 and $353,000 for the same periods in 2015 and 2014, respectively.

Our sales activities focus on OEM customers who will embed our touch sensor modules into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers. We also sell and market our Neonode branded sensor products to customers directly and through distribution partners. We expect to expand our sales and marketing activities in 2017 and future years to capture market share in our target markets.

General and Administrative

General and administrative (“G&A”) expenses were 40% of revenue in 2016 compared to 45% in 2015 and 143% in 2014. Total G&A expenses in 2016 decreased 18% over 2015. Total G&A expenses in 2015 decreased 27% over 2014. These decreases are primarily related to a decrease in salaries related to a reduction in headcount and a reduction in stock option expense. This overall decrease in 2016 as compared to 2015 was primarily related to payroll expenses, professional fees related to patent filings and a decrease in non-cash stock option expense in 2016 related to stock options issued to employees and members of our Board of Directors. As of December 31, 2016, we had eight full-time employees in our G&A department fulfilling management and accounting responsibilities compared to eight full-time employees and seven full-time employees as of December 31, 2015 and 2014. Included in G&A expenses are approximately $57,000 of non-cash stock-based compensation expense for the year ended December 31, 2016 compared to approximately $0.3 million and $0.9 million for the same periods in 2015 and 2014, respectively.

We expect to add headcount to our accounting and administration groups as we gain traction with our sensor module business globally.

Interest Expense

Interest expense for the year ended December 31, 2016 was $47,000 compared to $18,000 and $14,000 for the years ended December 31, 2015 and 2014, respectively. The interest expense was mainly related to capital leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $74,000, $62,000 and ($37,000) during the years ended December 31, 2016, 2015 and 2014, respectively. Foreign currency translation gains or (losses) were ($217,000), ($103,000) and $138,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

Our effective tax rate was (8)% in the year ended December 31, 2016 and (1)% and (1%) in the years ended 2015 and 2014, respectively. We recorded valuation allowances in 2016, 2015 and 2014 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $5.3 million for the year ended December 31, 2016, compared to a net loss of $7.8 million and $14.2 million for the years ended December 31, 2015 and 2014, respectively.

Contractual Obligation and Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

A summary of future minimum payments under non-cancellable lease commitments as of December 31, 2016 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$450	$450	$-	$-	$-
Capital lease	1,287	262	519	506	-
Total	$1,737	$712	$519	$506	$-

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Operating Leases

On May 28, 2015, we entered into a three year lease for 6,508 square feet of office space located at 2674 North First Street, San Jose, California. The annual payment for this space was $160,000. We paid a final lease termination payment of $60,000 and the lease was terminated as of August 31, 2016.

On August 22, 2016, we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The annual payment for this space is $15,000 and can be terminated with one month’s notice.

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

On July 1, 2013, NTAB entered into a lease for 5,900 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equated to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through September 30, 2014. On July 1, 2014, the lease was expanded and extended through November 30, 2017. As a result, we lease 7,007 square feet for approximately $400,000 per year. It is lower now compared to 2013 due to exchange rate differences. The lease can be extended on a yearly basis with three and nine months´ written notice.

On December 1, 2015, Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden for approximately $7,000 per month. The annual payment for this space equates to approximately $88,000 per year. The lease is valid through December 9, 2017.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The annual payment for this space equates to approximately $8,000 per year. We can terminate the lease with 2 months written notice.

In May 2015, our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at 16F, No. 89 Songren Rd, Taipei, Taiwan. This lease is valid through May 24, 2016 but was terminated on November 30, 2015. The annual payment for this space equated to approximately $46,000 per year. On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. This lease is valid through April 30, 2016. The lease is renewed every three months unless termination is notified. The annual payment for this space equates to approximately $13,000 per year.

For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $852,000, $641,000 and $633,000, respectively, for rent expense.

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

Between the second and the fourth quarters of 2016, we entered into five leases for component production equipment. Under the terms of four of the lease agreements we are obligated to purchase the equipment at the end of the original 3-5 year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as capital leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after 5 years. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to our licensees. Under the terms of the NN1001 Agreement, we agreed to reimburse Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the years ended December 31, 2015 and 2014, approximately $20,000 and $93,000, respectively of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the consolidated statements of operations. Through December 31, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate our intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to our licensees. Under the terms of the NN1002 Agreement, we agreed to reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of December 31, 2016, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. pursuant to which STMicroelectronics agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation ($100,000 paid and $200,000 accrued as of December 31, 2016)

Under the terms of the NN1003 Agreement, we also agreed to reimburse STMicroelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of December 31, 2016, we had paid an aggregate of $635,000 under the NN1003 Agreement.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	actual versus anticipated licensing of our technology;
●	actual versus anticipated purchases of our sensor products, including AirBar
●	actual versus anticipated operating expenses;
●	timing of our OEM customer product shipments;
●	timing of payment for our technology licensing agreements;
●	actual versus anticipated gross profit margin; and
●	ability to raise additional capital, if necessary.

As of December 31, 2016, we had cash of $3.5 million, as compared to $3.1 million as of December 31, 2015.

Working capital (current assets less current liabilities) was $3.1 million as of December 31, 2016, compared to working capital of $1.5 million as of December 31, 2015.

Net cash used in operating activities for the year ended December 31, 2016 of $6.3 million was primarily the result of (1) a net loss including noncontrolling interests of approximately $5.6 million and (2) approximately $1.3 million in net cash used in changes in operating assets and liabilities, primarily accounts receivable, projects in process, accounts payable, accrued expenses and deferred revenue. Cash used to fund net losses is reduced by approximately $0.7 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $0.2 million as of December 31, 2016 compared with December 31, 2015, primarily as a result of net revenues of approximately $2.9 million in the fourth quarter of 2016 compared to approximately $3.0 million in the fourth quarter of 2015. During 2016 and 2015, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue increased approximately $0.4 million during 2016 mainly related to prepaid license fees from two new customers during 2016 and deferred revenues from AirBar sales.

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

In the years ended December 31, 2016, 2015 and 2014, we purchased $987,000, $198,000 and $115,000, respectively of fixed assets, consisting primarily of leasing equipment and engineering equipment.

Net cash provided by financing activities during the year ended December 31, 2016 was the result of net proceeds of approximately $7.9 million from the sale of our common stock. This increase was offset by repayments of $116,000 on our capital lease obligation during the year ended December 31, 2016.

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

In August 2016, we entered into a the Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which we issued a total of 8,627,352 shares of common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares included (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 shares at a price of $1.00 per share to outside investors for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares issuable upon exercise of warrants (the “Pre-Funded Warrants”) by outside investors for which we received $3,564,000 pre-funded in proceeds and will receive up to $36,000 in proceeds upon future cash exercises.

Under the terms of the August 2016 Securities Purchase Agreement, we issued warrants (the “Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the Purchase Warrants have been exercised as of March 10, 2017. If the warrants are fully exercised, we will receive approximately $4.8 million in proceeds.

In October 2015, we issued 3,200,000 shares of our common stock as part of a registered equity offering and raised approximately $5.4 million in net proceeds.

We may from time to time issue shares of our common stock under an effective shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering.

Currently, we have on file with the SEC a shelf registration statement that became effective on June 12, 2014. There are 1,800,000 shares remaining for issuance under this shelf registration statement, which will expire on June 12, 2017.

We intend to file a new shelf registration statement with the SEC concurrent with the filing of this Annual Report. Upon its effectiveness, this new shelf registration statement will allow us to offer and sell common stock in one or more offerings with an aggregate offering price of up to $20 million.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. We expect our revenues from license fees, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in 2017. We have received purchase orders from our distributors for AirBar and entered into an agreement with an OEM customer for our sensor modules. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited to no custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen or South Korean Won will impact our future operating results. 100% of our consolidated net revenues are denominated in US Dollars and approximately 74% of our consolidated operating costs are denominated in Swedish Krona, Japanese Yen, South Korean Won and Taiwanese Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule appearing herein pursuant to Item 15(a)(2) of Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neonode Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 15, 2017

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash	$3,476	$3,082
Accounts receivable, net	1,548	1,346
Projects in process	-	158
Inventory	696	-
Prepaid expenses and other current assets	1,949	747
Total current assets	7,669	5,333

Investment in joint venture	3	-
Property and equipment, net	2,031	594
Total assets	$9,703	$5,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,286	$965
Accrued payroll and employee benefits	1,001	932
Accrued expenses	172	382
Deferred revenues	1,921	1,475
Current portion of capital lease obligations	228	57
Total current liabilities	4,608	3,811

Capital lease obligation, net of current portion	960	283
Total liabilities	5,568	4,094

Commitments and contingencies

Stockholders’ equity
Series B Preferred stock, 54,425 shares authorized with par value of $0.001; 83 shares issued and outstanding at December 31, 2016 and 2015, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized at December 31, 2016 and 2015, respectively, with par value of $0.001; 48,844,503 and 43,805,586 shares issued and outstanding at December 31, 2016 and 2015, respectively	49	44
Additional paid-in capital	183,667	175,504
Accumulated other comprehensive (loss) income	(171)	46
Accumulated deficit	(179,040)	(173,749)
Total Neonode Inc. stockholders’ equity	4,505	1,845
Noncontrolling interests	(370)	(12)
Total stockholders’ equity	4,135	1,833
Total liabilities and stockholders’ equity	$9,703	$5,927

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
License fees	$8,350	$7,045	$3,156
Sensor modules sales	149	-	-
Non-recurring engineering	1,714	4,070	1,584
Total revenues	10,213	11,115	4,740

Cost of revenues:
Sensor module	54	-	-
Non-recurring engineering	1,284	3,780	1,509
Total cost of revenues	1,338	3,780	1,509

Total gross margin	8,875	7,335	3,231

Operating expenses:
Research and development	7,069	6,279	7,373
Sales and marketing	2,857	3,753	3,250
General and administrative	4,093	4,999	6,799

Total operating expenses	14,019	15,031	17,422
Operating loss	(5,144)	(7,696)	(14,191)

Other expense, net:
Interest expense	(47)	(18)	(14)
Other expense, net	(91)	(28)	(16)
Total other expense, net	(138)	(46)	(30)

Loss before provision for income taxes	(5,282)	(7,742)	(14,221)

Provision for income taxes	367	93	13
Net loss including noncontrolling interests	(5,649)	(7,835)	(14,234)
Less: Net loss attributable to noncontrolling interests	358	15	-
Net loss attributable to Neonode Inc.	$(5,291)	$(7,820)	$(14,234)

Loss per common share:
Basic and diluted loss per share	$(0.12)	$(0.19)	$(0.36)
Basic and diluted – weighted average number of common shares outstanding	45,690	41,202	39,532

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years ended December 31,
	2016	2015	2014

Net loss including noncontrolling interests	$(5,649)	$(7,835)	$(14,234)
Other comprehensive income (loss):
Foreign currency translation adjustments	(217)	(103)	138
Comprehensive loss	(5,866)	(7,938)	(14,096)
Less: Comprehensive loss attributable to noncontrolling interests	358	15	-
Comprehensive loss attributable to Neonode Inc.	$(5,508)	$(7,923)	$(14,096)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2014	83	$-	37,934	$38	$157,994	$11	$(151,695)	$6,348	$-	$6,348

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	1,729	-	-	1,729	-	1,729

Proceeds from sale of common stock, net of offering costs	-	-	2,500	2	9,251	-	-	9,253	-	9,253

Common stock issued upon exercise of common stock warrants	-	-	21	-	36	-	-	36	-	36

Foreign currency translation adjustment	-	-	-	-	-	138	-	138	-	138

Net loss	-	-	-	-	-	-	(14,234)	(14,234)	-	(14,234)

Balances, December 31, 2014	83	$-	40,455	$40	$169,010	$149	$(165,929)	$3,270	$-	$3,270

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	1,075	-	-	1,075	-	1,075

Proceeds from sale of common stock, net of offering costs	-	-	3,200	3	5,419	-	-	5,422	-	5,422

Common stock issued upon exercise of common stock warrants	-	-	151	1	-	-	-	1	-	1

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Foreign currency translation adjustment	-	-	-	-	-	(103)	-	(103)	-	(103)

Noncontrolling interests Pronode initial contribution									3	3

Net loss	-	-	-	-	-	-	(7,820)	(7,820)	(15)	(7,835)

Balances, December 31, 2015	83	$-	43,806	$44	$175,504	$46	$(173,749)	$1,845	$(12)	$1,833

Stock option compensation expense to employees, directors and vendors	-	-	-	-	255	-	-	255	-	255

Proceeds from sale of common stock and pre-funded warrants, net of offering costs	-	-	5,027	5	7,908	-	-	7,913	-	7,913

Common stock issued upon exercise of common stock warrants	-	-	12	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(217)	-	(217)	-	(217)

Net loss	-	-	-	-	-	-	(5,291)	(5,291)	(358)	(5,649)

Balances, December 31, 2016	83	$-	48,845	$49	$183,667	$(171)	$(179,040)	$4,505	$(370)	$4,135

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(5,649)	$(7,835)	$(14,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	255	1,075	1,729
Bad debt expense	-	-	167
Depreciation and amortization	360	187	202
Loss on disposal of property and equipment	91	28	16
Changes in operating assets and liabilities:
Accounts receivable	(204)	(239)	(304)
Projects in process	158	38	530
Inventory	(737)	-	-
Prepaid expenses and other current assets	(1,316)	(263)	(60)
Accounts payable and accrued expenses	343	871	363
Deferred revenues	447	(1,925)	(233)

Net cash used in operating activities	(6,252)	(8,063)	(11,824)

Cash flows from investing activities:
Purchase of property and equipment	(987)	(198)	(115)
Investment in joint venture	(3)	-	-
Proceeds from sale of property and equipment	5	-	7

Net cash used in investing activities	(985)	(198)	(108)

Cash flow from financing activities:
Proceeds from exercise of warrants	-	-	36
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	7,913	5,422	9,253
Contributions from noncontrolling interests	-	3	-
Principal payments on capital lease obligations	(116)	(57)	(34)
Net cash provided by financing activities	7,797	5,368	9,255

Effect of exchange rate changes on cash	(166)	(154)	(9)

Net change in cash	394	(3,047)	(2,686)

Cash at beginning of year	3,082	6,129	8,815

Cash at end of year	$3,476	$3,082	$6,129

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$18	$14
Cash paid for income taxes	$367	$93	$5

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with capital lease obligation	$983	$-	$530

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a share exchange agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary. In 2013, we established additional wholly owned subsidiaries: Neonode Japan Inc. (Japan); Neno User Interface Solutions AB (Sweden); NEON Technology Inc. (U.S.); and Neonode Americas Inc. (U.S.). In 2014, we established one additional wholly owned subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we established one additional wholly owned subsidiary: Neonode Taiwan Ltd. (Taiwan). In 2015, we established Pronode Technologies AB, a majority-owned subsidiary of Neonode Technologies AB. In 2016, we entered into a joint venture, named Neoeye AB, between SMART EYE AB and our subsidiary Neonode Technologies AB.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops and licenses user interfaces and optical touch technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed the Neonode technology into devices that they produce and sell. In 2016, Neonode started to manufacture and sell standardized embedded sensors that incorporate Neonode technology.

Reclassifications

Accrued payroll and employee benefits as of December 31, 2015 is now reported under its own caption, separate from accrued expenses, in the accompanying consolidated balance sheet, in order to conform to the current period presentation.

Liquidity

We incurred net losses of approximately $5.3 million, $7.8 million and $14.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and had an accumulated deficit of approximately $179.0 million as of December 31, 2016. In addition, we used cash in operating activities of approximately $6.3 million, $8.1 million and $11.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In June 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014. As of December 31, 2016, there were 1,800,000 shares remaining for issuance under this existing shelf registration statement. This shelf registration statement will expire on June 12, 2017.

We may from time to time issue shares of our common stock under an effective shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering.

We intend to file a new shelf registration statement with the SEC concurrent with the filing of this Annual Report. Upon its effectiveness, this new shelf registration statement will allow us to offer and sell common stock in one or more offerings with an aggregate offering price of up to $20 million.

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

In August 2016, we entered into a Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which we issued a total of 8,627,352 shares of common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares included (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 shares at a price of $1.00 per share to outside investors for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares issuable upon exercise of warrants (the “Pre-Funded Warrants”) by outside investors for which we received $3,564,000 pre-funded in proceeds and will receive up to $36,000 in proceeds upon future cash exercises.

Under the terms of the August 2016 Securities Purchase Agreement, we issued warrants (the “Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the Purchase Warrants have been exercised as of March 10, 2017. If the warrants are fully exercised, we will receive approximately $4.8 million in proceeds.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

We expect our revenues from license fees, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in 2017. We have received purchase orders from our distributors for AirBar and entered into an agreement with an OEM customer for our sensor modules. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited to no custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

As described above, upon the exercise of the Purchase Warrants issued in August 2016, we will receive up to approximately $4.8 million in proceeds. These Purchase Warrants are presently exercisable and are “in-the-money.” As also described above, concurrent with the filing of this Annual Report, we intend to file a new shelf registration statement with the SEC concurrent with the filing of this Annual Report. Upon its effectiveness, this new shelf registration statement will allow us to offer and sell common stock in one or more offerings with an aggregate offering price of up to $20 million. In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

Neonode consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights, and variable interest entities (“VIEs”) in which Neonode is the primary beneficiary.

In June 2016, we entered into a Joint Venture (“JV”) with a Swedish based eye-tracking company SMART EYE AB to develop multi-chip modules for the consumer and automotive markets. The name of this JV is Neoeye AB (“Neoeye”).

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

The consolidated balance sheets at December 31, 2016 and 2015 and the consolidated statements of operations, comprehensive loss and cash flows for the years then ended include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to, provisions for uncollectible receivables and sales returns, warranty liabilities, the achievement of substantive milestones and vendor-specific objective evidence (“VSOE”) of fair value for purposes of revenue recognition (or deferral of revenue), net realizable value of inventory, recoverability of capitalized project costs and long-lived assets, the valuation allowance related to our deferred tax assets, and the fair value of options and warrants issued for stock-based compensation.

Cash

We have not had any liquid investments other than normal cash deposits with bank institutions to date. The Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the United States, Japan, Korea, Taiwan and Sweden. For deposits held with financial institutions in the United States the U.S. Federal Deposit Insurance Corporation, provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 Euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. The Korea Deposit Insurance Corporation provides insurance coverage up to 50,000,000 Won per customer. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. At times, deposits held with financial institutions may exceed the amount of insurance provided.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 and $167,000 as of December 31, 2016 and 2015, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of December 31, 2016. Costs capitalized in projects in process were $158,000 as of December 31, 2015.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2016, the Company’s inventory consists primarily of components that will be used in the manufacturing of our first sensor module, AirBar. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods at December 31 are as follows:

December 31,
2016
Raw materials	$522
Work-in-Process	42
Finished goods	132
Ending inventory	$696

Investment in JV

We have invested $3,000, a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through December 31, 2016.

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

Equipment purchased under a capital lease is depreciated over the term of the lease, if that lease term is shorter than the estimated useful life.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2016, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $74,000, $62,000 and ($37,000) during the years ended December 31, 2016, 2015 and 2014, respectively. Foreign currency translation gains or (losses) were ($217,000), ($103,000) and $138,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

Concentration of Credit and Business Risks

Our customers are located in United States, Europe and Asia.

As of December 31, 2016, three customers represented approximately 59% of our consolidated accounts receivable.

As of December 31, 2015, three customers represented approximately 78% of our consolidated accounts receivable.

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2016 are as follows.

●	Hewlett-Packard Company – 38%
●	Amazon – 11%
●	Autoliv – 11%

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2015 are as follows.

●	Hewlett-Packard Company – 25%
●	Autoliv – 21%
●	Amazon – 14%

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2014 are as follows.

●	Hewlett-Packard Company – 24%
●	KOBO Inc. – 10%
●	Leap Frog Enterprises Inc. – 11%
●	Sony Corporation – 10%

The Company conducts business in the United States, Europe and Asia. At December 31, 2016, the Company maintained approximately $2,189,000, $1,872,000 and $74,000 of its net assets (liabilities) in the United States, Europe and Asia, respectively. At December 31, 2015, the Company maintained approximately $2,533,000, ($909,000) and $209,000 of its net assets (liabilities) in the United States, Europe and Asia, respectively.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2016.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the year ended December 31, 2015, $165,000 was recorded as cost of sales due to expected losses related to two SOW projects. In the years ended December 31, 2016 and 2014, no losses related to SOW projects were recorded.

Optical Sensor Modules Revenues:

We derive revenue from the sales of sensor modules hardware products sold directly to our OEM and Tier 1 supplier customers who embed our hardware into their products and from sales of branded consumer products that incorporate our sensor modules sold to distributors or directly to end users. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We enter into sales agreements that generally provide customers with limited rights of return and warranty provisions. U.S. GAAP allows companies to make reasonable aggregations and approximations of returns data with regard to returns. Our returns and warranty experience to date has enabled us to make reasonable returns estimates, which are further supported by the fact that our product sales involve homogenous transactions.

Revenue is recognized when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.
●	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.
●	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.
●	Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. As our business and offerings are expected to evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices.

We make sales to distributors and revenue from distributors is recognized based on a sell-through basis using sales and inventory information provided by these distributors. Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and are included in deferred revenues in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred revenues as sales and cost of sales. Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of December 31, 2016 was $0.1 million and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year ended
	December 31, 2016	December 31, 2015
Balance at beginning of period	$-	$-
Provisions for warranty issued	11	-
Balance at end of period	$11	$-

The Company accrues for warranty costs as part of its cost of sales of sensor modules based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 to 36 months from the customer receipt of the product.

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2016 and 2015, we have $1.8 million and $1.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from four and two customers, respectively. We defer AirBar revenues until distributors sell the AirBar to their end customers. As of December 31, 2016, we had $0.1 million of deferred revenue from our AirBar sales. As of December 31, 2015, there was no deferred revenue from AirBar sales. As of December 31, 2016 there were no deferred engineering development fees and a total of $0.4 million of deferred engineering development fee from one customer as of December 31, 2015.

Advertising

Advertising costs are expensed as incurred. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance. Advertising costs amounted to approximately $299,000, $328,000 and $172,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company provides either in the consolidated statements of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2016 and 2015. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2016 and 2015, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2016, 2015 and 2014. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2016, 2015 and 2014 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

Other Comprehensive Income (Loss)

Our comprehensive loss includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive income (loss).

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2016	2015	2014
Swedish Krona	8.55	8.43	6.86
Japanese Yen	108.75	121.03	105.84
South Korean Won	1,157.14	1,130.22	1,050.63
Taiwan Dollar	32.22	31.73	-

Exchange rate for the consolidated balance sheets was as follows:

	Years ended December 31,
	2016	2015
Swedish Krona	9.07	8.42
Japanese Yen	116.97	120.36
South Korean Won	1,205.11	1,174.67
Taiwan Dollar	32.28	32.84

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods ending after December 15, 2016 and early application is permitted. We adopted this pronouncement effective December 31, 2016 and have included disclosure in Note 1 to our consolidated financial statements based upon ASU No. 2014-15.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”). The amendments in ASU 2015-11 require that an entity measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update more closely align the measurement of inventory in accounting principles generally accepted in the United States of America with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 is effective for annual and interim periods beginning on or after December 15, 2016. The amendments in this update should be applied prospectively with early application permitted as of the beginning of the interim or annual reporting period. The Company adopted the provisions of ASU 2015-11 effective September 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We have not yet selected a transition method and are currently assessing the impact of adoption of ASU No. 2016-02 will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2016	2015

Prepaid insurance	$125	$119
Prepaid rent	46	52
VAT receivable	247	337
Prepaid inventory	715	-
Advances to suppliers	596	-
Other	220	239
Total prepaid expenses and other current assets	$1,949	$747

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2016	2015

Computers, software, furniture and fixtures	$930	$637
Equipment under capital lease	1,661	428
Less accumulated depreciation and amortization	(560)	(471)
Property and equipment, net	$2,031	$594

Depreciation and amortization expense was $360,000, $187,000 and $202,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2016	2015

Accrued returns and warranty	$11	$-
Accrued consulting fees and other	161	382
Total accrued expenses	$172	$382

6.	Fair Value Measurements

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

There were no assets or liabilities recorded at fair value on a recurring basis in 2016 and 2015.

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

We defer the license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of December 31, 2016 and 2015, we have $1.8 million and $1.1 million, respectively, of deferred license fee revenue related to prepayments for future license fees from four and two customers, respectively. We defer AirBar revenues until distributors sell the AirBar to their end customers. As of December 31, 2016, we had $0.1 million of deferred revenue from our AirBar sales. As of December 31, 2015, there was no deferred revenue from AirBar sales. As of December 31, 2016 there were no deferred engineering development fees and a total of $0.4 million of deferred engineering development fee from one customer as of December 31, 2015.

8.	Stockholders’ Equity

Common Stock

Securities Purchase Agreement

In August 2016, Neonode entered into the Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which Neonode agreed to issue a total of 8,627,352 shares of Neonode common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares includes (i) an aggregate of 427,352 Employee Investor Shares at $1.17 per share for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 Outside Investor Shares at a price of $1.00 per share for gross proceeds of $4,600,000, and (iii) up to 3,600,000 Pre-Funded Warrant Shares issuable upon exercise of the Pre-Funded Warrants for which Neonode received $3,564,000 pre-funded in gross proceeds. The Pre-Funded Warrants were issued to certain outside investors whose purchase of shares of Neonode common stock would make them the beneficial owners of more than 9.99% of the outstanding common stock of Neonode. Each of the Pre-Funded Warrants were pre-funded upon closing of the private placement at $0.99 per Pre-Funded Warrant Share and have an exercise price of $0.01 per Pre-Funded Warrant Share. The Pre-Funded Warrants are immediately exercisable upon issuance and will not expire prior to exercise.

Warrants and Other Common Stock Activity

In addition to the Pre-Funded Warrants described above, under the terms of the Securities Purchase Agreement, Neonode issued the Purchase Warrants to all investors in the private placement to purchase up to a total of 4,313,676 shares of Neonode common stock at an exercise price of $1.12 per share. The Purchase Warrants will expire five and one-half years from issuance and are non-exercisable for the first six months. The terms of the Purchase Warrants require that exercise may only be for cash and not on a cashless basis unless, after a period of six months from closing of the private placement.

During the year ended December 31, 2016, a warrant holder exercised warrants to purchase 80,000 shares of common stock using the cashless exercise provisions allowed in the warrant and received 11,565 shares of our common stock.

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

During the year ended December 31, 2015, warrant holders exercised warrants to purchase 280,000 shares of common stock using the cashless net exercise provision allowed in the warrant and received 150,234 shares of our common stock.

During the year ended December 31, 2014, we sold 2,500,000 shares of our common stock at a price of $4.00 per share to an accredited institutional investor for an aggregate purchase price of $10,000,000 in gross proceeds and net proceeds of approximately $9.3 million after expenses and fees, including a $600,000 placement agent fee.

In addition, we issued a warrant to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $5.09 per share that expired on November 15, 2015. In addition, we issued to the placement agent a warrant to acquire up to an aggregate of 75,000 shares of our common stock that also expired on November 15, 2015.

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

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2014	828,573	2.39	2.06
Issued	2,575,000	5.09	-
Expired/forfeited	(40,000)	3.98	-
Exercised	(28,500)	2.85	-
December 31, 2014	3,335,073	4.45	0.93
Issued	-	-	-
Expired/forfeited	(2,591,000)	5.06	-
Exercised	(280,000)	1.30	-
December 31, 2015	464,073	3.02	0.19
Issued (Prefunded)	3,600,000	0.01	-
Issued (Purchase)	4,313,676	1.12
Expired/forfeited	(384,073)	3.13	-
Exercised	(80,000)	2.00	-
Outstanding and exercisable, December 31, 2016	7,913,676	$0.62	5.13

Outstanding Warrants to Purchase Common Stock as of December 31, 2016:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2016 Prefunded Warrants	08/16/16	$1.00	3,600,000	02/16/22
August 2016 Purchase Warrants	08/17/16	$1.12	4,313,676	02/17/22
Total Warrants Outstanding			7,913,676

Preferred Stock

The terms of our Series B Preferred stock are as follows:

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of December 31, 2016:

	Shares of Preferred Stock Not Exchanged as of December 31, 2016	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2016

Series B Preferred Stock	83	132.07	10,962

9.	Stock-Based Compensation

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

Stock Options

During the year ended 2015, our shareholders approved the Neonode Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which replaces our 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2015 Plan, 2,100,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the year ended December 31, 2016, 25,000 stock options were granted under the 2015 Plan.

Accordingly, as of December 31, 2016, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”).
●	The 2015 Equity Incentive Plan (the “2015 Plan”).

We also had one non-employee director stock option plan as of December 31, 2016:

●	The 2001 Non-Employee Director Stock Option Plan (the “Director Plan”), which expired for new awards in March 2011.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan, the 2015 Plan and the Director Plan at December 31, 2016:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/16	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/16	Weighted Average Exercise Price

$ 1.44 - $ 3.50	200,000	5.30	$2.85	147,083	$2.78
$ 3.51 - $ 5.00	1,426,000	2.85	$4.23	1,426,000	$4.23
$ 5.01 - $ 6.50	130,000	3.63	$5.98	129,166	$5.98
$ 6.51 - $ 8.21	90,000	0.02	$8.21	90,000	$8.21
	1,846,000	3.03	$4.39	1,792,249	$4.43

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2014	1,600,583	$5.22
Options granted	405,200	6.31
Options exercised	-	-
Options cancelled or expired	(296,383)	5.46
Options outstanding – December 31, 2014	1,709,400	4.92
Options granted	605,000	3.57
Options exercised	-	-
Options cancelled or expired	(130,283)	6.03
Options outstanding – December 31, 2015	2,184,117	4.48
Options granted	25,000	1.44
Options exercised	-	-
Options cancelled or expired	(363,117)	4.73
Options outstanding – December 31, 2016	1,846,000	$4.39	3.03	$10,000
Options exercisable and expected to vest – December 31, 2016	1,846,000	$4.39	3.03	$10,000

The assumptions used to value stock options granted to directors, employees and consultants during the years ended December 31, 2016, 2015 and 2014 are as follows:

For the year ended
December 31, 2016

Annual dividend yield	-
Expected life (years)	3.5
Risk-free interest rate	0.83%
Expected volatility	65.46%

For the year ended
December 31, 2015

Annual dividend yield	-
Expected life (years)	2.97
Risk-free interest rate	0.47% - 1.41%
Expected volatility	60.07% - 72.33%

For the year ended
December 31, 2014

Annual dividend yield	-
Expected life (years)	3.5
Risk-free interest rate	0.28% - 1.47%
Expected volatility	60.68% - 108.75%

During the years ended December 31, 2016, 2015 and 2014, we recorded $0.3 million, $1.1 million and $1.7 million, respectively, of compensation expense related to the vesting of stock options. The estimated fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

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

 During the year ended December 31, 2016, we granted options to purchase 25,000 shares of our common stock to employees with total grant date estimated fair value of $17,000 computed using the Black-Scholes option pricing model. The weighted-average grant date fair value of the options granted during year ended December 31, 2016 was $0.67 per share.

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

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 reflects the estimated fair value of the vested portion of options granted to directors, employees and non-employees.

(In thousands)

	Years ended
	December 31,
	2016	2015	2014

Research and development	$48	$484	$510
Sales and marketing	150	296	353
General and administrative	57	295	866
Stock-based compensation expense	$255	$1,075	$1,729

(In thousands)

Remaining unrecognized expense at December 31, 2016
Stock-based compensation	$84

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2016 and 2015.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2016 and 2015.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we agreed to reimburse Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the years ended December 31, 2015 and 2014, approximately $20,000 and $93,000, respectively of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the consolidated statements of operations. Through December 31, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we agreed to reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of December 31, 2016, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V pursuant to which ST Microelectronics agreed to integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we agreed to reimburse ST Microelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)

●	$300,000 on completion of tape-out (paid on October 31, 2015)

●	$300,000 on completion on product validation ($100,000 paid and $200,000 accrued as of December 31, 2016)

Under the terms of the NN1003 Agreement, we also agreed to reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of December 31, 2016, we had paid and aggregate of $635,000 under the NN1003 Agreement.

Operating Leases

We lease office space located at 2880 Zanker Road, San Jose, California. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $400,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2017. The lease can be extended on a yearly basis.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $88,000 per year. The lease is valid through December 9, 2017.

Our subsidiary Neonode Japan K.K. leases office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The annual payment for this space equates to approximately $24,000 per year. The lease can be terminated with one month’s notice.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. The annual payment for this space equates to approximately $8,000 per year. We can terminate the lease with 2 months written notice.

Our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The annual payment for this space equates to approximately $13,000 per year. The lease is renewed every three months unless termination is notified.

For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $852,000, $641,000 and $633,000, respectively, for rent expense.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2016 is as follows (in thousands):

Years ending December 31,	Total
2017	$450
2018	-
2019	-
$450

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

Between the second and the fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements we are obligated to purchase the equipment at the end of the original 3-5 year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as capital leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after 5 years. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of December 31, 2016 (in thousands):

Year ending December 31,	Total
2017	$262
2018	261
2019	258
2020	265
2021	241
Total minimum payments required:	1,287
Less amount representing interest:	(99)
Present value of net minimum lease payments:	1,188
Less current portion	(228)
$960

Equipment under capital lease	$1,661
Less: accumulated depreciation	(225)
Net book value	$1,436

11.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing and sensor module business.

The following table presents net revenues by geographic region for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016
	Amount	Percentage
Net revenues from customers in the U.S.	$5,806	57%
Net revenue from customers in Europe	2,434	24%
Net revenues from customers in Asia	1,973	19%
Total	$10,213	100%

	2015
	Amount	Percentage
Net revenues from customers in the U.S.	$6,177	56%
Net revenues from customers in Europe	2,987	27%
Net revenues from customers in Asia	1,951	17%
Total	$11,115	100%

	2014
	Amount	Percentage
Net revenues from customers in the U.S.	$2,833	60%
Net revenues from customers in Europe	228	5%
Net revenues from customers in Asia	1,679	35%
Total	$4,740	100%

12.	Income Taxes

Loss before income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2016	2015	2014
Domestic	$(4,459)	$(7,783)	$(13,993)
Foreign	(823)	41	(228)

Total	$(5,282)	$(7,742)	$(14,221)

The provision for income taxes is as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Current
Federal	$-	$-	$-
State	2	2	3
Foreign	365	91	10
Change in deferred
Federal	(1,604)	(2,466)	(4,213)
Federal valuation allowance	1,604	2,466	4,213
State	(197)	(252)	(460)
State valuation allowance	197	252	460
Foreign	(161)	6	64
Foreign valuation allowance	161	(6)	(64)

Total current	$367	$93	$13

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are:

	2016	2015	2014
Amounts at statutory tax rates	34%	34%	34%
Foreign losses taxed at different rates	(3)%	-	(1)%
Foreign withholding tax	(4)%	-	-
Stock-based compensation	-	(1)%	(2)%
Other	-	(1)%	(1)%
Total	27%	32%	30%
Valuation allowance	(35)%	(33)%	(31)%
Effective tax rate	(8)%	(1)%	(1)%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Accruals	$126	$1,109
Stock compensation	1,466	1,352
Net operating losses	20,015	17,190
Basis difference in fixed assets	13	7
Total deferred tax assets	$21,620	$19,658
Valuation allowance	(21,620)	(19,658)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2016, we had federal, state and foreign net operating losses of $56.0 million, $22.3 million and $0.5 million, respectively. The federal loss carryforward begins to expire in 2028, the California loss carryforward begins to expire in 2030 and the foreign loss carryforward is indefinite.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2016, we had not completed the determination of the amount to be limited under the provision.

As of December 31, 2016, we did not recognize $547,000 and $28,000 of federal and state deferred tax assets relating to excess tax benefits for stock-based compensation deductions. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in capital when realized through a reduction in income taxes payable.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2016, 2015 and 2014 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2016, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan, South Korea and Taiwan. The 2008 through 2015 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans. For the Swedish Management we contribute up to fifteen percent (15%) of the employee’s annual salary. Contributions relating to these defined contribution plans for the years ended December 31, 2016, 2015 and 2014 were $398,000, $306,000 and $249,000, respectively. We match U.S. employee contributions to a 401(k) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(k) contributions for the years ended December 31, 2016, 2015 and 2014 were $33,000, $89,000 and $81,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s newly made Labor Pension Act. Contributions relating to the Taiwanese pension fund for the year ended December 31, 2016 and 2015 were $10,000 and $10,000, respectively.

14.	Net Loss per Share

Basic net loss per common share for the years ended December 31, 2016, 2015 and 2014 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 5.1 million, 13,000 and 0.3 million outstanding stock warrants, 11,000, 11,000 and 11,000 shares issuable upon conversion of preferred stock, 4,000, 7,000 and 24,000 stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2016, 2015 and 2014, respectively, due to their anti-dilutive effect.

(In thousands, except per share amounts)	Years ended December 31,
	2016	2015	2014
BASIC AND DILUTED
Weighted average number of common shares outstanding	45,690	41,202	39,532

Net loss attributable to Neonode Inc.	$(5,291)	$(7,820)	$(14,234)

Net loss per share basic and diluted	$(0.12)	$(0.19)	$(0.36)

15.	Quarterly Financial Information

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2016
Net Revenues	$3,132	$2,574	$1,639	$2,868
Cost of revenues	595	385	33	325
Gross margin	2,537	2,189	1,606	2,543
Net loss attributable to Neonode Inc.	(1,367)	(1,331)	(2,162)	(431)
Net loss per basic and diluted common share	$(0.03)	$(0.03)	$(0.05)	$(0.01)

2015
Net Revenues	$2,263	$2,776	$3,113	$2,963
Cost of revenues	338	737	909	1,796
Gross margin	1,925	2,039	2,204	1,167
Net loss attributable to Neonode Inc.	(2,072)	(1,792)	(1,368)	(2,588)
Net loss per basic and diluted common share	$(0.05)	$(0.04)	$(0.03)	$(0.06)

2014
Net Revenues	$1,014	$865	$1,126	$1,735
Cost of revenues	166	452	422	469
Gross margin	848	413	704	1,266
Net loss attributable to Neonode Inc.	(4,008)	(3,874)	(3,245)	(3,107)
Net loss per basic and diluted common share	$(0.11)	$(0.10)	$(0.08)	$(0.08)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KMJ Corbin & Company LLP, an independent registered public accounting firm, as stated in its report contained on the next page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

We have audited the internal control over financial reporting of Neonode Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Neonode Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neonode Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 15, 2017

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

All financial statement schedules other than below are omitted because the relevant information is not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the consolidated financial statements and the notes thereto included in this Annual Report.

(2)	Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(All dollar amounts expressed in thousands of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$167	$-	$-	$(18)	$149
Deferred tax asset valuation allowance	$19,658	$-	$1,962	$-	$21,620
Year ended December 31, 2015
Allowance for doubtful accounts	$167	$-	$-	$-	$167
Deferred tax asset valuation allowance	$16,946	$-	$2,712	$-	$19,658
Year ended December 31, 2014
Allowance for doubtful accounts		$167	$-	$-	$167
Deferred tax asset valuation allowance	$12,335	$-	$4,611	$-	$16,946

Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 28, 2012 (incorporated by reference to Exhibit 3.1.3 of the registrant’s annual report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s annual report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated December 29, 2008 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on December 31, 2008 (file no. 0-08419))
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated January 2, 2009 (incorporated by reference to Exhibit 4.2 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated January 28, 2009 (incorporated by reference to Exhibit 4.3 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
10.1	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.3	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.5	Employment Agreement of Thomas Eriksson, dated March 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on March 11, 2014 (file no. 1-35526)) +
10.6	Employment Agreement of Lars Lindqvist, dated August 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 6, 2014 (file no. 1-35526)) +
10.7	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.8	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.9	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.10	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.11	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 15, 2017	By:	/s/ Lars Lindqvist
Lars Lindqvist Chief Financial Officer, Vice President, Finance, Treasurer and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Thomas Eriksson	President and Chief Executive Officer, and Director	March 15, 2017
Thomas Eriksson	(Principal Executive Officer)

/s/ Lars Lindqvist	Chief Financial Officer, Vice President,	March 15, 2017
Lars Lindqvist	Finance Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Per Bystedt	Chairman of the Board of Directors	March 15, 2017
Per Bystedt

/s/ John Reardon	Director	March 15, 2017
John Reardon

/s/ Mats Dahlin	Director	March 15, 2017
Mats Dahlin
/s/ Per Löfgren	Director	March 15, 2017
Per Löfgren

