Form 10-K/A
period 2016-12-31
Neonode, Inc
filed 2017-04-28
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.     Yes  ☐     No  ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the NASDAQ Stock Market, was $54,766,962.

The number of shares of the registrant’s common stock outstanding as of April 21, 2017 was approximately 48,844,503.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEONODE INC.

2016 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2017 (the “Original Filing”) is being filed by Neonode Inc. (collectively with its subsidiaries, is referred to in this Amendment No. 1 as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) solely to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated into this 2016 Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in this 2016 Form 10-K because our definitive proxy statement will be filed more than 120 days after our fiscal year-end.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

In accordance with our Certificate of Incorporation, the Board of Directors is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors. Each class has a three-year term.

The identities and biographies of each member of the three classes of the Board of Directors serving staggered, three-year terms are as follows:

Class I Directors Continuing in Office with a Term Expiring at the 2018 Annual Meeting:

Per Bystedt, age 51, has served as Chairman of the Board of Directors of Neonode since August 2007, including as Executive Chairman between January 2011 and June 2015. From May 2008 to January 2011, Mr. Bystedt served as Chief Executive Officer of Neonode, and he served as the interim Chief Executive Officer of Neonode from October 2005 to July 2006. From 1997 to 2008, Mr. Bystedt served as Chief Executive Officer and President of Spray AB, an internet investment company. From 2000 to 2010, Mr. Bystedt served as a member of the Board of Directors of Axel Johnson AB. From 2000 to 2008, Mr. Bystedt served as a member of the Board of Directors of Eniro AB, and from 2005 to 2008 he served as a member of the Board of Directors of Servera AB. From 2005 to 2010, Mr. Bystedt was Chairman of the Board of Directors of AIK Fotboll AB. From 1997 to 2005, Mr. Bystedt served as a member of the Board of Directors of Ahlens AB, and from 1998 to 2000 he was Chairman of the Board of Directors of Razorfish, Inc.

The Board of Directors has concluded that Mr. Bystedt should serve as director because of his past experience as Chief Executive Officer of our company, his understanding of finance and technology, and his more than twenty years of management and business oversight experience as a chief executive officer and member of the boards of directors of various companies.

Thomas Eriksson, age 47, has served as President of Neonode since June 2015, as Chief Executive Officer of Neonode since January 2011, and as director of Neonode since December 2009. Mr. Eriksson also has served as Chief Executive Officer of Neonode Technologies AB, a wholly-owned subsidiary of Neonode, since January 1, 2009. Mr. Eriksson was one of the founders of our company in 2001 and he served as Chief Technical Officer of Neonode from February 2006 to December 31, 2008. Prior to joining Neonode, Mr. Eriksson founded several companies with products ranging from car electronics test systems and tools to GSM/GPRS/GPS-based fleet management systems including M2M applications and wireless modems.

The Board of Directors has concluded that Mr. Eriksson should serve as director because of his current role as President and Chief Executive Officer of our company, his experience as one of the founders of our company, and his understanding of our technology.

Class II Director Continuing in Office with a Term Expiring at the 2019 Annual Meeting:

John Reardon, age 57, has served as a director of Neonode and its predecessors since February 2004. Mr. Reardon has served as President and member of the Board of Directors of The RTC Group, a technical publishing company, since 1990. Mr. Reardon also serves on the Board of Directors of One Stop Systems, Inc., a computing systems and manufacturing company, and Middle Canyon, Inc., a private distribution and integration company representing major industrial computing lines.

The Board of Directors has concluded that Mr. Reardon should serve as director because of his institutional knowledge of our company and his twenty-five years of experience in management, finance, and business development.

Class III Directors Continuing in Office with a Term Expiring at the 2017 Annual Meeting:

Mats Dahlin, age 62, has served as a director of Neonode since November 2011. He served as President of Ericsson Enterprises AB from January 2004 to May 2005, and was responsible for its global operations, including development and implementation of worldwide enterprise strategy. From October 1998 to December 2003, Mr. Dahlin held various positions in Ericsson, including serving as Group Executive Vice President, President of Ericsson Radio Systems AB, Head of Segment Network Operators, Head of Ericsson’s Mobile Systems Division, and Head of Market Area EMEA. Since June 2005, Mr. Dahlin has pursued independent investments and has served as a board member and advisor to the companies in which he invests.

The Board of Directors has concluded that Mr. Dahlin should serve as director because of his investment background, his understanding of the communications and technology industry, and his thirty years of experience in management and marketing.

Per Löfgren, age 53, has served as Vice President Global Sales and Chief Financial Officer for Segment Global Services of Ericsson AB since January 2015. He also has served as President of Ericsson AB since January 2015. From 2011 to 2014, he served as Executive Vice President and Chief Financial Officer of Ericsson North America. From 2008 until 2011, Mr. Löfgren served as President of Ericsson Sweden AB. Prior to 2008, he served in various Ericsson business units globally as a division chief financial officer, controller, marketing and other management positions

The Board of Directors has concluded that Mr. Löfgren should serve as director because of his qualification as an audit committee financial expert, his general financial and business knowledge, and his thirty years of experience in the communications and technology industry.

Stockholder Nominations

The Nominating and Governance Committee of the Board of Directors will consider director candidates recommended by stockholders. Refer to our 2016 proxy statement for information regarding director nominations. Since the beginning of 2016, there have been no material changes to the procedures by which stockholders may recommend director candidates.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. Löfgren, Dahlin, and Reardon. Mr. Löfgren is Chairman of the Audit Committee. The Board of Directors has determined that Mr. Löfgren qualifies as an “audit committee financial expert” as defined in SEC rules and also is “independent” as defined in applicable NASDAQ Stock Market rules.

Code of Ethics

The Board of Directors has adopted the Code of Business Conduct applicable to our officers, directors, and employees. The Code of Business Conduct contains a separate Code of Ethics that applies specifically to our company’s chief executive officer and senior financial officers. The Code of Business Conduct, including the Code of Ethics, is available on our website at http://www.neonode.com/investor-relations/corporate-governance/. If we amend or waive the Code of Business Conduct or Code of Ethics with respect to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will post the amendment or waiver on our website. The information contained on our website is not part of and is not incorporated by reference into this 2016 Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of such reports and written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2016 all of our directors, executive officers, and greater than ten percent beneficial owners have complied with the reporting requirements of Section 16(a).

Executive Officers

The identities and biographies of our executive officers are as follows:

Name	Title	Executive Officer Since
Thomas Eriksson	President and Chief Executive Officer of Neonode Inc.; Chief Executive Officer of Neonode Technologies AB	April 2009
Lars Lindqvist	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Neonode Inc.	August 2014

Biographical information regarding Mr. Eriksson is under “The Board of Directors” above.

Lars Lindqvist, age 59, has served as an executive officer of Neonode since August 2014. Upon becoming an executive officer, Mr. Lindqvist resigned as a member of the Board of Directors of Neonode, a position he had held since November 2011. Prior to becoming an executive officer of our company, Mr. Lindqvist served as a management consultant to LQ Consulting GmbH since January 2013, interim Chief Executive Officer of 24 Mobile Advertising Solutions AB from June 2012 to December 2012, interim Chief Executive Officer of ONE Media Holding AB from April 2011 to May 2012, and Chief Financial Officer for Mankato Investments AG Group from June 2005 to March 2011. In addition, Mr. Lindqvist was Chief Financial Officer of Microcell OY, a Finnish ODM of mobile phones, from August 2002 to May 2005, and he was Chief Financial Officer of Ericsson Mobile Phones from May 1995 to July 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our executive compensation programs seek to balance the interests of stockholders and executives while supporting our need to attract and retain competent executive management. Toward this end, the Board of Directors and the Compensation Committee seek to emphasize the enhancement of stockholder value and deliver a total executive compensation package in a cost-effective manner.

2016 Summary

For 2016, the Compensation Committee acted conservatively with respect to executive compensation by awarding neither bonuses nor equity compensation to the named executive officers. In addition, no perquisites were paid to the named executive officers in 2016.

Say-on-Pay

At our 2016 Annual Meeting of Stockholders, approximately 93% of the votes cast in the advisory “say-on-pay” vote were voted for approval of the compensation of the named executive officers as disclosed in our 2016 proxy statement. The Board of Directors and Compensation Committee have considered the results of the 2016 “say-on-pay” vote and believe that the substantial support by our stockholders indicates they generally are supportive of our approach to executive compensation. The Board of Directors and Compensation Committee will continue to consider “say-on-pay” votes in formulating future executive compensation policies and decisions.

Governance

These additional factors are important attributes of our company’s overall program with respect to executive compensation:

●	Our employees, including executives, are prohibited from pledging or hedging, or selling short, their shares of our common stock.

●	Incentive compensation paid to executive officers is subject to a Clawback Policy adopted by the Board of Directors.

●	Outstanding stock options are not subject to automatic vesting upon a change in control of our company.

●	Our company annually holds an advisory vote on named executive officer compensation.

Compensation Committee

The Compensation Committee of the Board of Directors oversees our executive compensation program. The Compensation Committee, which is composed solely of independent directors, reviews executive officer performance and reviews and approves executive officer compensation.

In addition, the Compensation Committee administers the 2006 Equity Incentive Plan and the 2015 Stock Incentive Plan of our company. In that capacity, the Compensation Committee selects the employees, including executives, and non-employee directors of our company who will receive awards, determines the number of shares covered thereby, and establishes the terms, conditions, and other provisions of the grants.

Under its charter, the Compensation Committee has the authority to retain or terminate any consulting firm used to evaluate director or executive compensation and to determine and approve the terms, costs and fees for such engagements. The Compensation Committee did not retain a compensation consultant in 2016 and has not engaged a compensation consultant for 2017.

Role of Chief Executive Officer

The Compensation Committee establishes compensation policies and practices for the chief executive officer. The chief executive officer recommends compensation packages for the remaining executive officers based on his review of our company’s performance and the executive’s contribution to this performance, and salary levels for our employees in general. After reviewing these recommendations and after discussion with the chief executive officer, the Compensation Committee makes whatever modifications it believes are appropriate.

Compensation Philosophy

The Board of Directors believes that executive compensation should vary with our performance in achieving our financial and non-financial objectives, should be tied to individual performance, and should be structured to align the interests of our executive officers with the interests of our stockholders. The Compensation Committee seeks to provide a total compensation package that is adequate and competitive in relation to the compensation practices of comparable companies of our size and type of business. Accordingly, the Compensation Committee provides salaries based upon individual performance together, where appropriate, with periodic cash bonuses and stock options based on our overall performance relative to our corporate objectives and the executive’s individual contributions.

The Compensation Committee has not adopted formal guidelines for allocating total compensation between long-term and current compensation or equity compensation and cash compensation but rather allocates on a case-by-case basis as appears appropriate in achieving objectives of our compensation philosophy.

In reviewing the competitiveness of our executive compensation, the Compensation Committee takes into account information from sources such as independent members of the Board of Directors and publicly available data relating to the compensation practices and policies of other companies in our industry. However, the Compensation Committee has not developed any specific list of peer group companies to inform its compensation decisions. Consistent with this view, the Compensation Committee has not targeted a predetermined percentile of any peer group companies in determining compensation. While benchmarking may not necessarily be appropriate for a company of our size or as a sole tool for setting compensation because some aspects of our business and objectives are unique to us, the Compensation Committee may in the future gather and review peer group information if the Compensation Committee determines it be important to its decision-making process.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a federal income tax deduction to public companies for certain compensation over $1,000,000 paid to a chief executive officer and the three other most highly compensated executive officers other than the chief financial officer. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee does not believe that Section 162(m) or other accounting and tax treatment of particular forms of compensation materially affect compensation decisions. However, the Compensation Committee will evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Components of Compensation

The primary elements of total compensation we historically pay to our executive officers, including the chief executive officer and the other executive officers identified under the “Summary Compensation Table” below, include the following:

●	base salary;

●	cash bonus;

●	awards under our equity incentive plans;

●	benefits under our defined contribution plans; and

●	benefits under our health and welfare benefits plans.

Base Salaries

Base salaries for executives are reviewed annually and adjustments are determined, where appropriate, to maintain salaries at competitive levels, taking into account each executive’s experience and individual performance, to maintain an equitable relationship between executive salaries and overall salaries for other employees, and to reflect the executive’s annual performance evaluation.

For 2016, the base salary of Mr. Eriksson and Mr. Lindqvist were maintained at the same level as 2015. In 2014, the base salary of Mr. Lindqvist upon his appointment as Chief Financial Officer was established at a rate comparable to that of the prior Chief Financial Officer.

Cash Bonuses

The Compensation Committee determines whether executives should receive cash bonuses based on our financial position, achievement of major corporate objectives, and the contribution of the executive, above normal expectations, to our overall success and achievements in creating stockholder value. The Compensation Committee may award bonuses at its discretion based upon subjective factors it determines after the conclusion of the year.

To date, the Compensation Committee has established a non-discretionary bonus structure solely for Mr. Eriksson as Chief Executive Officer tied to the performance of the share price of our common stock (NEON) relative to the price of the NASDAQ-100 Technology Sector Index (NDXT) based upon a maximum payout to Mr. Eriksson of 1,000,000 Swedish Kronor (“SEK”) (approximately $117,000 in 2016). If the price of shares of our common stock increases during the year by more than 25% of the increase in the price of the NASDAQ-100 Technology Sector Index, then Mr. Eriksson would be entitled to the maximum payout. If the price of shares of our common stock increases during the year at approximately the same percentage as the NASDAQ-100 Technology Sector Index, then Mr. Eriksson would be entitled to 50% of the maximum. The price of shares of our common stock in 2016 did not increase relative to the NASDAQ-100 Technology Sector Index. As a result, the Compensation Committee did not award a non-discretionary cash bonus to Mr. Eriksson for the fiscal year ended 2016.

As described under “Employment Agreements” below, Mr. Lindqvist’s employment agreements provides him with a bonus opportunity of up to 50% of his total yearly salary at the discretion of the chief executive officer. No bonus was awarded to Mr. Lindqvist for the fiscal year ended 2016.

Equity Incentive Plan Awards

We use the grant of options and other equity awards under our equity incentive plans, particularly the 2015 Stock Incentive Plan, as the primary vehicle for providing long-term incentive compensation opportunities to our employees, including executives. The options we have granted have a per share exercise price which is not less than the closing price of a share of our common stock on the NASDAQ Stock Market on the grant date. Accordingly, options granted under our equity incentive plans have no value unless the market price of our common stock increases after the grant date. Our equity incentive awards are designed to provide at-risk compensation that aligns management’s financial interests with those of our stockholders, encourages management ownership of our common stock, supports the achievement of corporate financial objectives, and provides competitive equity reward opportunities. When determining whether to grant equity awards, the Compensation Committee considers the executive’s responsibilities and anticipated contributions to achieving our performance goals, and its judgment about whether the complete compensation package provided to the executive is sufficient to retain, motivate and adequately reward him. For 2016, the Compensation Committee did not grant equity incentive awards to the named executive officers.

Defined Contribution Plans

In accordance with Swedish practice, we contribute an amount equal to fifteen percent of the salary of our executives to Swedish pension organizations through an arrangement akin to a 401(k) plan.

Health and Welfare Benefits Plans

We provide employee benefits programs to our executives in Sweden, including healthcare, disability, and life insurance. Our employee benefits plans are provided on a non-discriminatory basis to all employees.

Severance and Change in Control Arrangements

Certain of the named executive officers will receive compensation if, under certain circumstances, their employment is terminated by our company or in connection with a change in control of our company. See “Payments Upon Termination or Change in Control” below for a description of these provisions. We believe that change in control arrangements should represent a fair allocation of the risks of termination between us and the executive, preserving a measure of economic security for the executive while making it possible for employment to be terminated without additional liability to our company in the event of changes in our condition and affairs.

Clawback Policy

The Board of Directors has adopted a policy giving it authority to retroactively recoup any cash bonus or incentive compensation paid to any executive officer, including the named executive officers, where it is subsequently determined following a significant or material restatement of our financial statements that the award would not have been paid if performance had been measured in accordance with the restated financials for a period covering any of the three fiscal years preceding the restatement. We intend to amend this policy as needed to comply with any additional requirements of the Dodd-Frank Act with respect to clawbacks after the SEC adopts regulations implementing the requirements.

Insider Trading Policy

Pursuant to our company’s Policy Against Insider Trading and Securities Fraud, we prohibit our executive officers and directors from pledging their shares of our common stock or hedging the economic risk of ownership of their shares. To our knowledge, all of our executive officers and directors are in compliance with these anti-pledging and anti-hedging provisions. In addition, pursuant to the Policy Against Insider Trading and Securities Fraud and in accordance with applicable law, our executive officers and directors are prohibited from entering into short sale transactions of shares of our common stock.

Stock Ownership Guidelines

The Board of Directors believes that the interests of our executive officers and our stockholders should be aligned and for this reason supports our executive officers acquiring or maintaining a significant equity ownership position in our company so as to have a meaningful personal financial stake in our success. Mr. Eriksson beneficially owns approximately five percent of our common stock. However, we have not adopted formal stock ownership guidelines.

Summary Compensation Table

The following table presents information regarding compensation earned by the named executive officers. Mr. Eriksson and Mr. Lindqvist are compensated in Swedish Kronor (“SEK”); accordingly, for purposes of this table, compensation paid in SEK has been converted to US Dollars at an approximate weighted average exchange rate of 8.55, 8.43, and 6.86 SEK to one US Dollar for the years ended December 31, 2016, 2015, and 2014 respectively.

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards(2)	All Other Compensation(3)	Total
Thomas Eriksson	2016	$219,983	—	—	$29,172	$249,155
Chief Executive Officer	2015	$215,231	—	$30,040	$28,639	$273,910
	2014	$264,540	—	—	$24,463	$289,003

Lars Lindqvist	2016	$176,655	—	—	$25,804	$202,459
Chief Financial Officer(4)	2015	$177,936	—	$15,020	$26,087	$219,043
	2014	$86,459	$43,752	—	$83,186	$213,397

(1)	For 2016, includes cash payments of approximately $10,000 to Mr. Eriksson and $1,000 to Mr. Lindqvist in lieu of vacation time.

(2)	Amounts presented are calculated as of the grant date of the option award in accordance with the provisions of US generally accepted accounting standards. Refer to “Stock-Based Compensation” in Note 9 to the consolidated financial statements in the 2016 Form 10-K for the valuation assumptions made in the Black-Scholes option pricing model used to calculate the fair value of the option awards.

(3)	For 2016, represents matching contributions to Swedish defined contribution plan.

(4)	Mr. Lindqvist became an executive officer of our company effective August 15, 2014. Prior to that date, he received compensation as a non-employee director of our company as described in our 2015 Proxy Statement. The amounts presented in this table do not reflect 2014 compensation paid to Mr. Lindqvist before he became an executive officer.

Employment Agreements

On March 5, 2014, our company entered into an employment agreement with Mr. Eriksson. Under his employment agreement, Mr. Eriksson is entitled to receive a monthly salary of 150,000 SEK (approximately $17,500 monthly in 2016). Mr. Eriksson’s employment agreement also provides that he is eligible to receive a discretionary annual bonus up to 1,000,000 SEK (approximately $117,000 in 2016) and may participate in other bonus and stock option programs. In addition, Mr. Eriksson is eligible to receive health care, pension, and other benefits available to Neonode’s Swedish employees. His employment agreement contains other customary Swedish employment and post-termination provisions.

On August 5, 2014, our company entered into an employment agreement with Mr. Lindqvist. Under his employment agreement, Mr. Lindqvist is entitled to receive a monthly salary of 125,000 SEK (approximately $15,000 monthly in 2016). Mr. Lindqvist’s employment agreement also provides that he is eligible to receive a discretionary annual bonus of up to 50% of his total yearly salary and may participate in other bonus and stock option programs. In addition, Mr. Lindqvist is eligible to receive health care, pension, and other benefits available to Neonode’s Swedish employees. His employment agreement contains other customary Swedish employment and post-termination provisions.

The summaries of the employment agreements above are qualified in their entirety by reference to the actual agreements, copies of which are incorporated by reference into this 2016 Form 10-K.

Grant of Plan Based Awards

No equity awards were granted to the named executive officers during the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by the named executive officers as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Thomas Eriksson	40,000	(1)	—	$4.15	3/03/2018
	239,000	(2)	—	$4.25	4/26/2019

Lars Lindqvist	20,000	(1)	—	$4.15	3/03/2018
	90,000	(2)(3)	—	$4.25	4/26/2019
	10,000	(3)(4)		$6.21	1/08/2021

(1)	Fully vested on the March 3, 2015 grant date.
(2)	One-third vested on the April 26, 2012 grant date and the remaining two-thirds vested monthly over the subsequent twenty-four months.
(3)	Represents award granted on April 26, 2012 as a member of the Board of Directors.
(4)	One-third vested one year after the January 8, 2014 grant date and the remaining two-thirds vested monthly over the subsequent twenty-four months.

Option Exercises

No options were exercised by the named executive officers during the fiscal year ended December 31, 2016.

Potential Payments Upon Termination or Change of Control

Payments Upon Termination

Mr. Eriksson and Mr. Lindqvist are not entitled to any severance or other additional benefits upon termination of their employment with our company.

In addition, the terms of the outstanding option award agreements held by the named executive officers do not contain a provision that would accelerate the option if the employment of the executive officer is terminated for any reason.

Severance and Other Benefits Upon Change of Control

The Board of Directors has an unwritten understanding with Mr. Eriksson that if his employment terminates due to a Change in Control Termination, he would be entitled to receive an amount equal to six months of base salary paid in equal monthly installments over the six months following the Change in Control Termination. The understanding of the Board of Directors is that “Change in Control” and “Change in Control Termination” as applied to Mr. Eriksson shall be determined in the same manner as in executive severance agreements entered into with executives who have since separated from our company, including David Brunton who served as Chief Financial Officer prior to Mr. Lindqvist. Consistent with those past executive severance agreements, the understanding of the Board of Directors is that a “Change in Control” generally means the sale of more than 50% of our company’s assets or stock to a purchaser or group of purchasers, or a merger in which our stockholders receive less than 50% of the voting shares of the surviving entity, and a “Change in Control Termination” generally means an involuntary termination without cause or a voluntary termination with good reason, either of which occurs within six months of a Change in Control.

Mr. Lindqvist is not contractually entitled to, nor is there any unwritten understanding with the Board of Directors regarding, any severance or other additional benefits upon termination of his employment in connection with the change in control of our company.

In addition, the terms of the outstanding option award agreements held by the named executive officers do not contain provisions that would accelerate their options if their employment is terminated in connection with a change in control of our company.

Director Compensation

In 2016, Messrs. Bystedt, Reardon, Dahlin, and Löfgren received fees for serving as members of the Board of Directors. The annual retainer for Mr. Bystedt for serving as Chairman of the Board is 624,000 Swedish Kronor (“SEK”) (approximately $96,000 in 2011 when his annual chairmanship fee was established). In addition, we contribute approximately 5% of Mr. Bystedt’s compensation to a Swedish pension organization. The annual retainer for the other non-employee directors is $48,000. Directors do not receive per-meeting fees. The members of the Board also are eligible for reimbursement for their expenses incurred in attending Board meetings.

None of our directors received stock option awards in 2016.

The following table lists the compensation paid to non-employee directors for their services as members of the Board for the fiscal year ended December 31, 2016. Compensation paid to Mr. Eriksson is presented as part of the “Summary Compensation Table” above. Mr. Bystedt and Mr. Löfgren are paid in our local currency; accordingly, for purposes of this table, their compensation has been converted to US Dollars at an approximate weighted average exchange rate of 8.55 SEK to one US Dollar.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Per Bystedt	$94,670	-	$3,802	$98,472
Mats Dahlin	$48,000	-		$48,000
Per Löfgren	$48,041	-		$48,041
John Reardon	$48,000	-		$48,000

Report of the Compensation Committee

The Compensation Committee of the Board of Directors of Neonode Inc. has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment No. 1 to the Annual Report on Form 10-K of Neonode. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 2016 Form 10-K of Neonode.

THE COMPENSATION COMMITTEE
Mats Dahlin, Chairman
Per Löfgren
John Reardon

The foregoing Report of the Compensation Committee is not soliciting material, shall not be deemed filed with the Securities and Exchange Commission and shall not be incorporated by reference in any filing of Neonode under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation

In 2016, none of the members of the Compensation Committee were current or former officers or employees of our company at the time they were serving on the Compensation Committee. As a result, there were no “interlocks” as defined by the rules of the SEC with respect to any member of the Compensation Committee during 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table presents certain information as of April 21, 2017 regarding the beneficial ownership of shares of our common stock by: (i) principal stockholders known by us to be beneficial owners of more than five percent of common stock; (ii) each director; (iii) each of the named executive officers, as identified under “Summary Compensation Table” above; and (iv) all of our directors and executive officers as a group. To our knowledge, none of the beneficial owners listed below owned shares of our preferred stock as of April 21, 2017.

Percentage ownership is based on 48,844,586 shares, representing the aggregate number of shares of our common stock and Series B preferred stock outstanding as of April 21, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants held by that person that are exercisable at the present time or within 60 days of April 21, 2017 are considered outstanding; however, these shares are not considered outstanding when computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Neonode Inc., Storgatan 23C, 11455, Stockholm, Sweden.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Class
AWM Investment Company, Inc.(1)	3,666,195	7.5%
c/o Special Situations Funds 527 Madison Avenue Suite 2600 New York, NY 10022

Per Bystedt(2)(3)	3,248,322	6.6%

Thomas Eriksson(2)(4)	2,506,900	5.1%

Mats Dahlin(2)(5)	1,304,825	2.7%

Per Löfgren(2)	45,000	*

John Reardon(2)(6)	120,034	*

Lars Lindqvist(2)	170,000	*

All Directors and Executive Officers as a Group (6 persons)	7,395,081	14.9%

*	Less than 1%
(1)	Based upon information contained in a Schedule 13G filed with the SEC on February 10, 2017 by AWM Investment Company, Inc. with respect to the beneficial ownership of shares of our common stock as of December 31, 2016.
(2)	Includes 110,000, 279,000, 110,000, 30,000, 110,000, and 120,000 shares of our common stock that Messrs. Bystedt, Eriksson, Dahlin, Löfgren, Reardon, and Lindqvist, respectively, have the right to acquire beneficial ownership of through the exercise of outstanding stock options.
(3)	Includes 2,789,707 shares of our common stock held by Phenning Holdings Ltd, an entity beneficially owned by Mr. Bystedt.
(4)	Includes 2,121,062 shares of our outstanding common stock and 106,838 shares issuable upon exercise of a purchase warrant held by Wirelesstoys AB, an entity beneficially owned by Mr. Eriksson.
(5)	Includes 991,825 shares of our common stock held by Davisa Ltd, an entity beneficially owned by Mr. Dahlin.
(6)	Includes 2,754 shares of our common stock held by The RTC Group, an entity beneficially owned by Mr. Reardon.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by securityholders(2)	1,846,000	$4.31	1,655,000
Equity compensation plans not approved by securityholders	—	—	—
Total	1,846,000	$4.31	1,655,000

(1)	Refer to Note 9 “Stock-Based Compensation” in the Notes to the consolidated financial statements in the 2016 Form 10-K for additional information about our equity compensation plans and arrangements.

(2)	Includes the 2006 Equity Incentive Plan and the 2015 Stock Incentive Plan. However, the 2006 Equity Incentive Plan has expired with respect to future issuances.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors has adopted a written policy that addresses related person transactions requiring disclosure under Item 404 of Regulation S-K as promulgated by the SEC. A related person of our company includes a director, a director nominee, an executive officer, a stockholder beneficially owning a more than five percent voting interest in our company, or an immediate family member of any of the foregoing. Under the policy, any transaction in which a related person has a direct or indirect material interest and where the amount exceeds $120,000 must be approved by disinterested members of the Board of Directors.

In determining whether to approve or ratify a related person transaction, the Board of Directors will take into account, whether (i) the terms are fair to our company and on the same basis generally available to an unrelated person, (ii) there are business reasons for our company to enter into the transaction, (iii) it would impair independence of an outside director, and (iv) it would present an improper conflict of interest, taking into account factors that the Board of Directors deems relevant.

Since the beginning of 2016 and including any currently proposed, there have been no related person transactions in respect of our company within the scope of Item 404(a) of Regulation S-K as promulgated by the SEC.

Director Independence

The Board of Directors has determined that each of Messrs. Dahlin, Löfgren, and Reardon is an independent director within the meaning of the applicable NASDAQ Stock Market rules. The Board is composed of a majority of independent directors.

ITEM 14	Principal AccountING Fees and Services

The following table lists aggregate fees billed to us for the fiscal years ended December 31, 2016 and 2015, by KMJ Corbin and Company LLP, our company’s independent registered public accounting firm.

	2016	2015
Audit Fees	$246,000	$251,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$246,000	$251,000

Audit Fees. These represent aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and internal control over financial reporting, the review of the condensed consolidated financial statements included in our quarterly reports, and the review of registration statements including consents provided therewith and related matters.

Pre-Approval of Audit and Non-Audit Services

Pursuant to applicable law, and as set forth in the terms of its charter, the Audit Committee of the Board of Directors is responsible for appointing, setting compensation for, and overseeing the work of our company’s independent registered public accounting firm. Any audit or non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the Audit Committee in advance of the performance of such services. All of the fees earned by KMJ Corbin and Company LLP described above were attributable to services pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the exhibit index of the Original Filing are filed as part of or incorporated by reference into this Amendment No. 1.

In addition, the following exhibits are included in and filed herewith as part of this Amendment No. 1.

Exhibits Number	Description
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: April 28, 2017	By:	/s/ Lars Lindqvist
Lars Lindqvist Chief Financial Officer, Vice President, Finance, Treasurer and Secretary

