Form 10-Q
period 2017-03-31
Neonode, Inc
filed 2017-05-09
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2017 was 48,844,503.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2017

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		1

	Item 1	Financial Statements	1

		Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016 (Audited)	1

		Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	2

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016	3

		Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	4

		Notes to Unaudited Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4	Controls and Procedures	31

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	32

	Item 1A	Risk Factors	32

	Item 6	Exhibits	32

SIGNATURES			33

EXHIBITS

PART I.    Financial Information

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,706	$3,476
Accounts receivable, net	1,007	1,548
Projects in process	159	-
Inventory	1,544	696
Prepaid expenses and other current assets	2,007	1,949
Total current assets	6,423	7,669

Investment in joint venture	3	3
Property and equipment, net	2,008	2,031
Total assets	$8,434	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,355	$1,286
Accrued payroll and employee benefits	1,018	1,001
Accrued expenses	139	172
Deferred revenues	1,580	1,921
Current portion of capital lease obligations	233	228
Total current liabilities	4,325	4,608

Capital lease obligations, net of current portion	916	960
Total liabilities	5,241	5,568

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at March 31, 2017 and December 31, 2016. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 48,844,503 and 48,844,503 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	49	49
Additional paid-in capital	183,687	183,667
Accumulated other comprehensive loss	(164)	(171)
Accumulated deficit	(179,913)	(179,040)
Total Neonode Inc. stockholders’ equity	3,659	4,505
Noncontrolling interests	(466)	(370)
Total stockholders' equity	3,193	4,135
Total liabilities and stockholders’ equity	$8,434	$9,703

The accompanying notes are an integral part of these condensed consolidated financial statement.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenue:
License fees	$2,121	$2,468
Sensor module sales	210	-
Non-recurring engineering	1	664
Total revenues	2,332	3,132
Cost of revenues:
Sensor module	101	-
Non-recurring engineering	4	595
Total cost of revenues	105	595

Total gross margin	2,227	2,537

Operating expenses:
Research and development	1,315	1,949
Sales and marketing	702	816
General and administrative	1,088	1,060

Total operating expenses	3,105	3,825
Operating loss	(878)	(1,288)

Other expense:
Interest expense	17	3
Other expense, net	-	41
Total other expense	17	44

Loss before provision for income taxes	(895)	(1,332)

Provision for income taxes	74	67
Net loss including noncontrolling interests	(969)	(1,399)
Less: Net loss attributable to noncontrolling interests	96	32
Net loss attributable to Neonode Inc.	$(873)	$(1,367)

Loss per common share:
Basic and diluted loss per share	$(0.02)	$(0.03)
Basic and diluted – weighted average number of common shares outstanding	48,845	43,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016

Net loss	$(969)	$(1,399)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(35)
Comprehensive loss	(962)	(1,434)
Less: Comprehensive loss attributable to noncontrolling interests	96	32
Comprehensive loss attributable to Neonode Inc.	$(866)	$(1,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(969)	$(1,399)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	20	114
Loss on disposal of property and equipment	-	41
Depreciation and amortization	160	57

Changes in operating assets and liabilities:
Accounts receivable	542	697
Projects in process	(159)	36
Inventory	(845)	-
Prepaid expenses and other current assets	(31)	(325)
Accounts payable and accrued expenses	18	339
Deferred revenues	(341)	461
Net cash (used in) provided by operating activities	(1,605)	21

Cash flows from investing activities:
Purchase of property and equipment	(104)	(156)
Net cash used in investing activities	(104)	(156)

Cash flows from financing activities:
Principal payments on capital lease obligation	(58)	(15)
Net cash used in financing activities	(58)	(15)

Effect of exchange rate changes on cash	(3)	8

Net decrease in cash	(1,770)	(142)
Cash at beginning of period	3,476	3,082
Cash at end of period	$1,706	$2,940

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$7
Cash paid for interest	$17	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Operations

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops optical touch and gesture solutions for human interaction with devices. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 45 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized embedded sensors that incorporate our technology to OEMs, Tier 1 Suppliers, distributors and our branded products sold directly to consumers.

Reclassifications

Revenues and cost of sales for the period ended March 31, 2016 are now reported as license fees, sensor module sales and non-recurring engineering instead of net revenues in the accompanying condensed consolidated statement of operations, in order to conform to current period presentation.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.9 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of approximately $179.9 million and $179.0 million as of March 31, 2017 and December 31, 2016, respectively. In addition, operating activities used cash of approximately $1.6 million for the three months ended March 31, 2017 and operating activities provided cash of approximately $21,000 for the three months ended March 31, 2016.

In March 2017, we filed a $20 million shelf registration statement with the SEC that became effective on March 24, 2017. We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. Our shelf registration statement will expire on March 24, 2020.

In June 2014, we filed a shelf registration statement with the SEC that became effective on June 12, 2014. We may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. As of March 31, 2017 there were 1,800,000 shares remaining for issuance under this existing shelf registration statement. This shelf registration statement will expire on June 12, 2017.

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

Under the terms of the August 2016 Securities Purchase Agreement, we issued warrants (the “Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the Purchase Warrants have been exercised as of May 5, 2017. If the warrants are fully exercised, we will receive approximately $4.8 million in proceeds.

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

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

As described above, upon the exercise of the Purchase Warrants issued in August 2016, we will receive up to approximately $4.8 million in proceeds. These Purchase Warrants are presently exercisable and are “in-the-money.” In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

We use the equity method of accounting to record our investments in the common stock of each entity in which Neonode has the ability to exercise significant influence, but does not own a majority equity interest. Under the equity method, our investment is originally included in equity interests at cost, and is adjusted to recognize our share of net earnings or losses of the investee, in our condensed consolidated balance sheets; our share of net income (loss) is reported in our condensed consolidated statements of operations according to our equity ownership in each entity.

The condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of March 31, 2017 and December 31, 2016, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $159,000 as of March 31, 2017. There were no costs capitalized in projects in process as of December 31, 2016.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2017 and December 31, 2016, the Company’s inventory consists primarily of components that will be used in the manufacturing of our first sensor module, AirBar. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$806	$522
Work-in-Process	168	42
Finished goods	570	132
Ending inventory	$1,544	$696

Investment in JV

We have invested $3,000, for a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through March 31, 2017.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2017, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $7,000 and $(35,000) during the three months ended March 31, 2017 and 2016, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $20,000 and $13,000 during the three months ended March 31, 2017 and 2016, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of March 31, 2017, three customers represented approximately 72% of the Company’s accounts receivable.

As of December 31, 2016, three customers represented approximately 59% of the Company’s accounts receivable.

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2017 are as follows:

●	Hewlett Packard Company – 31%

●	Canon – 17%

●	Amazon – 12%

●	Robert Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2016 are as follows:

●	Hewlett Packard Company – 40%

●	Amazon – 18%

●	Autoliv Development AB – 12%

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2017.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended March 31, 2017 and 2016, no losses related to SOW projects were recorded.

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

Revenue is recognized when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. Contracts, Internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.

●	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

●	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

●	Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of March 31, 2017 and December 31, 2016. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2017	December 31, 2016
Balance at beginning of period	$11	$-
Provisions for warranty issued	1	11
Balance at end of period	$12	$11

The Company accrues for warranty costs as part of its cost of sales of sensor modules based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 to 36 months from the customer receipt of the product.

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of March 31, 2017 and December 31, 2016, we have $1.3 million and $1.8 million, respectively, of deferred license fee revenue related to prepayments for future license fees from four customers, respectively. We defer AirBar revenues until distributors sell the AirBar to their end customers. As of March 31, 2017 and December 31, 2016 we had $0.1 million of deferred revenue from our AirBar sales. As of March 31, 2017 we had $0.1 million of deferred engineering development fees from two customers. As of December 31, 2016 there were no deferred engineering development fees.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2017 and 2016 amounted to approximately $147,000 and $80,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2017 and December 31, 2016. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2017 and December 31, 2016, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2017 and 2016. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2017 and 2016 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 7).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets as accumulated other comprehensive loss.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2017	2016
Swedish Krona	8.92	8.45
Japanese Yen	113.71	115.36
South Korean Won	1,150.18	1,193.75
Taiwan Dollar	31.05	33.06

Exchange rate for the consolidated balance sheets was as follows:

	Periods Ended
	March 31,	December 31,
	2017	2016
Swedish Krona	8.94	9.07
Japanese Yen	111.75	116.97
South Korean Won	1,116.94	1,205.11
Taiwan Dollar	30.35	32.28

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

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, the ASU requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. The Company adopted ASU 2015-17 for the quarter ended March 31, 2017. We adopted this guidance at the beginning of our first quarter of fiscal year 2017, and determined there is no impact on our condensed consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The Company adopted ASU 2016-07 in the quarter ended March 31, 2017. We adopted this guidance at the beginning of our first quarter of fiscal year 2017, and determined there is no impact on our condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter ended March 31, 2017. We adopted this guidance at the beginning of our first quarter of fiscal year 2017, and determined there is no impact on our condensed consolidated financial statements and disclosures.

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

3. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2017, there were no activities that affected common stock.

Preferred Stock

We have one class of preferred stock outstanding. There were no activities that affected preferred stock during the three months ended March 31, 2017.

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of March 31, 2017.

	Shares of Preferred Stock Not Exchanged as of March 31, 2017	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2017

Series B Preferred stock	83	132.07	10,962

4. Stock-Based Compensation

The stock-based compensation expense for the three months ended March 31, 2017 and 2016 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Research and development	$-	$43
Sales and marketing	14	62
General and administrative	6	9
Total stock-based compensation expense	$20	$114

Remaining unrecognized expense at March 31, 2017
Stock-based compensation	$64

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 0.9 years.

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

As of March 31, 2017 we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,846,000	$4.39
Granted	-	-
Forfeited	(90,000)	8.21
Outstanding at March 31, 2017	1,756,000	$4.20

The aggregate intrinsic value of the 1,756,000 stock options that are outstanding, vested and expected to vest as of March 31, 2017 was approximately $4,000.

For the three months ended March 31, 2017 and 2016, we recorded $20,000 and $0.1 million, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three months ended March 31, 2017, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Warrants

As of March 31, 2017 and December 31, 2016, there were 7,913,676 warrants to purchase common stock outstanding. There was no activity during the three months ended March 31, 2017.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2017 and December 31, 2016.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of March 31, 2017, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V pursuant to which ST Microelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse ST Microelectronics up to $835,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)

●	$300,000 on completion of tape-out (paid on October 31, 2015)

●	$300,000 on completion on product validation ($100,000 paid and $200,000 accrued as of March 31, 2017)

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of March 31, 2017, we had paid $635,000 under the NN1003 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three months ended March 31, 2017 and 2016 were to customers located in the U.S., Europe and Asia. Of our total assets, 29% and 43% were held in the U.S. as of March 31, 2017 and December 31, 2016, respectively, and 69% and 55% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,167	50%	$2,005	64%
Net revenues from customers in Asia	834	36%	560	18%
Net revenues from customers in Europe	331	14%	567	18%
	$2,332	100%	$3,132	100%

7. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2017 and 2016 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 3,000 and 1,000 outstanding stock options and 4.9 million and 0 outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2017 and 2016, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended March 31,
	2017	2016
BASIC AND DILUTED
Weighted average number of common shares outstanding	48,845	43,810
Net loss attributable to Neonode Inc.	$(873)	$(1,367)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

8. Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our remediation and detection of material weaknesses in our internal control over financial reporting and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, “registrant”, or the “Company”.

Overview

Neonode Inc. develops user interface and optical interactive touch and gesture solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 45 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized sensor modules that incorporate our technology to OEMs and Tier 1 suppliers, distributors and our branded products directly to consumers.

Licensing

As of March 31, 2017, we had forty-one technology license agreements with global OEMs and ODMs. During the three months ended March 31, 2017, we had sixteen customers using our touch technology in products that were being shipped to customers. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-six months.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2017 vs 2016
	2017	2016	Variance in Dollars	Variance in Percent
Revenue:
License Fees	$2,121	$2,468	$(347)	(14.1)%
Percentage of revenue	91.0%	78.8%
Sensor Modules	$210	$-	$210	100%
Percentage of revenue	9.0%	-
NRE	$1	$664	$(663)	(99.8)%
Percentage of revenue	-%	21.2%
Total Revenue	$2,332	$3,132	$(800)	(25.5)%

Cost of Sales:
Sensor Modules	$101	$-	$101	100%
Percentage of revenue	4.3%	-
NRE	$4	$595	$(591)	(99.3)%
Percentage of revenue	0.2%	19.0%
Total Cost of Sales	$105	$595	$(490)	(82.4)%

Total Gross Margin	$2,227	$2,537	$(310)	(12.2)%

Operating Expense:
Research and development	$1,315	$1,949	$(634)	(32.5)%
Percentage of revenue	56.4%	62.2%
Sales and marketing	702	816	(114)	(14.0)%
Percentage of revenue	30.1%	26.1%
General and administrative	1,088	1,060	28	2.6%
Percentage of revenue	46.7%	33.8%
Total Operating Expenses	$3,105	$3,825	$(720)	(18.8)%
Percentage of revenue	133.1%	122.1%

Operating Loss	$(878)	$(1,288)	$(410)	(31.8)%
Percentage of revenue	37.7%	41.1%
Other Expenses	(17)	(44)	(27)	(61.4)%
Percentage of revenue	0.7%	1.4%
Net Loss	(873)	(1,367)	(494)	(36.1)%
Percentage of revenue	37.4%	43.6%
Net Loss per share	$(0.02)	$(0.03)	$(0.01)	(33.3)%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three months ended March 31, 2017 and 2016 were to customers located in the U.S., Europe and Asia

The following table presents revenues by market for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	2017
	Amount	Percentage
Revenues from Automotive	$597	26%
Revenue from Consumer Electronics	1,525	65%
Revenues from AirBar	210	9%
Total	$2,332	100%

	2016
	Amount	Percentage
Revenues from Automotive	$1,015	32%
Revenues from Consumer Electronics	2,117	68%
Total	$3,132	100%

Net revenues for the three months ended March 31, 2017 and 2016 were $2.3 million and $3.1 million, respectively. Our net revenues for the three months ended March 31, 2017 and 2016 included $2.1 million and $2.5 million, respectively, from technology license fees, $0.01million and $0.6 million, respectively, in non-recurring engineering services (“NRE”) related to our touch solutions for customers and $0.2 million and $0 from sales of Airbar, respectively.

The decrease of 26% in net revenues for the three month period 2017 as compared to the same period in 2016 is primarily due to a decrease in engineering development fees and a onetime $0.3 million increase in license fees in the first quarter 2016 related to a catch-up of license fees from HP.

Gross Margin

Our combined total gross margin was 95% and 81% in the three months ended March 31, 2017 and 2016. The increase in total gross margin in 2017 as compared to 2016 is primarily due to license fees with a 100% gross margin are a higher percentage of our total revenue in 2017 compared to 2016. In the three months ended March 31, 2017, license fees accounted for 91% of total revenue compared to 79% in the same period in 2016. There were no NRE revenues in the three months ended March 31, 2017. NRE projects had a 10% margin in the three months ended March 31, 2016. Gross margin on Airbar sales in the three months ended March 31, 2017 was 52%.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contract and cost of goods sold for AirBar includes fully burdened manufacturing, outsourced final assembly and component costs.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2017 and 2016 were $1.3 million and $1.9 million, respectively. The decrease is mainly related to a reduction in full custom design projects requiring fewer resources and external consultants. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. There was no non-cash stock-based compensation expense included in R&D expenses in the three months ended March 31, 2017. Included in R&D expenses is $43,000 of non-cash stock-based compensation expense for the three months ended March 31, 2016.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 and 2016 were $0.7 million and $0.8 million, respectively. The expenses for the three months ended March 31, 2017 had a slight reduction compared to the same period in 2016 primarily due to a reduction of non-cash stock-based compensation expense to $14,000 for the three months ended March 31, 2017 compared to $62,000 for the same period in 2016. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products and the sale of our AirBar device to qualified global distributors.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2017 and 2016 were $1.1 million and $1.1 million, respectively. Included in G&A expenses is $6,000 and $9,000 of non-cash stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was (8%) and (5%) for the three months ended March 31, 2017 and 2016, respectively. The negative tax rate in the three months ended March 31, 2017 is due to withholding taxes from sales in Asia. We recorded valuation allowances for the three month periods ended March 31, 2017 and 2016 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $0.9 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of March 31, 2017, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V pursuant to which ST Microelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse ST Microelectronics up to $835,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)

●	$300,000 on completion of tape-out (paid on October 31, 2015)

●	$300,000 on completion on product validation ($100,000 paid and $200,000 accrued as of March 31, 2017).

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of March 31, 2017, we had paid $635,000 under the NN1003 Agreement.

Operating Leases

We lease office space located at 2880 Zanker Road, San Jose, CA 95134 USA. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $406,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2017. The lease can be extended on a yearly basis.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $89,000 per year. The lease is valid through December 9, 2017.

Our subsidiary Neonode Japan K.K. leases office space located at at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The annual payment for this space equates to approximately $24,000 per year. The lease can be terminated with one month’s notice.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. The annual payment for this space equates to approximately $9,000 per year. We can terminate the lease with 2 months written notice.

Our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The annual payment for this space equates to approximately $14,000 per year. The lease is renewed every three months unless termination is notified.

For the three months ended March 31, 2017 and 2016, we recorded approximately $161,000 and $218,000, respectively, for rent expense.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2017 is as follows (in thousands):

Years ending December 31,	Total
2017	$333
2018	-
2019	-
$333

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

In 2016, we have entered into six leases for component production equipment. Under the terms of five of the lease agreements we are obligated to purchase the equipment at the end of the original 3-5 year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as capital leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment will be paid off after 5 years. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of March 31, 2017 (in thousands):

Year ending December 31,	Total
2017	$199
2018	265
2019	262
2020	264
2021	245
Total minimum payments required:	1,235
Less amount representing interest:	(86)
Present value of net minimum lease payments:	1,149
Less current portion	(233)
$916

Equipment under capital lease	$1,694
Less: accumulated depreciation	(300)
Net book value	$1,394

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

As of March 31, 2017, we had cash of $1.7 million compared to $3.5 million as of December 31, 2016.

Working capital (current assets less current liabilities) was $2.1 million as of March 31, 2017, compared to $3.1 million as of December 31, 2016.

Net cash used in operating activities for the three months ended March 31, 2017 was $1.6 million and was primarily the result of (1) a net loss of approximately $1.0 million and (2) approximately $0.8 million in net cash used in changes in operating assets and liabilities and (3) approximately $0.2 million in non-cash operating expenses, comprised of depreciation and amortization.

Accounts receivable decreased by approximately $0.5 million as of March 31, 2017 compared with December 31, 2016. This is due to the timing of the payments received from customers.

Deferred revenues increased by approximately $0.3 million during the three months ended March 31, 2017 compared with December 31, 2016, mainly due to recognition of revenue from customers that have prepaid license fees.

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

In the three months ended March 31, 2017 and 2016, we purchased approximately $104,000 and $156,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $58,000 during the three months ended March 31, 2017 was the result of principal payments on a capital leases.

Net cash used in financing activities of $15,000 during the three months ended March 31, 2016 was the result of principal payments on a capital lease.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.0 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of approximately $179.9 million and $179.0 million as of March 31, 2017 and December 31, 2016, respectively. In addition, operating activities used cash of approximately $1.6 million for the three months ended March 31, 2017 and operating activities provided cash of approximately $21,000 for the three months ended March 31, 2016.

In August 2016, we entered into a the Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which we issued a total of 8,627,352 shares of common stock, as described below, and warrants for an aggregate purchase price of $7.9million in net proceeds. The total number of shares included (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000shares at a price of $1.00 per share to outside investors for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares issuable upon exercise of warrants (the “Pre-Funded Warrants”) by outside investors for which we received $3,564,000 pre-funded in proceeds and will receive up to $36,000 in proceeds upon future cash exercises.

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

We expect that our revenues will increase, which will provide us with improved cash flows from operations for at least the next twelve months. In the event that we are unable to meet our revenue targets, we will have to explore alternative methods to conserve our cash position. Should we find it necessary to delay or scale back certain activities, our business, financial condition, and results of operations could be materially affected. While there is no assurance that the Company can meet its revenue targets, management anticipates that it can continue operations for at least the next twelve months.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar, and is subject to foreign currency exchange rate risk. Any increase or decrease in the exchange rate of the U.S. Dollar compared to the Swedish Krona, Japanese Yen, South Korean Won or Taiwan Dollar will impact our future operating results. Our consolidated net revenues for the three months ended March 31, 2017 are denominated in U.S. Dollars and approximately 79% of our consolidated operating costs for the three months ended March 31, 2017 are denominated in Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar. We do not currently enter into forward-exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if our operations change and we determine that our foreign exchange exposure has increased, we may consider entering into hedging transactions to mitigate such risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 9, 2017	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

