Form 10-Q
period 2017-06-30
Neonode, Inc
filed 2017-08-09
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2017 was 48,844,503.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2017

PART I.    Financial Information

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,408	$3,476
Accounts receivable, net	1,230	1,548
Projects in process	182	-
Inventory	2,128	696
Prepaid expenses and other current assets	2,124	1,949
Total current assets	7,072	7,669

Investment in joint venture	3	3
Property and equipment, net	3,725	2,031
Total assets	$10,800	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,583	$1,286
Accrued payroll and employee benefits	1,190	1,001
Accrued expenses	207	172
Note payable	1,776	-
Deferred revenues	1,374	1,921
Current portion of capital lease obligations	530	228
Total current liabilities	6,660	4,608

Capital lease obligations, net of current portion	1,908	960
Total liabilities	8,568	5,568

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at June 30, 2017 and December 31, 2016. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 70,000,000 shares authorized with par value $0.001 per share; 48,844,503 and 48,844,503 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	49	49
Additional paid-in capital	183,706	183,667
Accumulated other comprehensive loss	(49)	(171)
Accumulated deficit	(180,911)	(179,040)
Total Neonode Inc. stockholders’ equity	2,795	4,505
Noncontrolling interests	(563)	(370)
Total stockholders’ equity	2,232	4,135
Total liabilities and stockholders’ equity	$10,800	$9,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
License fees	$1,965	$2,012	$4,086	$4,480
Sensor module	213	-	423	-
Non-recurring engineering	151	562	152	1,226
Total revenues	2,329	2,574	4,661	5,706
Cost of revenues:
Sensor module	258	-	359	-
Non-recurring engineering	133	385	137	980
Total cost of revenues	391	385	496	980

Total gross margin	1,938	2,189	4,165	4,726

Operating expenses:
Research and development	1,300	1,771	2,615	3,720
Sales and marketing	713	669	1,415	1,485
General and administrative	1,123	1,040	2,211	2,100

Total operating expenses	3,136	3,480	6,241	7,305
Operating loss	(1,198)	(1,291)	(2,076)	(2,579)

Other expense:
Interest expense	18	12	35	15
Other expense, net	-	1	-	42
Total other expense	18	13	35	57

Loss before provision for income taxes	(1,216)	(1,304)	(2,111)	(2,636)

(Benefits from) provision for income taxes	(121)	112	(47)	179
Net loss including noncontrolling interests	(1,095)	(1,416)	(2,064)	(2,815)
Less: Net loss attributable to noncontrolling interests	97	85	193	117
Net loss attributable to Neonode Inc.	$(998)	$(1,331)	$(1,871)	$(2,698)

Loss per common share:
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Basic and diluted – weighted average number of common shares outstanding	48,845	43,817	48,845	43,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net loss	$(1,095)	$(1,416)	$(2,064)	$(2,815)
Other comprehensive income (loss):
Foreign currency translation adjustments	115	(31)	122	(66)
Comprehensive loss	(980)	(1,447)	(1,942)	(2,881)
Less: Comprehensive loss attributable to noncontrolling interests	97	85	193	117
Comprehensive loss attributable to Neonode Inc.	$(883)	$(1,362)	$(1,749)	$(2,764)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(2,064)	$(2,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39	170
Loss on disposal of property and equipment	-	42
Depreciation and amortization	400	128

Changes in operating assets and liabilities:
Accounts receivable	339	346
Projects in process	(182)	119
Inventory	(1,323)	(22)
Prepaid expenses and other current assets	(38)	(630)
Accounts payable and accrued expenses	344	(180)
Deferred revenues	(548)	767
Net cash used in operating activities	(3,033)	(2,075)

Cash flows from investing activities:
Purchase of property and equipment	(605)	(266)
Investment in joint venture	-	(3)
Net cash used in investing activities	(605)	(269)

Cash flows from financing activities:
Proceeds from note payable	1,713	-
Principal payments on capital lease obligations	(160)	(49)
Net cash provided by (used in) financing activities	1,553	(49)

Effect of exchange rate changes on cash	17	(56)

Net decrease in cash	(2,068)	(2,449)
Cash at beginning of period	3,476	3,082
Cash at end of period	$1,408	$633

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$179
Cash paid for interest	$30	$15

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment with capital lease obligations	$1,268	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Operations

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops optical touch and gesture solutions for human interaction with devices. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 50 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized embedded sensors that incorporate our technology to OEMs, Tier 1 Suppliers, distributors and our branded products sold directly to consumers.

Reclassifications

Revenues and cost of sales for the period ended June 30, 2016 are now reported as license fees, sensor module and non-recurring engineering instead of net revenues in the accompanying condensed consolidated statement of operations, in order to conform to current period presentation.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.0 million and $1.3 million and $1.9 million and $2.7 million for the three and six months ended June 30, 2017 and 2016, respectively, and had an accumulated deficit of approximately $180.9 million and $179.0 million as of June 30, 2017 and December 31, 2016, respectively. In addition, operating activities used cash of approximately $3.0 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

As described immediately below, we have obtained capital through private placements in recent years and currently have the ability to raise capital pursuant to an effective shelf registration statement.

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

                August 2016 Private Placement

In August 2016, we entered into a Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which we issued a total of 8,627,352 shares of common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares included (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 shares at a price of $1.00 per share to outside investors for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares issuable upon exercise of warrants (the “ 2016 Pre-Funded Warrants”) by outside investors for which we received $3,564,000 pre-funded in proceeds and will receive up to $36,000 in proceeds upon future cash exercises.

Under the terms of the 2016 Securities Purchase Agreement, we issued warrants (the “2016 Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The 2016 Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the 2016 Purchase Warrants have been exercised as of August 4, 2017. If the 2016 Purchase Warrants are fully exercised, we will receive approximately $4.8 million in cash proceeds.

August 2017 Private Placement

On August 2, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we agreed to issue a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. Under the terms of the 2017 Securities Private Placement, we also agreed to issue warrants (the “2017 Warrants”) to all investors in the private placement to purchase up to a total of 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable 12 months from the date of issuance and will expire three years from the date of issuance. In addition, the 2017 Warrants may not be exercised unless the Company has sufficient authorized shares of common stock. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

The proceeds from the August 2017 private placement are anticipated to be used to repay $1.8 million in short-term debt and for general corporate purposes including business development.

Copies of the Securities Purchase Agreement and the form of Warrant are filed as Exhibit 10.1 and Exhibit 4.1 hereto, and are incorporated herein by reference. The foregoing summaries of each of the 2017 Securities Purchase Agreement and the 2017 Warrants are qualified in their entirety by reference to such documents.

Shelf Registration Statement

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

The condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2017 and 2016 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of June 30, 2017 and December 31, 2016, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $182,000 as of June 30, 2017. There were no costs capitalized in projects in process as of December 31, 2016.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of June 30, 2017 and December 31, 2016, the Company’s inventory consists primarily of components that will be used in the manufacturing of our first sensor module, AirBar. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$992	$522
Work-in-Process	266	42
Finished goods	870	132
Ending inventory	$2,128	$696

Investment in JV

We have invested $3,000, for a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through June 30, 2017.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2017, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains were $115,000 and $122,000 during the three and six months ended June 30, 2017, respectively, compared to translation losses of $(31,000) and $(66,000) during the three and six months ended June 30, 2016, respectively. Gains resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $1,000 and $21,000 during the three and six months ended June 30, 2017, respectively, compared to $21,000 and $34,000 during the same periods in 2016, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of June 30, 2017, five customers represented approximately 80% of the Company’s accounts receivable.

As of December 31, 2016, three customers represented approximately 59% of the Company’s accounts receivable.

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2017 are as follows:

●	Hewlett Packard Company – 31%

●	Robert Bosch – 11%

●	Canon – 10%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2017 are as follows:

●	Hewlett Packard Company – 31%

●	Canon – 14%

●	Robert Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2016 are as follows:

●	Hewlett Packard Company – 40%

●	Autoliv Development AB – 21%

●	Huizhou Desay – 10%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2016 are as follows:

●	Hewlett Packard Company – 40%

●	Autoliv Development AB – 16%

●	Amazon – 14%

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2017.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended June 30, 2017 and 2016, no losses related to SOW projects were recorded.

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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of June 30, 2017 and December 31, 2016. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	June 30, 2017	December 31, 2016
Balance at beginning of period	$11	$-
Provisions for warranty issued	21	11
Balance at end of period	$32	$11

The Company accrues for warranty costs as part of its cost of sales of sensor modules based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 to 36 months from the customer receipt of the product.

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of June 30, 2017 and December 31, 2016, we have $1.1 million and $1.8 million, respectively, of deferred license fee revenue related to prepayments for future license fees from four customers, respectively. We defer AirBar revenues until distributors sell the AirBar to their end customers. As of June 30, 2017 and December 31, 2016 we had $0.2 million and $0.1 million, respectively, of deferred revenue from our AirBar sales. As of June 30, 2017 we had $0.1 million of deferred engineering development fees from two customers. As of December 31, 2016 there were no deferred engineering development fees.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2017 amounted to approximately $166,000 and $313,000, respectively. Advertising costs for the three and six months ended June 30, 2016 amounted to approximately $37,000 and $117,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2017 and December 31, 2016. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2017 and December 31, 2016, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2017 and 2016. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2017 and 2016 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Six months ended June 30,
	2017	2016
Swedish Krona	8.87	8.33
Japanese Yen	112.41	111.65
South Korean Won	1,138.83	1,177.95
Taiwan Dollar	30.64	32.72

Exchange rate for the consolidated balance sheets was as follows:

	Periods Ended
	June 30,	December 31,
	2017	2016
Swedish Krona	8.45	9.07
Japanese Yen	112.10	116.97
South Korean Won	1,143.47	1,205.11
Taiwan Dollar	30.39	32.28

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

3. Note Payable

On June 9, 2017, the Company entered into a short-term unsecured loan agreement and issued a note payable with the principal amount of 15,000,000 SEK. The interest rate is 2.5% per annum and the note is due on September 1, 2017. The estimated interest on the note will be approximately $10,000. The balance due at June 30, 2017 is approximately $1.8 million.

4. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2017, there were no activities that affected common stock.

Preferred Stock

We have one class of preferred stock outstanding. There were no activities that affected preferred stock during the six months ended June 30, 2017.

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of June 30, 2017.

	Shares of Preferred Stock Not Exchanged as of June 30, 2017	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at June 30, 2017

Series B Preferred stock	83	132.07	10,962

Warrants

As of June 30, 2017 and December 31, 2016, there were 7,913,676 warrants to purchase common stock outstanding. There was no activity during the six months ended June 30, 2017.

5. Stock-Based Compensation

The stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Product research and development	$-	$(3)	$-	$40
Sales and marketing	14	51	28	113
General and administrative	5	8	11	17
Total stock-based compensation expense	$19	$56	$39	$170

Remaining unrecognized expense at June 30, 2017
Stock-based compensation	$45

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 0.7 years.

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

As of June 30, 2017 we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,846,000	$4.39
Granted	-	-
Forfeited	(90,000)	8.21
Outstanding at June 30, 2017	1,756,000	$4.20

The aggregate intrinsic value of the 1,756,000 stock options that are outstanding, vested and expected to vest as of June 30, 2017 was $0.

For the three and six months ended June 30, 2017 and 2016, we recorded $19,000 and $39,000 and $56,000 and $170,000, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the six months ended June 30, 2017, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

6. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2017 and December 31, 2016.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of June 30, 2017, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V. pursuant to which ST Microelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse ST Microelectronics up to $835,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)

●	$300,000 on completion of tape-out (paid on October 31, 2015)

●	$300,000 on completion on product validation (paid by January 2, 2017)

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of June 30, 2017, we had paid $835,000 under the NN1003 Agreement.

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three and six months ended June 30, 2017 and 2016 were to customers located in the U.S., Europe and Asia. Of our total assets, 10% and 43% were held in the U.S. as of June 30, 2017 and December 31, 2016, respectively, and 88% and 55% were held in Sweden, respectively.

The following table presents net revenues by geographic region for the three months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$1,094	47%	$1,343	52%
Net revenues from customers in Asia	828	36%	489	19%
Net revenues from customers in Europe	407	17%	742	29%
	$2,329	100%	$2,574	100%

	Six months ended June 30, 2017		Six months ended June, 2016
	Amount	Percentage	Amount	Percentage
Net revenues from customers in the Americas	$2,261	48%	$3,349	59%
Net revenues from customers in Asia	1,662	36%	1,049	18%
Net revenues from customers in Europe	738	16%	1,308	23%
	$4,661	100%	$5,706	100%

8. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2017 and 2016 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 1,000 and 1,000 outstanding stock options and 4.7 million and 0 outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the six months ended June 30, 2017 and 2016, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended June 30,
	2017	2016
BASIC AND DILUTED
Weighted average number of common shares outstanding	48,845	43,817
Net loss attributable to Neonode Inc.	$(998)	$(1,331)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

(in thousands, except per share amounts)	Six months ended June 30,
	2017	2016
BASIC AND DILUTED
Weighted average number of common shares outstanding	48,845	43,814
Net loss attributable to Neonode Inc.	$(1,871)	$(2,698)

Net loss per share - basic and diluted	$(0.04)	$(0.06)

9. Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events, other than as described below, have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

August 2017 Private Placement

On August 2, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we agreed to issue a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. Under the terms of the 2017 Securities Private Placement, we also agreed to issue warrants (the “2017 Warrants”) to all investors in the private placement to purchase up to a total of 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable 12 months from the date of issuance and will expire three years from the date of issuance. In addition, the 2017 Warrants may not be exercised unless the Company has sufficient authorized shares of common stock. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

The proceeds from the August 2017 private placement are anticipated to be used to repay $1.8 million in short-term debt and for general corporate purposes including business development.

Copies of the Securities Purchase Agreement and the form of Warrant are filed as Exhibit 10.1 and Exhibit 4.1 hereto, and are incorporated herein by reference. The foregoing summaries of each of the 2017 Securities Purchase Agreement and the 2017 Warrants are qualified in their entirety by reference to such documents.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our remediation and detection of material weaknesses in our internal control over financial reporting, our ability to obtain adequate capital to fund future operations and the possibility of and the prospects for liquidity and an active trading market associated with our proposed dual listing of our common stock on the Nasdaq OMX Stockholm. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Neonode Inc. develops user interface and optical interactive touch and gesture solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 50 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized sensor modules that incorporate our technology to OEMs and Tier 1 suppliers, distributors and our branded products directly to consumers.

Licensing

As of June 30, 2017, we had forty-one technology license agreements with global OEMs and ODMs. During the six months ended June 30, 2017, we had nineteen customers using our touch technology in products that were being shipped to customers. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-six months.

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

We focused our initial development and production of AirBar on our solution for Windows-based 15.6 inch display notebook PCs. In the fourth quarter of 2016, we started mass production of the 15.6 inch version of AirBar and began initial shipments to Ingram Micro and direct customers in the United States and Europe. In the second quarter of 2017, we began initial production and sales of our AirBar versions for 13.3 inch and 14 inch Windows-based notebook PCs and for the 13.3 inch Apple MacBook Air.

We produce the sensor modules for AirBar at our manufacturing facility in Sweden and ship the completed sensor modules to Salutica Allied Solutions (“Salutica”) in Malaysia for the final product assembly, packaging and distribution to Ingram Micro and other customers. Ingram Micro is our global distributor and provides complete distribution and fulfillment services in North America, Europe, India and Asia. AirBar, in all our selected sizes, is available for purchase at various web sites globally including: Amazon, Best Buy, Dell, Walmart, Fry’s, MediaMarkt and Saturn, to name a few. All AirBars are also available at all MediaMarkt stores in Sweden and AirBar for Apple MacBook Air will soon be available at selected Apple Resellers. We continue to expand our sales channels in all our markets to include additional web based sellers and selected brick and mortar stores.

During the first six months of 2016 we invested in inventory (see Note 2 – Inventory) to support the increased production in models and sizes of AirBar, the production of sensor modules for our first three embedded module customers and sensor modules to be used for embedded B to B sales and marketing support. In the six months ended June 30, 2017, we shipped approximately $0.5 million of AirBar inventory to Ingram Micro. At June 30, 2017 we have sufficient quantities of long lead-time critical components in inventory to meet our estimated near-term requirements to produce sensor modules for AirBar and our embedded module customers.

We produce the sensor modules for AirBar at our manufacturing facility in Sweden. Salutica provides the final product assembly, packaging and distribution fulfillment for AirBar.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Revenue:
License Fees	$1,965	$2,012	$(47)	(2.3)%	$4,086	$4,480	$(394)	(8.8)%
Percentage of revenue	84.4%	78.2%			87.6%	78.5%
Sensor Modules	$213	$0	$213	-%	$423	$0	$423	-%
Percentage of revenue	9.1%	0			9.1%	0
NRE	$151	$562	$(411)	(73.1)%	$152	$1,226	$(1,074)	(87.6)%
Percentage of revenue	6.5%	21.8%			3.3%	21.5%
Total Revenue	$2,329	$2,574	$(245)	(9.5)%	$4,661	$5,706	$(1,045)	(18.3)%

Cost of Sales:
Sensor Modules	$258	$0	$258	-%	$359	$0	$359	-%
Percentage of revenue	11.1%	0			7.7%	0.0%
NRE	$133	$385	$(252)	(65.5)%	$137	$980	$(843)	(86.0)%
Percentage of revenue	5.7%	15.0%			2.9%	17.2%
Total Cost of Sales	$391	$385	$6	(1.6)%	$496	$980	$(484)	(49.4)%

Total Gross Margin	$1,938	$2,189	$(251)	(11.5)%	$4,165	$4,726	$(561)	(11.9)%

Operating Expense:
Research and development	$1,300	$1,771	$(471)	(26.6)%	$2,615	$3,720	$(1,105)	(29.7)%
Percentage of revenue	56.1%	68.8%			56.1%	65.2%
Sales and marketing	713	669	44	6.6%	1,415	1,485	(70)	(4.7)%
Percentage of revenue	30.7%	26.0%			30.4%	26.0%
General and administrative	1,123	1,040	83	8.0%	2,211	2,100	111	5.3%
Percentage of revenue	48.4%	40.4%			47.4%	36.8%
Total Operating Expenses	$3,136	$3,480	$(344)	(9.9)%	$6,241	$7,305	$(1,064)	(14.6)%
Percentage of revenue	135.2%	135.2%			133.9%	128.0%

Operating Loss	$(1,198)	$(1,291)	$93	(7.2)%	$(2,076)	$(2,579)	$503	(19.5)%
Percentage of revenue	(51.4)%	(50.2)%			(44.5)%	(45.2)%
Other Expenses	(18)	(13)	(5)	38.5%	(35)	(57)	22	(38.6)%
Percentage of revenue	(0.8)%	(0.5)%			(0.8)%	(1.0)%
Net Loss attributable to Neonode Inc.	(998)	(1,331)	333	(25.0)%	(1,871)	(2,698)	827	(30.7)%
Percentage of revenue	(42.9)%	(51.7)%			(40.1)%	(47.3)%
Net Loss attributable to Neonode Inc. per share	$(0.02)	$(0.03)	$(0.01)	(33.3)%	$(0.04)	$(0.06)	$(0.02)	(33.3)%
Percentage of revenue	0.0%	0.0%			0.0%	0.0%

Net Revenues

All of our sales for the six months ended June 30, 2017 and 2016 were to customers located in the U.S., Europe and Asia.

The following table presents revenues by market for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Amount	Percentage	Amount	Percentage
Net revenues from Automotive	$776	33%	$1,198	47%
Net revenues from Consumer Electronics	1,340	58%	1,376	53%
Net revenues from AirBar	213	9%	-	%
	$2,329	100%	$2,574	100%

	Six months ended June 30, 2017		Six months ended June, 2016
	Amount	Percentage	Amount	Percentage
Net revenues from Automotive	$1,373	29%	$2,200	39%
Net revenues from Consumer Electronics	2,865	62%	3,506	61%
Net revenues from AirBar	423	9%	-	%
	$4,661	100%	$5,706	100%

The decrease of 10% in total net revenues for the three month period 2017 as compared to the same period in 2016 is primarily due to a 73% decrease in non-recurring engineering services (“NRE”) related to custom design work. These decreases were partially offset by revenue from AirBar sales. The decrease of 18% in net revenues for the six month period 2017 as compared to the same period in 2016 is primarily due to an 88% decrease in NRE fees and a 9% decrease in technology license fees. These decreases were partially offset by new revenues from AirBar sales. The decrease in NRE fees to $0.2 million from $1.2 million for the six months ended June 30, 2017 compared to the same period in 2016 was expected due to a planned reduction in NRE driven custom integration projects. The majority of the NRE fees in 2016 are related to our Autoliv assisted and self-driving steering wheel project.

Our net revenues for the three and six months ended June 30, 2017 included $2.0 million and $4.1 million, respectively, from technology license fees plus $0.2 million and $0.2 million, respectively, in NRE fees. In addition, we earned $0.2 million and $0.4 million from sales of AirBar for the three and six months ended June 30, 2017, respectively. Our net revenues for the three and six months ended June 30, 2016 included $2.0 million and $4.5 million, respectively, from technology license fees plus $0.6 million and $1.2 million, respectively, in NRE fees. There were no sales of AirBar in the three and six months ended June 30, 2016.

The license fee revenue distribution per market for the three months ended June 30, 2017 is $1.1 million or 54% for printers, $0.7 million or 34% for automotive and $0.2 million or 12% for E-Readers and tablets compared to $1.0 million or 51% for printers, $0.7 million or 33% for automotive and $0.3 million or 16% for E-Readers and tablets for the same quarter in 2016. The distribution in the six months ended June 30, 2017 is $2.2 million or 53% for printers, $1.3 million or 31% for automotive and $0.6 million or 16% for E-readers and tablets compared to $2.3 million or 51% for printers, $1.2 million or 28% for automotive and $1.0 million or 21% for E-readers and tablets during same the six month period in 2016.

In the six months ended June 30, 2016, license fees from our printer customers included $0.8 million associated with a one-time adjustment to adjust license fees earned to customer shipments plus a customer’s sales of a limited release series of low cost printer. Excluding the license fees related to these actives, the adjusted license fee revenues for the first six months in 2016 totals $1.5 million.

Gross Margin

The increase in total gross margin percentage in 2017 as compared to 2016 is primarily due to license fees with a 100% gross margin are a higher percentage of our total revenue in 2017 compared to 2016. In the three months ended June 30, 2017, license fees accounted for 84% of total revenue compared to 78% in the same period in 2016. In the six months ended June 30, 2017, license fees accounted for 88% of total revenue compared to 79% in the same period in 2016. NRE projects had a 12% and 10% margin in the three and six months ended June 30, 2017, respectively compared to a 31% and 20% margin in the three and six months ended June 30, 2016, respectively. There was a negative gross margin on AirBar sales in the three months ended June 30, 2017 due to the inclusion of an estimated $0.1 million in additional production costs related to the initial production of the 13.3 and 14 inch AirBar for Windows PCs and the 13.3 inch AirBar for Apple MacBook Air. The gross margin for the six months in 2017 for AirBar was also affected by the same factors. We expect the gross margin for all AirBars to stabilize at approximately 40% in the near term and increase to 50% as volumes increase.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contract and cost of goods sold for AirBar includes manufacturing, outsourced final assembly and component costs.

Research and Development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2017 decreased by 27% and 30%, respectively, compared to the same periods in 2016. The decrease for both periods is mainly related to a reduction in full custom design projects requiring fewer resources and external consultants. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. There was no non-cash stock-based compensation expense included in R&D expenses in the three and six months ended June 30, 2017. Included in R&D expenses is $(3,000) and $40,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2016, respectively.

Sales and Marketing

Sales and marketing expenses increased 7% and decreased 5% in the three and six months ended June 30, 2017, respectively, compared to the same periods last year. The increase in the three month period is primarily due to marketing expenses related to AirBar sales and is partially offset by a reduction in non-cash stock option expense. The decrease in the comparable six months periods is primarily due to a reduction of non-cash stock-based compensation expense. Non-cash stock-based compensation expense was $14,000 and $28,000 for the three and six months ended June 30, 2017, respectively, compared to $51,000 and $113,000 for the same periods in 2016. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products and the sale of our AirBar device to qualified global distributors.

General and Administrative

General and administrative (“G&A”) expenses increased 8% and 5% in the three and six months ended June 30, 2017, respectively, compared to the same periods last year. The increases are primarily due to higher payroll expenses and professional fees. Included in G&A expenses is $5,000 and $11,000 of non-cash stock-based compensation expense for the three and six months ended June 30, 2017, respectively, compared to $8,000 and $17,000 for the same periods in 2016. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was 9% and 2% for the three and six months ended June 30, 2017, respectively, and (9)% and (7)% for the three and six months ended June 30, 2016. The tax rate in the three and six months ended June 30, 2017 is mainly due to returns of previously withheld taxes from sales in Germany. The negative tax rate in the three and six months ended June 30, 2016 is due to withholding taxes from sales in Asia. We recorded valuation allowances for the three month periods ended June 30, 2017 and 2016 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.0 million and $1.9 million for the three and six months ended June 30, 2017, respectively, compared to a net loss of $1.3 million and $2.7 million in the comparable periods in 2016.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of June 30, 2017, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V pursuant to which ST Microelectronics will integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse ST Microelectronics up to $835,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)

●	$300,000 on completion of tape-out (paid on October 31, 2015)

●	$300,000 on completion on product validation ($300,000 paid by January 2, 2017).

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of June 30, 2017, we had paid $835,000 under the NN1003 Agreement.

Operating Leases

We lease office space located at 2880 Zanker Road, San Jose, CA 95134 USA. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $409,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2017. The lease can be extended on a yearly basis.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $90,000 per year. The lease is valid through December 9, 2017.

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

For the three and six months ended June 30, 2017, we recorded approximately $168,000 and $329,000, respectively, for rent expense, compared to $220,000 and $438,000 for the same periods in 2016.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2017 is as follows (in thousands):

Years ending December 31,	Total
2017	$210
2018	-
2019	-
$210

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

In 2017, we have entered into one lease for component production equipment. Under the terms of the lease agreement the lease will be renewed with one year at the time at the end of the original 4 year lease term. In accordance with relevant accounting guidance the leases are classified as capital leases. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the leases is currently approximately 2.5% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of June 30, 2017 (in thousands):

Year ending December 31,	Total
2017	$296
2018	590
2019	587
2020	602
2021	517
Total minimum payments required:	2,592
Less amount representing interest:	(154)
Present value of net minimum lease payments:	2,438
Less current portion	(530)
$1,908

Equipment under capital lease	$3,460
Less: accumulated depreciation	(461)
Net book value	$2,999

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

As of June 30, 2017, we had cash of $1.4 million compared to $3.5 million as of December 31, 2016.

Working capital (current assets less current liabilities) was $0.4 million as of June 30, 2017, compared to $3.1 million as of December 31, 2016.

Net cash used in operating activities for the six months ended June 30, 2017 was $3.0 million and was primarily the result of (1) a net loss of approximately $2.1 million and (2) approximately $1.4 million in net cash used in changes in operating assets and liabilities and (3) approximately $0.4 million in non-cash operating expenses, comprised of depreciation and amortization.

Accounts receivable decreased by approximately $0.3 million as of June 30, 2017 compared with December 31, 2016. This is due to the timing of the payments received from customers.

Inventory increased by approximately $1.3 million during the six months ended June 30, 2017 compared with December 31, 2016. This is to support the increased production of AirBar and sensor modules.

Deferred revenues decreased by approximately $0.5 million during the six months ended June 30, 2017 compared with December 31, 2016, mainly due to recognition of revenue from customers that have prepaid license fees.

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

In the six months ended June 30, 2017 and 2016, we purchased approximately $605,000 and $266,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash provided by financing activities of $1.6 million during the six months ended June 30, 2017 was the result of cash proceeds from a note payable of $1.7 million offset by $0.2 million of cash principal payments on a capital lease.

Net cash used in financing activities of $49,000 during six months ended June 30, 2016 was the result of principal payments on capital leases.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.0 million and $1.9 million and $1.3 million and $2.7 million for the three and six months ended June 30, 2017 and 2016, respectively, and had an accumulated deficit of approximately $180.9 million and $179.0 million as of June 30, 2017 and December 31, 2016, respectively. In addition, operating activities used cash of approximately $3.0 million and $2.1 million for the six months ended June 30, 2017 and 2016.

In August 2016, we entered into a Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which we issued a total of 8,627,352 shares of common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares included (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000shares at a price of $1.00 per share to outside investors for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares issuable upon exercise of warrants (the “2016 Pre-Funded Warrants”) by outside investors for which we received $3,564,000 pre-funded in proceeds and will receive up to $36,000 in proceeds upon future cash exercises.

Under the terms of the 2016 Securities Purchase Agreement, we issued warrants (the “2016 Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The 2016 Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the 2016 Purchase Warrants have been exercised as of March 10, 2017. If the 2016 Purchase Warrants are fully exercised, we will receive approximately $4.8 million in proceeds.

On June 9, 2017, the Company entered into a short-term unsecured loan agreement and issued a note payable with the principal amount of 15,000,000 SEK. The interest rate is 2.5% per annum and the note is due on September 1, 2017. The estimated interest on the note will be approximately $10,000. The balance due at June 30, 2017 is approximately $1.8 million. We intend to repay the note from the proceeds of the private placement pursuant to the 2017 Securities Purchase Agreement described immediately below.

On August 2, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we agreed to issue a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. Under the terms of the 2017 Securities Private Placement, we also agreed to issue warrants (the “2017 Warrants”) to all investors in the private placement to purchase up to a total of 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable 12 months from the date of issuance and will expire three years from the date of issuance. In addition, the 2017 Warrants may not be exercised unless the Company has sufficient authorized shares of common stock. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

Copies of the 2017 Securities Purchase Agreement and the form of Warrant are filed as Exhibit 10.1 and Exhibit 4.1 hereto, and are incorporated herein by reference. The foregoing summaries of each of the 2017 Securities Purchase Agreement and the 2017 Warrants are qualified in their entirety by reference to such documents.

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

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Other than as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Future sales of our common stock by our stockholders could negatively affect our stock price.

In August 2016, we sold 5,027,352 shares of common stock and 3,600,000 pre-funded warrants to institutional and accredited investors including 427,352 shares sold to the chief executive officer and a senior vice president of Neonode. We also issued warrants to purchase up to 4,313,676 shares of our common stock at an exercise price of $1.12 per share. The warrants are exercisable until February 17, 2022. None of the warrants have been exercised as of August 7, 2017.

In August 2017, we entered into a definitive agreement to sell 9,750,000 shares of common stock and to issue 3,250,000 warrants to accredited investors at an exercise price of $2.00 per share. The warrants will be exercisable until three years after issuance, but are not exercisable during the initial 12 months. Sales of a substantial number of shares of our common stock in the public market by insiders or large stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

The dual listing of our common stock on Nasdaq OMX Stockholm may adversely affect the liquidity and trading prices for our common stock on one or both of the exchanges as a result of circumstances that may be outside of our control.

On June 12, 2017, we announced that we are pursuing a dual listing of our common stock on the Nasdaq OMX Stockholm. There is no assurance that we our common stock will be listed on the Nasdaq OMS Stockholm, or that if listed, an active market for trading there will develop. Although we believe the dual listing of our common stock is beneficial for the liquidity of our common stock as it should permit a broader base of investors to purchase shares of our common stock in secondary trading, it may also adversely affect liquidity and trading prices for our common stock on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by investors of our shares from trading on one exchange to the other could result in increases or decreases in liquidity and/or trading prices on either or both of the exchanges. In addition, investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on either exchange and the volumes of shares of our common stock available for trading on either exchange

Item 5.	Other Information

On August 7, 2017, the Company filed a Certificate of Correction with the Secretary of State of Delaware to clarify the Company’s capital stock. The Certificate of Correction clarifies that the authorized capital of the Company consists of 70,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. The shareholders of the Company previously approved this Certificate of Correction at the Annual Meeting on May 10, 2012. However, the Certificate of Correction was not immediately subsequently filed. In connection with a review of its authorized capital structure, the Company determined to file the previously approved Certificate of Correction on August 7, 2017. A copy of the Certificate of Correction is filed herewith as Exhibit 3.1.4. The filing of the Certificate of Correction has no impact on the shares of Common Stock or Preferred Stock that are issued and outstanding.

Item 6.	Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.1.4	Certificate of Correction, dated August 7, 2017*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1	Form of Warrant, as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 8, 2017 (file no.1-35525))
10.1	Securities Purchase Agreement, dated as of August 2, 2017 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 8, 2017 (file no.1-35525)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: August 9, 2017	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

