Form 10-Q
period 2017-09-30
Neonode, Inc
filed 2017-11-09
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2017 was 58,594,503.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2017

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements	1

		Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	1

		Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016	2

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016	3

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	4

		Notes to Unaudited Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

	Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	30

	Item 1A	Risk Factors	30

	Item 6	Exhibits	31

SIGNATURES			32

EXHIBITS

PART I. Financial Information

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$6,872	$3,476
Accounts receivable, net	620	1,548
Projects in process	299	-
Inventory	2,065	696
Prepaid expenses and other current assets	2,208	1,949
Total current assets	12,064	7,669

Investment in joint venture	3	3
Property and equipment, net	3,637	2,031
Total assets	$15,704	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$1,286
Accrued payroll and employee benefits	1,085	1,001
Accrued expenses	148	172
Deferred revenues	1,299	1,921
Current portion of capital lease obligations	570	228
Total current liabilities	3,861	4,608

Capital lease obligations, net of current portion	1,840	960
Total liabilities	5,701	5,568

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at September 30, 2017 and December 31, 2016. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 100,000,000 shares authorized with par value $0.001 per share; 58,594,503 and 48,844,503 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	59	49
Additional paid-in capital	192,795	183,667
Accumulated other comprehensive income (loss)	34	(171)
Accumulated deficit	(182,026)	(179,040)
Total Neonode Inc. stockholders’ equity	10,862	4,505
Noncontrolling interests	(859)	(370)
Total stockholders’ equity	10,003	4,135
Total liabilities and stockholders’ equity	$15,704	$9,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
License fees	$2,072	$1,637	$6,158	$6,117
Sensor components	211	-	634	-
Non-recurring engineering	22	2	174	1,228
Total revenues	2,305	1,639	6,966	7,345
Cost of revenues:
Sensor components	151	-	510	-
Non-recurring engineering	-	33	137	1,013
Total cost of revenues	151	33	647	1,013

Total gross margin	2,154	1,606	6,319	6,332

Operating expenses:
Research and development	1,668	2,014	4,283	5,734
Sales and marketing	743	666	2,158	2,151
General and administrative	1,154	1,067	3,365	3,167

Total operating expenses	3,565	3,747	9,806	11,052
Operating loss	(1,411)	(2,141)	(3,487)	(4,720)

Other expense:
Interest expense	24	17	59	32
Other expense, net	-	49	-	91
Total other expense	24	66	59	123

Loss before provision for income taxes	(1,435)	(2,207)	(3,546)	(4,843)

(Benefits from) provision for income taxes	(24)	55	(71)	234
Net loss including noncontrolling interests	(1,411)	(2,262)	(3,475)	(5,077)
Less: Net loss attributable to noncontrolling interests	296	100	489	217
Net loss attributable to Neonode Inc.	$(1,115)	$(2,162)	$(2,986)	$(4,860)

Loss per common share:
Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.06)	$(0.11)
Basic and diluted – weighted average number of common shares outstanding	55,166	46,252	50,959	44,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net loss	$(1,411)	$(2,262)	$(3,475)	$(5,077)
Other comprehensive income (loss):
Foreign currency translation adjustments	83	(36)	205	(102)
Comprehensive loss	(1,328)	(2,298)	(3,270)	(5,179)
Less: Comprehensive loss attributable to noncontrolling interests	296	100	489	217
Comprehensive loss attributable to Neonode Inc.	$(1,032)	$(2,198)	$(2,781)	$(4,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(3,475)	$(5,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	56	224
Loss on disposal of property and equipment	-	91
Depreciation and amortization	672	206

Changes in operating assets and liabilities:
Accounts receivable	933	1,066
Projects in process	(299)	95
Inventory	(1,222)	(940)
Prepaid expenses and other current assets	(52)	(438)
Accounts payable and accrued expenses	(675)	319
Deferred revenues	(629)	737
Net cash used in operating activities	(4,691)	(3,717)

Cash flows from investing activities:
Purchase of property and equipment	(643)	(851)
Investment in joint venture	-	(3)
Proceeds from sale of property and equipment	-	5
Net cash used in investing activities	(643)	(849)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	9,082	7,911
Proceeds from note payable	1,713	-
Payments on note payable	(1,713)	-
Principal payments on capital lease obligations	(301)	(57)
Net cash provided by financing activities	8,781	7,854

Effect of exchange rate changes on cash	(51)	(92)

Net increase in cash	3,396	3,196
Cash at beginning of period	3,476	3,082
Cash at end of period	$6,872	$6,278

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15	$179
Cash paid for interest	$59	$15

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment with capital lease obligations	$1,287	$1,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Operations

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops optical touch and gesture solutions for human interaction with devices. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold over 52 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized embedded sensors that incorporate our technology to OEMs, Tier 1 Suppliers, distributors and our branded products sold directly to consumers.

Reclassifications

Revenues and cost of sales for the period ended September 30, 2016 are now reported as license fees, sensor components and non-recurring engineering instead of net revenues in the accompanying condensed consolidated statement of operations, in order to conform to current period presentation.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.1 million and $3.0 million and $2.2 million and $4.9 million for the three and nine months ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of approximately $182.0 million and $179.0 million as of September 30, 2017 and December 31, 2016, respectively. In addition, operating activities used cash of approximately $4.7 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively.

We expect our revenues from license fees, non-recurring engineering fees and embedded sensor components sales will enable us to reduce our operating losses going forward. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor components which require limited to no custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

Under the terms of the 2016 Securities Purchase Agreement, we issued warrants (the “2016 Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The 2016 Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the 2016 Purchase Warrants have been exercised as of November 6, 2017. If the 2016 Purchase Warrants are fully exercised, we will receive approximately $4.8 million in cash proceeds.

August 2017 Private Placement

In August, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable on August 8, 2018, and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

The proceeds from the August 2017 private placement were used to repay $1.7 million in short-term debt and will be used for general corporate purposes including business development.

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

The condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2017 and 2016 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of September 30, 2017 and December 31, 2016, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $299,000 as of September 30, 2017. There were no costs capitalized in projects in process as of December 31, 2016.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2017 and December 31, 2016, the Company’s inventory consists primarily of components that will be used in the manufacturing of our first sensor component, AirBar. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$807	$522
Work-in-Process	220	42
Finished goods	1,038	132
Ending inventory	$2,065	$696

Investment in JV

We have invested $3,000, for a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through September 30, 2017.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2017, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains were $83,000 and $205,000 during the three and nine months ended September 30, 2017, respectively, compared to translation losses of $(36,000) and $(102,000) during the three and nine months ended September 30, 2016, respectively. Losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(45,000) and $(24,000) during the three and nine months ended September 30, 2017, respectively, compared to gains of $25,000 and $59,000 during the same periods in 2016, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of September 30, 2017, three customers represented approximately 80% of the Company’s accounts receivable.

As of December 31, 2016, three customers represented approximately 59% of the Company’s accounts receivable.

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2016 are as follows:

●	Hewlett Packard Company – 30%

●	Canon – 17%

●	Seiko Epson – 12%

●	Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2017 are as follows:

●	Hewlett Packard Company – 31%

●	Canon – 15%

●	Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2016 are as follows:

●	Hewlett Packard Company – 50%

●	Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2016 are as follows:

●	Hewlett Packard Company – 42%

●	Amazon – 13%

●	Autoliv Development AB – 12%

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2017.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the periods ended September 30, 2017 and 2016, no losses related to SOW projects were recorded.

Optical Sensor Components Revenues:

We derive revenue from the sales of sensor components hardware products sold directly to our OEM and Tier 1 supplier customers who embed our hardware into their products and from sales of branded consumer products that incorporate our sensor components sold to distributors or directly to end users. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We enter into sales agreements that generally provide customers with limited rights of return and warranty provisions. U.S. GAAP allows companies to make reasonable aggregations and approximations of returns data with regard to returns. Our returns and warranty experience to date has enabled us to make reasonable returns estimates, which are further supported by the fact that our product sales involve homogenous transactions.

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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of September 30, 2017 and December 31, 2016. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	September 30, 2017	December 31, 2016
Balance at beginning of period	$11	$-
Provisions for warranty issued	19	11
Balance at end of period	$30	$11

The Company accrues for warranty costs as part of its cost of sales of sensor components based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 to 36 months from the customer receipt of the product.

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. As of September 30, 2017 and December 31, 2016, we have $0.8 million and $1.8 million, respectively, of deferred license fee revenue related to prepayments for future license fees from two and four customers, respectively. We defer AirBar revenues until distributors sell the AirBar to their end customers. As of September 30, 2017 and December 31, 2016 we had $0.2 million and $0.1 million, respectively, of deferred revenue from our AirBar sales. As of September 30, 2017 we had $0.3 million of deferred engineering development fees from two customers. As of December 31, 2016 there were no deferred engineering development fees.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2017 amounted to approximately $216,000 and $529,000, respectively. Advertising costs for the three and nine months ended September 30, 2016 amounted to approximately $76,000 and $193,000, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

Stock-Based Compensation Expense

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the estimated fair value of the award on the grant date, and recognize the value as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period, actual forfeitures.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2017 and December 31, 2016. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2017 and December 31, 2016, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2017 and 2016. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2017 and 2016 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 8).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets as accumulated other comprehensive income (loss).

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Nine months ended September 30,
	2017	2016
Swedish Krona	8.62	8.39
Japanese Yen	111.91	108.60
South Korean Won	1,136.27	1,158.23
Taiwan Dollar	30.51	32.38

Exchange rate for the consolidated balance sheets was as follows:

	Periods Ended
	September 30,	December 31,
	2017	2016
Swedish Krona	8.13	9.07
Japanese Yen	112.45	116.97
South Korean Won	1,151.20	1,205.11
Taiwan Dollar	30.32	32.28

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. We are currently compiling a complete list of our contracts, and we are finalizing our implementation plan. We expect to select the cumulative effect (modified retrospective) approach for our transition, because we believe that implementation of the new standard will not have a material impact on our consolidated financial statements. However, we do expect increased disclosures upon implementation of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We currently have a limited number of leased capital assets. We maintain a lease inventory for those assets, and they are currently reported on our condensed consolidated balance sheets. We also have a small number of leases which are currently classified as operating leases; we will compile and analyze those leases during the transition to the new standard. We expect that the transition may result in additions and changes to classifications on our condensed consolidated balance sheets, and changes to disclosures. However, because of the small number of assets we lease, we do not need to make systems changes to comply with the new standard. We plan to continue to track those leased assets outside of our accounting systems. We will assess the accounting and possible tax impacts during the coming months; however, we do not expect material changes in financial ratios, leasing practices, or tax reporting.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect to adopt this standard early. We are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements.

3. Note Payable

On June 9, 2017, the Company entered into a short-term unsecured loan agreement and issued a note payable with the principal amount of 15,000,000 SEK. The interest cost rate was 2.5% per annum and the note was due on September 1, 2017. The note was paid off in August with total interest of approximately $8,900.

4. Stockholders’ Equity

Common Stock

On October 6, 2017, the Company amended its certificate of incorporation to increase its authorized shares of common stock to 100,000,000.

August 2017 Private Placement

On August 2, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for an aggregate purchase price of $9.75 million in gross proceeds (see Note 1 for additional details).

Preferred Stock

We have one class of preferred stock outstanding. There were no activities that affected preferred stock during the nine months ended September 30, 2017.

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of September 30, 2017.

	Shares of Preferred Stock Not Exchanged as of September 30, 2017	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2017

Series B Preferred stock	83	132.07	10,962

Warrants

As of September 30, 2017 and December 31, 2016, there were 11,163,676 and 7,913,677 warrants to purchase common stock outstanding, respectively. During the nine months ended September 30, 2017, we agreed to issue the 2017 Warrants to investors in the August 2017 private placement to purchase up to a total of approximately 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable 12 months from the date of issuance and will expire three years from the date of issuance. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash.

5. Stock-Based Compensation

The stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$-	$8	$-	$48
Sales and marketing	11	19	39	132
General and administrative	6	27	17	44
Total stock-based compensation expense	$17	$54	$56	$224

Remaining unrecognized expense at September 30, 2017
Stock-based compensation	$28

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period, which approximates 0.4 years.

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

As of September 30, 2017 we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2017	1,846,000	$4.39
Granted	-	-
Forfeited	(90,000)	8.21
Outstanding at September 30, 2017	1,756,000	$4.20

The aggregate intrinsic value of the 1,756,000 stock options that are outstanding, vested and expected to vest as of September 30, 2017 was $0.

For the three and nine months ended September 30, 2017 and 2016, we recorded $17,000 and $56,000 and $54,000 and $0.2 million, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the nine months ended September 30, 2017, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

6. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2017 and December 31, 2016.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of September 30, 2017, we had made no payments under the NN1002 Agreement.

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

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of September 30, 2017, we had paid $835,000 under the NN1003 Agreement.

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor component business. All of our sales for the three and nine months ended September 30, 2017 and 2016 were to customers located in North America, Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located. Of our total assets, 11% and 43% were held in the U.S. as of September 30, 2017 and December 31, 2016, respectively, and 88% and 55% were held in Sweden, respectively.

The following table presents net revenues by geographic area for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Amount	Percentage	Amount	Percentage
United States	$977	42%	$982	60%
Canada	-	-%	127	8%
Japan	771	33%	-	-%
China	92	4%	210	13%
Taiwan	-	-%	96	6%
Germany	341	15%	180	11%
Other	124	6%	44	2%
	$2,305	100%	$1,639	100%

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Amount	Percentage	Amount	Percentage
United States	$3,203	46%	$4,080	56%
Canada	-	-%	379	5%
Japan	1,666	24%	-	-%
China	631	9%	1,010	14%
Germany	911	13%	551	8%
Sweden	-	-%	915	12%
Other	555	8%	410	6%
	$6,966	100%	$7,345	100%

The following table presents long-lived assets by geographic region (in thousands)

	September 30, 2017	December 31, 2016
Long-lived assets in North America	$4	$2
Long lived assets in Asia	7	8
Long-lived assets in Europe	3,626	2,021
	$3,637	$2,031

8. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2017 and 2016 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 5,000 outstanding stock options and 4.4 million and 5.2 million outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2017 and 2016, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,
	2017	2016
BASIC AND DILUTED
Weighted average number of common shares outstanding	55,166	46,252
Net loss attributable to Neonode Inc.	$(1,115)	$(2,162)

Net loss per share - basic and diluted	$(0.02)	$(0.05)

(in thousands, except per share amounts)	Nine months ended September 30,
	2017	2016
BASIC AND DILUTED
Weighted average number of common shares outstanding	50,959	44,627
Net loss attributable to Neonode Inc.	$(2,986)	$(4,860)

Net loss per share - basic and diluted	$(0.06)	$(0.11)

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

Overview

Neonode Inc. develops user interface and optical interactive touch and gesture solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 52 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized sensor components that incorporate our technology to OEMs and Tier 1 suppliers, distributors and our branded products directly to consumers.

Licensing

As of September 30, 2017, we had forty-one technology license agreements with global OEMs and ODMs. During the nine months ended September 30, 2017, we had nineteen customers using our touch technology in products that were being shipped to customers. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-nine months.

We also offer engineering consulting services to our OEM and ODM customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

In late 2016, we limited our efforts of entering into new license agreements with customers. However, we anticipate continuing to earn license fees from our current license customers. Our plan is to transition current customers with license agreements to purchase agreements using our sensor components. This conversion process is expected to take several years.

Sensor Component

In 2015, we completed the first stage of development on zForce AIR. This optical interactive touch and gesture enabling technology led to the development of a series of standardized sensors that provide our customers with an easy to install touch and gesture enabling solution in a sensor component.

During 2016, we invested in developing a new robotic manufacturing process designed specifically for zForce AIR sensor components and in the last quarter of 2016 we started mass production of our first sensor components. Industry specific standardized sensor components using a common technology platform will allow us to enter and compete in numerous markets without being encumbered with the project specific custom design solutions of our licensing business.

In October 2017, we launched the zForce AIR Touch Sensor, our first range of sensor components to be easily integrated into various applications. The Touch Sensors are available for immediate shipment worldwide through Digi-Key Electronics, a global electronic components distributor. The zForce AIR Touch Sensor enables instant touch interaction on any device with a USB or I2C interface. The sensor simplifies integration into any host based application supporting the most common interfaces, by integrating precision optics, lasers along with a Neonode proprietary controller IC. The zForce AIR Touch Sensor reports touch coordinates up to 300 times per second for virtually zero delay. The zForce AIR Touch Sensor is available in two types (0° and 90° type) to enable both vertical and horizontal integration and is available in sizes from 43 to 346 mm in order to fit into a wide range of products. We currently have signed development agreements with customers in the automotive market to embed our sensor components in steering wheels and entry system products. We expect the integration of our sensor components will continue to gain momentum as we expand our product offerings. Over time, we expect the majority of our revenue to be derived from the sale of sensor components.

Consumer Products

In 2016, we developed our first consumer product, AirBar. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers. AirBar is powered by one of our sensor components.

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

We produce the sensor components for AirBar at our manufacturing facility in Sweden and ship the completed sensor components to Salutica Allied Solutions (“Salutica”) in Malaysia for the final product assembly, packaging and distribution to Ingram Micro and other customers. Ingram Micro is our global distributor and provides complete distribution and fulfillment services in North America, Europe, India and Asia. AirBar, in all our selected sizes, is available for purchase at various web sites globally including: Amazon, Best Buy, Dell, Walmart, Fry’s, MediaMarkt and Saturn, to name a few. All AirBars are also available at all MediaMarkt stores in Sweden and AirBar for Apple MacBook Air will soon be available at selected Apple Resellers. We continue to expand our sales channels in all our markets to include additional web based sellers and selected brick and mortar stores.

During the first nine months of 2016 we invested in inventory to support the increased production in models and sizes of AirBar, the production of sensor components for our first three embedded sensor component customers and sensor components to be used for embedded B to B sales and marketing. At September 30, 2017, we have sufficient quantities of long lead-time critical components in inventory to meet our estimated near-term requirements to produce sensor components for AirBar and our embedded sensor component customers.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Revenue:
License Fees	$2,072	$1,637	$435	26.6%	$6,158	$6,117	$41	0.7%
Percentage of revenue	89.9%	99.9%			88.4%	83.3%
Sensor components	$211	$-	$211	-%	$634	$-	$634	-%
Percentage of revenue	9.2%	-			9.1%	-
NRE	$22	$2	$20	1,000%	$174	$1,228	$(1,054)	(85.8)%
Percentage of revenue	1.0%	0.1%			2.5%	16.7%
Total Revenue	$2,305	$1,639	$666	40.6%	$6,966	$7,345	$(379)	(5.2)%

Cost of Sales:
Sensor components	$151	$-	$151	-%	$510	$-	$510	-%
Percentage of revenue	6.6%	-			7.3%	-%
NRE	$-	$33	$(33)	(100.0)%	$137	$1,013	$(876)	(86.5)%
Percentage of revenue	-%	2.0%			2.0%	13.8%
Total Cost of Sales	$151	$33	$118	357.6%	$647	$1,013	$(366)	(36.1)%

Total Gross Margin	$2,154	$1,606	$548	34.1%	$6,319	$6,332	$(13)	(0.2)%

Operating Expense:
Research and development	$1,668	$2,014	$(346)	(17.2)%	$4,283	$5,734	$(1,451)	(25.3)%
Percentage of revenue	72.4%	122.9%			61.5%	78.1%
Sales and marketing	743	666	77	11.6%	2,158	2,151	7	0.3%
Percentage of revenue	32.2%	40.6%			31.0%	29.3%
General and administrative	1,154	1,067	87	8.2%	3,365	3,167	198	6.3%
Percentage of revenue	50.1%	65.1%			48.3%	43.1%
Total Operating Expenses	$3,565	$3,747	$(182)	(4.9)%	$9,806	$11,052	$(1,246)	(11.3)%
Percentage of revenue	154.7%	228.6%			140.8%	150.5%

Operating Loss	$(1,411)	$(2,141)	$730	34.1%	$(3,487)	$(4,720)	$1,233	26.1%
Percentage of revenue	(61.2)%	(130.6)%			(50.1)%	(64.3)%
Other Expenses	(24)	(66)	42	(63.6)%	(59)	(123)	64	52.0%
Percentage of revenue	(1.0)%	(4.0)%			(0.8)%	(1.7)%
Net Loss attributable to Neonode Inc.	(1,115)	(2,162)	1,047	48.4%	(2,986)	(4,860)	1,874	(38.6)%
Percentage of revenue	(48.4)%	(131.9)%			(42.9)%	(66.2)%
Net Loss attributable to Neonode Inc. per share	$(0.02)	$(0.05)	$(0.03)	(60.0)%	$(0.06)	$(0.11)	$(0.05)	(45.5)%

Net Revenues

All of our sales for the nine months ended September 30, 2017 and 2016 were to customers located in North America, Europe and Asia.

The following table presents revenues by market and NRE revenues for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Amount	Percentage	Amount	Percentage
Net license revenues from Automotive	$457	20%	$428	26%
Net license revenues from Consumer Electronics	1,615	70%	1,209	74%
Net revenues from sensor components	211	9%	-	-%
Net revenues from NRE	22	1%	2	-%
	$2,305	100%	$1,639	100%

	Nine months ended September 30, 2017		Nine months ended September, 2016
	Amount	Percentage	Amount	Percentage
Net license revenues from Automotive	$1,714	25%	$1,673	23%
Net license revenues from Consumer Electronics	4,444	64%	4,444	60%
Net revenues from sensor components	634	9%	-	-%
Net revenues from NRE	174	2%	1,228	17%
	$6,966	100%	$7,345	100%

The increase of 41% in total net revenues for the three month period 2017 as compared to the same period in 2016 is primarily related to printer license fees due to new product launch by Canon and Epson and also AirBar sales, which fully offset lower e-Reader license fees. The decrease of 5% in net revenues for the nine month period 2017 as compared to the same period in 2016 is primarily due to an 86% decrease in NRE fees. This decrease was partially offset by new revenues from AirBar sales. The decrease in NRE fees to $0.2 million from $1.2 million for the nine months ended September 30, 2017 compared to the same period in 2016 was expected due to a planned reduction in NRE driven custom integration projects. The majority of the NRE fees in 2016 are related to our Autoliv assisted and self-driving steering wheel project.

Our net revenues for the three and nine months ended September 30, 2017 included $2.1 million and $6.2 million, respectively, from technology license fees plus $22,000 and $0.2 million, respectively, in NRE fees. In addition, we earned $0.2 million and $0.6 million from sales of AirBar for the three and nine months ended September 30, 2017, respectively. Our net revenues for the three and nine months ended September 30, 2016 included $1.6 million and $6.1 million, respectively, from technology license fees plus $2,000 and $1.2 million, respectively, in NRE fees. There were no sales of AirBar in the three and nine months ended September 30, 2016.

In the third quarter 2017, we manufactured and sold our first touch sensor components to twelve customers for total revenue of approximately $20,000. We expect the sales of sensor components to increase in future periods.

The following table presents the license fee revenue distribution per market for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Amount	Percentage	Amount	Percentage
Printers	$1,383	67%	$823	50%
E-Readers and tablets	232	11%	386	24%
Automotive	457	22%	428	26%
	$2,072	100%	$1,637	100%

	Nine months ended September 30, 2017		Nine months ended September, 2016
	Amount	Percentage	Amount	Percentage
Printers	$3,562	58%	$3,105	51%
E-Readers and tablets	882	14%	1,340	22%
Automotive	1,714	28%	1,672	27%
	$6,158	100%	$6,117	100%

In the nine months ended September 30, 2016, license fees from our printer customers included $0.8 million associated with a one-time adjustment to adjust license fees earned to customer shipments plus a customer’s sales of a limited release series of low cost printer. Excluding the license fees related to these activities, the adjusted license fee revenues for the first nine months in 2016 totals to $5.3 million.

Gross Margin

The increase in total gross margin percentage in 2017 as compared to 2016 is primarily due to the fact that license fees with a 100% gross margin are a higher percentage of our total revenue in 2017 compared to 2016. In the three months ended September 30, 2017, license fees accounted for 90% of total revenue compared to 100% in the same period in 2016. In the nine months ended September 30, 2017, license fees accounted for 88% of total revenue compared to 83% in the same period in 2016. NRE projects had a 100% and 21% margin in the three and nine months ended September 30, 2017, respectively compared to a negative and 18% margin in the three and nine months ended September 30, 2016, respectively. AirBar sales had a 28% and 20% margin in the three and nine months ended September 30, 2017. We expect the gross margin for all AirBars to stabilize at approximately 40% in the near term and increase as volumes increase.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contract and cost of goods sold for AirBar includes manufacturing, outsourced final assembly and component costs.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2017 decreased by 17% and 25%, respectively, compared to the same periods in 2016. The decrease for both periods is mainly related to a reduction in full custom design projects requiring fewer resources and external consultants. R&D costs mainly consist of personnel related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. There was no non-cash stock-based compensation expense included in R&D expenses in the three and nine months ended September 30, 2017. Included in R&D expenses is $8,000 and $48,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2016, respectively.

Sales and Marketing

Sales and marketing expenses increased 12% and had a 0% change in the three and nine months ended September 30, 2017, respectively, compared to the same periods last year. The increase in the three month period is primarily due to marketing expenses related to AirBar sales and is partially offset by a reduction in non-cash stock option expense. Non-cash stock-based compensation expense was $11,000 and $39,000 for the three and nine months ended September 30, 2017, respectively, compared to $19,000 and $132,000 for the same periods in 2016. Our sales activities focus primarily on OEM customers who will integrate our touch technology into their products and the sale of our AirBar device to qualified global distributors.

General and Administrative

General and administrative (“G&A”) expenses increased 8% and 6% in the three and nine months ended September 30, 2017, respectively, compared to the same periods last year. The increases are primarily due to higher payroll expenses and professional fees. Included in G&A expenses is $6,000 and $17,000 of non-cash stock-based compensation expense for the three and nine months ended September 30, 2017, respectively, compared to $27,000 and $44,000 for the same periods in 2016. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was 2% and 2% for the three and nine months ended September 30, 2017, respectively, and (3)% and (5)% for the three and nine months ended September 30, 2016. The tax rate in the three and nine months ended September 30, 2017 is mainly due to returns of previously withheld taxes from sales in Germany. The negative tax rate in the three and nine months ended September 30, 2016 is due to withholding taxes from sales in Asia. We recorded valuation allowances for the three month periods ended September 30, 2017 and 2016 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.1 million and $3.0 million for the three and nine months ended September 30, 2017, respectively, compared to a net loss of $2.2 million and $4.9 million in the comparable periods in 2016.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of September 30, 2017, we had made no payments under the NN1002 Agreement.

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

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of September 30, 2017, we had paid $835,000 under the NN1003 Agreement.

Operating Leases

We lease office space located at 2880 Zanker Road, San Jose, CA 95134 USA. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $421,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2018. The lease can be extended on a yearly basis.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $93,000 per year. The lease is valid through December 9, 2017.

Our subsidiary Neonode Japan K.K. leases office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The annual payment for this space equates to approximately $21,000 per year. The lease can be terminated with one month’s notice.

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

For the three and nine months ended September 30, 2017, we recorded approximately $177,000 and $506,000, respectively, for rent expense, compared to $252,000 and $690,000 for the same periods in 2016.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2017 is as follows (in thousands):

Years ending December 31,	Total
2017	$121
2018	386
2019	-
$507

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

In 2017, we have entered into one lease for component production equipment. Under the terms of the lease agreement the lease will be renewed with one year at the time at the end of the original 4 year lease term. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease is currently approximately 2.5% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of September 30, 2017 (in thousands):

Year ending December 31,	Total
2017	$154
2018	619
2019	616
2020	623
2021	506
Total minimum payments required:	2,518
Less amount representing interest:	(108)
Present value of net minimum lease payments:	2,410
Less current portion	(570)
$1,840

Equipment under capital lease	$3,623
Less: accumulated depreciation	(644)
Net book value	$2,979

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

As of September 30, 2017, we had cash of $6.9 million compared to $3.5 million as of December 31, 2016.

Working capital (current assets less current liabilities) was $8.2 million as of September 30, 2017, compared to $3.1 million as of December 31, 2016.

Net cash used in operating activities for the nine months ended September 30, 2017 was $4.7 million and was primarily the result of (1) a net loss of approximately $3.5 million and (2) approximately $1.9 million in net cash used in changes in operating assets and liabilities and (3) approximately $0.7 million in non-cash operating expenses, comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased by approximately $0.9 million as of September 30, 2017 compared with December 31, 2016. This is due to the timing of the payments received from customers.

Inventory increased by approximately $1.2 million during the nine months ended September 30, 2017 compared with December 31, 2016. This is to support the increased production of AirBar and other sensor components.

Deferred revenues decreased by approximately $0.6 million during the nine months ended September 30, 2017 compared with December 31, 2016, mainly due to recognition of revenue from customers that have prepaid license fees, partly offset by increased prepayments for NRE projects and reserved AirBar revenues from Ingram Micro.

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

In the nine months ended September 30, 2017 and 2016, we purchased approximately $643,000 and $851,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash provided by financing activities of $8.8 million during the nine months ended September 30, 2017 was the result of net cash proceeds of approximately $9.1 million from issuance of shares of our common stock and warrants, offset by $0.3 million in principal payments on capital leases.

Net cash provided by financing activities was the result of net proceeds of approximately $7.9 million from issuance of shares of our common stock and warrants during the nine months ended September 30, 2016.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.1 million and $3.0 million and $2.2 million and $4.9 million for the three and nine months ended September 30, 2017 and 2016, respectively, and had an accumulated deficit of approximately $182.0 million and $179.0 million as of September 30, 2017 and December 31, 2016, respectively. In addition, operating activities used cash of approximately $4.7 million and $3.7 million for the nine months ended September 30, 2017 and 2016.

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

On June 9, 2017, the Company entered into a short-term unsecured loan agreement and issued a note payable with the principal amount of 15,000,000 SEK. The interest rate was 2.5% per annum and the note was due on September 1, 2017. We repaid the note in August 2017 with interest cost of approximately $8,900.

In August, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable on August 8, 2018, and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

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

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

In August 2016, we sold 5,027,352 shares of common stock and 3,600,000 pre-funded warrants to institutional and accredited investors including 427,352 shares sold to the chief executive officer and a senior vice president of Neonode. We also issued warrants to purchase up to 4,313,676 shares of our common stock at an exercise price of $1.12 per share. The warrants are exercisable until February 17, 2022. None of the warrants have been exercised as of November 7, 2017.

In August 2017, we sold 9,750,000 shares of common stock shares of common stock at $1.00 per share and issued approximately 3,250,000 warrants to accredited investors at an exercise price of $2.00 per share. The warrants are exercisable until three years after issuance, but are not exercisable during the initial 12 months.

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

On June 12, 2017, we announced that we are pursuing a dual listing of our common stock on the Nasdaq OMX Stockholm. There is no assurance that our common stock will be listed on the Nasdaq OMX Stockholm, or that if listed, an active market for trading there will develop. Although we believe the dual listing of our common stock is beneficial for the liquidity of our common stock as it should permit a broader base of investors to purchase shares of our common stock in secondary trading, it may also adversely affect liquidity and trading prices for our common stock on one or both of the exchanges as a result of circumstances that may be outside of our control. For example, transfers by investors of our shares from trading on one exchange to the other could result in increases or decreases in liquidity and/or trading prices on either or both of the exchanges. In addition, investors could seek to sell or buy our common stock to take advantage of any price differences between the two markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both our common stock prices on either exchange and the volumes of shares of our common stock available for trading on either exchange.

Item 6.	Exhibits

Exhibit #	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 29, 2011 (incorporated by reference to Exhibit 3.1.3 of our Annual Report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.1.4	Certificate of Correction, dated August 7, 2017* (incorporated by reference to Exhibit 3.1.4 of our Quarterly Report on Form 10-Q filed on August 9, 2017 (file no. 1-35525)
3.1.5	Certificate of Amendment, dated October 6, 2017*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1	Form of Warrant, as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 8, 2017 (file no.1-35525))
10.1	Securities Purchase Agreement, dated as of August 2, 2017 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on August 8, 2017 (file no.1-35525)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: November 9, 2017	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

