Form 10-K
period 2017-12-31
Neonode, Inc
filed 2018-03-08
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the NASDAQ Stock Market, was $45,701,993.

The number of shares of the registrant’s common stock outstanding as of March 5, 2018 was 58,594,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

NEONODE INC.

2017 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our limited experience manufacturing hardware devices, the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our customer concentration and dependence on a limited number of customers, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our ability to maintain the NASDAQ listing of our common stock, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Neonode Inc., collectively with its subsidiaries, is referred to in this Annual Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”.

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

ITEM 1.	BUSINESS

Our Company develops optical touch and gesture solutions for human interaction with devices. We offer our core technology under the brand name “zForce”.

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 56 million devices that use our technology.

In addition to our licensing business, we design and manufacture sensor modules that incorporate our zForce AIR technology. We sell our embedded sensors components to OEMs and Tier 1 suppliers for use in their products. We began shipping sensor modules in mid-2017. We sold approximately 1,700 sensor modules in 2017. We also sell our Neonode branded AirBar PC touch product that incorporates one of our sensor modules through distributors and directly to consumers. Since the fourth quarter of 2016, we have sold approximately 17,000 AirBars.

Our Organization

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

Strategy and Focus Areas

Our customers use touch, gesture and object sensing technology to grow their businesses, drive efficiencies, and seek competitive advantages. In this interactive world, cost effective and robust sensing technology is a strategic asset and is increasingly distributed across an expanding number of products. Our strategy is to deliver proven technology and support with the integration so our customers can bring products to market that provide an optimal user experience.

In recent years, we added a new business unit to design, manufacture and sell embedded sensors to our business-to-business customers who integrate them into their products. We previously only offered licensed touch technology designs. An important piece of our new strategy has been the development of an automated manufacturing and production system that now is in full operation. Our ability to manufacture fully integrated sensor modules and support with hardware and software integration reduce our customers’ time to market while providing us a path to further growth.

Our goal is to continue to be a leader in touch technology while transitioning current licensing customers into our embedded sensors and expanding to new markets where touch, gesture and object detecting features provide a competitive advantage. We intend to continue innovating through the introduction of next-generation products that offer better price and performance and architectural advantages compared to our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships.

Business Model

We derive revenues through technology licensing, selling embedded sensor modules (including the consumer product AirBar) and engineering consulting services. We operate in the business-to-business (“B2B”) and business-to-consumer (“B2C”) markets.

Licensing

As of December 31, 2017, we have entered into forty-one technology license agreements with global OEMs and Tier 1 suppliers. One agreement was terminated in 2017.

Our licensing customer base is primarily in the automotive, printer, specialized tablet and e-reader markets. Nineteen of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate other customers will initiate product shipments throughout 2018 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

We also offer engineering consulting services to our licensing customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

Our plan is to continue with the licensing business along with selling embedded sensor modules. For some customers, the licensing business model is preferable while transitioning to purchase agreements using our sensor modules is more attractive to others.

Sensor modules

In 2015, we developed our zForce AIR. This optical sensing technology that enables touch interaction, gesture control and object detection led to the development of a series of sensor modules that provide our customers with various solutions in a sensor hardware component.

During 2016 and 2017, we invested in developing a new robotic manufacturing process designed specifically for zForce AIR components, including AirBar. Industry specific sensor modules using a common technology platform provides hardware touch, gesture and object sensing solutions along with our technology licensing platform gives us a full range of options to successfully enter and compete in our key markets.

In 2016, we developed a consumer product, AirBar. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers. AirBar is powered by our sensor modules.

In the fourth quarter of 2016, we began shipping 15.6 inch AirBar to distributors and customers in the United States and Europe. In mid-2017 we started shipping AirBar versions for 13.3 inch and 14 inch Windows-based notebook PCs and an AirBar for the 13.3 inch Apple MacBook Air. We have no current plans to develop new Neonode branded products for the consumer markets.

In the second half of 2017, we began selling sensor modules to business customers in the industrial and the consumer electronics market. We expect our sensor modules will continue to gain momentum in the future. Over time, we expect the majority of our revenues will be derived from sensor modules.

Markets

Automotive

The automobile is a key market using interactive and sensing technology to interact with the driver, passengers, its environment and other vehicles. The demand for sensing technology is growing every year as vehicles become more complex and display sizes become larger and curved. Touch and gesture interface and sensing applications are becoming standard equipment in more and more vehicles.

The automotive market is comprised of OEM and a series of Tier 1 suppliers who design and manufacture systems and components for the OEMs. We have license agreements with most of the major Tier 1 suppliers who deliver center console infotainment systems to the automotive OEMs. We are also in active design and product development co-operations for our sensor modules with the leading Tier 1 suppliers of automotive entry in addition to our interactive self and assisted driving steering wheel.

In 2016, fourteen automotive OEMs had a total of thirty-six automobile models using our touch technology in their infotainment systems. The majority of these automobiles are sold in China and include SUVs (Baojun 560 and Haval H6) and two top-selling sedans (Chevrolet Cruze and Buick Excelle). In the fourth quarter of 2014, Volvo launched their new XC90 incorporating a 9.7 inch display using our touch technology. Our touch technology is also deployed in Volvo models launched in 2016 and 2017, the S90, V90, V90 Cross Country, XC60 and XC40. The Volvo XC90 and S90 infotainment systems have received awards citing properties such as responsiveness and gloved operation. During 2017, our customers shipped approximately 1.1 million products compared to approximately 0.9 million in 2016.

We believe that our new sensor modules are positioned to make further inroads in the global automotive market by offering high performance, easy integration and design freedom.

We are currently actively engaged with automotive OEM and Tier 1 suppliers to the automotive market in the development of the following:

●	Our zForce DRIVE sensor technology enables high fidelity detection of hands and fingers positions on the steering wheel. This helps create a safer and more natural interaction with the automobile’s systems and the driver’s smart phone to decrease driver distraction. In 2015, we entered into an agreement with Autoliv Development AB, a leading supplier of safety products for the automotive industry, to explore and industrialize our zForce technology for the steering wheel. Self and assisted driving cars with zForce DRIVE sensors have been publicly displayed at CES 2016, 2017 and 2018.
●

Our zForce AIR sensor modules are being developed for use in entry systems such as tailgates, trunks and other exterior parts of the automobile to enable keyless entry and automation of door functions.

Consumer Electronics

Printers and Office Equipment

Photo printers and printers combining printer/scanner/fax functions typically require feature-rich menus and settings to deliver an optimal user experience, and printer OEMs are increasingly replacing mechanical buttons and old style basic resistive touch displays with higher performance touch interactive displays. We have signed license agreements with five of the leading global printers and office equipment OEMs including Hewlett Packard (“HP”), Epson, Canon, Lexmark and Samsung. HP started shipping the first consumer printer with our touch technology integrated in early 2014 and today many of their printer models with interactive displays are using our technology. Samsung and other major customers started shipping printers with our technology in late 2016 and in the first quarter 2017. During 2017 our customers shipped approximately 8 million printers. HP has cumulatively shipped approximately 22 million printers using our touch technology since their first models started shipping in mid-2014.

Over the next few years, we expect our printer customers to transition from licensing our touch technology to purchasing and embedding our new sensor modules as new printers are designed and deployed.

E-Readers and Tablets

Our touch technology is widely used in e-readers. Since 2011, over 29 million e-readers and tablets have been shipped containing our touch technology by customers such as Amazon, Kobo, Deutsche Telekom, Barnes & Noble and Sony. During 2017, our customers shipped more than 2.7 million e-readers and tablets.

In the second quarter of 2017, we received our first order for sensor modules to be embedded in a larger form factor e-reader/notepad that is expected to begin production mid-2018.

Product Backlog

Our sensor module product backlog at March 1, 2018 was approximately $31,000. The product backlog includes orders confirmed for products planned to be shipped within 60 days to one customer. Our AirBar backlog at March 1, 2018 was approximately $112,000. The product backlog includes orders confirmed for products planned to be shipped within 60 days to three customers. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be canceled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Distribution, Sales and Marketing

Licensing

In our licensing business, we consider OEMs and Tier 1 suppliers to be our primary customers. OEMs and Tier 1 suppliers determine the design requirements and make the overall decision regarding the use of our user interface and touch technology in their products. The use and pricing of our user interface and touch technology are governed by a technology licensing agreement, which typically have an initial term of three years with automatic one year renewal periods.

Our licensing agreements historically resulted from sales efforts by our senior management, design engineers, and sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process.

Sensor modules and Consumer Products

In our sensor module business, we consider OEMs and Tier 1 suppliers to be our primary customers. Our customers purchase sensor modules that come in different sizes with different interfaces and we offer engineering consulting to customize hardware and/or firmware to meet specific requirements. We produce the sensor modules in Sweden by our majority-owned subsidiary Pronode, in an automated manufacturing process. The sales of our sensors are governed by a product purchase agreement. In addition, our customers may request engineering services which will generate NRE fee revenues.

In our consumer products business, we manufacture the sensors for AirBar in Sweden by Pronode and the final assembly, packaging and distribution fulfillment is performed by Salutica. From the Salutica facility, AirBar is shipped to distributors such as Ingram Micro in various global locations. Our sales channel is primarily with key web retailers in each of our global markets such as Amazon.com, Amazon in China, India, Mexico, Canada, Germany and the UK, Best Buy, Newegg and Walmart.

Our sales force and marketing operations are managed out of our office in Stockholm, Sweden. Our current sales force is comprised of sales offices located in the United States, Sweden, South Korea, Australia, Japan and Taiwan.

Our sales are normally negotiated and executed in U.S. Dollars.

Customers

As of December 31, 2017, we have entered into forty-one technology license agreements compared to forty-one and forty license agreements as of December 31, 2016 and 2015, respectively. One license agreement was terminated during 2017. Nineteen of our licensing customers are currently shipping products that embed our touch and gesture technology. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, automotive consoles and GPS devices.

In mid-2017, we began selling our new embedded sensor modules to new customers while starting the process to convert our existing license customer to sensor modules.

Since the initial rollout during the fourth quarter of 2016, we have sold approximately 17,000 AirBar units through the end of 2017.

Our customers are primarily located in the United States, Europe and Asia.

As of December 31, 2017, two customers represented approximately 69% of our consolidated accounts receivable.

As of December 31, 2016, three customers represented approximately 59% of our consolidated accounts receivable.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2017 are as follows.

●	Hewlett-Packard Company – 28%
●	Canon – 17%
●	Bosch – 10%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2016 are as follows.

●	Hewlett-Packard Company – 38%
●	Amazon – 11%
●	Autoliv – 11%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2015 are as follows.

●	Hewlett-Packard Company – 25%
●	Autoliv – 21%
●	Amazon – 14%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2017	2016	2015
Automotive	21%	23%	9%
Consumer Electronics	64%	59%	54%
Sensor modules	8%	1%	-
NRE	7%	17%	37%
Total	100%	100%	100%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2017	2016	2015
U.S.	41%	53%	51%
Sweden	5%	11%	21%
Japan	27%	7%	8%
China	7%	13%	5%
Germany	12%	8%	4%
Taiwan	3%	2%	3%
South Korea	2%	1%	1%
Canada	1%	4%	4%
Singapore	1%	-%	-%
Other	1%	1%	3%
Total	100%	100%	100%

The following table presents our total assets by geographic region for the years ended December 31 (in thousands):

	2017	2016	2015
U.S.	$3,694	$4,216	$4,341
Sweden	9,312	5,369	1,308
Asia	121	118	278
Total	$13,127	$9,703	$5,927

Touch Technologies

Background

There are various technologies for touch and gesture sensing technology available in the market with differing profiles such as performance, power consumption, level of maturity, and cost:

●	Optical sensing technology uses structured light beams that when blocked or reflected by objects enables the detection of the objects position.
●	Capacitive touch sensors typically use one or several layers of transparent conductive material applied to the inner structure of the LCD or on a glass or plastic layer in front on the LCD to sense activation.
●	Resistive touch sensors use conductive and resistive layers separated by thin space to sense activation.
●	Acoustic pulse recognition sensors use piezoelectric transducers located at positions of a surface to alter the mechanical energy of a touch vibration into an electronic signal.
●	Surface acoustic wave touch sensors use ultrasonic waves that pass over the screen for activation.

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

Optical Sensing Technology

Our optical technology works by projecting Infrared beams across a surface, through the air or any other detection area without any need for an extra physical layer to be added. It can be activated by using any object such as fingers, passive pens or thick gloves. Our optical sensing technology can also be designed to work through transparent materials, enabling 100% water/dust proof applications and can provide sensing functionality when fully submerged.

We believe our optical sensing technology has a number of key advantages over other touch sensing technologies:

●	It does not require additional layers that may dilute the image quality of the display or cause unwanted reflections and glare making reading the display difficult.
●	It is faster than capacitive sensing technology.
●	It requires no downward pressure on the activation surface in order to select or move items.
●	It is cost-efficient due to the lower cost of materials and its high yield manufacturing process.
●	It enables multiple methods of input, such as continuous tracking of multiple fingers, taps to hit keys, sweeps to zoom in or out, and gestures to write text or symbols directly on the touch surface.
●	It works in all environments and does not require any special properties from the object used.

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

We believe that the only current competitor to our AirBar product for PC notebooks is PCAP touch solution embedded during the initial OEM manufacturing process. We do not believe that there are any competitors currently capable of adding plug and play touch screen functions comparable to AirBar for Windows 8 and Windows 10 notebooks.

Controller Chips

Our licensing customers must use our Application Specific Integrated Circuit (“ASIC”) controllers designed specifically for our optical sensing technology. Our sensor modules also utilize ASIC controller chips.

The NN1001, the first-generation controller ASIC, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on February 4, 2011 and effective as of January 24, 2010. The NN1001 began shipping to our licensing customers in 2012.

The NN1002, the second-generation controller ASIC, was developed pursuant to an Analog Device Development Agreement between Neonode and Texas Instruments entered into on April 25, 2013 effective December 6, 2012. The NN1002 began shipping to our licensing customers in 2015.

The NN1003 is the third-generation controller ASIC and was developed by ST Microelectronics. The NN1003 is designed for high speed sensing applications. The NN1003 began shipping in 2016 and is powering the sensor used in AirBar and our other sensor modules.

The NN1001, NN1002, and NN1003 controllers offer numerous design advantages:

●	The NN1001 and NN1002 have scanning speeds of 1000 Hz (latency down to 1ms).
●	The NN1002 supports advanced power management and enables touch detection even when the device is in sleep or off mode.
●	The NN1002 consumes less than 1mW at 100Hz.
●	The NN1002 and NN1003 can be synchronized to touch enable larger areas by using multiple chips.
●	The NN1002 and NN1003 support simultaneous scanning leading to higher speeds and reduced power consumption.
●	The NN1001 and NN1002 are AEC-q100 compliant enabling them to safely be utilized in automotive applications.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2017 is set forth in the following table:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States	63	16
Europe	10	7
Japan	17	1
China	11	1
South Korea	11	2
Canada	11	0
Australia	17	0
Singapore	16	0
Patent Convention Treaty	Not Applicable	1
Total:	156	28

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

In 2017 we filed fourteen new patent applications, while abandoning certain pending patent applications that were no longer in our product plans.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. These markets include: Neonode (21 registrations), the Neonode logo (13 registrations), zForce (6 registrations), zForce AIR (1 registration), AlwaysON (5 registrations), Multisensing (4 registrations) and AirBar (36 registrations) as well as pending trademark applications for the marks zForce DRIVE, Touch In Everything, and the AirBar logo.

Research and Development

In fiscal years 2017, 2016 and 2015, we spent $6.1 million, $7.1 million and $6.3 million, respectively, on research and development activities. Our research and development is predominantly in-house, but is also may be taken in collaboration with external partners and specialists.

Employees

On December 31, 2017, we had forty-five employees and eleven full-time consultants. There were a total of nine employees in our general and administrative group, six in our sales and marketing group, twenty-four in our engineering group, and six in our production group. We have employees or consultants located in the United States, Sweden, Australia, Japan, Korea and Taiwan. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

Risks Related To Our Business

We have limited experience in manufacturing products and our entry into the hardware market may not be successful.

Our business model in recent years has focused solely on licensing our touch technology. In 2016, we began to manufacture sensor touch components including AirBar. There is no assurance that this entry into hardware will result in market acceptance or meaningful revenues. The success of our sensor modules will depend on customer response and our management’s ability to execute on a new business offering. Our ability to manufacture sensor modules is subject to numerous risks, including:

●	quality and reliability of product components that we source from third-party suppliers;
●	our inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;
●	our failure to increase production capacity or volumes to meet demand;
●	difficulty identifying and qualifying alternative suppliers for components in a timely manner; and
●	establishing and maintaining effective sales channels.

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

Our license revenues for the year ended December 31, 2017 were earned from nineteen OEM and Tier 1 customers. We also earned AirBar revenues from two distributors, Ingram Micro and OZT Electronics, and direct sales through our web site www.air.bar. We earned NRE from seven customers for the year ended December 31, 2017. During the year ended December 31, 2017, three customers represented approximately 55% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. In addition, our customer composition may change as we transition from licensing our technology to selling our technology in embedded sensors. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We are dependent on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We historically generated revenue through technology licensing agreements with companies which must be successful in designing, manufacturing and selling their products that incorporate our touch technology. The majority of our license fees earned in 2017 and 2016 were from customer shipments of printer products. The majority of our license fees earned in 2015 were from customer shipments of e-reader and tablet products. Although we are transitioning to a business model of selling sensors, we expect to continue to receive licensing revenue from current customers who have products in their development cycle. If our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new touch technology that our customers and end users choose to buy. If we are unsuccessful at developing new touch technologies that are appealing to our customers and end users, with acceptable functionality, quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new touch technology is very difficult and requires high levels of innovation and competence. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or if we are unable to complete development in a cost effective and timely fashion, we will be unable to introduce new touch technology into the market or successfully compete with other providers. As we introduce new or enhanced touch technology or integrate new touch technology into new or existing customer products, we face risks including, among other things, disruption in customers’ ordering patterns, inability to deliver new touch technology to meet customers’ demand, possible product and technology defects, and potentially unfamiliar sales and support environments. Premature announcements or leaks of new products, features, or technologies may exacerbate some of these risks. Our failure to manage the transition to newer touch technology or the integration of newer technology into new or existing customer products could adversely affect our business, results of operations, and financial condition.

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

In addition, we are subject to the following factors, among others, that may negatively affect and cause fluctuations in our operating results:

●	the announcement or introduction of new products or technologies by our competitors;
●	our ability to upgrade and develop our infrastructure to accommodate growth;
●	our ability to attract and retain key personnel in a timely and cost-effective manner;
●	technical difficulties;
●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
●	general economic conditions as well as economic conditions specific to the touchscreen industry.

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.

We have had a history of losses and may require additional capital to fund our operations, which may not be available on commercially attractive terms or at all.

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

Our senior management team consists of two executive officers. In December 2017, our chief executive officer resigned and a member of our board of directors became interim chief executive officer. In February 2016, we announced that Håkan Persson will become our new chief executive officer on April 1, 2018. Changes in our management and the unplanned loss of the services of any member of management could have a materially adverse effect on our operations and future prospects.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won and Taiwan Dollars. For the year ended December 31, 2017, our revenues from North America, Asia, and Europe were 42%, 41%, and 17% respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business.

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

Risks Related to Owning Our Stock

If our common stock is delisted from the NASDAQ, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On December 27, 2017, we received a notice from The NASDAQ Stock Market (the “NASDAQ”) indicating that, for 30 consecutive days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under NASDAQ Rule 5550(a)(2). To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days no later than June 25, 2018. If by that date our common stock does not achieve the minimum bid requirement, but we otherwise meet the Nasdaq Capital Market listing criteria set forth in NASDAQ Rule 5550, we may be provided with an additional 180 calendar day compliance period to demonstrate compliance. If we are not eligible for an additional compliance period at that time, NASDAQ will provide us with written notification that our common stock will be delisted. Upon such notice, we may appeal the NASDAQ Staff’s determination to a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the applicable NASDAQ Rules.

Our Board of Directors intends to seek stockholder authorization to effectuate a reverse stock split to resolve the deficiency and regain compliance with the minimum bid price requirement.

Any delisting of our common stock from the NASDAQ could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders.

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

In August 2016, we sold 5,027,352 shares of common stock and 3,600,000 pre-funded warrants to institutional and accredited investors, including our former chief executive officer. We also issued warrants to purchase up to 4,313,676 shares of our common stock at an exercise price of $1.12 per share. The warrants are exercisable until February 17, 2022. None of the warrants have been exercised to date.

In August, 2017, we sold an additional 9,750,000 shares to new investors, including two current members of our Board of Directors. We also issued them warrants to purchase up to 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable on August 8, 2018, and will expire on August 8, 2020.

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

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $425,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2018. The lease can be extended on a yearly basis.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB, leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $93,000 per year. The lease is valid through December 9, 2020. The lease can be terminated with nine months´ written notice.

Our subsidiary Neonode Japan K.K. leases office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The annual payment for this space equates to approximately $21,000 per year. The lease is valid through September 2018. The lease can be terminated with two months´written notice.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January 2015. The annual payment for this space equates to approximately $9,000 per year. The lease is valid until December 2018.

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

	Fiscal Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2017
High	$1.96	$1.80	$1.42	$1.40
Low	$1.35	$1.05	$0.98	$0.72
Fiscal 2016
High	$2.68	$2.17	$1.67	$2.19
Low	$1.99	$1.39	$1.04	$0.96

Holders

As of March 1, 2018, there were approximately 224 stockholders of record of our common stock. We estimate that there are significantly more stockholders whose shares were held in “street name” by brokers and other institutions on behalf of stockholders of record.

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

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Financial Results:
Total revenues	$10,241	$10,213	$11,115	$4,740	$3,717
Net loss attributable to Neonode Inc.	(4,705)	(5,291)	(7,820)	(14,234)	(13,080)
Per Share:
Basic and diluted loss per share	$(0.09)	$(0.12)	(0.19)	$(0.36)	$(0.37)
Weighted average number of shares outstanding	52,889	45,690	41,202	39,532	35,266
Financial Position:
Total assets	$13,127	$9,703	$5,927	$8,602	$11,471
Total liabilities	5,264	5,568	4,094	5,332	5,123

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 56 million devices that use our technology. In mid-2017, we augmented our licensing business and started to manufacture and ship sensor modules that incorporate our technology. We sell these embedded sensors to OEMs and Tier 1 suppliers for use in their products.

As of December 31, 2017, we had entered into forty-one technology license agreements with global OEMs and Tier 1 suppliers. This compares with forty-one and forty technology license agreements as of December 31, 2016 and 2015, respectively. One license agreement was terminated in 2017. During the year ended December 31, 2017, we had nineteen customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2017 and 2016 were from customer shipments of printers. The majority of our license fees earned in 2015 were from customer shipments of tablets and e-Readers. As of December 31, 2017, our license customers in the automotive and printer markets have not released all the products that are currently in development and that are planned to go into production and market release over the next 12 to 24 months.

We now offer our technology to our current and new customer under either a license agreement or a supply agreement, where we sell them a manufactured embedded sensor module that has been customized for use in their products. We anticipate our revenue will be generated by a combination of royalties from our existing and new license customers plus sales of our sensor modules. We will offer our current licensing customers a path to transition to a supply agreement where they purchase our sensor modules. This conversion process is expected to take several years.

We intend to continue expanding our sensor module product offerings in 2018, including new sensors for delivery to the automotive and other key markets in 2018. We expect that over time the sales of sensors components will constitute the majority of our revenue.

In the fourth quarter of 2016, we started selling AirBar, a Neonode branded consumer product incorporating one of our sensor modules, through distributors and directly to consumers. We have no current plans to develop new Neonode branded products for the consumer markets.

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

The consolidated balance sheets at December 31, 2017 and 2016 and the consolidated statements of operations, comprehensive loss and cash flows for the years ending 2017, 2016 and 2015 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

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

Explicit return rights are not offered to customers. There were no returns associated with license agreements through December 31, 2017.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the years ended December 31, 2017 and 2016, no losses were recorded as cost of sales due to expected losses on SOW projects. In the year ended December 31, 2015, $165,000 was recorded as cost of sales due to expected losses related to two SOW projects.

Optical Sensor module Revenues:

We derive revenue from the sales of sensor modules hardware products sold directly to our OEM and Tier 1 customers who embed our hardware into their products, and from sales of branded consumer products that incorporate our sensor modules sold to distributors or directly to end users. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. We enter into sales agreements that generally provide customers with limited rights of return and warranty provisions. U.S. GAAP allows companies to make reasonable aggregations and approximations of returns data with regard to returns. Our returns and warranty experience to date has enabled us to make reasonable returns estimates, which are further supported by the fact that our product sales involve homogenous transactions.

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

We make sales to distributors and revenue from distributors is recognized based on a sell-through basis using sales and inventory information provided by these distributors. Under the sell-through basis, accounts receivable is recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and are included in deferred revenues in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred revenues as sales and cost of sales. Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of December 31, 2017 was $0.2 million and was recorded as a reduction of our revenue and increase of deferred revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method (“FIFO”) valuation method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. During the fourth quarter of 2017, after a comprehensive evaluation of our AirBar business we recorded a $1.1 million write-down, included in our cost of goods sold, to reduce our AirBar specific component and finished goods inventory to estimated net realizable value and to revalue the purchase price from the initial order of one component by $0.12 each. The component was originally valued at an average price basis but due to slow selling inventory, we revalued at a higher specific price. The total price adjustment related to this component included in cost of sales was approximately $0.1 million. In addition, we recorded a $0.1 million write-down related to this component repricing which is included in our Research and Development expense. We also recorded a $0.5 million write-off related to production development units, included in inventory, that is included in our Research and Development expense. As of December 31, 2017, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Investment in Joint Venture

We invested $3,000, a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. We are not required to guarantee any obligations of the JV. There have been no operations of Neoeye through December 31, 2017.

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

We review our investment in Neoeye to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near-term prospects of Neoeye. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $1,000 as of December 31, 2017. There were no costs capitalized in projects in process as of December 31, 2016.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flows from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2017, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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
(3)	Each component of other comprehensive income or loss

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $84,000, $74,000 and $62,000 during the years ended December 31, 2017, 2016 and 2015, respectively. Foreign currency translation gains or (losses) were $72,000, ($217,000) and ($103,000) during the years ended December 31, 2017, 2016 and 2015, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2017, 2016 and 2015. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2017, 2016 and 2015 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2017	2016	2015
Swedish Krona	8.54	8.55	8.43
Japanese Yen	112.15	108.75	121.03
South Korean Won	1,128.65	1,157.14	1,130.22
Taiwan Dollar	30.41	32.22	31.73

Exchange rate for the consolidated balance sheets was as follows:

	Years ended December 31,
	2017	2016
Swedish Krona	8.21	9.07
Japanese Yen	112.65	116.97
South Korean Won	1,066.31	1,205.11
Taiwan Dollar	29.66	32.28

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. We defer AirBar and sensor modules revenues until distributors sell the products to their end customers.

The following table presents our deferred revenues by segment (in thousands)

	Years ended December 31,
	2017	2016
Deferred license fees	$1,089	$1,812
Deferred AirBar revenues	137	109
Deferred sensor modules revenues	22	-
	$1,248	$1,921

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 and other subsequent revisions amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. We are currently compiling a complete list of our contracts, and we are finalizing our implementation plan. We selected the cumulative effect (modified retrospective) approach for our transition, and we determined that there will be an equity adjustment related to license fees. We will complete our quantification of that adjustment after we receive a final 2017 royalty report from one of our largest customers. We do not expect material adjustments related to either AirBar or sensor modules, and no NRE contracts were outstanding as of January 1, 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements.

Results of Operations

We develop user interface and optical interactive touch and gesture solutions. Since 2010, under our licensing agreements, OEMs and Tier 1 suppliers have sold approximately 56 million devices that use our technology. In mid-2017, we augmented our licensing business and started to manufacture and sell sensor modules that incorporate our technology.

A summary of our financial results is as follows (in thousands, except percentages):

	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Revenue:
License Fees	$8,684	$8,350	$7,045	$334	4.0%	$1,305	18.5%
Percentage of revenue	84.8%	81.8%	63.4%
Sensor Modules	814	149	-	665	446.3%	149	-
Percentage of revenue	7.9%	1.5%	-
NRE	743	1,714	4,070	(971)	(56.7)%	(2,356)	(57.9)%
Percentage of revenue	7.3%	16.8%	36.6%
Total Revenue	$10,241	$10,213	$11,115	$28	0.3%	$(902)	(8.1)%

Cost of Sales:
Sensor Modules	$1,758	$54	$-	$1,704	3,155.6%	$54	-
Percentage of revenue	17.2%	0.5%	-
NRE	585	1,284	3,780	(699)	(54.4)%	(2,496)	(66.0)%
Percentage of revenue	5.7%	12.6%	34.0%
Total Cost of Sales	$2,343	$1,338	$3,780	$1,005	75.1%	$(2,442)	(64.6)%

Total Gross Margin	$7,898	$8,875	$7,335	$(977)	(11.0)%	$1,540	21.0%

Operating Expense:
Research and Development	$6,078	$7,069	$6,279	$(991)	(14.0)%	$790	12.6%
Percentage of revenue	59.3%	69.2%	56.5%
Sales and Marketing	2,772	2,857	3,753	(85)	(3.0)%	(896)	(23.9)%
Percentage of revenue	27.1%	28.0%	33.8%
General and Administrative	4,524	4,093	4,999	431	10.5%	(906)	(18.1)%
Percentage of revenue	44.2%	40.1%	45.0%
Total Operating Expenses	$13,374	$14,019	$15,031	$(645)	(4.6)%	$(1,012)	(6.7)%
Percentage of revenue	130.6%	137.3%	135.2%

Operating Loss	$(5,476)	$(5,144)	$(7,696)	$(332)	(6.5)%	$2,552	33.2%
Percentage of revenue	53.5%	50.4%	69.2%
Other Expenses	(75)	(138)	(46)	63	45.7%	(92)	(200.0)%
Percentage of revenue	0.7%	1.4%	0.4%
Net Loss	$(4,705)	$(5,291)	$(7,820)	$586	11.1%	$2,529	32.3%
Percentage of revenue	45.9%	51.8%	70.4%
Net Loss Per Share	$(0.09)	$(0.12)	$(0.19)	$0.03	25.0%	$0.07	36.8%

Revenues

All of our sales for the years ended December 31, 2017, 2016 and 2015 were to customers located in the United States, Europe and Asia.

The following table presents revenues by market and NRE for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017
	Amount	Percentage
Revenues from Automotive	$2,148	21%
Revenue from Consumer Electronics	6,536	64%
Revenues from Sensor modules	814	8%
Revenues from NRE	743	7%
Total	$10,241	100%

	2016
	Amount	Percentage
Revenues from Automotive	$2,303	23%
Revenues from Consumer Electronics	6,047	59%
Revenues from Sensor modules	149	1%
Revenues from NRE	1,714	17%
Total	$10,213	100%

	2015
	Amount	Percentage
Revenues from Automotive	$1,016	9%
Revenues from Consumer Electronics	6,029	54%
Revenues from NRE	4,070	37%
Total	$11,115	100%

We have historically licensed our technology to OEMs and Tier 1 suppliers who embed it in their products based upon our custom designs and we charge these customers a non-recurring fee to offset our engineering costs. In the fourth quarter of 2016, we began selling a Neonode branded consumer product, AirBar and in mid-2017 we added sales of embedded sensor modules to our business model. Our new sensor modules provide a hardware based technology solution which allows our customers a way to use our zForce AIR technology while forgoing the complex design and manufacturing phase associated with our licensing model. We now earn revenue from a combination of licensing plus selling our embedded sensor modules and AirBar. We plan to offer a pathway to our current license customers to convert from a license agreement to a supply agreement where they purchase our embedded sensor modules. If successful, this conversion process will take several years and is expected to only be applicable to new or redesigned products they may release in the future.

During 2016 and 2017 we focused our efforts on maintaining our current licensing customers and finalizing their designs for new products expected to be released over the coming 18 months and we made investments finalizing the design of selected embedded sensor modules and setting-up our manufacturing facility in Sweden.

As of December 31, 2017, we had entered into forty-one technology license agreements with global OEMs and Tier 1 suppliers. This compares with forty-one and forty technology license agreements with global OEMs and Tier 1 suppliers as of December 31, 2016 and 2015, respectively. One license agreement was terminated during 2017. Nineteen of our customers are currently shipping products.

We expect to continue to earn license fees in future years and anticipate our customers will continue to release new products that embed our technology under a license agreement. License fees were the majority of our total revenue in the past three years and increased 4% in 2017 as compared to 2016 primarily due to a 23% increase in license fees earned from our printer customers and partially offset by a 31% decrease in license fees earned from e-reader customers and a 7% decrease in license fees earned from our automotive customers. License fees increased 19% in 2016 as compared to 2015 primarily due to a 64% increase in license fees earned from our printer customers and a 127% increase in license fees earned from our automotive customers which was partially offset by a 49% decrease in license fees earned from our e-reader customers.

In the fourth quarter of 2016 and throughout 2017 we shipped AirBar, our branded consumer product using our sensor module, in the United States and Europe. We have sales and distribution agreements with Ingram Micro, Synnex and OZT Elektronik. In 2016, sales of AirBar provided total revenues of $149,000 compared to $753,000 in fiscal 2017. Market acceptance and sales of AirBar have not met expectations and we are evaluating alternative courses of action ranging from discontinuing the AirBar product line to selling to or partnering with established companies who operate in the consumer market place.

In mid-2017 we began selling our embedded sensor modules. We are focusing our efforts on our key markets such as: automotive, medical devices, printers and office equipment, and white goods. During 2017, we entered into a U.S. distribution agreement with Digi-Key and they currently have a range of sensor modules and development kits for sale. We currently have supply agreements for sensor modules with three customers including Chigoo, a company manufacturing luggage trolleys for airports. In 2017, we sold $61,000 of sensor modules.

In 2015, we entered into a joint development and cooperation agreement with Autoliv to develop a new HMI sensing product for vehicle steering wheel applications. As part of the agreement, we licensed our zForce DRIVE technology to Autoliv. The agreement required that Autoliv pay us an initial $1.5 million and an additional $1.5 million in three staggered payments subject to and after achievement of project milestones during a twelve-month period. The initial payment of $1.5 million was initially recorded as deferred revenue and was amortized to revenue during the twelve-month development period. The additional $1.5 million was recognized as revenue as project milestones were completed as of December 31, 2016, and all payments related to completion of project milestones have been recognized as revenue. An addendum to the initial agreement was entered into in December 2016 for a Steering Wheel software upgrade for a fee of $600,000. The final milestone was completed in December 2017 and the entire $600,000 fee has been recognized as revenue as of the end of 2017.

Non-recurring engineering fees (“NRE”) decreased 57% in 2017 as compared to 2016 due to a decline of new license customers and related NRE design projects. Non-recurring engineering fees (“NRE”) decreased 58% in 2016 as compared to 2015 due to the same reason as described above. In 2017, 69% of our total NRE fees were earned from automotive projects including the last milestone of the extended Autoliv steering wheel project. We expect to continue to earn NRE fees in 2018 and future years, mainly related to customization of sensor modules for the automotive industry.

Gross Margin

Our combined total gross margin was 77% in 2017 compared to 87% in 2016. The decrease in total gross margin in 2017 as compared to 2016 is primarily due to a high negative gross margin related to AirBar sales. AirBar sales in 2017 were less than expected and are not expected to achieve plan. Included in cost of goods sold for 2017 is a non-cash $1.1 million reserve for obsolete or slow moving AirBar component and finished goods inventory. In 2017, license fees accounted for 85% of total revenue compared to 82% in 2016 with a 100% gross margin. NRE projects had a 21% gross margin in 2017 compared to 25% in 2016. Our combined total gross margin was 87% in 2016 compared to 66% in 2015. The increase in total gross margin in 2016 as compared to 2015 is primarily related to a higher proportion of the total revenue in 2016 being comprised of 100% gross margin license fees compared to 2015.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Product research and development (“R&D”) expenses for 2017 were 59% of total revenue compared to 69% in 2016 and 57% in 2015. R&D in 2017 decreased 14% compared to 2016. We had twenty-four employees and four consultants in our Research and Development department in 2017 compared to twenty-five employees and one consultant in 2016 and forty-six employees and twelve consultants in 2015. Research and Development expenses in 2016 increased 13% over 2015. The decrease for 2017 is primarily related to decrease in salaries related to a reduction in headcount and a reduction in stock option expense. The increase in 2016 compared to 2015 were due to investments of $1.1 million of pre-production manufacturing start-up costs and non-recurring expenses of approximately $0.8 million related to final development of the NN1003 ASIC. In addition, the increase was partially related to shifting our engineering resources from customized licensing customer projects under NRE contract to sensor development projects and expensed as incurred. There were no non-cash stock expenses included in Research and Development expenses for the year ended December 31, 2017 compared to approximately $48,000 and $484,000 of non-cash stock expense for the same periods in 2016 and 2015, respectively. Included in R&D are non-cash inventory adjustments of $0.6 million related to scrap and inventory revaluation. These adjustments have been recorded as Research & Development because the production of the components were considered to be in a design industrialization phase.

Our R&D groups are primarily tasked with developing technology and software platforms to support our sensor modules and our customer integration activities for both our sensor hardware and license agreements.

Sales and Marketing

Sales and marketing expenses for 2017 were 27% of total revenue compared to 28% in 2016 and 34% in 2015. Sales and marketing expenses in 2017 decreased 3% over 2016. We had six employees and five consultants in our sales and marketing department in 2017 compared to six employees and four consultants in 2016 and eight employees and four consultants in 2015. Sales and marketing expenses in 2016 decreased 24% over 2015. The decrease is primarily related to a decrease in salaries related to a reduction in headcount and a reduction in stock option expense. Included in sales and marketing expenses is approximately $50,000 of non-cash stock expense for the year ended December 31, 2017 compared to approximately $150,000 and $296,000 for the same periods in 2016 and 2015, respectively.

Our sales activities focus on OEM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers. We also sell and market our Neonode branded AirBar to customers directly and through distribution partners. We expect to expand our sensor module sales and marketing activities in 2018 and future years to capture market share in our target markets.

General and Administrative

General and administrative (“G&A”) expenses were 44% of revenue in 2017 compared to 40% in 2016 and 45% in 2015. Total G&A expenses in 2017 increased 11% over 2016. These increases are primarily related to an increase in salaries related to an increase in headcount, increased professional fees and an increase in foreign currency loss, partly offset by a decrease in patent expenses. Total G&A expenses in 2016 decreased 18% over 2015. The decrease is primarily related to a decrease in salaries related to a reduction in headcount and a reduction in stock option expense. As of December 31, 2017, we had nine full-time employees and two consultants in our G&A department fulfilling management and accounting responsibilities compared to eight full-time employees and eight full-time employees as of December 31, 2016 and 2015. Included in G&A expenses are approximately $22,000 of non-cash stock-based compensation expense for the year ended December 31, 2017 compared to approximately $57,000 and $295,000 for the same periods in 2016 and 2015, respectively.

Interest Expense

Interest expense for the year ended December 31, 2017 was $75,000 compared to $47,000 and $18,000 for the years ended December 31, 2016 and 2015, respectively. The interest expense was mainly related to capital leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $84,000, $74,000 and $62,000 during the years ended December 31, 2017, 2016 and 2015, respectively. Foreign currency translation gains or (losses) were $72,000, ($217,000) and ($103,000) during the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes

Our effective tax rate was 1% in the year ended December 31, 2017 and (8)% and (1%) in the years ended 2016 and 2015, respectively. We recorded valuation allowances in 2017, 2016 and 2015 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $4.7 million for the year ended December 31, 2017, compared to a net loss of $5.3 million and $7.8 million for the years ended December 31, 2016 and 2015, respectively.

Contractual Obligation and Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

A summary of future minimum payments under non-cancellable lease commitments as of December 31, 2017 is as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$679	$492	$187	$-	$-
Capital lease	2,342	613	1,228	501	-
Total	$3,021	$1,105	$1,415	$501	$-

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Operating Leases

On May 28, 2015, we entered into a three-year lease for 6,508 square feet of office space located at 2674 North First Street, San Jose, California. The annual payment for this space was $160,000. We paid a final lease termination payment of $60,000 and the lease was terminated as of August 31, 2016.

On August 22, 2016, we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The annual payment for this space is $15,000 and can be terminated with one month’s notice.

On October 12, 2012, we entered into a two-year lease for office space located at 608 Bureau Shinagawa, 4-1-6 Konan, Minato-ku, 108-0075 Tokyo, Japan. The lease payment was approximately $2,300 per month. This lease was valid through October 12, 2014. The lease was extended for two years and was valid until October 31, 2016 under the same terms and conditions. The annual payment for this space equated to approximately $32,000 per year. On September 23, 2016 we entered into a lease of office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The monthly payment for this space is $1,800. The lease is valid through September 2018. The lease can be terminated with two months´written notice.

On July 1, 2013, NTAB entered into a lease for 5,900 square feet of office space located at Storgatan 23C, Stockholm, Sweden for approximately $38,000 per month including property tax (excluding VAT). The annual payment for this space equated to approximately $458,000 per year including property tax (excluding VAT). This lease was valid through September 30, 2014. On July 1, 2014, the lease was expanded and extended through November 30, 2017 and was then extended until November 30, 2018. As a result, we lease 7,007 square feet for approximately $425,000 per year. The lease can be extended on a yearly basis with three and nine months´ written notice.

On December 1, 2015, Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden for approximately $8,000 per month. The annual payment for this space equates to approximately $93,000 per year. The lease was valid through December 9, 2017. The lease was extended through December 9, 2020 and can be terminated with nine months’ written notice before the termination date.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The annual payment for this space equates to approximately $9,000 per year. The lease is valid until December 2018.

In May 2015, our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at 16F, No. 89 Songren Rd, Taipei, Taiwan. This lease is valid through May 24, 2016 but was terminated on November 30, 2015. The annual payment for this space equated to approximately $46,000 per year. On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. This lease was valid through April 30, 2016. The lease is renewed every three months unless termination is notified. The annual payment for this space equates to approximately $14,000 per year.

For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $681,000, $852,000 and $641,000, respectively, for rent expense.

Equipment Subject to Capital Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original six-year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The implicit interest rate of the lease is 4% per annum.

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

In 2017, we have entered into one lease for component production equipment. Under the terms of the lease agreement the lease will be renewed with one year at the time at the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate our intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to our licensees. Under the terms of the NN1001 Agreement, we agreed to reimburse Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the year ended December 31, 2015 approximately $20,000 of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the consolidated statements of operations. Through December 31, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate our intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to our licensees. Under the terms of the NN1002 Agreement, we agreed to reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of December 31, 2017, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. pursuant to which STMicroelectronics agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicroelectronics exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicroelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation (paid through January 2, 2017)

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

As of December 31, 2017, we had cash of $5.8 million, as compared to $3.5 million as of December 31, 2016.

Working capital (current assets less current liabilities) was $6.2 million as of December 31, 2017, compared to working capital of $3.1 million as of December 31, 2016.

Net cash used in operating activities for the year ended December 31, 2017 of $5.6 million was primarily the result of (1) a net loss including noncontrolling interests of approximately $5.5 million and (2) approximately $1.1 million in net cash used in changes in operating assets and liabilities, primarily accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenues. Cash used to fund net losses is reduced by approximately $1.0 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $0.5 million as of December 31, 2017 compared with December 31, 2016. During 2017, 2016 and 2015, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Accounts payable and accrued expenses decreased approximately $0.9 million as of December 31, 2017 compared to December 31, 2016. On December 31, 2016, the main accounts payable were related to building up our inventory for sensor modules and AirBar products.

Deferred revenue decreased approximately $0.7 million during 2017 mainly related to recognition of prepaid license fees from two customers during 2017.

Net cash used in operating activities for the year ended December 31, 2016 of $6.3 million was primarily the result of (1) a net loss including noncontrolling interests of approximately $5.6 million and (2) approximately $1.3 million in net cash used in changes in operating assets and liabilities, primarily accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenues. Cash used to fund net losses is reduced by approximately $0.7 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

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

Net cash used in operating activities for the year ended December 31, 2015 of $8.1 million was primarily the result of (1) a net loss including noncontrolling interests of approximately $7.8 million and (2) approximately $1.5 million in net cash provided by changes in operating assets and liabilities, primarily accounts receivable, projects in process, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenues. Cash used to fund net losses is reduced by approximately $1.3 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable increased approximately $0.2 million as of December 31, 2015 compared with December 31, 2014, primarily as a result of net revenues of approximately $3.0 million in the fourth quarter of 2015 compared to approximately $1.8 million in the fourth quarter of 2014. During 2015 we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Deferred revenue decreased approximately $1.9 million during 2015 mainly related to finalization of development projects and net increase in revenue recognition of prepaid license fees and non-recurring engineering fees during 2015.

In the years ended December 31, 2017, 2016 and 2015, we purchased $656,000, $987,000 and $198,000, respectively of fixed assets, consisting primarily of leasing equipment and engineering equipment.

Net cash provided by financing activities during the year ended December 31, 2017 was the result of net proceeds of approximately $9.1 million from the sale of our common stock. This increase was offset by down payments of $438,000 on leasing equipment.

Net cash provided by financing activities during the year ended December 31, 2016 was the result of net proceeds of approximately $7.9 million from the sale of our common stock. This increase was offset by repayments of $116,000 on our capital lease obligations.

Net cash provided by financing activities during the year ended December 31, 2015 was the result of net proceeds of approximately $5.4 million from the sale of our common stock. This increase was offset by repayments of $57,000 on our capital lease obligations.

On June 9, 2017, the Company entered into a short-term unsecured loan agreement and issued a note payable with the principal amount of 15,000,000 SEK. The interest rate was 2.5% per annum and the note was due on September 1, 2017. We repaid the note in August 2017 with interest cost of approximately $8,900.

In August 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable on August 8, 2018, and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

In August 2016, we entered into a Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which we issued a total of 8,627,352 shares of common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares included (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, former Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 shares at a price of $1.00 per share to outside investors for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares issuable upon exercise of warrants (the “Pre-Funded Warrants”) by outside investors for which we received $3,564,000 pre-funded in proceeds and will receive up to $36,000 in proceeds upon future cash exercises.

Under the terms of the August 2016 Securities Purchase Agreement, we issued warrants (the “Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the Purchase Warrants have been exercised as of December 31, 2017. If the warrants are fully exercised, we will receive approximately $4.8 million in cash proceeds.

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

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. We expect our revenues from license fees, sales of sensor modules and non-recurring engineering fees will enable us to reduce our operating losses in 2018. We have received purchase orders from our distributors for AirBar and entered into an agreement with an OEM customer for our sensor modules. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing sensor modules which require limited custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss. However, management believes that execution of its business plan and the capital invested pursuant to the August 2017 Securities Purchase Agreement should provide us with sufficient liquidity to meet our short-term operating requirements.

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. Historically, we have been able to access the capital markets through sales of common stock and warrants to generate liquidity. Our management believes it could raise capital through public or private offerings if needed to provide us with sufficient liquidity. As part of our annual meeting October 2016, stockholders approved an increase in our authorized shares of common stock. Of the 100,000 million shares of our common stock currently authorized, approximately 30 million are unreserved and available for future issuance. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule of valuation and qualifying accounts appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

KMJ Corbin & Company LLP

We have served as the Company's auditor since 2009.

Costa Mesa, California

March 8, 2018

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash	$5,796	$3,476
Accounts receivable, net	1,010	1,548
Projects in process	1	-
Inventory	1,154	696
Prepaid expenses and other current assets	1,836	1,949
Total current assets	9,797	7,669

Investment in joint venture	3	3
Property and equipment, net	3,327	2,031
Total assets	$13,127	$9,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509	$1,286
Accrued payroll and employee benefits	1,081	1,001
Accrued expenses	177	172
Deferred revenues	1,248	1,921
Current portion of capital lease obligations	568	228
Total current liabilities	3,583	4,608

Capital lease obligation, net of current portion	1,681	960
Total liabilities	5,264	5,568

Commitments and contingencies

Stockholders’ equity
Series B Preferred stock, 54,425 shares authorized with par value of $0.001; 83 shares issued and outstanding at December 31, 2017 and 2016, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 100,000,000 shares authorized, with par value of $0.001; 58,594,503 and 48,844,503 shares issued and outstanding at December 31, 2017 and 2016, respectively	59	49
Additional paid-in capital	192,808	183,667
Accumulated other comprehensive loss	(99)	(171)
Accumulated deficit	(183,745)	(179,040)
Total Neonode Inc. stockholders’ equity	9,023	4,505
Noncontrolling interests	(1,160)	(370)
Total stockholders’ equity	7,863	4,135
Total liabilities and stockholders’ equity	$13,127	$9,703

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
License fees	$8,684	$8,350	$7,045
Sensor modules	814	149	-
Non-recurring engineering	743	1,714	4,070
Total revenues	10,241	10,213	11,115

Cost of revenues:
Sensor modules	1,758	54	-
Non-recurring engineering	585	1,284	3,780
Total cost of revenues	2,343	1,338	3,780

Total gross margin	7,898	8,875	7,335

Operating expenses:
Research and development	6,078	7,069	6,279
Sales and marketing	2,772	2,857	3,753
General and administrative	4,524	4,093	4,999

Total operating expenses	13,374	14,019	15,031
Operating loss	(5,476)	(5,144)	(7,696)

Other expense, net:
Interest expense	(75)	(47)	(18)
Other expense, net	-	(91)	(28)
Total other expense, net	(75)	(138)	(46)

Loss before provision for income taxes	(5,551)	(5,282)	(7,742)

(Benefit from) provision for income taxes	(56)	367	93
Net loss including noncontrolling interests	(5,495)	(5,649)	(7,835)
Less: Net loss attributable to noncontrolling interests	790	358	15
Net loss attributable to Neonode Inc.	$(4,705)	$(5,291)	$(7,820)

Loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.12)	$(0.19)
Basic and diluted – weighted average number of common shares outstanding	52,889	45,690	41,202

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2017	2016	2015

Net loss including noncontrolling interests	$(5,495)	$(5,649)	$(7,835)
Other comprehensive income (loss):
Foreign currency translation adjustments	72	(217)	(103)
Comprehensive loss	(5,423)	(5,866)	(7,938)
Less: Comprehensive loss attributable to noncontrolling interests	790	358	15
Comprehensive loss attributable to Neonode Inc.	$(4,633)	$(5,508)	$(7,923)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2015	83	$-	40,455	$40	$169,010	$149	$(165,929)	$3,270	$-	$3,270

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	1,075	-	-	1,075	-	1,075

Proceeds from sale of common stock, net of offering costs	-	-	3,200	3	5,419	-	-	5,422	-	5,422

Common stock issued upon exercise of common stock warrants	-	-	151	1	-	-	-	1	-	1

Foreign currency translation adjustment	-	-	-	-	-	(103)	-	(103)	-	(103)

Noncontrolling interests Pronode initial contribution	-	-	-	-	-	-	-	-	3	3

Net loss	-	-	-	-	-	-	(7,820)	(7,820)	(15)	(7,835)

Balances, December 31, 2015	83	$-	43,806	$44	$175,504	$46	$(173,749)	$1,845	$(12)	$1,833

Stock option and warrant compensation expense to employees, directors and vendors	-	-	-	-	255	-	-	255	-	255

Proceeds from sale of common stock and pre-funded warrants, net of offering costs	-	-	5,027	5	7,908	-	-	7,913	-	7,913

Common stock issued upon exercise of common stock warrants	-	-	12	-	-	-	-	-	-	-

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Foreign currency translation adjustment	-	-	-	-	-	(217)	-	(217)	-	(217)

Net loss	-	-	-	-	-	-	(5,291)	(5,291)	(358)	(5,649)

Balances, December 31, 2016	83	$-	48,845	$49	$183,667	$(171)	$(179,040)	$4,505	$(370)	$4,135

Stock option compensation expense to employees, directors and vendors	-	-	-	-	72	-	-	72	-	72

Proceeds from sale of common stock, net of offering costs	-	-	9,750	10	9,069	-	-	9,079	-	9,079

Foreign currency translation adjustment	-	-	-	-	-	72	-	72	-	72

Net loss	-	-	-	-	-	-	(4,705)	(4,705)	(790)	(5,495)

Balances, December 31, 2017	83	$-	58,595	$59	$192,808	$(99)	$(183,745)	$9,023	$(1,160)	$7,863

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(5,495)	$(5,649)	$(7,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	72	255	1,075
Depreciation and amortization	953	360	187
Loss on disposal of property and equipment	-	91	28
Changes in operating assets and liabilities:
Accounts receivable	542	(204)	(239)
Projects in process	(1)	158	38
Inventory	(372)	(737)	-
Prepaid expenses and other current assets	293	(1,316)	(263)
Accounts payable and accrued expenses	(896)	343	871
Deferred revenues	(677)	447	(1,925)

Net cash used in operating activities	(5,581)	(6,252)	(8,063)

Cash flows from investing activities:
Purchase of property and equipment	(656)	(987)	(198)
Investment in joint venture	-	(3)	-
Proceeds from sale of property and equipment	-	5	-

Net cash used in investing activities	(656)	(985)	(198)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	9,079	7,913	5,422
Contributions from noncontrolling interests	-	-	3
Proceeds from note payable	1,713	-	-
Payments on note payable	(1,713)	-	-
Principal payments on capital lease obligations	(438)	(116)	(57)
Net cash provided by financing activities	8,641	7,797	5,368

Effect of exchange rate changes on cash	(84)	(166)	(154)

Net change in cash	2,320	394	(3,047)

Cash at beginning of year	3,476	3,082	6,129

Cash at end of year	$5,796	$3,476	$3,082

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$48	$18
Cash paid for income taxes	$219	$367	$93

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with capital lease obligation	$1,287	$983	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

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

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops and licenses user interfaces and optical touch technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed the Neonode technology into devices that they produce and sell. In the fourth quarter of 2016, Neonode started to manufacture and sell AirBar. In mid-2017 we began selling embedded sensors components that incorporate Neonode technology.

Liquidity

We incurred net losses of approximately $4.7 million, $5.3 million and $7.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and had an accumulated deficit of approximately $183.8 million as of December 31, 2017. In addition, we used cash in operating activities of approximately $5.6 million, $6.3 million and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In August 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 3,250,001 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable on August 8, 2018, and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

In August 2016, we entered into a Securities Purchase Agreement with institutional and accredited investors as part of a private placement pursuant to which we issued a total of 8,627,352 shares of common stock, as described below, and warrants for an aggregate purchase price of $7.9 million in net proceeds. The total number of shares included (i) an aggregate of 427,352 shares at $1.17 per share to Thomas Eriksson, former Chief Executive Officer of Neonode, and Remo Behdasht, SVP AirBar Devices at Neonode for gross proceeds of approximately $500,000, (ii) an aggregate of 4,600,000 shares at a price of $1.00 per share to outside investors for gross proceeds of $4,600,000, and (iii) up to 3,600,000 shares issuable upon exercise of warrants (the “Pre-Funded Warrants”) by outside investors for which we received $3,564,000 pre-funded in proceeds and will receive up to $36,000 in proceeds upon future cash exercises.

Under the terms of the August 2016 Securities Purchase Agreement, we issued warrants (the “Purchase Warrants”) to all investors in the private placement to purchase up to a total of 4,313,676 shares of common stock at an exercise price of $1.12 per share. The Purchase Warrants became exercisable February 17, 2017 and will expire February 17, 2022. None of the Purchase Warrants have been exercised as of March 1, 2018. If the warrants are fully exercised, we will receive approximately $4.8 million in proceeds.

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

We expect our revenues from license fees, sensor module, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in 2018. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

As described above, if the Purchase Warrants issued in August 2016 and August 2017 are fully exercised, we will receive up to approximately $11.3 million in proceeds. In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

The consolidated balance sheets at December 31, 2017 and 2016 and the consolidated statements of operations, comprehensive loss and cash flows for the years ended 2017, 2016 and 2015 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable are stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write-off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of December 31, 2017 and 2016.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $1,000 as of December 31, 2017. There were no costs capitalized in projects in process as of December 31, 2016.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method (“FIFO”) valuation method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. During the fourth quarter of 2017, after a comprehensive evaluation of our AirBar business we recorded a $1.1 million write-down, included in our cost of goods sold, to reduce our AirBar specific component and finished goods inventory to estimated net realizable value and to revalue the purchase price from the initial order of one component by $0.12 each. The component was originally valued at an average price basis but due to slow selling inventory, we revalued at a higher specific price. The total price adjustment related to this component included in cost of sales was approximately $0.1 million. In addition, we recorded a $0.1 million write-down related to this component repricing which is included in our Research and Development expense. We also recorded a $0.5 million write-off related to production development units, included in inventory, that is included in our Research and Development expense. As of December 31, 2017, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods at December 31 are as follows:

	December 31,	December 31,
	2017	2016
Raw materials	$164	522
Work-in-Process	231	42
Finished goods	759	132
Ending inventory	$1,154	696

Investment in JV

We have invested $3,000, a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through December 31, 2017.

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

We review our investment in Neoeye to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near-term prospects of Neoeye. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2017, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $84,000, $74,000 and $62,000 during the years ended December 31, 2017, 2016 and 2015, respectively. Foreign currency translation gains or (losses) were $72,000, ($217,000) and ($103,000) during the years ended December 31, 2017, 2016 and 2015, respectively.

Concentration of Credit and Business Risks

Our customers are located in United States, Europe and Asia.

As of December 31, 2017, two customers represented approximately 69% of our consolidated accounts receivable.

As of December 31, 2016, three customers represented approximately 59% of our consolidated accounts receivable.

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2017 are as follows.

●	Hewlett-Packard Company – 28%
●	Canon – 17%
●	Bosch – 10%

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2016 are as follows.

●	Hewlett-Packard Company – 38%
●	Amazon – 11%
●	Autoliv – 11%

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2015 are as follows.

●	Hewlett-Packard Company – 25%
●	Autoliv – 21%
●	Amazon – 14%

The Company conducts business in the United States, Europe and Asia. At December 31, 2017, the Company maintained approximately $2,373,000, $5,418,000 and $72,000 of its net assets in the United States, Europe and Asia, respectively. At December 31, 2016, the Company maintained approximately $2,189,000, $1,872,000 and $74,000 of its net assets in the United States, Europe and Asia, respectively.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2017.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the years ended December 31, 2017 and 2016, no losses related to SOW projects were recorded. In the year ended December 31, 2015, $165,000 was recorded as cost of sales due to expected losses related to two SOW projects.

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

Sales to distributors and revenue from distributors are recognized on a sell-through basis using sales and inventory information provided by these distributors. Under the sell-through basis, accounts receivable are recognized and inventory is relieved upon shipment to the distributor as title to the inventory is transferred upon shipment, at which point we have a legally enforceable right to collection under normal terms. The associated sales and cost of sales are deferred and are included in deferred revenues in the consolidated balance sheet. When the related product is sold by our distributors to their end customers, at which time the ultimate price we receive is known, we recognize previously deferred revenues as sales and cost of sales. Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of December 31, 2017 was $0.2 million and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year ended
	December 31, 2017	December 31, 2016
Balance at beginning of period	$11	$-
Provisions for warranty issued	24	11
Balance at end of period	$35	$11

The Company accrues for warranty costs as part of its cost of sales of sensor modules based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 to 36 months from the customer receipt of the product.

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and royalty reports are received. Engineering development fee revenues are deferred until such time as the engineering work has been completed and accepted by our customers. We defer AirBar and sensor modules revenues until distributors sell the products to their end customers.

The following table presents our deferred revenues by segment (in thousands)

	Years ended December 31,
	2017	2016
Deferred license fees	$1,089	$1,812
Deferred AirBar revenues	137	109
Deferred sensor modules revenues	22	-
	$1,248	$1,921

Advertising

Advertising costs are expensed as incurred. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance. Advertising costs amounted to approximately $602,000, $299,000 and $328,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2017 and 2016. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2017 and 2016, we had no unrecognized tax benefits.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and the new legislation contains several key tax provisions that affected us, including the one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, among other changes. We are required to recognize the effect of the tax law changes in the period of enactment. Since we have negative accumulated foreign earnings, we are not subject to the one-time repatriation tax. We have re-measured our U.S. deferred tax assets and liabilities, which resulted in a reduction of our net deferred tax assets with a corresponding adjustment to valuation allowance. As a result, no tax expense is recorded related to the enactment of the Tax Act. We have considered the accounting of deferred tax re-measurement and one-time transition tax calculation to be complete.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2017, 2016 and 2015. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2017, 2016 and 2015 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2017	2016	2015
Swedish Krona	8.54	8.55	8.43
Japanese Yen	112.15	108.75	121.03
South Korean Won	1,128.65	1,157.14	1,130.22
Taiwan Dollar	30.41	32.22	31.73

Exchange rate for the consolidated balance sheets was as follows:

	Years ended December 31,
	2017	2016
Swedish Krona	8.21	9.07
Japanese Yen	112.65	116.97
South Korean Won	1,066.31	1,205.11
Taiwan Dollar	29.66	32.28

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 and other subsequent revisions amend the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date or for reporting periods beginning after December 15, 2016. We are currently compiling a complete list of our contracts and we are finalizing our implementation plan. We selected the cumulative effect (modified retrospective) approach for our transition, and we determined that there will be an equity adjustment related to license fees. We will complete our quantification of that adjustment after we receive a final 2017 royalty report from one of our largest customers. We do not expect material adjustments related to either AirBar or sensor modules, and no NRE contracts were outstanding as of January 1, 2018.

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

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2017	2016

Prepaid insurance	$136	$125
Prepaid rent	68	46
VAT receivable	336	247
Prepaid inventory	494	715
Advances to suppliers	545	596
Other	257	220
Total prepaid expenses and other current assets	$1,836	$1,949

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2017	2016

Computers, software, furniture and fixtures	$1,313	$930
Equipment under capital lease	3,590	1,661
Less accumulated depreciation and amortization	(1,576)	(560)
Property and equipment, net	$3,327	$2,031

Depreciation and amortization expense was $953,000, $360,000 and $187,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2017	2016

Accrued returns and warranty	$35	$11
Accrued consulting fees and other	142	161
Total accrued expenses	$177	$172

6.	Fair Value Measurements

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

There were no assets or liabilities recorded at fair value on a recurring basis in 2017 and 2016.

The three levels of the fair value hierarchy are described as follows:

Level 1: Applies to assets or liabilities for which there are observable quoted prices in active markets for identical assets and liabilities. We had no Level 1 assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1. We had no Level 2 assets or liabilities.

Level 3: Applies to assets or liabilities for which inputs are unobservable, and those inputs that are significant to the measurement of the fair value of the assets or liabilities. We had no Level 3 assets or liabilities.

7.	Deferred Revenue

The following table presents our deferred revenues by segment (in thousands):

	Years ended December 31,
	2017	2016
Deferred license fees	$1,089	$1,812
Deferred AirBar revenues	137	109
Deferred sensor modules revenues	22	-
	$1,248	$1,921

8.	Stockholders’ Equity

Common Stock

On October 6, 2017, the Company amended its certificate of incorporation to increase its authorized shares of common stock to 100,000,000.

Securities Purchase Agreements

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

Warrants and Other Common Stock Activity

 Under the terms of the 2017 Securities Purchase Agreement, we issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable on August 8, 2018, and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds.

In addition to the Pre-Funded Warrants described above, under the terms of the 2016 Securities Purchase Agreement, Neonode issued the Purchase Warrants to all investors in the private placement to purchase up to a total of 4,313,676 shares of Neonode common stock at an exercise price of $1.12 per share. The Purchase Warrants will expire five and one-half years from issuance. The terms of the Purchase Warrants require that exercise may only be for cash and not on a cashless basis unless, after a period of six months from closing of the private placement.

During the year ended December 31, 2017, there were no warrants exercised.

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

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2015	3,335,073	$4.45	0.93
Issued	-	-	-
Expired/forfeited	(2,591,000)	5.06	-
Exercised	(280,000)	1.30	-
December 31, 2015	464,073	$3.02	0.19
Issued	3,600,000	0.01	-
Issued (Prefunded)	4,313,676	1.12	-
Expired/forfeited	(384,073)	3.13	-
Exercised	(80,000)	2.00	-
December 31, 2016	7,913,676	$0.62	5.13
Issued (Purchase)	3,250,001	2.00	-
Expired/forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2017	11,163,677	$1.02	3.68
Outstanding and exercisable, December 31, 2017	7,913,676	$0.62	4.13

Outstanding Warrants to Purchase Common Stock as of December 31, 2017:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2016 Prefunded Warrants	08/16/16	$1.00	3,600,000	02/16/22
August 2016 Purchase Warrants	08/17/16	$1.12	4,313,676	02/17/22
August 2017 Purchase Warrants	08/08/17	$2.00	3,250,001	08/08/20
Total Warrants Outstanding			11,163,677

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of December 31, 2017:

	Shares of Preferred Stock Not Exchanged as of December 31, 2017	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2017

Series B Preferred Stock	83	132.07	10,962

9.	Stock-Based Compensation

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

Stock Options

During the year ended 2015, our shareholders approved the Neonode Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which replaces our 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2015 Plan, 2,100,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the year ended December 31, 2017, no stock options were granted under the 2015 Plan.

Accordingly, as of December 31, 2017, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”).
●	The 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan and the 2015 Plan at December 31, 2017:

Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/17	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/17	Weighted Average Exercise Price

$ 1.44 - $ 3.50	200,000	4.30	$2.85	190,000	$2.84
$ 3.51 - $ 5.00	1,426,000	1.85	$4.23	1,426,000	$4.23
$ 5.01 - $ 6.21	130,000	2.63	$5.98	130,000	$5.98
	1,756,000	2.18	$4.20	1,746,000	$4.21

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2015	1,709,400	$4.92
Options granted	605,000	3.57
Options exercised	-	-
Options cancelled or expired	(130,283)	6.03
Options outstanding – December 31, 2015	2,184,117	$4.48
Options granted	25,000	1.44
Options exercised	-	-
Options cancelled or expired	(363,117)	4.73
Options outstanding – December 31, 2016	1,846,000	$4.39
Options granted	-	-
Options exercised	-	-
Options cancelled or expired	(90,000)	8.21
Options outstanding – December 31, 2017	1,756,000	$4.20	2.18	$-
Options exercisable and expected to vest – December 31, 2017	1,756,000	$4.20	2.18	$-

There were no stock options granted during 2017. The assumptions used to value stock options granted to directors, employees and consultants during the years ended December 31, 2016 and 2015 are as follows:

For the year ended
December 31, 2016

Annual dividend yield	-
Expected life (years)	3.5
Risk-free interest rate	0.83%
Expected volatility	65.46%

For the year ended
December 31, 2015

Annual dividend yield	-
Expected life (years)	2.97
Risk-free interest rate	0.47% - 1.41%
Expected volatility	60.07% - 72.33%

During the years ended December 31, 2017, 2016 and 2015, we recorded $72,000, $255,000 and $1,075,000, respectively, of compensation expense related to the vesting of stock options. The estimated fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

During the year ended December 31, 2017, no options were granted.

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

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 reflects the estimated fair value of the vested portion of options granted to directors, employees and non-employees.

	Years ended
	December 31,
	2017	2016	2015
(In thousands)
Research and development	$-	$48	$484
Sales and marketing	50	150	296
General and administrative	22	57	295
Stock-based compensation expense	$72	$255	$1,075

(In thousands)	Remaining unrecognized expense at December 31, 2017
Stock-based compensation	$11

The remaining unrecognized expense related to stock options will be recognized on a straight line basis monthly as compensation expense over the remaining vesting period which approximates 0.2 years.

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2017 and 2016.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2017 and 2016.

Non-Recurring Engineering Development Costs

On February 4, 2011, we entered into an Analog Device Development Agreement with an effective date of January 24, 2010 (the “NN1001 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate Neonode’s intellectual property into an Application Specific Integrated Circuit (“ASIC”). The NN1001 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1001 Agreement, we agreed to reimburse Texas Instruments $500,000 of non-recurring engineering development costs based on shipments of the NN1001. Under the terms of the NN1001 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.08 per unit for each of the first one million units sold and $0.05 for the next eight million units sold. During the year ended December 31, 2015 approximately $20,000 of non-recurring engineering expense related to the NN1001 Agreement is included in research and development in the consolidated statements of operations. Through December 31, 2015, all payments under the NN1001 Agreement have been made.

On April 25, 2013, we entered into an additional Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we agreed to reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of December 31, 2017, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an additional Analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V. pursuant to which ST Microelectronics agreed to integrate Neonode’s intellectual property into an ASIC. The NN1003 ASIC only can be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we agreed to reimburse ST Microelectronics up to $885,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid on January 20, 2015)
●	$300,000 on completion of tape-out (paid on October 31, 2015)
●	$300,000 on completion on product validation (paid through January 2, 2017)

Operating Leases

We lease office space located at 2880 Zanker Road, San Jose, California. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $425,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2018. The lease can be extended on a yearly basis with three and nine months´ written notice.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $93,000 per year. The lease was valid through December 9, 2017. The lease was extended through December 9, 2020 and can be terminated with nine months’ written notice before the termination date.

Our subsidiary Neonode Japan K.K. leases office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The annual payment for this space equates to approximately $21,000 per year. The lease can be terminated with one month’s notice.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January 2015. The annual payment for this space equates to approximately $9,000 per year. The lease is valid until December 2018.

Our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The annual payment for this space equates to approximately $14,000 per year. The lease is renewed every three months unless termination is notified.

For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $681,000, $852,000 and $641,000, respectively, for rent expense.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2017 is as follows (in thousands):

Years ending December 31,	Total
2018	$492
2019	94
2020	93
$679

Equipment Subject to Capital Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original six-year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The implicit interest rate of the lease is 4% per annum.

Between the second and the fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements we are obligated to purchase the equipment at the end of the original three to five-year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as capital leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of these leases is approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after five years. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is approximately 3% per annum.

In 2017, we have entered into this lease for component production equipment. Under the terms of the lease agreement the lease will be renewed with one year at the time at the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of this lease is approximately 1.5% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of December 31, 2017 (in thousands):

Year ending December 31,	Total
2018	$613
2019	610
2020	618
2021	501
Total minimum payments required	$2,342
Less amount representing interest	(93)
Present value of net minimum lease payments	$2,249
Less current portion	(568)
$1,681

Equipment under capital lease	$3,590
Less: accumulated depreciation	(807)
Net book value	$2,783

11.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing and sensor module business.

The following table presents net revenues by geographic region for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017
	Amount	Percentage
United States	$4,187	41%
Japan	2,800	27%
Germany	1,188	12%
China	737	7%
Sweden	515	5%
Taiwan	268	3%
South Korea	176	2%
Singapore	147	1%
Canada	89	1%
Other	134	1%
Total	$10,241	100%

64

	2016
	Amount	Percentage
United States	$5,374	53%
China	1,365	13%
Sweden	1,105	11%
Germany	822	8%
Japan	755	7%
Canada	432	4%
Taiwan	228	2%
South Korea	71	1%
Other	61	1%
Total	$10,213	100%

	2015
	Amount	Percentage
United States	$5,687	51%
Sweden	2,372	21%
Japan	905	8%
China	600	5%
Canada	489	4%
Germany	390	4%
Taiwan	312	3%
South Korea	133	1%
Other	227	3%
Total	$11,115	100%

12.	Income Taxes

Loss before income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2017	2016	2015
Domestic	$(2,302)	$(4,459)	$(7,783)
Foreign	(3,249)	(823)	41

Total	$(5,551)	$(5,282)	$(7,742)

The provision (benefit) for income taxes is as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Current
Federal	$-	$-	$-
State	2	2	2
Foreign	(58)	365	91
Change in deferred
Federal	6,780	(1,604)	(2,466)
Federal valuation allowance	(6,780)	1,604	2,466
State	104	(197)	(252)
State valuation allowance	(104)	197	252
Foreign	(453)	(161)	6
Foreign valuation allowance	453	161	(6)

Total current	$(56)	$367	$93

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are:

	2017	2016	2015
Amounts at statutory tax rates	34%	34%	34%
Federal tax reform – deferred rate change	(170)%	-	-
Accounting method adoption	11%	-	-
Foreign losses taxed at different rates	(7)%	(3)%	-
Foreign withholding tax	1%	(4)%	-
Stock-based compensation	-	-	(1)%
Other	(1)%	-	(1)%
Total	(132)%	27%	31%
Valuation allowance	133%	(35)%	(32)%
Effective tax rate	1%	(8)%	(1)%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Accruals	$111	$126
Stock compensation	789	1,466
Net operating losses	14,288	20,015
Basis difference in fixed assets	-	13
Total deferred tax assets	$15,188	$21,620
Valuation allowance	(15,188)	(21,620)

Total net deferred tax assets	$-	$-

The Tax Act reduced the corporate income tax rate from 35% to 21% effective January 1, 2018. We have re-measured our U.S. deferred tax assets and liabilities, which resulted in a reduction of our net deferred tax assets with a corresponding adjustment to valuation allowance. As a result, no tax expense is recorded related to the enactment of the Tax Act.

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2017, we had federal, state and foreign net operating losses of $58.0 million, $20.0 million and $2.9 million, respectively. The federal loss carryforward begins to expire in 2028, the California loss carryforward begins to expire in 2030 and the foreign loss carryforward is indefinite.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2017, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2017, 2016 and 2015 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017, and 2016, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2017, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan, South Korea and Taiwan. The 2008 through 2016 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans. For the Swedish management we contribute up to fifteen percent (15%) of the employee’s annual salary. Contributions relating to these defined contribution plans for the years ended December 31, 2017, 2016 and 2015 were $368,000, $398,000 and $306,000, respectively. We match U.S. employee contributions to a 401(k) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(k) contributions for the years ended December 31, 2017, 2016 and 2015 were $6,000, $33,000 and $89,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2017, 2016 and 2015 were $4,000, $10,000 and $10,000, respectively.

14.	Net Loss per Share

Basic net loss per common share for the years ended December 31, 2017, 2016 and 2015 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 4.1 million, 5.1 million and 13,000 outstanding stock warrants, 11,000, 11,000 and 11,000 shares issuable upon conversion of preferred stock and 0, 4,000 and 7,000 stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2017, 2016 and 2015, respectively, due to their anti-dilutive effect.

(In thousands, except per share amounts)	Years ended December 31,
	2017	2016	2015
BASIC AND DILUTED
Weighted average number of common shares outstanding	52,889	45,690	41,202

Net loss attributable to Neonode Inc.	$(4,705)	$(5,291)	$(7,820)

Net loss per share basic and diluted	$(0.09)	$(0.12)	$(0.19)

15.	Quarterly Financial Information

	Three Months Ended
	December	September	June	March	December	September	June	March
	2017	2017	2017	2017	2016	2016	2016	2016
Revenue:
License fees	$2,526	$2,072	$1,965	$2,121	$2,233	$1,637	$2,012	$2,468
Sensor modules	180	211	213	210	149	-	-	-
Non-recurring engineering	569	22	151	1	486	2	562	664
Total revenues	3,275	2,305	2,329	2,332	2,868	1,639	2,574	3,132

Cost of revenues:
Sensor modules	1,248	151	258	101	54	-	-	-
Non-recurring engineering	448	-	133	4	271	33	385	595
Total cost of revenues	1,696	151	391	105	325	33	385	595

Total gross margin	1,579	2,154	1,938	2,227	2,543	1,606	2,189	2,537

Operating expenses:
Research and development	1,795	1,668	1,300	1,315	1,335	2,014	1,771	1,949
Sales and marketing	614	743	713	702	706	666	669	816
General and administrative	1,159	1,154	1,123	1,088	926	1,067	1,040	1,060

Total operating expenses	3,568	3,565	3,136	3,105	2,967	3,747	3,480	3,825
Operating loss	(1,989)	(1,411)	(1,198)	(878)	(424)	(2,141)	(1,291)	(1,288)

Other expense, net:
Interest expense	16	24	18	17	15	17	12	3
Other expense, net	0	-	-	-	0	49	1	41
Total other expense, net	16	24	18	17	15	66	13	44

Loss before provision for income taxes	(2,005)	(1,435)	(1,216)	(895)	(439)	(2,207)	(1,304)	(1,332)

(Benefit from) provision for income taxes	15	(24)	(121)	74	133	55	112	67
Net loss including noncontrolling interests	(2,020)	(1,411)	(1,095)	(969)	(572)	(2,262)	(1,416)	(1,399)
Less: Net loss attributable to noncontrolling interests	301	296	97	96	141	100	85	32
Net loss attributable to Neonode Inc.	$(1,719)	$(1,115)	$(998)	$(873)	$(431)	$(2,162)	$(1331)	$(1367)

Loss per common share:
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.02)	$(0.02)	$(0.01)	$(0.05)	$(0.03)	$(0.03)
Basic and diluted – weighted average number of common shares outstanding	58,595	55,166	48,845	48,845	48,845	46,252	43,817	43,810

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(2)	Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(All dollar amounts expressed in thousands of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$149	$-	$-	$-	$149
Deferred tax asset valuation allowance	$21,620	$-	$(6,432)	$-	$15,188
Year ended December 31, 2016
Allowance for doubtful accounts	$167	$-	$-	$(18)	$149
Deferred tax asset valuation allowance	$19,658	$-	$1,962	$-	$21,620
Year ended December 31, 2015
Allowance for doubtful accounts	167	$-	$-	$-	$167
Deferred tax asset valuation allowance	$16,946	$-	$2,712	$-	$19,658

Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Neonode Inc., dated April 17, 2009 (incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on Form 10-Q filed on August 4, 2009 (file no. 0-08419))
3.1.1	Certificate of Amendment, dated December 13, 2010 (incorporated by reference to Exhibit 3.1.1 of the registrant’s annual report on Form 10-K filed on March 31, 2011 (file no. 0-08419))
3.1.2	Certificate of Amendment, dated March 18, 2011 (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on March 28, 2011 (file no. 0-08419))
3.1.3	Certificate of Correction, dated February 28, 2012 (incorporated by reference to Exhibit 3.1.3 of the registrant’s annual report on Form 10-K filed on March 30, 2012 (file no. 0-08419))
3.1.4	Certificate of Correction, dated August 7, 2017 (incorporated by reference to Exhibit 3.1.4 of the registrant’s quarterly report on Form 10-Q filed on August 9, 2017 (file no. 1-35526))
3.1.5	Third Certificate of Amendment (incorporated by reference to Exhibit 3.1.5 of the registrant’s quarterly report on Form 10-Q filed on November 9, 2017 (file no. 1-35526))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s annual report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
4.1	Certificate of Designations, Preferences and Rights of the Series A and Series B Preferred Stock dated December 29, 2008 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on December 31, 2008 (file no. 0-08419))
4.2	Certificate of Increase of Designation of Series B Preferred Stock dated January 2, 2009 (incorporated by reference to Exhibit 4.2 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
4.3	Certificate of Increase of Designation of Series B Preferred Stock dated January 28, 2009 (incorporated by reference to Exhibit 4.3 of the registrant’s quarterly report on Form 10-Q filed on October 31, 2011 (file no. 0-08419))
10.1	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.3	Securities Purchase Agreement, dated as of August 11, 2016 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.4	Registration Rights Agreement, dated as of August 11, 2016 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.5	Securities Purchase Agreement, dated as of August 2, 2017 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017 (file no. 1-35526))
10.6	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017 (file no. 1-35526))
10.7	Employment Agreement of Håkan Persson, dated February 12, 2018 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on February 12, 2018 (file no. 1-35526)) +
10.8	Consulting Agreement for Andreas Bunge, dated February 12, 2018 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K, filed on February 12, 2018 (file no. 1-35526)) +
10.9	Employment Agreement of Thomas Eriksson, dated March 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on March 11, 2014 (file no. 1-35526)) +
10.10	Employment Agreement of Lars Lindqvist, dated August 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 6, 2014 (file no. 1-35526)) +
10.11	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.12	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.13	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.14	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.15	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement

ITEM 16	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 8, 2018	By:	/s/ Lars Lindqvist
Lars Lindqvist Chief Financial Officer, Vice President, Finance, Treasurer and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Andreas Bunge	Interim Chief Executive Officer, and Director	March 8, 2018
Andreas Bunge	(Principal Executive Officer)

/s/ Lars Lindqvist	Chief Financial Officer, Vice President,	March 8, 2018
Lars Lindqvist	Finance Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 8, 2018
Ulf Rosberg

/s/ Per Löfgren	Director	March 8, 2018
Per Löfgren

/s/ Åsa Hedin	Director	March 8, 2018
Åsa Hedin
/s/ Per Eriksson	Director	March 8, 2018
Per Eriksson

