Form 10-Q
period 2018-03-31
Neonode, Inc
filed 2018-05-08
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2018 was 58,594,503.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2018

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements	1

		Condensed Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	1

		Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017	2

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017	3

		Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	4

		Notes to Unaudited Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

	Item 4	Controls and Procedures	32

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	33

	Item 1A	Risk Factors	33

	Item 6	Exhibits	33

SIGNATURES			34

EXHIBITS

i

PART I.    Financial Information

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$4,907	$5,796
Accounts receivable and unbilled revenue, net	1,982	1,010
Projects in process	35	1
Inventory	1,241	1,154
Prepaid expenses and other current assets	1,655	1,836
Total current assets	9,820	9,797

Investment in joint venture	3	3
Property and equipment, net	3,140	3,327
Total assets	$12,963	$13,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722	$509
Accrued payroll and employee benefits	1,007	1,081
Accrued expenses	139	177
Deferred revenues	553	1,248
Current portion of capital lease obligations	563	568
Total current liabilities	2,984	3,583

Capital lease obligations, net of current portion	1,515	1,681
Total liabilities	4,499	5,264

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at March 31, 2018 and December 31, 2017. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 100,000,000 shares authorized with par value $0.001 per share; 58,594,503 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	59	59
Additional paid-in capital	192,820	192,808
Accumulated other comprehensive loss	(193)	(99)
Accumulated deficit	(182,855)	(183,745)
Total Neonode Inc. stockholders’ equity	9,831	9,023
Noncontrolling interests	(1,367)	(1,160)
Total stockholders' equity	8,464	7,863
Total liabilities and stockholders’ equity	$12,963	$13,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue:
License fees	$2,323	$2,121
Sensor modules	52	210
Non-recurring engineering	-	1
Total revenues	2,375	2,332
Cost of revenues:
Sensor modules	45	101
Non-recurring engineering	1	4
Total cost of revenues	46	105

Total gross margin	2,329	2,227

Operating expenses:
Research and development	1,518	1,315
Sales and marketing	556	702
General and administrative	1,134	1,088

Total operating expenses	3,208	3,105
Operating loss	(879)	(878)

Other expense:
Interest expense	14	17
Total other expense, net	14	17

Loss before provision for income taxes	(893)	(895)

Provision for income taxes	7	74
Net loss including noncontrolling interests	(900)	(969)
Less: Net loss attributable to noncontrolling interests	207	96
Net loss attributable to Neonode Inc.	$(693)	$(873)

Loss per common share:
Basic and diluted loss per share	$(0.01)	$(0.02)
Basic and diluted – weighted average number of common shares outstanding	58,595	48,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017

Net loss	$(900)	$(969)
Other comprehensive loss:
Foreign currency translation adjustments	(94)	7
Comprehensive loss	(994)	(962)
Less: Comprehensive loss attributable to noncontrolling interests	207	96
Comprehensive loss attributable to Neonode Inc.	$(787)	$(866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(900)	$(969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12	20
Depreciation and amortization	278	160

Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	224	542
Projects in process	(34)	(159)
Inventory	(114)	(845)
Prepaid expenses and other current assets	163	(31)
Accounts payable and accrued expenses	122	18
Deferred revenues	(312)	(341)
Net cash used in operating activities	(561)	(1,605)

Cash flows from investing activities:
Purchase of property and equipment	(133)	(104)
Net cash used in investing activities	(133)	(104)

Cash flows from financing activities:
Principal payments on capital lease obligations	(143)	(58)
Net cash used in financing activities	(143)	(58)

Effect of exchange rate changes on cash	(52)	(3)

Net decrease in cash	(889)	(1,770)
Cash at beginning of period	5,796	3,476
Cash at end of period	$4,907	$1,706

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$4
Cash paid for interest	$14	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We adopted the new accounting standard for revenue recognition effective January 1, 2018. We elected to use the modified retrospective (“cumulative-effect”) approach for adoption of the new standard. Use of the cumulative-effect approach required us to make an opening adjustment to equity rather than recast prior year financial data, therefore comparability of financial statements was impacted. Beginning with the first quarter of 2018, our financial results reflect adoption of the standard. See Note 2 for further discussion.

Operations

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops optical touch and gesture solutions for human interaction with devices. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 59 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized embedded sensors that incorporate our technology to OEMs, Tier 1 Suppliers, distributors and our branded products sold directly to consumers.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.7 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of approximately $182.9 million and $183.7 million as of March 31, 2018 and December 31, 2017, respectively. In addition, operating activities used cash of approximately $0.6 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

We expect our revenues from license fees, non-recurring engineering fees and embedded sensor module sales will enable us to reduce our operating losses going forward. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

August 2017 Private Placement

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

The condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2018 and 2017 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant estimates include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; net realizable value of inventory; recoverability of capitalized project costs and long-lived assets; the valuation allowance related to our deferred tax assets; and the fair value of options and warrants issued for stock-based compensation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of March 31, 2018 and December 31, 2017, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $35,000 and $1,000 as of March 31, 2018 and December 31, 2017, respectively.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2018, and December 31, 2017, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$203	$164
Work-in-Process	224	231
Finished goods	814	759
Ending inventory	$1,241	$1,154

Investment in JV

We have invested $3,000 for a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through March 31, 2018.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2018, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(94,000) and $7,000 during the three months ended March 31, 2018 and 2017, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(29,000) and $20,000 during the three months ended March 31, 2018 and 2017, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of March 31, 2018, three customers represented approximately 66% of the Company’s accounts receivable.

As of December 31, 2017, two customers represented approximately 69% of the Company’s accounts receivable.

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2018 are as follows:

●	Hewlett Packard Company – 38%

●	Epson – 14%

●	Canon – 13%

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2017 are as follows:

●	Hewlett Packard Company – 31%

●	Canon – 17%

●	Amazon – 12%

●	Robert Bosch – 11%

Revenue Recognition

We recognize revenue when control of products is transferred to our customers, and when services are completed and accepted by our customers; the amount of revenue we recognize reflects the consideration we expect to receive for those products or services. Our contracts with customers may include combinations of products and services, for example, a contract that includes products and related engineering services. We structure our contracts such that distinct performance obligations, such as product sales or license fees, and related engineering services, are clearly defined in each contract.

Sales of license fees and AirBar and sensor modules are on a per-unit basis; therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

We recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat all product shipping and handling charges (regardless of when they occur) as activities to fulfill the promise to transfer goods, therefore we treat all shipping and handling charges as expenses.

Licensing Revenues:

We earn revenue from licensing our internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products, with terms and conditions that vary by licensee. Fees under these agreements may include license fees relating to our IP, and royalties payable to us following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when the license is made available to the customer and the customer has a right to use that license. At the end of each reporting period, we record unbilled license fees, using prior royalty revenue data by customer to make accurate estimates of those royalties.

Explicit return rights are not offered to customers. There have been no returns through March 31, 2018.

Engineering Services:

For technology license or sensor module contracts that require modification or customization of the underlying technology to adapt that technology to customer use, we determine whether the technology license or sensor module, and engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We generally charge an hourly rate for engineering services, and we recognize revenue as engineering services specified in contracts are completed and accepted by our customers. Any upfront payments we receive for future non-recurring engineering services are recorded as unearned revenue until that revenue is earned.

We believe that recognizing non-recurring engineering services revenues as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project, and are charged at a consistent hourly rate.

Revenues from engineering services contracts that are short-term in nature are recorded when those services are complete and accepted by customers.

Revenues from engineering services contracts with substantive defined deliverables for which payment terms in the SOW are commensurate with the efforts required to produce such deliverables are recognized as they are completed and accepted by customers.

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended March 31, 2018 and 2017, no losses related to SOW projects were recorded.

Optical Sensor Modules Revenues:

We earn revenue from sales of sensor modules hardware products to our OEM and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our sensor modules sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

The timing of revenue recognition related to AirBar modules depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale (online sales and other direct sales to customers) when we provide the promised product to the customer.

Because we generally use distributors to provide AirBar and sensor modules to our customers, however, we analyze the terms of distributor agreements to determine when control passes from us to our distributors. For sales of AirBar and sensor modules sold through distributors, revenues are recognized when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of March 31, 2018 and December 31, 2017. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$519	22%	$597	26%
Net license revenues from consumer electronics	1,804	76%	1,524	65%
Net revenues from sensor modules	52	2%	210	9%
Net revenues from non-recurring engineering	-	-%	1	-%
	$2,375	100%	$2,332	100%

Significant Judgments

Our contracts with customers may include promises to transfer multiple products and services to a customer, particularly when one of our customers contracts with us for a product and related engineering services fees for customizing that product for our customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Judgment may also be required to determine the SSP for each distinct performance obligation identified, although we generally structure our contracts such that performance obligations and pricing for each performance obligation are specifically addressed. We currently have no outstanding contracts with multiple performance obligations; however, we recently negotiated a contract that may include multiple performance obligations in the future.

Judgment is also required to determine when control of products passes from us to our distributors, as well as the amounts of product that may be returned to us. Our products are sold with a right of return, and we may provide other credits or incentives to our customers, which could result in variability when determining the amount of revenue to recognize. At the end of each reporting period, we use product returns history and additional information that becomes available to estimate returns and credits. We do not recognize revenue if it is probable that a significant reversal of any incremental revenue would occur.

Finally, judgment is required to determine the amount of unbilled license fees at the end of each reporting period.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when we have an unconditional right to receive future payments from customers, and we record unearned revenue when we receive prepayments or upfront payments for goods or services from our customers.

	March 31, 2018	December 31, 2017
Accounts receivable and unbilled revenue	$1,982	$1,010
Deferred revenues	553	1,248

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenues (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheet. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets; contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, which are reported as contract liabilities and are generally classified as current. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

The opening balance of current accounts receivable, net of allowance for doubtful accounts, was $2.2 million as of January 1, 2018. As of March 31, 2018, and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $2.0 million and $1.0 million, respectively, and are included in current assets on our consolidated balance sheets. There are no long-term accounts receivable related to contracts.

The opening balance of deferred revenues was $0.9 million as of January 1, 2018. As of March 31, 2018, and December 31, 2017, deferred revenues was $0.6 million and $1.2 million, respectively, and is included in current liabilities on our consolidated balance sheets. There are no long-term liabilities related to contracts.

We do not anticipate impairment of our contract asset related to license fee revenues, given the creditworthiness of our customers whose invoices comprise the balance in that asset account. We will continue to monitor the timeliness of receipts from those customers, however, to assess whether the contract asset has been impaired.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The balance in the allowance for doubtful accounts was $149,000 as of March 31, 2018 and December 31, 2017.

Payment terms and conditions vary by the type of contract; however, payments generally occur 30-60 days after invoicing for license fees and sensor modules to our resellers and distributors. Where revenue recognition timing differs from invoice timing, we have determined that our contracts do not include a significant financing component. Our intent is to provide our customers with consistent invoicing terms for the convenience of our customers, not to receive financing from our customers.

Costs to Obtain Contracts

We record the incremental costs of obtaining a contract with a customer as an asset, if we expect the benefit of those costs to cover a period greater than one year. We currently have no incremental costs that must be capitalized.

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2018	December 31, 2017
Balance at beginning of period	$35	$11
Provisions for warranty issued	-	24
Balance at end of period	$35	$35

We accrue for warranty costs as part of cost of sales of sensor modules based on estimated costs. Our products are generally covered by a warranty for a period of 12 to 36 months from customer receipt of the product.

Deferred Revenues

Deferred revenues consist primarily of prepayments for license fees, and other products or services for which we have been paid in advance, and earn the revenue when we transfer control of the product or service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

We defer license fees until we have met all accounting requirements for revenue recognition as per unit royalty products are distributed and available to our customers. Engineering development fee revenues are deferred until the engineering work has been completed and accepted by our customers.

The following table presents our deferred revenues (in thousands):

	March 31, 2018	December 31, 2017
Deferred license fees	$441	$1,089
Deferred AirBar revenues	92	137
Deferred sensor modules revenues	20	22
	$553	$1,248

The opening balance of deferred revenues after adjustment pursuant to ASC 606 was $0.9 million as of January 1, 2018.

Changes in deferred revenues were as follows (in thousands):

	March 31, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Deferred revenues	$817	$(264)	$553

Contracted revenue not yet recognized was $0.6 million as of March 31, 2018; we expect to recognize approximately 100% of that revenue over the next twelve months.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2018 and 2017 amounted to approximately $43,000 and $147,000, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist primarily of personnel related costs in addition to some external consultancy costs such as testing, certifying and measurements.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2018 and December 31, 2017. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2018, and December 31, 2017, we had no unrecognized tax benefits.

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

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2018 and 2017. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2018 and 2017 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 7).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2018	2017
Swedish Krona	8.11	8.92
Japanese Yen	108.38	113.71
South Korean Won	1,071.14	1,150.18
Taiwan Dollar	29.28	31.05

Exchange rate for the consolidated balance sheets was as follows:

	As of
	March 31,	December 31,
	2018	2017
Swedish Krona	8.32	8.21
Japanese Yen	106.24	112.65
South Korean Won	1,059.80	1,066.31
Taiwan Dollar	29.02	29.66

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09 to address the new revenue recognition accounting standard, ASC 606 - Revenues from Contracts with Customers. The new standard was effective January 1, 2018 for public entities. Under the new standard, revenue is recognized upon transfer of control of goods or services to customers, and the amount of revenue recognized should reflect the consideration expected to be received for the transfer of those goods or services to customers. Disclosures are required to describe the nature, amount, timing, and uncertainty of revenue and cash flows that may arise from contracts with customers.

We adopted the new standard on January 1, 2018. For cost and time efficiency purposes, we used the modified retrospective (“cumulative-effect”) approach to implement the new revenue recognition standard. We elected to apply that approach only to contracts not substantially complete at January 1, 2018.

We may from time to time negotiate contract modifications to contracts with our customers. While using the cumulative-effect approach for our revenue recognition implementation, we found that there was one contract that was modified before the beginning of the earliest reporting period presented. We elected to not apply the practical expedient related to contract modification because that contract was the only contract modified during the past several years, and we determined that the modified contract in substance represented a new contract for a new product. Therefore, the original contract and contract modification were treated as separate contracts for purposes of contract analysis.

Use of the cumulative-effect approach required us to make an opening adjustment to equity rather than recast prior year financial data; therefore, comparability of financial statements was impacted.

The most significant impact of the standard going forward relates to our accounting for license fee revenues. In prior years, we recognized license fee revenues after receipt of royalty reports from our customers; those royalty reports were often subject to reporting lags of five days to three months. We have requested that our customers provide more timely license fee royalty reports (with a maximum one-month lag), and we estimate any license fee revenue still subject to lag reporting. We use our royalty history with each customer to most accurately estimate the remaining royalties not yet reported to us at the end of each reporting period.

There was no adjustment related to AirBar and sensor modules; however, there will be a change in the timing of revenue recognition in the future. The timing of revenue recognition related to our AirBar and sensor modules depends upon how each sale is transacted - either point-of-sale or through distributors. Revenue recognition timing for AirBar modules sold point-of-sale (online sales and other direct sales to consumers) remains unchanged; revenue is recognized when we provide the promised product to the customer. In prior years, we did not recognize revenues related to our AirBar and sensor modules sold through distributors until those products were sold through to end customers. For sales of AirBar and sensor modules through distributors, revenues are now recognized when our distributors obtain control over our products; control passes to our distributors depending upon a number of factors.

Although we are entitled to an optional exemption from disclosure of variable consideration related to AirBar and sensor modules under the new standard, we plan to continue to disclose variable consideration related to sales of AirBar and sensor modules.

There was no cumulative adjustment related to non-recurring engineering fees, because all outstanding engineering projects were completed as of December 31, 2017.

The following table summarizes the impact of the new revenue standard on the Company’s consolidated statement of operations for the three months ended March 31, 2018 and consolidated balance sheet as of March 31, 2018:

	Three Months Ended March 31, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Revenue
License fees	$2,553	$(230)	$2,323
Sensor modules	52	-	52
Non-recurring engineering	-	-	-
Total Revenues	$2,605	$(230)	$2,375

(Benefit from) provision for income taxes	7	-	7

	March 31, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Assets
Accounts receivable and unbilled revenue, net	$893	$1,089	$1,982
Liabilities
Deferred revenues	$817	$(264)	$553
Equity
Accumulated deficit	$(184,208)	$1,353	$(182,855)

Adoption of the new standard resulted in an increase in accounts receivable and unbilled revenue, due to an adjustment to equity to record license fees that had not yet been reported, as well as a reduction of deferred revenues, due to an adjustment to equity to apply license fee prepayments to revenues.

Adoption of the new revenue recognition standard had no impact on cash provided by or used in operating, financing, or investing activities on our condensed consolidated statements of cash flows.

We implemented internal controls effective January 1, 2018 to ensure that we properly evaluate our contracts and review assumptions we make for revenue estimates, and we assessed the impact of the new accounting standard related to revenue recognition on our consolidated financial statements to facilitate our adoption of the new standard on January 1, 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for us for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements.

3. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2018, there were no activities that affected common stock.

August 2017 Private Placement

On August 2, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for an aggregate purchase price of $9.75 million in gross proceeds (see Note 1 for additional details).

Preferred Stock

We have one class of preferred stock outstanding. There were no activities that affected preferred stock during the three months ended March 31, 2018.

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of March 31, 2018.

	Shares of Preferred Stock Not Exchanged as of March 31, 2018	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2018

Series B Preferred stock	83	132.07	10,962

Warrants

As of March 31, 2018, and December 31, 2017, there were 11,163,677 warrants to purchase common stock outstanding, respectively. During 2017, we agreed to issue the 2017 Warrants to investors in the August 2017 private placement to purchase up to a total of approximately 3,250,000 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable 12 months from the date of issuance and will expire three years from the date of issuance. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash.

4. Stock-Based Compensation

The stock-based compensation expense for the three months ended March 31, 2018 and 2017 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Sales and marketing	$8	$14
General and administrative	4	6
Total stock-based compensation expense	$12	$20

Remaining unrecognized expense at March 31, 2018
Stock-based compensation	$-

There was no remaining unrecognized expense related to stock options as of March 31, 2018.

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

As of March 31, 2018, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2018	1,756,000	$4.20
Cancelled	(111,111)	4.02
Expired	(260,000)	4.15
Outstanding at March 31, 2018	1,384,889	$4.22

The aggregate intrinsic value of the 1,384,889 stock options that are outstanding, vested and expected to vest as of March 31, 2018 was $0.

For the three months ended March 31, 2018 and 2017, we recorded $12,000 and $20,000, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three months ended March 31, 2018, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2018 and December 31, 2017.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate Neonode’s intellectual property into an application specific integrated circuit (“ASIC”). The NN1002 ASIC can only be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we agreed to reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of March 31, 2018, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V. pursuant to which ST Microelectronics agreed to integrate Neonode’s intellectual property into an ASIC (“NN1003 ASIC”). The NN1003 ASIC can only be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we agreed to reimburse ST Microelectronics up to $835,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid in full);
●	$300,000 on completion of tape-out (paid in full); and
●	$300,000 on completion on product validation (paid in full).

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of March 31, 2018, we had made no additional payments under the NN1003 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three months ended March 31, 2018 and 2017 were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located. Of our total assets, 33% and 28% were held in the U.S. as of March 31, 2018 and December 31, 2017, respectively, and 66% and 71% were held in Sweden as of March 31, 2018 and December 31, 2017, respectively.

The following table presents net revenues by geographic area for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	Percentage	Amount	Percentage
United States	$1,139	48	1,118	48
Japan	788	33	448	19
Germany	228	10	314	13
China	129	5	269	12
Taiwan	63	3	70	3
Singapore	1	-	45	2
Canada	-	-	50	2
Other	27	1	18	1
	$2,375	100%	$2,332	100%

The following table presents long-lived assets by geographic region (in thousands):

	March 31, 2018	December 31, 2017
Long-lived assets in North America	$3	$3
Long lived assets in Asia	5	6
Long-lived assets in Europe	3,132	3,318
	$3,140	$3,327

7. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2018 and 2017 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 3,000 outstanding stock options and 3.5 million and 4.9 million outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2018 and 2017, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended March 31,
	2018	2017
BASIC AND DILUTED
Weighted average number of common shares outstanding	58,595	48,845
Net loss attributable to Neonode Inc.	$(693)	$(873)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our limited experience manufacturing hardware devices, the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our ability to maintain the NASDAQ listing of our common stock, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the filing date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, “registrant”, or the “Company”.

Overview

Neonode Inc. develops user interface and optical interactive touch and gesture solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 59 million devices that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized sensor modules that incorporate our technology to OEMs and Tier 1 suppliers, distributors and our branded products directly to consumers.

We offer our technology to current and new customers under either a license agreement or a supply agreement. We anticipate our revenue will be generated by a combination of royalties from existing and new license customers plus sales of our sensor modules

Licensing

As of March 31, 2018, we had entered into forty-one technology license agreements with global OEMs and Tier 1 suppliers. Our technology licensing agreements typically have an initial term of three years with automatic one year renewal periods. One license agreement was terminated during 2017. During the three months ended March 31, 2018, we had fifteen customers using our touch technology in products that were being shipped to customers. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-six months. We continue to offer licensing options to current and new customers primarily using our zForce CORE technology.

We also offer engineering consulting services to our OEM and ODM customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

Sensor Modules

In 2015, we completed the first stage of development on zForce AIR. This optical interactive touch and gesture enabling technology led to the development of a series of standardized sensors that provide our customers with an easy to install touch and gesture enabling solution in a sensor module.

During 2016, we invested in developing a new robotic manufacturing process designed specifically for zForce AIR sensor modules and in the last quarter of 2016 we started mass production of our first sensor modules. Industry specific standardized sensor modules using a common technology platform will allow us to enter and compete in numerous markets without being encumbered with the project specific custom design solutions of our licensing business.

In October 2017, we launched the zForce AIR Touch Sensor, our first range of sensor modules to be integrated into various applications. The Touch Sensors are available for immediate shipment worldwide through Digi-Key Electronics, a global electronic components distributor. The zForce AIR Touch Sensor enables touch interaction on any device with a USB or I2C interface. The sensor simplifies integration into any host based application supporting the most common interfaces, by integrating precision optics, lasers along with a Neonode proprietary controller IC. The zForce AIR Touch Sensor reports touch coordinates up to 300 times per second for virtually zero delay. The zForce AIR Touch Sensor is available in two types (0° and 90° type) to enable both vertical and horizontal integration and is available in sizes from 43 to 346 mm in order to fit into a wide range of products. We currently have development projects with customers in the automotive market to embed our sensor modules in entry system products and with an OEM developing an aircraft cockpit instrumentation systems.

We expect the integration of our sensor modules will continue to gain momentum as we expand our product offerings. Over time, we expect a large portion of our revenue to be derived from the sale of sensor modules.

Consumer Products

In 2016, we developed our only consumer product, AirBar. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers. AirBar is powered by one of our sensor modules.

In the fourth quarter of 2016, we started mass production of the 15.6 inch version of AirBar and began initial shipments to Ingram Micro and direct customers in the United States and Europe. In the second quarter of 2017, we began initial production and sales of our AirBar versions for 13.3 inch and 14 inch Windows-based notebook PCs and for the 13.3 inch Apple MacBook Air.

We produce the sensor modules for AirBar at our manufacturing facility in Sweden and ship the completed sensor modules to Salutica Allied Solutions (“Salutica”) in Malaysia for the final product assembly, packaging and distribution to our global distribution partner, Ingram Micro and other customers.

At March 31, 2018, we have sufficient quantities of long lead-time critical components in inventory to meet our estimated near-term requirements to produce sensor modules for AirBar and our embedded sensor module customers.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2018 vs 2017
	2018	2017	Variance in Dollars	Variance in Percent
Revenue:
License Fees	$2,323	$2,121	$202	9.5%
Percentage of revenue	97.8%	91.0%
Sensor Modules	$52	$210	$(158)	(75.2)%
Percentage of revenue	2.2%	9.0%
NRE	$-	$1	$(1)	(100)%
Percentage of revenue	-%	-%
Total Revenue	$2,375	$2,332	$43	1.8%

Cost of Sales:
Sensor Modules	$45	$101	$(56)	(55.4)%
Percentage of revenue	1.9%	4.3%
NRE	$1	$4	$(3)	(75.0)%
Percentage of revenue	0.0%	0.2%
Total Cost of Sales	$46	$105	$(59)	(56.2)%

Total Gross Margin	$2,329	$2,227	$102	4.6%

Operating Expense:
Research and development	$1,518	$1,315	$203	15.4%
Percentage of revenue	63.9%	56.4%
Sales and marketing	556	702	(146)	(20.8)%
Percentage of revenue	23.4%	30.1%
General and administrative	1,134	1,088	46	4.2%
Percentage of revenue	47.7%	46.7%
Total Operating Expenses	$3,208	$3,105	$103	3.3%
Percentage of revenue	135.1%	133.1%

Operating Loss	$(879)	$(878)	$(1)	0.1%
Percentage of revenue	37.0%	37.7%
Other Expenses	(14)	(17)	3	(17.6)%
Percentage of revenue	0.6%	0.7%
Provision for income taxes	(7)	(74)	67	(90.5)%
Percentage of revenue	0.3%	3.2%
Less: net loss attributable to noncontrolling interests	207	96	111	115.6%
Percentage of revenue	8.7%	4.1%
Net Loss attributable to Neonode Inc.	(693)	(873)	180	(20.6)%
Percentage of revenue	29.2%	37.4%
Net Loss per share attributable to Neonode Inc.	$(0.01)	$(0.02)	$(0.01)	(50)%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three months ended March 31, 2018 and 2017 were to customers located in the U.S., Europe and Asia.

The increase of 2% in total net revenues for the three-month period in 2018 as compared to the same period in 2017 is primarily related to printer license fees due to increasing revenues from Epson and HP, which fully offset lower e-Reader and automotive license fees and lower sensor module revenues. Epson did not ship printers using our technology in the first quarter of 2017 and in the first quarter of 2018, the mix of printers shipped by HP changed to include a higher percentage of larger screen sizes resulting in higher average per unit license fees. The decrease in revenue from the sales of sensor modules to approximately $0.1 million from $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017 is the result of the Company shifting sales focus from consumer products to B2B embedded product customers. Our AirBar sales have not met expectations and are not expected to be a significant portion of our revenue in the future. We are evaluating options to monetize our AirBar investment through partner collaborations.

Our net revenues for the three months ended March 31, 2018 included $2.3 million from technology license fees plus $0.1 million from sales of sensor modules. Our net revenues for the three months ended March 31, 2017 included $2.1 million from technology license fees plus $0.2 million from sales of sensor modules.

Effective January 1, 2018, we adopted the new revenue recognition standard (ASC 606), which requires us to report all revenues in the quarter that corresponds to actual customer sales. Previously, we reported revenues in the quarter in which sales reports were received from our customers. ASC 606 requires us to estimate revenues in cases where actual customer sales reports are not received by the financial report filing date. Adoption of the new standard resulted in an increase in accounts receivable and unbilled revenue, due to an adjustment to equity to record license fees that had not yet been reported, as well as a reduction of deferred revenues, due to an adjustment to equity to apply license fee prepayments to revenues, resulting in a net increase in the beginning accumulated deficit of $1,353,000. The total net impact of the adoption of ASC 606 is an approximately $0.2 million reduction in total net license fee revenues reported in the first quarter of 2018.

The following table presents the license fee revenue distribution per market for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	Percentage	Amount	Percentage
Printers	$1,570	68%	$1,124	53%
E-Readers and tablets	234	10%	400	19%
Automotive	519	22%	597	28%
	$2,323	100%	$2,121	100%

Gross Margin

Our combined total gross margin was 98% and 95% in the three months ended March 31, 2018 and 2017. The increase in total gross margin in 2018 as compared to 2017 is primarily due to license fees with a 100% gross margin are a higher percentage of our total revenue in 2018 compared to 2017. In the three months ended March 31, 2018, license fees accounted for 98% of total revenue compared to 91% in the same period in 2017. There were no or minimal NRE revenues in the three months ended March 31, 2018 and 2017. Gross margin on sensor module sales in the three months ended March 31, 2018 and 2017 was 13% and 52%, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2018 and 2017 were $1.5 million and $1.3 million, respectively. The increase is primarily related to fewer NRE projects resulting in a higher percentage of the personnel expenses classified as pure research and development activities. There was also an increase in depreciation expenses due to an increase in purchases of lease equipment related to our sensor module manufacturing from mid-2017. R&D expenses primarily consist of personnel-related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 and 2017 were $0.6 million and $0.7 million, respectively. The expenses for the three months ended March 31, 2018 had a slight reduction compared to the same period in 2017, primarily due to a $0.1 million reduction in advertising expenses, primarily related to AirBar. Included in sales and marketing expenses is $8,000 and $14,000 of non-cash stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

Our sales activities focus on OEM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products. Our OEM customers will then sell and market their products incorporating our technology to their customers. We expect to expand our sensor module sales and marketing activities in 2018 and future years to capture B2B market share in our target markets.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2018 and 2017 were flat at $1.1 million for each period. Included in G&A expenses is $4,000 and $6,000 of non-cash stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. These are stock options issued to employees, consultants and members of our Board of Directors.

Income Taxes

Our effective tax rate was (1%) and (8%) for the three months ended March 31, 2018 and 2017, respectively. The negative tax rate in the three months ended March 31, 2017 is due to withholding taxes from sales in Asia and Europe. We recorded valuation allowances for the three month periods ended March 31, 2018 and 2017 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $0.7 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of March 31, 2018, we had made no payments under the NN1002 Agreement.

On December 4, 2014, we entered into an analog Device Development Agreement (the “NN1003 Agreement”) with ST Microelectronics International N.V pursuant to which ST Microelectronics will integrate Neonode’s intellectual property into an ASIC (“NN1003 ASIC”). The NN1003 ASIC only can be sold by ST Microelectronics exclusively to licensees of Neonode. Under the terms of the NN1003 Agreement, we will reimburse ST Microelectronics up to $835,000 of non-recurring engineering costs as follows:

●	$235,000 at the feasibility review and contract signature (paid in full);
●	$300,000 on completion of tape-out (paid in full); and
●	$300,000 on completion on product validation (paid in full).

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of March 31, 2018, we had made no additional payments under the NN1003 Agreement.

Operating Leases

We lease office space located at 2880 Zanker Road, San Jose, CA 95134 USA. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $448,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2018. The lease can be extended on a yearly basis.

Neonode Technologies AB’s majority-owned subsidiary Pronode Technologies AB leases 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The annual payment for this space equates to approximately $98,000 per year. The lease is valid through December 9, 2020.

Our subsidiary Neonode Japan K.K. leases office space located at at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo. The annual payment for this space equates to approximately $22,000 per year. The lease can be terminated with two months’ notice.

Our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea in January, 2015. The annual payment for this space equates to approximately $10,000 per year. We can terminate the lease with 2 months written notice.

Our subsidiary Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The annual payment for this space equates to approximately $14,000 per year. The lease is renewed every three months unless termination is notified.

For the three months ended March 31, 2018 and 2017, we recorded approximately $184,000 and $161,000, respectively, for rent expense.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2018 is as follows (in thousands):

Years ending December 31,	Total
2018	$383
2019	99
2020	98
$580

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

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of March 31, 2018 (in thousands):

Year ending December 31,	Total
2018	$453
2019	601
2020	604
2021	494
Total minimum payments required:	2,152
Less amount representing interest:	(74)
Present value of net minimum lease payments:	2,078
Less current portion	(563)
$1,515
Equipment under capital lease	$3,540
Less: accumulated depreciation	(962)
Net book value	$2,578

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	actual versus anticipated licensing and of sales of sensor modules with of our technology;

●	actual versus anticipated operating expenses;

●	timing of our OEM customer product shipments;

●	timing of payment for our technology licensing agreements or purchases of our sensor modules;

●	actual versus anticipated gross profit margin;

●	ability to raise additional capital, if necessary; and

●	ability to secure credit facilities, if necessary.

As of March 31, 2018, we had cash of $4.9 million compared to $5.8 million as of December 31, 2017.

Working capital (current assets less current liabilities) was $6.8 million as of March 31, 2018, compared to $6.2 million as of December 31, 2017.

Net cash used in operating activities for the three months ended March 31, 2018 was $0.6 million and was primarily the result of (1) a net loss of $0.9 million and (2) approximately $0.3 million in non-cash operating expenses, comprised primarily of depreciation and amortization.

Accounts receivable and unbilled revenues decreased by approximately $0.2 million as of March 31, 2018 compared with December 31, 2017. This is due to the timing of the payments received from customers.

Inventory increased by approximately $0.1 million during the three months ended March 31, 2018 compared with December 31, 2017.

Deferred revenues decreased by approximately $0.3 million during the three months ended March 31, 2018 compared with December 31, 2017, primarily due to recognition of revenue from customers that have prepaid license fees.

Net cash used in operating activities for the three months ended March 31, 2017 was $1.6 million and was primarily the result of (1) a net loss of approximately $1.0 million and (2) approximately $0.8 million in net cash used in changes in operating assets and liabilities and (3) approximately $0.2 million in non-cash operating expenses, comprised primarily of depreciation and amortization.

In the three months ended March 31, 2018 and 2017, we purchased approximately $133,000 and $104,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $143,000 during the three months ended March 31, 2018 was the result of principal payments on a capital leases.

Net cash used in financing activities of $58,000 during the three months ended March 31, 2017 was the result of principal payments on a capital leases.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.9 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively, and had an accumulated deficit of approximately $182.9 million and $183.7 million as of March 31, 2018 and December 31, 2017, respectively. In addition, operating activities used cash of approximately $0.6 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

In August 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 9,750,000 shares of common stock at $1.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 3,250,001 shares of common stock at an exercise price of $2.00 per share. The 2017 Warrants will become exercisable on August 8, 2018, and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

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

Critical Accounting Policies

We adopted the new accounting standard for revenue recognition effective January 1, 2018. We elected to use the modified retrospective (“cumulative-effect”) approach for adoption of the new standard. Use of the cumulative-effect approach required us to make an opening adjustment to equity rather than recast prior year financial data, therefore comparability of financial statements was impacted.

Beginning with the first quarter of 2018, our financial results reflect adoption of the standard. See Note 2 – Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion.

Our contracts with customers may include promises to transfer multiple products and services to a customer, particularly when one of our customers contracts with us for a product and related engineering services fees for customizing that product for our customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Judgment may also be required to determine the stand-alone selling price (SSP) for each distinct performance obligation identified, although we generally structure our contracts such that performance obligations and pricing for each performance obligation are distinct. We currently have no outstanding contracts with multiple performance obligations, however we recently negotiated a contract that may include multiple performance obligations in the future.

Our products are sold with a right of return, and we may provide other credits or incentives to our customers, which could result in variability when determining the amount of revenue to recognize. At the end of each reporting period, we use product returns history and additional information that becomes available to estimate returns and credits. We do not recognize revenue if it is probable that a significant reversal of any incremental revenue would occur.

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.	Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated April 25, 2018*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K filed on April 15, 2008 (file no. 0-08419))
10.1	Employment Agreement of Håkan Persson, dated February 12, 2018 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed on February 12, 2018 (file no. 1-35526)) +
10.2	Consulting Agreement for Andreas Bunge, dated February 12, 2018 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K, filed on February 12, 2018 (file no. 1-35526)) +
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 8, 2018	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)