Form 10-Q
period 2018-09-30
Neonode Inc.
filed 2018-11-08
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2018 was 5,859,414.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2018

i

PART I. Financial Information

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$2,689	$5,796
Accounts receivable and unbilled revenue, net	1,459	1,010
Projects in process	-	1
Inventory	1,258	1,154
Prepaid expenses and other current assets	1,596	1,836
Total current assets	7,002	9,797

Investment in joint venture	3	3
Property and equipment, net	2,660	3,327
Total assets	$9,665	$13,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$509
Accrued payroll and employee benefits	862	1,081
Accrued expenses	180	177
Deferred revenues	224	1,248
Current portion of capital lease obligations	569	568
Total current liabilities	2,358	3,583

Capital lease obligations, net of current portion	1,275	1,681
Total liabilities	3,633	5,264

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 83 shares issued and outstanding at September 30, 2018 and December 31, 2017. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 10,000,000 shares authorized with par value $0.001 per share; 5,859,414 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	192,891	192,861
Accumulated other comprehensive loss	(516)	(99)
Accumulated deficit	(184,629)	(183,745)
Total Neonode Inc. stockholders’ equity	7,752	9,023
Noncontrolling interests	(1,720)	(1,160)
Total stockholders’ equity	6,032	7,863
Total liabilities and stockholders’ equity	$9,665	$13,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
License fees	$1,597	$2,072	$5,681	$6,158
Sensor module	39	211	176	634
Non-recurring engineering	287	22	317	174
Total revenues	1,923	2,305	6,174	6,966
Cost of revenues:
Sensor module	57	151	191	510
Non-recurring engineering	282	-	283	137
Total cost of revenues	339	151	474	647

Total gross margin	1,584	2,154	5,700	6,319

Operating expenses:
Research and development	1,113	1,668	3,993	4,283
Sales and marketing	446	743	1,472	2,158
General and administrative	959	1,154	3,209	3,365

Total operating expenses	2,518	3,565	8,674	9,806
Operating loss	(934)	(1,411)	(2,974)	(3,487)

Other expense:
Interest expense	12	24	39	59
Total other expense	12	24	39	59

Loss before provision for income taxes	(946)	(1,435)	(3,013)	(3,546)

(Benefits from) provision for income taxes	5	(24)	13	(71)
Net loss including noncontrolling interests	(951)	(1,411)	(3,026)	(3,475)
Less: Net loss attributable to noncontrolling interests	142	296	560	489
Net loss attributable to Neonode Inc.	$(809)	$(1,115)	$(2,466)	$(2,986)

Loss per common share:
Basic and diluted loss per share	$(0.14)	$(0.20)	$(0.42)	$(0.59)
Basic and diluted – weighted average number of common shares outstanding	5,859	5,517	5,859	5,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss	$(951)	$(1,411)	$(3,026)	$(3,475)
Other comprehensive income (loss):
Foreign currency translation adjustments	13	83	(417)	205
Comprehensive loss	(938)	(1,328)	(3,443)	(3,270)
Less: Comprehensive loss attributable to noncontrolling interests	142	296	560	489
Comprehensive loss attributable to Neonode Inc.	$(796)	$(1,032)	$(2,883)	$(2,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(3,026)	$(3,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29	56
Depreciation and amortization	785	672

Changes in operating assets and liabilities:
Accounts receivable	866	933
Projects in process	1	(299)
Inventory	(198)	(1,222)
Prepaid expenses and other current assets	116	(52)
Accounts payable and accrued expenses	(91)	(675)
Deferred revenues	(757)	(629)
Net cash used in operating activities	(2,275)	(4,691)

Cash flows from investing activities:
Purchase of property and equipment	(184)	(643)
Net cash used in investing activities	(184)	(643)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	-	9,082
Proceeds from note payable	-	1,713
Payments on note payable	-	(1,713)
Principal payments on capital lease obligations	(413)	(301)
Net cash (used in) provided by financing activities	(413)	8,781

Effect of exchange rate changes on cash	(235)	(51)

Net increase (decrease) in cash	(3,107)	3,396
Cash at beginning of period	5,796	3,476
Cash at end of period	$2,689	$6,872

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$15
Cash paid for interest	$39	$59

Supplemental disclosure of non-cash investing and financing activities
Purchase of equipment with capital lease obligations	$169	$1,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements, include all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Operations

Neonode Inc. (collectively with its subsidiaries, is referred to in this Form 10-Q Report as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) develops optical touch and gesture solutions for human interaction with devices. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who in-turn embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold over 64 million devices under our licensing agreements that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized embedded sensors that incorporate our technology to OEMs, Tier 1 Suppliers, distributors and our branded products sold directly to consumers.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.8 million and $2.5 million and $1.1 million and $3.0 million for the three and nine months ended September 30, 2018 and 2017, respectively, and had an accumulated deficit of approximately $184.6 million and $183.7 million as of September 30, 2018 and December 31, 2017, respectively. In addition, operating activities used cash of approximately $2.3 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Reverse Stock Split

As previously disclosed, at the annual meeting of stockholders on June 7, 2018, Neonode stockholders approved an amendment to the restated certification of incorporation to effect a reverse stock split of the Company’s common stock, in the range of 1-for-5 to 1-for-15 at the discretion of the board of directors. The board approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock, and on September 27, 2018, the Company filed the certificate of first amendment to its restated certificate of incorporate with the state of Delaware to effect the reverse stock split, effective October 1, 2018.

As a result of the reverse stock split, every ten shares of issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares were issued, therefore shareholders entitled to receive a fractional share in connection with the reverse stock split received a cash payment instead. There was no financial impact to the Company’s condensed consolidated financial statements. All shares and per share information in this Form 10-Q has been retroactively adjusted for all periods presented to reflect the reverse stock split, including reclassifying any amount equal to the reduction in par value of common stock to additional paid-in capital.

Trading of the Company’s common stock continued on the NASDAQ Capital Market on a reverse stock split-adjusted basis beginning on October 1, 2018.

At the annual meeting of stockholders on June 7, 2018, stockholders of the Company also approved the reduction in the number of authorized shares of common stock in corresponding proportion to the reverse stock split. As a result, the Company filed a certificate of second amendment to its restated certificate of incorporation with the state of Delaware to reduce the number of authorized shares of common stock from 100,000,000 to 10,000,000 shares. The filing did not affect the number of authorized preferred stock of 1,000,000 shares.

NASDAQ

As previously disclosed, the NASDAQ Stock Market informed us in a deficiency notice dated December 27, 2017 that we failed to meet the minimum closing bid price requirement of $1.00 for the previous thirty consecutive trading days; we were initially granted 180 days to regain compliance. Because we met all other listing requirements with the exception of the minimum closing bid price requirement, we received second 180-day compliance period to regain compliance on June 27, 2018. On October 15, 2018, we received a letter from The NASDAQ Stock Market stating that we had regained compliance with The NASDAQ Capital Markets minimum bid price requirements for continued listing, because the closing bid price on our stock had exceeded the $1.00 minimum requirement for at least ten consecutive trading days prior to the date of the letter.

August 2017 Private Placement

In August 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 975,000 shares of common stock at $10.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 325,000 shares of common stock at an exercise price of $20.00 per share. The 2017 Warrants became exercisable on August 8, 2018, and will expire on August 9, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

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

In June 2016, we entered into a Joint Venture (“JV”) with a Swedish based eye-tracking company SMART EYE AB. By combining our technologies, we plan to bring multi-chip modules to the market for the consumer and automotive markets that provide new opportunities for interaction with cars and devices. The name of the JV is Neoeye AB (“Neoeye”).

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

The condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2018 and 2017 include our accounts and those of our wholly owned subsidiaries, Neonode Technologies AB (Sweden), Neonode Americas Inc. (U.S.), Neonode Japan Inc. (Japan), NEON Technology Inc. (U.S.), Neno User Interface Solutions AB (Sweden), Neonode Korea Ltd. (South Korea) and Neonode Taiwan Ltd. (Taiwan), as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying its credit limits. We regularly evaluate the collectability of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific allowance to reduce the related receivable to the amount we expect to recover. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of September 30, 2018 and December 31, 2017.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of September 30, 2018. Costs capitalized in projects in process were $1,000 as of December 31, 2017.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”) and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2018, and December 31, 2017, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$147	$164
Work-in-Process	210	231
Finished goods	901	759
Ending inventory	$1,258	$1,154

Investment in JV

We have invested $3,000 for a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through September 30, 2018.

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

We periodically review our investment in Neoeye to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near-term prospects of Neoeye. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

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

Long-lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2018, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $13,000 and $(417,000) during the three and nine months ended September 30, 2018, respectively, compared to translation gains of $83,000 and $205,000 during the three and nine months ended September 30, 2017, respectively. Losses resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $13,000 and $34,000 during the three and nine months ended September 30, 2018, respectively, compared to $45,000 and $24,000 during the same periods in 2017, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of September 30, 2018, four customers represented approximately 73% of the Company’s accounts receivable.

As of December 31, 2017, two customers represented approximately 69% of the Company’s accounts receivable.

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2018 are as follows:

●	Hewlett Packard Company – 33%

●	Faraday & Future Inc.– 15%

●	Seiko Epson – 16%

●	Canon – 10%

●	Bosch – 10%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2018 are as follows:

●	Hewlett Packard Company – 34%

●	Seiko Epson – 14%

●	Canon – 13%

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2017 are as follows:

●	Hewlett Packard Company – 30%

●	Canon – 17%

●	Seiko Epson – 12%

●	Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2017 are as follows:

●	Hewlett Packard Company – 31%

●	Canon – 15%

●	Bosch – 11%

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2018.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended September 30, 2018 and 2017, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of September 30, 2018 and December 31, 2017. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$248	13%	$457	20%
Net license revenues from consumer electronics	1,349	70%	1,615	70%
Net revenues from sensor modules	39	2%	211	9%
Net revenues from non-recurring engineering	287	15%	22	1%
	$1,923	100%	$2,305	100%

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$1,151	19%	$1,714	25%
Net license revenues from consumer electronics	4,530	73%	4,444	64%
Net revenues from sensor modules	176	3%	634	9%
Net revenues from non-recurring engineering	317	5%	174	2%
	$6,174	100%	$6,966	100%

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

	September 30, 2018	December 31, 2017
Accounts receivable and unbilled revenue	$1,459	$1,010
Deferred revenues	224	1,248

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

The opening balance of current accounts receivable, net of allowance for doubtful accounts, was $2.2 million as of January 1, 2018. As of September 30, 2018, and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $1.5 million and $1.0 million, respectively, and are included in current assets on our condensed consolidated balance sheets. There are no long-term accounts receivable related to contracts.

The opening balance of deferred revenues was $0.9 million as of January 1, 2018. As of September 30, 2018, and December 31, 2017, deferred revenues was $0.2 million and $1.2 million, respectively, and is included in current liabilities on our consolidated balance sheets. There are no long-term liabilities related to contracts.

We do not anticipate impairment of our contract asset related to license fee revenues, given the creditworthiness of our customers whose invoices comprise the balance in that asset account. We will continue to monitor the timeliness of receipts from those customers, however, to assess whether the contract asset has been impaired.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The balance in the allowance for doubtful accounts was $149,000 as of September 30, 2018 and December 31, 2017.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	September 30, 2018	December 31, 2017
Balance at beginning of period	$35	$11
Provisions for warranty issued	-	24
Balance at end of period	$35	$35

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

The following table presents our deferred revenues (in thousands):

	September 30, 2018	December 31, 2017
Deferred license fees	$138	$1,089
Deferred AirBar revenues	70	137
Deferred sensor modules revenues	16	22
	$224	$1,248

The opening balance of deferred revenues after adjustment pursuant to ASC 606 was $0.9 million as of January 1, 2018.

Changes in deferred revenues were as follows (in thousands):

	September 30, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Deferred revenues	$366	$(142)	$224

Contracted revenue not yet recognized was $0.2 million as of September 30, 2018; we expect to recognize approximately 100% of that revenue over the next twelve months.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2018 amounted to approximately $14,000 and $84,000 respectively. Advertising costs for the three and nine months ended September 30, 2017 amounted to approximately $216,000 and $529,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2018 and December 31, 2017. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2018, and December 31, 2017, we had no unrecognized tax benefits.

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

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2018 and 2017. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2018 and 2017 exclude the potential common stock equivalents, as the effect would be anti-dilutive (See Note 7).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Nine months ended September 30,
	2018	2017
Swedish Krona	8.57	8.62
Japanese Yen	109.63	111.91
South Korean Won	1,090.03	1,136.27
Taiwan Dollar	29.90	30.51

Exchange rate for the consolidated balance sheets was as follows:

	As of
	September 30,	December 31,
	2018	2017
Swedish Krona	8.87	8.21
Japanese Yen	113.69	112.65
South Korean Won	1,109.21	1,066.31
Taiwan Dollar	30.45	29.66

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

The following table summarizes the impact of the new revenue standard on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and condensed consolidated balance sheet as of September 30, 2018:

	Three months ended September 30, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Revenue
License fees	$1,919	$(322)	$1,597
Sensor modules	39	-	39
Non-recurring engineering	287	-	287
Total Revenues	$2,245	$(322)	$1,923

	Nine months ended September 30, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Revenue
License fees	$5,939	$(258)	$5,681
Sensor modules	176	-	176
Non-recurring engineering	317	-	317
Total Revenues	$6,432	$(258)	$6,174

	September 30, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Assets
Accounts receivable and unbilled revenue, net	$276	$1,183	$1,459
Liabilities
Deferred revenues	$366	$(142)	$224
Equity
Accumulated deficit	$(185,954)	$1,325	$(184,629)

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

The effective date of the new lease standard (ASC 842) is January 1, 2019, and we plan to adopt the new standard on that date. We have drafted our lease standard implementation plan, and that plan is currently under final review by executive management. We will use the required modified retrospective approach, which allows us to make any necessary transition adjustments at January 1, 2019. We will elect the optional transition method, which will allow us to continue to use disclosures required by the prior standard during 2019, the year of adoption. There are also several practical expedients available to make the transition more efficient and cost-effective for companies. We plan to elect the package of three practical expedients available to us; doing so will allow us to not reassess existing leases, therefore we will not be required to search existing contracts for embedded leases.

We currently have a limited number of leased capital assets, all of which will be classified as finance leases under the new lease standard. We maintain a lease inventory for those assets; they are currently reported on our condensed consolidated balance sheets and will continue to be reported on our condensed consolidated balance sheets under the new standard. We also have a small number of leases which are currently classified as operating leases; we have compiled a list of those leases and will analyze them as we transition to the new standard. We expect that the transition may result in the inclusion of a few operating leases on our condensed consolidated balance sheets, as well as more robust disclosures.

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

3. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2018, there were no activities that affected common stock. The Company effected a reverse stock split, effective October 1, 2018 (see Note 1).

August 2017 Private Placement

On August 2, 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 975,000 shares of common stock at $10.00 per share, and warrants, for an aggregate purchase price of $9.75 million in gross proceeds (see Note 1 for additional details).

Preferred Stock

We have one class of preferred stock outstanding. There were no activities that affected preferred stock during the nine months ended September 30, 2018.

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of September 30, 2018.

	Shares of Preferred Stock Not Exchanged as of September 30, 2018	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at September 30, 2018

Series B Preferred stock	83	132.07	10,962

Warrants

As of both September 30, 2018 and December 31, 2017, there were 1,116,368 warrants to purchase common stock outstanding, respectively. During 2017, we agreed to issue the 2017 Warrants to investors in the August 2017 private placement to purchase up to a total of approximately 325,000 shares of common stock at an exercise price of $20.00 per share. The 2017 Warrants will become exercisable 12 months from the date of issuance and will expire three years from the date of issuance. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash.

4. Stock-Based Compensation

There was no stock-based compensation expense for the three months ended September 30, 2018, nor is there any remaining unrecognized stock-based compensation expense at September 30, 2018. The stock-based compensation expense for the nine months ended September 30, 2018 and 2017 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. On April 11, 2018, the Company issued to the CEO, Håkan Persson, a total of 30,000 immediately vested options to purchase shares of the Company’s common stock at an exercise price of $15.00 per share that expire on April 11, 2021. The purchase price of the stock options was determined to be $0.40 per option for a total amount of $12,000. Under Sweden law, the CEO is required to purchase the stock options from the Company, therefore the $12,000 was recorded as stock-based compensation expense. At the discretion of the board of directors, the Company absorbed the cost and recorded the amount as a bonus to this employee on date of grant. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales and marketing	-	11	6	39
General and administrative	-	6	23	17
Total stock-based compensation expense	$-	$17	$29	$56

Remaining unrecognized expense at September 30, 2018
Stock-based compensation	$-

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

Stock Options

We have adopted equity incentive plans for which stock options and restricted stock awards are available to grant to employees, consultants and directors. Except for the 30,000 options issued to the CEO (see above), all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

As of September 30, 2018, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2018	175,600	$42.00
Granted	30,000	15.00
Cancelled	(78,300)	41.30
Expired	(26,000)	41.50
Outstanding at September 30, 2018	101,300	$34.65

The aggregate intrinsic value of the 101,300 stock options that are outstanding, vested and expected to vest as of September 30, 2018 was $0.

For the three and nine months ended September 30, 2018 and 2017, we recorded $0 and $29,000 and $17,000 and $56,000, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the nine months ended September 30, 2018, we granted 30,000 options to purchase shares of our common stock to the CEO with a grant fair value of $6,000 computed using the Black-Scholes option pricing model. The weighted average grant date fair value of the options during the nine months ended September 30, 2018 was $0.20. We did not grant any options to purchase shares to any of the members of our board of directors.

See below for assumptions used in the valuation of stock options:

For the nine months ended
September 30, 2018

Annual dividend yield	-
Expected life (years)	1.50
Risk-free interest rate	2.2%
Expected volatility	71%

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2018 and December 31, 2017.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2018 and December 31, 2017.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments agreed to integrate Neonode’s intellectual property into an application specific integrated circuit (“ASIC”). The NN1002 ASIC can only be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we agreed to reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement, we also agreed to reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of September 30, 2018, we had made no payments under the NN1002 Agreement.

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

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of September 30, 2018, we had made no additional payments under the NN1003 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three and nine months ended September 30, 2018 and 2017 were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located. Of our total assets, 35% and 28% were held in the U.S. as of September 30, 2018 and December 31, 2017, respectively, and 64% and 71% were held in Sweden as of September 30, 2018 and December 31, 2017, respectively.

The following table presents net revenues by geographic area for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Amount	Percentage	Amount	Percentage
United States	$1,101	57%	$977	42%
Japan	623	32%	771	33%
Germany	195	10%	341	15%
China	(67)	(3)%	92	4%
Taiwan	49	3%	43	2%
Other	22	1%	81	4%
	$1,923	100%	$2,305	100%

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	Percentage	Amount	Percentage
United States	$3,033	49%	$3,203	46%
Japan	2,119	34%	1,666	24%
Germany	604	10%	911	13%
China	130	2%	631	9%
Taiwan	159	3%	137	2%
Sweden	10	-%	106	2%
Singapore	-	-%	141	2%
Other	119	2%	171	2%
	$6,174	100%	$6,966	100%

The following table presents long-lived assets by geographic region (in thousands):

	September 30, 2018	December 31, 2017
Long-lived assets in North America	$2	$3
Long lived assets in Asia	3	6
Long-lived assets in Europe	2,655	3,318
	$2,660	$3,327

7. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2018 and 2017 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 350,000 and 440,000 outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the nine months ended September 30, 2018 and 2017, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,
	2018	2017
BASIC AND DILUTED
Weighted average number of common shares outstanding	5,859	5,517
Net loss attributable to Neonode Inc.	$(809)	$(1,115)

Net loss per share - basic and diluted	$(0.14)	$(0.20)

(in thousands, except per share amounts)	Nine months ended September 30,
	2018	2017
BASIC AND DILUTED
Weighted average number of common shares outstanding	5,859	5,096
Net loss attributable to Neonode Inc.	$(2,466)	$(2,986)

Net loss per share - basic and diluted	$(0.42)	$(0.59)

8. Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that the following subsequent events have occurred that would require disclosure in the notes thereto other than as discussed in the accompanying notes.

As previously disclosed, at the annual meeting of stockholders on June 7, 2018, Neonode stockholders approved an amendment to the restated certification of incorporation to effect a reverse stock split of the Company’s common stock, in the range of 1-for-5 to 1-for-15 at the discretion of the board of directors. The board approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock, and on September 27, 2018, the Company filed the certificate of first amendment to its restated certificate of incorporate with the state of Delaware to effect the reverse stock split, effective October 1, 2018.

As a result of the reverse stock split, every ten shares of issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares were issued, therefore shareholders entitled to receive a fractional share in connection with the reverse stock split received a cash payment instead. There was no financial impact to the Company’s condensed consolidated financial statements. All shares and per share information in this Form 10-Q has been retroactively adjusted for all periods presented to reflect the reverse stock split, including reclassifying any amount equal to the reduction in par value of common stock to additional paid-in capital.

Trading of the Company’s common stock continued on the NASDAQ Capital Market on a reverse stock split-adjusted basis beginning on October 1, 2018.

At the annual meeting of stockholders on June 7, 2018, stockholders of the Company also approved the reduction in the number of authorized shares of common stock in corresponding proportion to the reverse stock split. As a result, the Company filed a certificate of second amendment to its restated certificate of incorporation with the state of Delaware to reduce the number of authorized shares of common stock from 100,000,000 to 10,000,000 shares.

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

Overview

Neonode Inc. develops user interface and optical interactive touch and gesture solutions. Our patented technology offers multiple features including the ability to sense an object’s size, depth, velocity, pressure, and proximity to any type of surface. In 2010 we began licensing our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our customers have sold approximately 64 million devices that use our technology. In 2016, we augmented our licensing business and started to manufacture and sell standardized sensor modules that incorporate our technology to OEMs and Tier 1 suppliers, distributors and our branded products directly to consumers.

We offer our technology to current and new customers under either a license agreement or a supply agreement. We anticipate our revenue will be generated by a combination of royalties from existing and new license customers plus sales of our sensor modules.

Licensing

As of September 30, 2018, we had entered into forty-one technology license agreements with global OEMs and Tier 1 suppliers. Our technology licensing agreements typically have an initial term of three years with automatic one year renewal periods. During the nine months ended September 30, 2018, we had sixteen customers using our touch technology in products that were being shipped to customers. In addition, we are currently developing prototype products and are engaged in product engineering design discussions with numerous global OEMs and ODMs who are in the process of qualifying our touch technology for incorporation in various products. The development and release cycle for these products typically takes six to thirty-six months. We continue to offer licensing options to current and new customers primarily using our zForce CORE technology.

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

During 2016, we invested in developing a new robotic manufacturing process designed specifically for zForce AIR sensor modules and in the last quarter of 2016 we started production of our first sensor modules that are used to power our AirBar product line. Industry specific standardized sensor modules using a common technology platform will allow us to enter and compete in numerous markets without being encumbered with the project specific custom design solutions of our licensing business.

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

In the fourth quarter of 2016, we started production of the 15.6 inch version of AirBar and began initial shipments to Ingram Micro and direct customers in the United States and Europe. In the second quarter of 2017, we began initial production and sales of our AirBar versions for 13.3 inch and 14 inch Windows-based notebook PCs.

We produce the sensor modules for AirBar at our manufacturing facility in Sweden and ship the completed sensor modules to Salutica Allied Solutions (“Salutica”) in Malaysia for the final product assembly, packaging and distribution to our global distribution partner, Ingram Micro and other customers.

At September 30, 2018, we have sufficient quantities of long lead-time critical components in inventory to meet our estimated near-term requirements to produce sensor modules for AirBar and our embedded sensor module customers.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Revenue:
License Fees	$1,597	$2,072	$(475)	(22.9)%	$5,681	$6,158	$(477)	(7.7)%
Percentage of revenue	83.0%	89.9%			92.0%	88.4%
Sensor Modules	$39	$211	$(172)	(81.5)%	$176	$634	$(458)	(72.2)%
Percentage of revenue	2.0%	9.2%			2.9%	9.1%
NRE	$287	$22	$265	(1,204.5)%	$317	$174	$143	82.2%
Percentage of revenue	14.9%	1.0%			5.1%	2.5%
Total Revenue	$1,923	$2,305	$(382)	(16.6)%	$6,174	$6,966	$(792)	(11.4)%

Cost of Sales:
Sensor Modules	$57	$151	$(94)	(62.3)%	$191	$510	$(319)	(62.5)%
Percentage of revenue	3.0%	6.6%			3.1%	7.3%
NRE	$282	$-	$282	100%	$283	$137	$146	106.6%
Percentage of revenue	14.7%	-%			4.6%	2.0%
Total Cost of Sales	$339	$151	$188	124.5%	$474	$647	$(173)	(26.7)%

Total Gross Margin	$1,584	$2,154	$(570)	(26.5)%	$5,700	$6,319	$(619)	(9.8)%

Operating Expense:
Research and development	$1,113	$1,668	$(555)	(33.3)%	$3,993	$4,283	$(290)	(6.8)%
Percentage of revenue	57.9%	72.4%			64.7%	61.5%
Sales and marketing	446	743	(297)	(40.0)%	1,472	2,158	(686)	(31.8)%
Percentage of revenue	23.2%	32.2%			23.8%	31.0%
General and administrative	959	1,154	(195)	(16.9)%	3,209	3,365	(156)	(4.6)%
Percentage of revenue	49.9%	50.1%			52.0%	48.3%
Total Operating Expenses	$2,518	$3,565	$(1,047)	(29.4)%	$8,674	$9,806	$(1,132)	(11.5)%
Percentage of revenue	130.9%	154.7%			140.5%	140.8%

Operating Loss	$(934)	$(1,411)	$477	(33.8)%	$(2,974)	$(3,487)	$513	(14.7)%
Percentage of revenue	(48.6)%	(61.2)%			(48.2)%	(50.1)%
Other Expenses	12	24	12	(50.0)%	39	59	20	(33.9)%
Percentage of revenue	0.6%	1.0%			0.6%	0.8%
(Benefits from) Provision for income taxes	5	(24)	29	(120.8)%	13	(71)	84	(118.3)%
Percentage of revenue	0.3%	(1.0)%			0.2%	(1.0)%
Less: net loss attributable to noncontrolling interests	142	296	(154)	(52.0)%	560	489	71	14.5%
Percentage of revenue	7.4%	12.8%			9.1%	7.0%
Net Loss attributable to Neonode Inc.	(809)	(1,115)	306	(27.4)%	(2,466)	(2,986)	520	(17.4)%
Percentage of revenue	(42.1)%	(48.4)%			(39.9)%	(42.9)%
Net Loss attributable to Neonode Inc. per share	$(0.14)	$(0.20)	$0.06	(30.0)%	$(0.42)	$(0.59)	$0.17	(28.8)%
Percentage of revenue	0.0%	0.0%			0.0%	0.0%

Net Revenues

All of our sales for the nine months ended September 30, 2018 and 2017 were to customers located in the U.S., Europe and Asia.

The decrease of 17% in total net revenues for the three-month period in 2018 as compared to the same period in 2017 is primarily related to a reduction of printer and automotive license fees. The decrease in automotive license fees is primarily due to a lower shipments of automobiles that use our technology by our customer in China. The decrease due to reduced license fees generated by our Chinese customers has been partially offset by increases from customers such as Volvo and Suzuki. The decrease of $0.2 million in revenue from the sales of sensor for the three months ended September 30, 2018 compared to the same period in 2017 is due to the Company shifting sales focus from our AirBar consumer products to B2B embedded product customers. Our AirBar sales are not expected to be a significant portion of our revenue in the future. We are evaluating options to monetize our AirBar investment through partner collaborations. The decrease of 11% in total net revenues for the nine-month period in 2018 as compared to the same period in 2017 is due to a decrease of 72% in sensor modules revenues and 8% decrease in license fees.

Our net revenues for the three and nine months ended September 30, 2018 included $1.6 million and $5.7 million, respectively, from technology license fees, $39,000 and $0.2 million, respectively, from sales of sensor modules plus $0.3 million and $0.3 million, respectively, from non-recurring engineering fees. Our net revenues for the three and nine months ended September 30, 2017 included $2.1 million and $6.2 million, respectively, from technology license fees plus $22,000 and $0.2 million, respectively, in NRE fees. In addition, we earned $0.2 million and $0.6 million from sales of sensor modules for the three and nine months ended September 30, 2017, respectively.

Effective January 1, 2018, we adopted the new revenue recognition standard (ASC 606), which requires us to report all revenues in the quarter that corresponds to actual customer sales. Previously, we reported revenues in the quarter in which sales reports were received from our customers. ASC 606 requires us to estimate revenues in cases where actual customer sales reports are not received by the financial report filing date. Adoption of the new standard resulted in an increase in accounts receivable and unbilled revenue, due to an adjustment to equity to record license fees that had not yet been reported, as well as a reduction of deferred revenues, due to an adjustment to equity to apply license fee prepayments to revenues, resulting in a net reduction in the beginning accumulated deficit of $1,353,000. The total net impact of the adoption of ASC 606 is an approximately $0.3 million decrease in total net license fee revenues reported in the first nine months of 2018.

The following table presents the license fee revenue distribution per market for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Amount	Percentage	Amount	Percentage
Printers	$1,159	73%	$1,383	67%
E-Readers and tablets	190	11%	232	11%
Automotive	248	16%	457	22%
	$1,597	100%	$2,072	100%

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	Percentage	Amount	Percentage
Printers	$3,830	68%	$3,562	58%
E-Readers and tablets	700	12%	882	14%
Automotive	1,151	20%	1,714	28%
	$5,681	100%	$6,158	100%

Gross Margin

Our combined total gross margin was 82% and 92% and 93% and 91% in the three and nine months ended September 30, 2018 and 2017, respectively. The decrease in total gross margin for the three months 2018 as compared to 2017 is primarily due to that there were negative gross margin on sensor module revenues in 2018 compared to 2017. This is mainly due to shipping expenses for returned AirBars from Ingram Micro. There were $0.3 million and $0.3 million and $22,000 and $0.2 million of NRE revenues in the three and nine months ended September 30, 2018 and 2017, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2018 decreased by 33% and 7%, compared to the same periods in 2017, respectively. The decrease is primarily related to fewer NRE projects where we capitalize the ongoing costs including salaries until the project is completed so we can match costs with revenues. There was also an increase in depreciation expenses due to an increase in purchases of lease equipment related to our sensor module manufacturing from mid-2017. R&D expenses primarily consist of personnel-related costs in addition to some external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses decreased 40% and 32% in the three and nine months ended September 30, 2018, respectively, compared to the same periods last year. The expenses for the three and nine months ended September 30, 2018 had a reduction compared to the same period in 2017, primarily due to a reduction in advertising expenses and professional fees, primarily related to AirBar. Non-cash stock-option expense was $0 and $6,000 for the three and nine months ended September 30, 2018, compared to $11,000 and $39,000 for the same periods in 2017.

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

General and Administrative

General and administrative (“G&A”) expenses decreased by 17% and 5% in the three and nine months ended September 30, 2018, respectively, compared to the same periods last year. Non-cash stock-option expense was $0 and $23,000 for the three and nine months ended September 30, 2018, compared to $6,000 and $17,000 for the same periods in 2017.

Income Taxes

Our effective tax rate was 0% for the three and nine months ended September 30, 2018, respectively, and 2% for the three and nine months ended September 30, 2017. We recorded valuation allowances for the nine month periods ended September 30, 2018 and 2017 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $0.8 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, compared to a net loss of $1.1 million and $3.0 million in the comparable periods in 2017.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments pursuant to which Texas Instruments will integrate Neonode’s intellectual property into an ASIC. The NN1002 ASIC only can be sold by Texas Instruments exclusively to licensees of Neonode. Under the terms of the NN1002 Agreement, we will reimburse Texas Instruments up to $500,000 of non-recurring engineering costs based on shipments of the NN1002. Under the terms of the NN1002 Agreement we will reimburse Texas Instruments a non-recurring engineering fee of $0.25 per unit for each of the first two million units sold. The NN1002 began shipping to customers in 2015. As of September 30, 2018, we had made no payments under the NN1002 Agreement.

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

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of September 30, 2018, we had made no additional payments under the NN1003 Agreement.

Operating Leases

We lease office space located at 2880 Zanker Road, San Jose, CA 95134 USA. The annual payment for this space equates to approximately $15,000. This lease was effective on August 22, 2016 and can be terminated with one month’s notice.

Our subsidiary Neonode Technologies AB leases 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The annual payment for this space is approximately $423,000 per year including property tax (excluding VAT). This lease is valid through November 30, 2019. The lease can be extended on a yearly basis.

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

For the three and nine months ended September 30, 2018, we recorded approximately $165,000 and $523,000, respectively, for rent expense, compared to $177,000 and $506,000 for the same periods in 2017.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2018 is as follows (in thousands):

Years ending December 31,	Total
2018	$158
2019	484
2020	93
$735

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

In 2018, we have entered into one lease for component production equipment. Under the terms the lease agreement we are obligated to purchase the equipment at the end of the original 4 year lease terms for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in August 2018 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of September 30, 2018 (in thousands):

Year ending December 31,	Total
2018	$151
2019	602
2020	609
2021	502
2022	39
Total minimum payments required:	1,903
Less amount representing interest:	(59)
Present value of net minimum lease payments:	1,844
Less current portion	(569)
$1,275
Equipment under capital lease	$3,524
Less: accumulated depreciation	(1,219)
Net book value	$2,305

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

As of September 30, 2018, we had cash of $2.7 million compared to $5.8 million as of December 31, 2017.

Working capital (current assets less current liabilities) was $4.6 million as of September 30, 2018, compared to $6.2 million as of December 31, 2017.

Net cash used in operating activities for the nine months ended September 30, 2018 was $2.3 million and was primarily the result of (1) a net loss of $3.0 million and (2) approximately $ 0.1 million in net cash used in changes in operating assets and liabilities and (3) $0.8 million in non-cash operating expenses, comprised primarily of depreciation and amortization.

Accounts receivable and unbilled revenues decreased by approximately $0.9 million as of September 30, 2018 compared with December 31, 2017. This is due to the timing of the payments received from customers.

Inventory increased by approximately $0.2 million during the nine months ended September 30, 2018 compared with December 31, 2017. This is primarily due to distributor returns of unsold AirBars.

Deferred revenues decreased by approximately $0.8 million during the nine months ended September 30, 2018 compared with December 31, 2017, primarily due to recognition of revenue from customers that have prepaid license fees.

Net cash used in operating activities for the nine months ended September 30, 2017 was $4.7 million and was primarily the result of (1) a net loss of approximately $3.5 million and (2) approximately $1.9 million in net cash used in changes in operating assets and liabilities and (3) approximately $0.7 million in non-cash operating expenses, comprised of depreciation and amortization.

Accounts receivable decreased approximately $0.9 million as of September 30, 2017 compared with December 31, 2016. This is due to the timing of the payments received from customers.

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

In the nine months ended September 30, 2018 and 2017, we purchased approximately $184,000 and $643,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $413,000 during the nine months ended September 30, 2018 was the result of principal payments on a capital leases.

Net cash provided by financing activities of $8.8 million during the nine months ended September 30, 2017 was the result of net cash proceeds of approximately $9.1 million from issuance of shares of our common stock and warrants, offset by $0.3 million in principal payments on capital leases.

We incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.8 million and $2.5 million and $1.1 million and $3.0 million for the three and nine months ended September 30, 2018 and 2017, respectively, and had an accumulated deficit of approximately $184.6 million and $183.7 million as of September 30, 2018 and December 31, 2017, respectively. In addition, operating activities used cash of approximately $2.3 million and $4.7 million for the nine months ended September 30, 2018 and 2017.

As previously disclosed, at the Annual Meeting of Stockholders on June 7, 2018, Neonode stockholders approved an amendment to the Restated Certification of Incorporation to effect a reverse stock split of the Company’s common stock, in the range of 1-for-5 to 1-for-15 at the discretion of the Board of Directors. The Board approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of Common Stock, and on September 27, 2018, the Company filed the Certificate of First Amendment to its restated Certificate of Incorporate with the State of Delaware to effect the reverse stock split, effective October 1, 2018. See Note 8 – Subsequent Events for more information.

As previously disclosed, the NASDAQ Stock Market notified us in a deficiency notice dated December 27, 2017 that we failed to meet the minimum closing bid price requirement of $1.00 for the previous thirty consecutive trading days; we were initially granted 180 days to regain compliance. Because we met all other listing requirements with the exception of the minimum closing bid price requirement, we received second 180-day compliance period to regain compliance on June 27, 2018. On October 15, 2018, we received a letter from The NASDAQ Stock Market stating that we had regained compliance with The NASDAQ Capital Markets minimum bid price requirements for continued listing, because the closing bid price on our stock had exceeded the $1.00 minimum requirement for at least ten consecutive trading days prior to the date of the letter.

In August 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 975,000 shares of common stock at $10.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 325,000 shares of common stock at an exercise price of $20.00 per share. The 2017 Warrants became exercisable on August 9, 2018, and will expire on August 9, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in cash proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

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

The new lease standard (ASC 842) takes effect on January 1, 2019, and we plan to adopt it on that date. We have drafted a plan to implement the new lease standard, and that implementation plan is under final review by executive management. We expect that the transition may result in the inclusion of a few operating leases on our condensed consolidated balance sheets, as well as more robust disclosures. See Note 2 – Summary of Significant Accounting Policies for more information.

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 5.	Other Information

On November 6, 2018, our Board of Directors adopted resolutions to restate our Certificate of Incorporation. The Restated Certificate of Incorporation of Neonode Inc., which became effective November 7, 2018, only integrates and does not further amend the previous Restated Certificate of Incorporation of Neonode Inc., dated April 27, 2018, as amended September 27, 2018. The full text of the Restated Certificate of Incorporation of Neonode, Inc., dated November 7, 2018, is filed as Exhibit 3.1.4 to this report and is incorporated by reference herein.

On and effective November 6, 2018, our Board of Directors adopted new Bylaws of Neonode Inc. Compared to our previous bylaws, the material changes in the new Bylaws of Neonode Inc. include provisions to:

●	authorize the Board to hold a meeting of stockholders by means of remote communication;
●	clarify that special meetings of stockholders may be called only as provided in our Certificate of Incorporation, as amended or restated;
●	govern the appointment of inspector(s) of election;
●	specify that a reduction in the authorized number of directors shall not have the effect of removing any director before that director’s term of office expires;
●	clarify that the classes of directors and the ability to remove a director are only as provided in our Certificate of Incorporation, as amended or restated;
●	eliminate the requirement to hold an annual meeting of directors, enable a majority of the Board to call a special meeting of the directors, and update certain mechanics of meetings of directors;
●	designate the officer positions of chief executive officer and treasurer, in addition to president, secretary and chief financial officer (and eliminate the officer positions of assistant secretary and assistant financial officer) and clarify their roles;
●	delete a provision regarding loans that predated the Sarbanes-Oxley Act of 2002; and
●	add a new Section 46, Forum for Adjudication of Disputes, which provides that, unless Neonode Inc. consents in writing to the selection of an alternative forum, Delaware state and federal courts will be the exclusive forum for certain specified corporate law-based suits involving Neonode Inc.

The foregoing summary of our Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws of Neonode, Inc., which is filed as Exhibit 3.2 to this report and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit #	Description
3.1.1	Restated Certificate of Incorporation of Neonode Inc., dated April 25, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q filed on May 8, 2018 (file no. 1-35526))
3.1.2	Certificate of First Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed on October 1, 2018 (file no. 1-35526))
3.1.3	Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K, filed on October 1, 2018 (file no. 1-35526))
3.1.4	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018*
3.2	Bylaws of Neonode Inc.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: November 8, 2018	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)