Form 10-K
period 2018-12-31
Neonode Inc.
filed 2019-03-07
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $20,230,934.

The number of shares of the registrant’s common stock outstanding as of March 1, 2019 was 8,800,313.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

NEONODE INC.

2018 ANNUAL REPORT ON FORM 10-K

 i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our limited experience manufacturing hardware devices, the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our customer concentration and dependence on a limited number of customers, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our ability to maintain the Nasdaq listing of our common stock, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ’‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

 ii

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

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Our licensing customers have sold approximately 67 million devices that use our technology.

In addition to our licensing business, we design and manufacture sensor modules that incorporate our zForce AIR technology. We sell our embedded sensors components to OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers for use in their products. We began shipping sensor modules in October 2017. We also sell our Neonode branded AirBar product that incorporates one of our sensor modules through distributors and directly to consumers.

Our Organization

Neonode Inc. was incorporated in the State of Delaware on September 4, 1997. Our principal executive office is located in Stockholm, Sweden. Our office in the United States is located in San Jose, California.

In 2008, we established a wholly owned subsidiary Neonode Technologies AB (Sweden) to develop and license touchscreen technology. In 2013, we established a wholly owned subsidiaries: Neonode Japan Inc., (Japan); Neno User Interface Solutions AB (Sweden) (sold in December 2018); NEON Technology Inc. (U.S.) (dissolved November 19, 2018); and Neonode Americas Inc. (U.S.) (dissolved November 19, 2018). In 2014, we established an additional wholly owned subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we established an additional wholly owned subsidiary: Neonode Taiwan Ltd (Taiwan). In 2015, we established a 51% majority owned consolidated subsidiary: Pronode Technologies AB (Sweden). In 2016, we entered into a joint venture, Neoeye AB (Sweden).

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

Our operations include a business unit to design, manufacture and sell embedded sensors to our business-to-business customers who integrate them into their products. We previously only offered licensed touch technology designs. An important piece of our strategy has been the development of an automated manufacturing and production system. Our ability to manufacture fully integrated sensor modules and provide support with hardware and software integration reduces our customers’ time to market while providing us a path to further growth.

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

Business Model

We derive revenues through technology licensing, selling embedded sensor modules and engineering consulting services. We mainly operate in the business-to-business (“B2B”) markets.

Licensing

As of December 31, 2018, we have entered into forty-one technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive, printer, specialized tablet and e-reader markets. Seventeen of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate current and new customers will initiate product shipments throughout 2019 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

We also offer engineering consulting services to our licensing customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

Our plan is to continue with the licensing business along with selling embedded sensor modules. For some customers, the licensing business model is preferable to transitioning to purchase agreements using our sensor modules.

Sensor modules

In 2015, we developed our zForce AIR. This optical sensing technology that enables touch interaction, gesture control and object detection led to the development of a series of sensor modules that provide our customers with various solutions in a sensor hardware component.

We utilize a robotic manufacturing process designed specifically for zForce AIR components. Industry specific sensor modules with a common technology platform provides hardware touch, gesture and object sensing solutions that, paired with our technology licensing platform, gives us a full range of options to enter and compete in key markets.

Our offerings include a consumer product, AirBar. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers. AirBar is powered by our sensor modules. In 2016 and 2017, we began shipping 15.6 inch, 13.3 inch and 14 inch AirBar to distributors and customers in the United States and Europe. We have no current plans to develop new Neonode branded products for the consumer markets.

In October 2017, we began selling embedded sensor modules to business customers in the industrial and consumer electronics markets. Over time, we expect a significant portion of our revenues will be derived from sensor modules.

Markets

Automotive

Sensors are a key enabler to developing automobiles that become more interactive in every generation. Our sensor offering address challenges when automobiles interact with the driver, passengers, its environment and other vehicles. The need for new sensors is growing rapidly as new concepts develop into automobiles ready for mass production.

The automotive market is comprised of OEM and a series of Tier 1 suppliers who design and manufacture systems and components for the OEMs. We have license agreements with many of the major Tier 1 suppliers who deliver center console infotainment systems to the automotive OEMs. We are also in active design and product development co-operations for our sensor modules with the leading Tier 1 suppliers of automotive entry in addition to our interactive self and assisted driving steering wheel.

In 2016, fourteen automotive OEMs had a total of thirty-six automobile models using our touch technology in their infotainment systems. The majority of these automobiles are sold in China and include SUVs (Baojun 560 and Haval H6) and two top-selling sedans (Chevrolet Cruze and Buick Excelle). In the fourth quarter of 2014, Volvo launched their XC90 incorporating a 9.7 inch display using our touch technology. Our touch technology was also deployed in Volvo models launched in 2016, 2017 and 2018, the S90, V90, V90 Cross Country, XC60 and XC40. The Volvo XC90 and S90 infotainment systems have received awards citing properties such as responsiveness and gloved operation. During 2018, our customers shipped approximately 1.1 million products compared to approximately 1.1 million in 2017.

We are currently actively engaged with automotive OEM and Tier 1 suppliers to the automotive market in the development of the following:

●	Our zForce AIR sensor modules are being developed for use in entry systems such as tailgates, trunks and other exterior parts of the automobile to enable handsfree entry and automation of door functions. The Air sensors also support a wide array of touch and gesture input in the cars passenger compartment.

●	Our zForce DRIVE sensor technology enables high fidelity detection of hands and fingers positions on the steering wheel. This helps create a safer and more natural interaction with the automobile’s systems and the driver’s smart phone to decrease driver distraction. In 2015, we entered into an agreement with Autoliv Development AB, a leading supplier of safety products for the automotive industry, to explore and industrialize our zForce technology for the steering wheel. Self and assisted driving cars with zForce DRIVE sensors have been publicly displayed at CES 2016, 2017 and 2018. The technology was shown in the latest version of Veoneers LIV car at CES.

Consumer Electronics

Printers and Office Equipment

Multi-function printers typically require feature-rich menus and settings to deliver an optimal user experience and printer OEMs are increasingly replacing mechanical buttons and old style resistive touch displays with higher performance touch interactive displays. We have license agreements with five of the leading global printers and office equipment OEMs. World’s largest printer manufacturer started shipping the first consumer printer with our touch technology integrated in early 2014 and today many of their printer models with interactive displays are using our technology. Other major customers started shipping printers with our technology in late 2016 and in the first quarter 2017. During 2018 our customers shipped approximately 8 million printers and cumulatively they shipped approximately 32 million printers using our touch technology since mid-2014.

E-Readers and Tablets

Our touch technology is widely used in e-readers. Since 2011, over 31 million e-readers and tablets have been shipped containing our touch technology. During 2018, our customers shipped more than 2.0 million e-readers and tablets.

Product Backlog

Our sensor module product backlog at March 1, 2019 was approximately $22,000. The product backlog includes orders confirmed for products planned to be shipped within 60 days to one customer. Our AirBar backlog at March 1, 2019 was approximately $131,000. The product backlog includes orders confirmed for products planned to be shipped within 60 days to three customers. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be canceled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Distribution, Sales and Marketing

Licensing

In our licensing business, we consider OEMs, ODMs and Tier 1 suppliers to be our primary customers. OEMs, ODMs and Tier 1 suppliers determine the design requirements and make the overall decision regarding the use of our user interface and touch technology in their products. The use and pricing of our user interface and touch technology are governed by a technology licensing agreement, which typically have an initial term of three years with automatic one-year renewal periods.

Our licensing agreements historically resulted from sales efforts by our senior management, design engineers, and sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process.

Sensor modules

In our sensor module business, we consider OEMs, ODMs and Tier 1 suppliers to be our primary customers. Our customers purchase sensor modules that come in different sizes with different interfaces and we offer engineering consulting to customize hardware and/or firmware to meet specific requirements. We produce the sensor modules in Sweden by our majority-owned subsidiary Pronode, in an automated manufacturing process. The sales of our sensors are governed by a product purchase agreement. In addition, our customers may request engineering services which will generate NRE fee revenues.

Our sales force and marketing operations are managed out of our office in Stockholm, Sweden. Our current sales force is comprised of sales offices located in the United States, Sweden, South Korea, Japan and Taiwan.

Our sales are normally negotiated and executed in U.S. Dollars.

Customers

As of December 31, 2018, we have entered into forty-one technology license agreements compared to forty-one license agreements as of December 31, 2017. One license agreement was terminated during 2017. Seventeen of our licensing customers are currently shipping products that embed our touch and gesture technology. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, automotive consoles and GPS devices.

In October 2017, we began selling our new embedded sensor modules to new customers while starting the process to convert our existing license customer to sensor modules.

Our customers are primarily located in the United States, Europe and Asia.

As of December 31, 2018, four customers represented approximately 67% of our consolidated accounts receivable.

As of December 31, 2017, two customers represented approximately 69% of our consolidated accounts receivable.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2018 are as follows.

●	Hewlett-Packard Company – 35%

●	Epson – 14%

●	Canon – 12%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2017 are as follows.

●	Hewlett-Packard Company – 28%

●	Canon – 17%

●	Bosch – 10%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2018	2017
Automotive	19%	21%
Consumer Electronics	74%	64%
Sensor modules	3%	8%
NRE	4%	7%
Total	100%	100%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2018	2017
U.S.	50%	41%
Sweden	-%	5%
Japan	34%	27%
China	3%	7%
Germany	9%	12%
Taiwan	2%	3%
South Korea	1%	2%
Canada	-%	1%
Singapore	-%	1%
Other	1%	1%
Total	100%	100%

The following table presents our total assets by geographic region for the years ended December 31 (in thousands):

	2018	2017
U.S.	$2,828	$3,694
Sweden	10,308	9,312
Asia	106	121
Total	$13,242	$13,127

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

Neonode is one of few companies that offer optical sensing technology in high volume. Our major competition are companies offering projected capacitive (“PCAP”) technologies. PCAP is a prevalent standard in mobiles and tablets offering finger-based touch and industrial design flexibility. PCAP has many suppliers competing to offer the same solution with price being a major differentiation point. OEMs regularly change PCAP suppliers in order to maintain the best pricing.

Our competitors, and the interface technology we believe they offer, include the following:

Company	Technology
Synaptics	Capacitive; In-cell
Cypress	Capacitive; In-cell
Touch International	Resistive; Capacitive
Continental	Capacitive / hands-free entry systems
Brose	Capacitive / hands-free entry systems

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

The NN1003 is the third-generation controller ASIC and was developed by ST Microelectronics. The NN1003 is designed for high speed sensing applications. The NN1003 began shipping in 2016 and is powering our sensor modules.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2018 is set forth in the following table:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States	67	13
Europe	12	5
Japan	16	1
China	10	1
South Korea	12	1
Canada	11	0
Australia	16	0
Singapore	16	0
Patent Convention Treaty	Not Applicable	2
Total:	160	23

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

In 2018 we filed ten new patent applications, while abandoning certain pending patent applications that were no longer in our product plans.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. These markets include: Neonode (21 registrations), the Neonode logo (14 registrations), zForce (9 registrations), zForce AIR (1 registration), AlwaysON (5 registrations), Multisensing (5 registrations), Touch In Everything (1 registration), AirBar (43 registrations) and the AirBar logo (1 registration) as well as pending trademark applications for the marks zForce DRIVE, and zForce PLUS.

Research and Development

In fiscal years 2018 and 2017, we spent $5.3 million and $6.1 million, respectively, on research and development activities. Our research and development is predominantly in-house, but may also be performed in collaboration with external partners and specialists.

Employees

On December 31, 2018, we had forty-five employees and seven full-time consultants. There were a total of ten employees in our general and administrative group, six in our sales and marketing group, twenty-four in our engineering group, and five in our production group. We have employees or consultants located in the United States, Sweden, Japan, South Korea and Taiwan. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

Additional Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we file or furnish reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). The reports and other information filed by us with the SEC are available free of charge on the SEC’s website at www.sec.gov.

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

Our business model has focused on licensing touch technology. In recent years, we began to manufacture and sell sensor touch components. There is no assurance that our hardware manufacturing and sales will result in market acceptance or meaningful revenues. The success of our sensor modules will depend on customer response and our management execution. The success of our sensor modules is subject to numerous risks, including:

●	the quality and reliability of product components that we source from third-party suppliers;

●	our ability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

●	our ability to increase production capacity or volumes to meet demand;

●	our ability to identify and qualify alternative suppliers for components in a timely manner; and

●	our ability to establish and maintain effective sales channels.

In addition, if demand for our products increases, we will have to invest additional resources to purchase components, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

We are dependent on a limited number of customers.

Our license revenues for the year ended December 31, 2018 were earned from seventeen OEM, ODM and Tier 1 customers. We earned NRE from four customers for the year ended December 31, 2018. During the year ended December 31, 2018, three customers represented approximately 61% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. In addition, our customer composition may change as we transition to selling sensor modules in parallel to our licensing business. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We are dependent on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We historically generated revenue through technology licensing agreements with companies that must design, manufacture and sell their products incorporating our touch technology. The majority of our license fees earned in 2018 and 2017 were from customer shipments of printer products. Although we have broadened our business model to selling sensors in addition to licensing our technology, we expect to continue to receive licensing revenue from current and new customers who have products in their development cycle. If our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

The length of a customer’s product development and release cycle depends on many factors outside of our control and could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. Our customers often undertake significant evaluation and design in the qualification of our products, which contributes to a lengthy product release cycle. The typical product development and release cycle is eighteen to sixty months. The development and release cycle may be longer in some cases, particularly for automotive vehicle products. There is no assurance that a customer will adopt our technology after the evaluation or design phase. The lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

We and our license customers rely upon component suppliers to sell products containing our technology.

Under our licensing model, OEMs, ODMs and Tier 1 suppliers manufacture or contract to manufacture controller chips containing our touch technology. As an alternative to sourcing controller chips on their own, our customers may opt to use customized optical controller chips designed specifically for our technology. As part of their product development process, our customers must qualify the chip components used in our products. Under our sensor model, we use controller chips supplied by ST Microelectronics or Texas Instruments in our module products. If the controller chips provided by Texas Instruments, ST Microelectronics or another supplier experience quality control problems, our technology may be disqualified by one or more of our customers and our supply chain may be disrupted. The dependence on third parties to supply controller chips with our touch technology exposes us to a number of risks including their inability to obtain an adequate supply of components, the failure to meet our customer requirements, or their failure to remain in business or adjust to market conditions. If we and our customers are unable to obtain controller chips with our touch technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

It can be difficult for us to verify royalty amounts owed to us under licensing agreements, and this may cause us to lose potential revenue.

Our license agreements typically require our licensees to document the sale of licensed products and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming, incomplete and subject to dispute. From time to time, we audit certain of our licensees to verify independently the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that these audits will be effective.

If we fail to develop and introduce new touch technology successfully, and in a cost-effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

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

As a result of the unpredictability in our customer product development and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately. We base our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

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

We must enhance our sales and technology development organizations.

We continually monitor and enhance the effectiveness and breadth of our sales efforts in order to increase market awareness and sales of our technology, especially as we expand into new market areas. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. Likewise, our efforts to improve and refine our technology require skilled engineers and programmers. Competition for professionals capable of expanding our research and development efforts is intense due to the limited number of people available with the necessary technical skills. If we are unable to identify, hire, or retain qualified sales, marketing, and technical personnel, our ability to achieve future revenue may be adversely affected.

We may make acquisitions and strategic investments that are dilutive to existing shareholders, resulting in unanticipated accounting charges or otherwise adversely affect our results of operations.

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing touch technology offerings, expand our market coverage, increase our workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our shareholders’ percentage ownership, or we may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities. Further, acquisitions and strategic investments may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill. Any of these could negatively impact our results of operations.

We are dependent on the services of our key personnel.

Our senior management team consists of two executive officers. In April 2018, Håkan Persson became our new Chief Executive Officer. In February 2019, Lars Lindqvist notified our Board of Directors of his intention to resign from his position as Chief Financial Officer. To assist in the transition, Mr. Lindqvist intends to continue serving as Chief Financial Officer until mid-2019 and a search to identify a qualified candidate to fill his position permanently has been initiated. Changes in our management and the unplanned loss of the services of any member of management could have a materially adverse effect on our operations and future prospects.

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

We may not be successful in our strategic efforts around patent monetization.

Our success depends in part on our ability to effectively utilize our intellectual property. From time to time, we explore opportunities to monetize our patents. If in the future we enter into alternative patent monetization strategies, including the sale of patents, our financial condition, revenue and results of operations could be impacted. No assurance can be given that we will enter into agreements related to our patent portfolio or that we will be successful in any strategic efforts around patent monetization.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won and Taiwan Dollars. For the year ended December 31, 2018, our revenues from North America, Asia, and Europe were 50%, 40%, and 10% respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

In the normal course of business, we rely on information technology networks and systems to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business.

Third parties that maintain our confidential and proprietary information could experience a cybersecurity incident.

We rely on third parties to provide or maintain some of our information technology and related services. We do not exercise direct control over these systems. Despite the implementation of security measures at third party locations, these services are also vulnerable to security breaches or other disruptions. Despite assurances from third parties to protect this information and, where we believe appropriate, our monitoring of the protections employed by these third parties, there is a risk the confidentiality of data held by us or by third parties may be compromised and expose us to liability for such breach.

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

On December 27, 2017, we received a notice from The Nasdaq Stock Market (the “Nasdaq”) indicating that, for 30 consecutive days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq. To regain compliance, we effected a 1-for-10 reverse stock split on October 1, 2018. There can be no assurance, however, that we will be able to maintain our listing on the Nasdaq.

Any delisting of our common stock from the Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares.

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

On December 28, 2018, in a private placement transaction, we sold 2,940,767 shares of our common stock to existing investors including two current members of our Board of Directors and eight current employees.

In August 2017, we sold 975,000 shares to new investors, including two current members of our Board of Directors. We also issued warrants to purchase up to 325,000 shares of common stock at an exercise price of $20.00 per share. The 2017 Warrants became exercisable on August 8, 2018, and will expire on August 8, 2020. None of the warrants have been exercised to date.

Sales of a substantial number of shares of our common stock in the public market by insiders or large stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our ability to issue shares of common stock is limited currently due to the lack of sufficient shares of authorized stock.

We have issued or reserved substantially all our available shares of authorized common stock. Unless and until a sufficient number of options or warrants expire or the number of shares of our authorized common stock increases, our ability to obtain liquidity through equity sales may be limited. Although we anticipate proposing an increase in our authorized common stock at our 2019 Annual Meeting of Stockholders, there can be no assurance that our stockholders will approve such an increase. An inability in the future to issue additional shares of common stock may adversely affect our capacity to raise additional capital, pursue strategic investments, and incentive employees.

Future sales of our common stock by us could adversely affect its price, and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

Our long-term success is dependent on us obtaining sufficient capital to fund our operations and to develop our touch technology and bringing our technology to the worldwide market to obtain sufficient sales volume to be profitable. We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

A limited number of stockholders, including directors, hold a significant number of shares of our outstanding common stock.

Our two largest stockholders, including the Chairman of our Board of Directors, hold approximately one-third of the shares of our outstanding voting stock. A significant number of additional shares of our common stock are beneficially owned by current and previous members of our management and our Board of Directors. This concentration of ownership could impact the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and our bylaws, and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in our management or our voting control.

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

On August 22, 2016, we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The lease is renewed monthly.

On October 1, 2016 we entered into a lease of office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo, Japan. The lease is valid through September 30, 2020 and can be terminated with two months’ written notice before the termination date.

On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease is extended on a yearly basis unless written notice three months prior to expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease is valid through December 9, 2020 and can be terminated with nine months’ written notice before the termination date.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The lease may be cancelled with 2 months’ notice.

On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The lease is renewed monthly.

For the years ended December 31, 2018 and 2017, we recorded approximately $687,000 and $681,000, respectively, for rent expense.

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

Holders

As of March 1, 2019, there were approximately 3,660 stockholders of record of our common stock as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique “street name” stockholders represented by these record holders.

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

Not Applicable

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

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 67 million devices that use our technology. In October 2017, we augmented our licensing business and started to manufacture and ship sensor modules that incorporate our technology. We sell these embedded sensors to OEMs, ODM’s and Tier 1 suppliers for use in their products.

As of December 31, 2018, we had entered into forty-one technology license agreements with global OEMs and Tier 1 suppliers. This compares with forty-one technology license agreements as of December 31, 2017. During the year ended December 31, 2018, we had seventeen customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2018 and 2017 were from customer shipments of printers. As of December 31, 2018, our license customers in the automotive and printer markets have not released all the products that are currently in development and that are planned to go into production and market release over the next 12 to 24 months.

We now offer our technology to our current and new customers under either a license agreement or a supply agreement, where we sell them a manufactured embedded sensor module that has been customized for use in their products. As of December 31, 2018, we entered into six supply agreements to purchase our embedded sensor modules with global OEMs, ODMs and Tier 1 suppliers. In addition to direct shipments to our customers, we distribute our embedded sensor modules through DigiKey. As of December 31, 2018, DigiKey sold and shipped 474 sensor module development kits. We anticipate our revenue will be generated by a combination of royalties from our existing and new license customers plus sales of our sensor modules.

We intend to continue expanding our sensor module product offerings in 2019, including new sensors for delivery to the automotive and other key markets in 2019. We expect that over time the sales of sensors components may constitute the majority of our revenue.

In the fourth quarter of 2016, we started selling AirBar, a Neonode branded consumer product incorporating one of our sensor modules, through distributors and directly to consumers. We have no current plans to develop new Neonode branded products for the consumer markets.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB. The non-controlling interests are reported below net loss including non-controlling interests under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of operations, below comprehensive loss under the heading “Comprehensive income loss attributable to non-controlling interests” in the consolidated statements of comprehensive loss and shown as a separate component of stockholders’ equity in the consolidated balance sheets. See “Non-controlling Interests” for further discussion. All inter-company accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets at December 31, 2018 and 2017 and the consolidated statements of operations, comprehensive loss and cash flows for the years ending 2018 and 2017 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB (Sweden).

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

Significant estimates include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; net realizable value of inventory; recoverability of capitalized project costs and long-lived assets; the valuation allowance related to our deferred tax assets; and the fair value of options issued for stock-based compensation.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2018.

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

We believe that recognizing non-recurring engineering services revenues as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the years ended December 31, 2018 and 2017, no losses related to SOW projects were recorded.

Sensor Modules Revenues:

We earn revenue from sales of sensor modules hardware products to our OEM, ODM and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our sensor modules sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of December 31, 2018 and 2017. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method (“FIFO”) valuation method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. During the fourth quarter of 2017, after a comprehensive evaluation of our AirBar business we recorded a $1.1 million write-down, included in our cost of goods sold, to reduce our AirBar specific component and finished goods inventory to estimated net realizable value and to revalue the purchase price from the initial order of one component by $0.12 each. The component was originally valued at an average price basis but due to slow selling inventory, we revalued at a higher specific price. The total price adjustment related to this component included in cost of sales was approximately $0.1 million. In addition, we recorded a $0.1 million write-down related to this component repricing which is included in our Research and Development expense. We also recorded a $0.5 million write-off related to production development units, included in inventory, which is included in our Research and Development expense. As of December 31, 2018, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Investment in Joint Venture

We invested $3,000, a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. We are not required to guarantee any obligations of the JV. There have been no operations of Neoeye through December 31, 2018.

We review our investment in Neoeye to determine whether events or changes in circumstances indicate that the carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near-term prospects of Neoeye. If a decline in value is deemed to be other than temporary, we would recognize an impairment loss.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $0 and $1,000 as of December 31, 2018 and 2017, respectively.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flows from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2018, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

Non-controlling Interests

We recognize any non-controlling interest, also known as a minority interest, as a separate line item in equity in the consolidated financial statements. A non-controlling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to us. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a non-controlling interest; however, there are other factors, such as decision-making rights, that are considered as well. We include the amount of net income (loss) attributable to non-controlling interests in consolidated net income (loss) on the face of the consolidated statements of operations.

We provide either in the consolidated statement of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the non-controlling interest that separately discloses:

(1)	Net income or loss

(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners.

(3)	Each component of other comprehensive income or loss

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(58,000) and $(84,000) during the years ended December 31, 2018 and 2017, respectively. Foreign currency translation gains or (losses) were $(357,000) and $72,000 during the years ended December 31, 2018 and 2017, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2018 and 2017. We effected a 1-for-10 reverse stock split on October 1, 2018. All shares of common stock and potential common stock equivalents in the calculations used to determine weighted average number of shares of common stock outstanding have been adjusted to reflect the effects of the reverse stock split for all periods presented. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2018 and 2017 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets as accumulated other comprehensive loss.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the consolidated statements of operations were as follows:

	Years ended December 31,
	2018	2017
Swedish Krona	8.70	8.54
Japanese Yen	110.43	112.15
South Korean Won	1,100.50	1,128.65
Taiwan Dollar	30.15	30.41

Exchange rates for the consolidated balance sheets were as follows:

	Years ended December 31,
	2018	2017
Swedish Krona	8.87	8.21
Japanese Yen	109.69	112.65
South Korean Won	1,113.63	1,066.31
Taiwan Dollar	30.61	29.66

Deferred Revenues

We defer license fees until we have met all accounting requirements for revenue recognition when the license is made available to the customer and the customer has a right to use that license. Engineering development fee revenues are deferred until engineering services have been completed and accepted by our customers. We defer the timing of revenue recognition related to AirBar modules depending upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale (online sales and other direct sales to customers) when we provide the promised product to the customer.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and sensor module returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of December 31, 2018 and 2017.

The following table presents our deferred revenues by source (in thousands)

	Years ended December 31,
	2018	2017
Deferred license fees	$-	$1,089
Deferred AirBar revenues	59	137
Deferred sensor modules revenues	16	22
	$75	$1,248

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenues from Contracts with Customers (Topic 606)” (“ASU 2014-09”) to address the new revenue recognition accounting standard, ASC 606 – Revenues from Contracts with Customers. The new standard was effective January 1, 2018 for public entities. Under the new standard, revenue is recognized upon transfer of control of goods or services to customers, and the amount of revenue recognized should reflect the consideration expected to be received for the transfer of those goods or services to customers. Disclosures are required to describe the nature, amount, timing, and uncertainty of revenue and cash flows that may arise from contracts with customers. Beginning with the first quarter of 2018, our financial results reflect adoption of the standard. See the Revenue Recognition section in Note 2 of the consolidated financial statements for further discussion.

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

The effective date of the new lease standard (ASC 842) is January 1, 2019, and we adopted the new standard on that date. Our lease standard implementation plan has been reviewed and approved by executive management. We are using the modified retrospective approach, which allows us to make any necessary transition adjustments at January 1, 2019. We elected the optional transition method, which allows us to continue to use disclosures required by the prior standard during 2019, the year of adoption. There are also several practical expedients available to make the transition more efficient and cost-effective for companies. We elected the package of three practical expedients available to us; doing so will allow us to not reassess existing leases.

We currently have a limited number of leased capital assets, all of which will be classified as finance leases under the new lease standard. We maintain a lease inventory for those assets; they are currently reported on our consolidated balance sheets and will continue to be reported on our consolidated balance sheets under the new standard. We also have a small number of leases which are currently classified as operating leases; we analyzed those leases, and will include two material operating leases on our consolidated balance sheets beginning January 1, 2019. We do not anticipate any equity adjustment related to our implementation of the new standard, and we will continue to provide disclosures related to leases. Because of the small number of assets we lease, we do not need to make systems changes to comply with the new standard. We plan to continue to track leased assets outside of our accounting systems. We do not expect material changes in financial ratios, leasing practices, or tax reporting.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 and ASU 2018-19 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-13 and ASU 2018-19 will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We adopted ASU 2016-16 in the first quarter ended March 31, 2018. The impact of adoption of this standard is immaterial to the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements (Topic 740, among others)”, (“ASU 2018-09”), and in March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”, (“ASU 2018-05”). The updates were issued to address the income tax accounting and SEC reporting implications of the Tax Act. The new legislation contained several key tax provisions that affected us, including the one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, among other changes.

We were required to recognize the effect of the tax law changes in the period of enactment. Because we have negative accumulated foreign earnings, we are not subject to the one-time repatriation tax. We have re-measured our U.S. deferred tax assets and liabilities, which resulted in a reduction of our net deferred tax assets with a corresponding adjustment to our valuation allowance. As a result, no tax expense was recorded related to the enactment of the Tax Act. We consider the accounting of deferred tax re-measurement and one-time transition tax calculation to be complete.

Results of Operations

We develop user interface and optical interactive touch and gesture solutions. Since 2010, under our licensing agreements, OEMs and Tier 1 suppliers have sold approximately 67 million devices that use our technology. In December 2017, we augmented our licensing business and started to manufacture and sell sensor modules that incorporate our technology.

A summary of our financial results for the years ended December 31, is as follows (in thousands, except percentages):

	2018	2017	Variance in Dollars	Variance in Percent
Revenue:
License Fees	$7,954	$8,684	$(730)	(8.4)%
Percentage of revenue	93.2%	84.8%
Sensor Modules	227	814	(587)	(72.1)%
Percentage of revenue	2.7%	7.9%
NRE	357	743	(386)	(52.0)%
Percentage of revenue	4.2%	7.3%
Total Revenue	$8,538	$10,241	$(1,703)	(16.6)%

Cost of Sales:
Sensor Modules	$638	$1,758	$(1,120)	(63.7)%
Percentage of revenue	7.5%	17.2%
NRE	283	585	(302)	(51.6)%
Percentage of revenue	3.3%	5.7%
Total Cost of Sales	$921	$2,343	$(1,422)	(60.7)%

Total Gross Margin	$7,617	$7,898	$(281)	(3.6)%

Operating Expense:
Research and Development	$5,278	$6,078	$(800)	(13.2)%
Percentage of revenue	61.8%	59.3%
Sales and Marketing	1,995	2,772	(777)	(28.0)%
Percentage of revenue	23.4%	27.1%
General and Administrative	4,221	4,524	(303)	(6.7)%
Percentage of revenue	49.4%	44.2%
Total Operating Expenses	$11,494	$13,374	$(1,880)	(14.1)%
Percentage of revenue	134.6%	130.6%

Operating Loss	$(3,877)	$(5,476)	$1,599	(29.2)%
Percentage of revenue	45.4%	53.5%
Other Expenses	(52)	(75)	23	(30.7)%
Percentage of revenue	0.6%	0.7%
Net Loss attributable to Neonode Inc.	$(3,060)	$(4,705)	$1,645	(34.9)%
Percentage of revenue	35.8%	45.9%
Net Loss attributable to Neonode Inc. Per Share	$(0.52)	$(0.89)	$0.37	(41.6)%

Revenues

All of our sales for the years ended December 31, 2018 and 2017 were to customers located in the United States, Europe and Asia.

The following table presents revenues by market and NRE for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018
	Amount	Percentage
Revenues from Automotive	$1,627	19%
Revenue from Consumer Electronics	6,327	74%
Revenues from Sensor modules	227	3%
Revenues from NRE	357	4%
Total	$8,538	100%

	2017
	Amount	Percentage
Revenues from Automotive	$2,148	21%
Revenues from Consumer Electronics	6,536	64%
Revenues from Sensor modules	814	8%
Revenues from NRE	743	7%
Total	$10,241	100%

We have historically licensed our technology to OEMs, ODM’s and Tier 1 suppliers who embed it in their products based upon our custom designs and we charge these customers a non-recurring fee to offset our engineering costs. We sell a Neonode branded consumer product, AirBar and in October 2017 we added sales of embedded sensor modules to our business model. Our new sensor modules provide a hardware- based technology solution, which allows our customers a way to use our zForce AIR technology while forgoing the complex design and manufacturing phase associated with our licensing model. We now earn revenue from a combination of licensing plus selling our embedded sensor modules and AirBar.

During 2018 and 2017 we focused our efforts on maintaining our current licensing customers and finalizing their designs for new products expected to be released over the coming 18 months and we made investments finalizing the design of selected embedded sensor modules and setting-up our manufacturing facility in Sweden.

As of December 31, 2018, we had entered into forty-one technology license agreements with global OEMs, ODMs and Tier 1 suppliers. This compares with forty-one technology license agreements with global OEMs, ODM’s and Tier 1 suppliers as of December 31, 2017. Seventeen of our customers are currently shipping products.

We expect to continue to earn license fees in future years and anticipate our customers will continue to release new products that embed our technology under a license agreement. License fees were the majority of our total revenue in the past two years and decreased by 8% in 2018 as compared to 2017, primarily due to a 24% decrease in license fees earned from our automotive customers, a 30% decrease in license fees from our e-reader customers partially offset by a 3% increase in license fees earned from our printer customers.

In October 2017 we began selling our embedded sensor modules. We are focusing our efforts on our key markets such as: automotive, medical devices and industrial applications. During 2017, we entered into a U.S. distribution agreement with Digi-Key and they currently have a range of sensor modules and development kits for sale. We currently have supply agreements for sensor modules with ten customers. We sold $113,000 and $61,000 of sensor modules in 2018 and 2017, respectively.

In 2015, we entered into a joint development and cooperation agreement with Autoliv to develop a new HMI sensing product for vehicle steering wheel applications. An addendum to the initial agreement was entered into in December 2016 for a Steering Wheel software upgrade for a fee of $600,000. The final milestone was completed in December 2017 and the entire $600,000 fee was recognized as revenue as of the end of 2017.

Non-recurring engineering fees (“NRE”) decreased 52% in 2018 as compared to 2017 due to a decline of new license customers and related NRE design projects. In 2018 and 2017, 80% and 69% of our total NRE fees were earned from automotive projects. We expect to continue to earn NRE fees in 2019 and future years, mainly related to new license fee projects with current customers and customization of sensor modules for the automotive industry.

Gross Margin

Our combined total gross margin was 89% in 2018 compared to 77% in 2017. The increase in total gross margin in 2018 as compared to 2017 is primarily due to lower NRE revenues with low margin and a $0.4 million write down for obsolete or slow moving sensor module and AirBar component and finished goods inventory in 2018 compared to $1.1 million in 2017. License fees accounted for 93% of total revenue in 2018 compared to 85% in 2017, with a 100% gross margin. NRE projects had a 21% gross margin in 2018 compared to 21% in 2017.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Product research and development (“R&D”) expenses for 2018 were 62% of total revenue compared to 59% in 2017. R&D in 2018 decreased 13% compared to 2017 primarily related to reduced prototype costs, consultancy costs and costs related to sensor modules. There were twenty-four employees and three consultants in our Research and Development department in 2018 compared to twenty-four employees and four consultants in 2017.

Our R&D groups are primarily tasked with developing technology and software platforms to support our sensor modules and our customer integration activities for both our sensor hardware and license agreements.

Sales and Marketing

Sales and marketing expenses for 2018 were 23% of total revenue compared to 27% in 2017. Sales and marketing expenses in 2018 decreased 28% from 2017 primarily related to a reduction in advertising, travel and professional fees. We had six employees and three consultants in our sales and marketing department in 2018 compared to six employees and five consultants in 2017. Included in sales and marketing expenses is approximately $6,000 of non-cash stock expense for the year ended December 31, 2018 compared to approximately $50,000 for the same period in 2017.

Our sales activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products. Our customers will then sell and market their products incorporating our technology to their customers. We expect to expand our licensing and sensor module sales and marketing activities in 2019 and future years to capture market share in our target markets.

General and Administrative

General and administrative (“G&A”) expenses were 49% of revenue in 2018 compared to 44% in 2017. Total G&A expenses in 2018 decreased 7% from 2017. The decrease is primarily related to lower directors and professional fees as well as lower costs related to patents. As of December 31, 2018, we had ten full-time employees and one consultant in our G&A department fulfilling management and accounting responsibilities compared to nine full-time employees and two consultants as of December 31, 2017. Included in G&A expenses is approximately $23,000 of non-cash stock-based compensation expense for the year ended December 31, 2018 compared to approximately $22,000 for the same period in 2017.

Interest Expense

Interest expense for the year ended December 31, 2018 was $49,000 compared to $75,000 for the year ended December 31, 2017. The interest expense was mainly related to capital leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(58,000) and $(84,000) during the years ended December 31, 2018 and 2017, respectively. Foreign currency translation gains or (losses) were $(357,000) and $72,000 during the years ended December 31, 2018 and 2017, respectively.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2018 and 1% in the year ended 2017. We recorded valuation allowances in 2018 and 2017 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $3.1 million for the year ended December 31, 2018, compared to a net loss of $4.7 million for the year ended December 31, 2017.

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

Operating Leases

On August 22, 2016, we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The lease is renewed monthly.

On October 1, 2016 we entered into a lease of office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo, Japan. The lease is valid through September 30, 2020 and can be terminated with two months’ written notice before the termination date.

On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease is extended on a yearly basis unless written notice three months prior to expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease is valid through December 9, 2020 and can be terminated with nine months’ written notice before the termination date.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The lease may be cancelled with 2 months’ notice.

On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The lease is renewed monthly.

For the years ended December 31, 2018 and 2017, we recorded approximately $687,000 and $681,000, respectively, for rent expense.

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

Between the second and the fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements we are obligated to purchase the equipment at the end of the original 3 5-year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as capital leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after 5 years. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum.

In 2017, we entered into one lease for component production equipment. Under the terms of the lease agreement the lease will be renewed within one year of the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum.

In 2018, we entered into one lease for component production equipment. Under the terms of the agreement, the lease will be renewed within one year of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in August 2018 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of December 31, 2018, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of non-recurring engineering costs. As of December 31, 2018 we paid a total of $835,000 of the non-recurring engineering costs.

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

As of December 31, 2018, we had cash of $6.6 million, as compared to $5.8 million as of December 31, 2017.

Working capital (current assets less current liabilities) was $8.2 million as of December 31, 2018, compared to working capital of $6.2 million as of December 31, 2017.

Net cash used in operating activities for the year ended December 31, 2018 of $2.9 million was primarily the result of a net loss including noncontrolling interests of approximately $3.9 million. Cash used to fund net losses is reduced by approximately $1.0 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable and unbilled revenues decreased by approximately $0.5 million as of December 31, 2018 compared with December 31, 2017. During 2018 and 2017, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Accounts payable and accrued expenses increased approximately $41,000 as of December 31, 2018 compared to December 31, 2017.

Deferred revenue decreased approximately $0.9 million during 2018 mainly related to recognition of prepaid license fees from two customers during 2018.

Net cash used in operating activities for the year ended December 31, 2017 of $5.6 million was primarily the result of (i) a net loss including noncontrolling interests of approximately $5.5 million and (ii) approximately $1.1 million in net cash used in changes in operating assets and liabilities, primarily accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenues. Cash used to fund net losses is reduced by approximately $1.0 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $0.5 million as of December 31, 2017 compared with December 31, 2016. During 2017, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Accounts payable and accrued expenses decreased approximately $0.9 million as of December 31, 2017 compared to December 31, 2016.

Deferred revenue decreased approximately $0.7 million during 2017 mainly related to recognition of prepaid license fees from two customers during 2017.

Net cash provided by financing activities during the year ended December 31, 2018 of $4.1 million was the result of net proceeds of approximately $4.6 million from the sale of our common stock reduced by principal payments on capital leases of $0.6 million.

Net cash provided by financing activities during the year ended December 31, 2017 was the result of net proceeds of approximately $9.1 million from the sale of our common stock. This increase was offset by down payments of $438,000 on leasing equipment.

In the years ended December 31, 2018 and 2017, we purchased $236,000 and $656,000, respectively of fixed assets, consisting primarily of leasing equipment and engineering equipment.

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors as part of a non-brokered private placement pursuant to which we issued a total of 2,940,767 shares of common stock at $1.60 per share for a purchase price of $4.6 million in net proceeds. The common stock issued in the private placement was not registered for resale and we are not required under the Securities Purchase Agreement to register the issued stock for resale. The purchasers in the private placement included Neonode directors, Ulf Rosberg and Andreas Bunge, and members of management and certain employees of the company, including Chief Executive Officer Hakan Persson and Chief Financial Officer Lars Lindqvist. The Neonode directors and members of management and employees individually purchased an aggregate of approximately $2 million of common stock as part of the private placement.  In addition, our existing majority shareholder Peter Lindell also purchased shares.  Mr. Lindell and Mr. Rosberg are now each a beneficial owner of approximately 18% of Neonode common stock as a result of the private placement.

In August 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 975,000 shares of common stock at $10.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 325,000 shares of common stock at an exercise price of $20.00 per share. The 2017 Warrants became exercisable on August 8, 2018 and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

In March 2017, we filed a $20 million shelf registration statement with the SEC that became effective on March 24, 2017. Subject to the availability of sufficient shares of authorized common stock, we may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. Our shelf registration statement will expire on March 24, 2020.

On September 27, 2018, the Company filed the certificate of first amendment to its restated certificate of incorporate with the state of Delaware to effect a reverse stock split, effective October 1, 2018. The Company also filed a certificate of second amendment to its restated certificate of incorporation with the state of Delaware to reduce the number of authorized shares of common stock from 100,000,000 to 10,000,000 shares. The filing did not affect the number of authorized preferred stock of 1,000,000 shares.

As a result of the reverse stock split, every ten shares of issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares were issued, therefore shareholders entitled to receive a fractional share in connection with the reverse stock split received a cash payment instead. There was no financial impact to the Company’s consolidated financial statements. All shares and per share information in this Form 10-K have been retroactively adjusted for all periods presented to reflect the reverse stock split, including reclassifying any amount equal to the reduction in par value of common stock to additional paid-in capital.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. We expect our revenues from license fees, sales of sensor modules and non-recurring engineering fees will enable us to reduce our operating losses in 2019. We have received purchase orders from our distributors for AirBar and entered into an agreement with an OEM customer for our sensor modules.

In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing sensor modules which require limited custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss. However, management believes that execution of its business plan and the capital invested pursuant to the December 2018 Securities Purchase Agreement should provide us with sufficient liquidity to meet our short-term operating requirements.

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. Historically, we have been able to access the capital markets through sales of common stock and warrants to generate liquidity. Our management believes it could raise capital through public or private offerings if needed to provide us with sufficient liquidity. However, because we have reserved substantially all remaining shares of authorized stock for outstanding options and warrants, our ability to obtain liquidity through equity sales may be limited unless and until those securities expire or our stockholders approve an increase in the number of shares of authorized stock. We anticipate seeking such stockholder approval at our 2019 Annual Meeting of Stockholders.

No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, no assurance can be given that stockholders will approve an increase in the number of our authorized shares of common stock. If funds and sufficient authorized shares are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2009.

Costa Mesa, California

March 7, 2019

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash	$6,555	$5,796
Accounts receivable and unbilled revenues, net	1,830	1,010
Projects in process	-	1
Inventory	1,219	1,154
Prepaid expenses and other current assets	890	1,836
Total current assets	10,494	9,797

Investment in joint venture	3	3
Property and equipment, net	2,484	3,327
Other assets	261	-
Total assets	$13,242	$13,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$509
Accrued payroll and employee benefits	902	1,081
Accrued expenses	265	177
Deferred revenues	75	1,248
Current portion of capital lease obligations	570	568
Total current liabilities	2,313	3,583

Capital lease obligation, net of current portion	1,133	1,681
Total liabilities	3,446	5,264

Commitments and contingencies

Stockholders’ equity
Series B Preferred stock, 54,425 shares authorized with par value of $0.001; 82 and 83 shares issued and outstanding at December 31, 2018 and 2017, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 10,000,000 shares authorized, with par value of $0.001; 8,800,313 and 5,859,414 shares issued and outstanding at December 31, 2018 and 2017, respectively	9	6
Additional paid-in capital	197,507	192,861
Accumulated other comprehensive loss	(456)	(99)
Accumulated deficit	(185,222)	(183,745)
Total Neonode Inc. stockholders’ equity	11,838	9,023
Noncontrolling interests	(2,042)	(1,160)
Total stockholders’ equity	9,796	7,863
Total liabilities and stockholders’ equity	$13,242	$13,127

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2018	December 31, 2017
Revenues:
License fees	$7,954	$8,684
Sensor modules	227	814
Non-recurring engineering	357	743
Total revenues	8,538	10,241

Cost of revenues:
Sensor modules	638	1,758
Non-recurring engineering	283	585
Total cost of revenues	921	2,343

Total gross margin	7,617	7,898

Operating expenses:
Research and development	5,278	6,078
Sales and marketing	1,995	2,772
General and administrative	4,221	4,524

Total operating expenses	11,494	13,374
Operating loss	(3,877)	(5,476)

Other expense
Interest expense	(49)	(75)
Other expense	(3)	-
Total other expense	(52)	(75)

Loss before provision for income taxes	(3,929)	(5,551)

Provision for (benefit from) income taxes	13	(56)
Net loss including noncontrolling interests	(3,942)	(5,495)
Less: Net loss attributable to noncontrolling interests	882	790
Net loss attributable to Neonode Inc.	$(3,060)	$(4,705)

Loss per common share:
Basic and diluted loss per share	$(0.52)	$(0.89)
Basic and diluted – weighted average number of common shares outstanding	5,884	5,289

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31, 2018	December 31, 2017

Net loss including noncontrolling interests	$(3,942)	$(5,495)
Other comprehensive income (loss):
Foreign currency translation adjustments	(357)	72
Comprehensive loss	(4,299)	(5,423)
Less: Comprehensive loss attributable to noncontrolling interests	882	790
Comprehensive loss attributable to Neonode Inc.	$(3,417)	$(4,633)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2017	83	$-	4,884	$5	$183,711	$(171)	$(179,040)	$4,505	$(370)	$4,135

Stock option and warrant compensation expense to employees and directors	-	-	-	-	72	-	-	72	-	72

Proceeds from sale of common stock, net of offering costs	-	-	975	1	9,078	-	-	9,079	-	9,079

Foreign currency translation adjustment	-	-	-	-	-	72	-	72	-	72

Net loss	-	-	-	-	-	-	(4,705)	(4,705)	(790)	(5,495)

Balances, December 31, 2017	83	-	5,859	6	192,861	(99)	(183,745)	9,023	(1,160)	7,863

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Stock option compensation expense to employees and directors	-	-	-	-	29	-	-	29	-	29

Conversion of Series B Preferred Stock to common stock	(1)	-	-	-	-	-	-	-	-	-

Proceeds from sale of common stock, net of offering costs	-	-	2,941	3	4,617	-	-	4,620	-	4,620

Adjustment related to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	1,583	1,583	-	1,583
Foreign currency translation adjustment	-	-	-	-	-	(357)	-	(357)	-	(357)

Net loss	-	-	-	-	-	-	(3,060)	(3,060)	(882)	(3,942)

Balances, December 31, 2018	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2018	2017

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(3,942)	$(5,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29	72
Depreciation and amortization	1,008	953
Loss on disposal of property and equipment	6	-
Changes in operating assets and liabilities:
Accounts receivable	481	542
Projects in process	1	(1)
Inventory	(142)	(372)
Prepaid expenses and other current assets	556	293
Accounts payable and accrued expenses	41	(896)
Deferred revenues	(897)	(677)

Net cash used in operating activities	(2,859)	(5,581)

Cash flows from investing activities:
Purchase of property and equipment	(236)	(656)
Proceeds from sale of property and equipment	4	-

Net cash used in investing activities	(232)	(656)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	4,620	9,079
Proceeds from note payable	-	1,713
Payments on note payable	-	(1,713)
Principal payments on capital lease obligations	(551)	(438)
Net cash provided by financing activities	4,069	8,641

Effect of exchange rate changes on cash	(219)	(84)

Net change in cash	759	2,320

Cash at beginning of year	5,796	3,476

Cash at end of year	$6,555	$5,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$73
Cash paid for income taxes	$13	$219

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with capital lease obligations	$169	$1,287

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. On December 29, 2008, we entered into a share exchange agreement with AB Cypressen nr 9683 (renamed Neonode Technologies AB), a Swedish engineering company, and Neonode Technologies AB became our wholly owned subsidiary. In 2013, we established additional wholly owned subsidiaries: Neonode Japan Inc. (Japan); Neno User Interface Solutions AB (Sweden) (sold December 27, 2018); NEON Technology Inc. (U.S.) (dissolved November 19, 2018); and Neonode Americas Inc. (U.S.) (dissolved November 19, 2018). In 2014, we established one additional wholly owned subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we established one additional wholly owned subsidiary: Neonode Taiwan Ltd. (Taiwan). In 2015, we established Pronode Technologies AB, a majority-owned subsidiary of Neonode Technologies AB. In 2016, we entered into a joint venture, named Neoeye AB, between SMART EYE AB and our subsidiary Neonode Technologies AB.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops and licenses user interfaces and optical touch technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed the Neonode technology into devices that they produce and sell. In the fourth quarter of 2016, Neonode started to manufacture and sell AirBar. In December 2017, we began selling embedded sensors modules that incorporate Neonode technology.

Liquidity

We incurred net losses of approximately $3.1 million and $4.7 million for the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit of approximately $185.2 million as of December 31, 2018. In addition, we used cash in operating activities of approximately $2.9 million and $5.6 million for the years ended December 31, 2018 and 2017, respectively.

In March 2017, we filed a $20 million shelf registration statement with the SEC that became effective on March 24, 2017. Subject to the availability of sufficient shares of authorized common stock, we may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. Our shelf registration statement will expire on March 24, 2020.

December 2018 Private Placement

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors as part of a non-brokered private placement pursuant to which we issued a total of 2,940,767 shares of common stock at $1.60 per share for a purchase price of $4.6 million in net proceeds. The common stock issued in the private placement is not registered for resale and we are not required under the Securities Purchase Agreement to register the issued stock for resale. The purchasers in the private placement included Neonode directors, Ulf Rosberg and Andreas Bunge, and members of management and certain employees of the company, including Chief Executive Officer, Hakan Persson, and Chief Financial Officer, Lars Lindqvist. The Neonode directors and members of management and employees individually purchased an aggregate of approximately $2 millions of common stock as part of the private placement.  In addition, existing major shareholder, Peter Lindell, also purchased shares.  Mr. Lindell and Mr. Rosberg are now each a beneficial owner of approximately 18% of Neonode common stock as a result of the private placement.

August 2017 Private Placement

In August 2017, we entered into a Securities Purchase Agreement with accredited investors as part of a private placement pursuant to which we issued a total of 975,000 shares of common stock at $10.00 per share, and warrants, for of an aggregate purchase price of $9.75 million in gross proceeds. We received approximately $9.1 million in net proceeds. Under the terms of the 2017 Securities Purchase Agreement, we also issued warrants (the “2017 Warrants”) to investors in the private placement to purchase up to a total of 325,000 shares of common stock at an exercise price of $20.00 per share. The 2017 Warrants became exercisable on August 8, 2018 and will expire on August 8, 2020. If the 2017 Warrants are fully exercised, we will receive approximately $6.5 million in proceeds. There are no registration rights associated with the securities to be issued and sold pursuant to the 2017 Securities Purchase Agreement.

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

We expect our revenues from license fees, sensor module, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in 2019. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

The consolidated balance sheets at December 31, 2018 and 2017 and the consolidated statements of operations, comprehensive loss and cash flows for the years ended 2018 and 2017 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Significant estimates include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; net realizable value of inventory; recoverability of capitalized project costs and long-lived assets; the valuation allowance related to our deferred tax assets; and the fair value of options issued for stock-based compensation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $149,000 as of December 31, 2018 and 2017.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $1,000 as of December 31, 2017. There were no costs capitalized in projects in process as of December 31, 2018.

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

During the fourth quarter of 2017, after a comprehensive evaluation of our AirBar business we recorded a $1.1 million write-down, included in our cost of goods sold, to reduce our AirBar specific component and finished goods inventory to estimated net realizable value and to revalue the purchase price from the initial order of one component by $0.12 each. The component was originally valued at an average price basis but due to slow selling inventory, we revalued at a higher specific price. The total price adjustment related to this component included in cost of sales was approximately $0.1 million. In addition, we recorded a $0.1 million write-down related to this component repricing which is included in our Research and Development expense. We also recorded a $0.5 million write-off related to production development units, included in inventory, which is included in our Research and Development expense.

As of December 31, 2018, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows:

	December 31,	December 31,
	2018	2017
Raw materials	$246	164
Work-in-Process	220	231
Finished goods	753	759
Ending inventory	$1,219	1,154

Investment in JV

We have invested $3,000, a 50% interest in Neoeye AB (see above). We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of the JV. There have been no operations of Neoeye through December 31, 2018.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2018, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(58,000) and $(84,000) during the years ended December 31, 2018 and 2017, respectively. Foreign currency translation gains or (losses) were $(357,000) and $72,000 during the years ended December 31, 2018 and 2017, respectively.

Concentration of Credit and Business Risks

Our customers are located in United States, Europe and Asia.

As of December 31, 2018, four customers represented approximately 67% of our consolidated accounts receivable.

As of December 31, 2017, two customers represented approximately 69% of our consolidated accounts receivable.

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2018 are as follows.

●	Hewlett-Packard Company – 35%
●	Epson – 14%
●	Canon – 12%

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2017 are as follows.

●	Hewlett-Packard Company – 28%
●	Canon – 17%
●	Bosch – 10%

The Company conducts business in the United States, Europe and Asia. At December 31, 2018, the Company maintained approximately $2,537,000, $7,187,000 and $72,000 of its net assets in the United States, Europe and Asia, respectively. At December 31, 2017, the Company maintained approximately $2,373,000, $5,418,000 and $72,000 of its net assets in the United States, Europe and Asia, respectively.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2018.

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

We believe that recognizing non-recurring engineering services revenues as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the years ended December 31, 2018 and 2017, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of December 31, 2018 and 2017. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

 The following table presents disaggregated revenues by market for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year ended December 31, 2018		Year ended December 31, 2017
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$1,627	19%	$2,148	21%
Net license revenues from consumer electronics	6,327	74%	6,536	64%
Net revenues from sensor modules	227	3%	814	8%
Net revenues from non-recurring engineering	357	4%	743	7%
	$8,538	100%	$10,241	100%

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when we have an unconditional right to receive future payments from customers, and we record unearned deferred revenue when we receive prepayments or upfront payments for goods or services from our customers.

The following table presents accounts receivable and deferred revenues as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Accounts receivable and unbilled revenue	$1,830	$1,010
Deferred revenues	75	1,248

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenues (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets; contract assets are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, which are reported as contract liabilities and are generally classified as current. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

The opening balance of current accounts receivable, net of allowance for doubtful accounts, was $2.2 million as of January 1, 2018. As of December 31, 2018, and 2017, accounts receivable, net of allowance for doubtful accounts, were $1.8 million and $1.0 million, respectively, and are included in current assets on our consolidated balance sheets. There are no long-term accounts receivable related to contracts.

The opening balance of deferred revenues was $0.9 million as of January 1, 2018. As of December 31, 2018, and December 31, 2017, deferred revenues were $75,000 and $1.2 million, respectively, and are included in current liabilities on our consolidated balance sheets. There are no long-term liabilities related to contracts.

We do not anticipate impairment of our contract asset related to license fee revenues, given the creditworthiness of our customers whose invoices comprise the balance in that asset account. We will continue to monitor the timeliness of receipts from those customers, however, to assess whether the contract asset has been impaired.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The balance in the allowance for doubtful accounts was $149,000 as of December 31, 2018 and 2017.

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

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Year ended
	December 31, 2018	December 31, 2017
Balance at beginning of period	$35	$11
Provisions for warranty issued	(18)	24
Balance at end of period	$17	$35

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

We defer license fees until we have met all accounting requirements for revenue recognition, which is when a license is made available to a customer and that customer has a right to use the license. Engineering development fee revenues are deferred until engineering services have been completed and accepted by our customers. We defer AirBar and sensor modules revenues until distributors sell the products to their end customers.

The following table presents our deferred revenues by segment (in thousands)

	Years ended December 31,
	2018	2017
Deferred license fees	$-	$1,089
Deferred AirBar revenues	59	137
Deferred sensor modules revenues	16	22
	$75	$1,248

The opening balance of deferred revenues after adjustment pursuant to ASC 606 was $0.9 million as of January 1, 2018.

Changes in deferred revenues were as follows (in thousands):

	December 31, 2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Deferred revenues	$213	$(138)	$75

Contracted revenue not yet recognized was $75,000 as of December 31, 2018; we expect to recognize approximately 100% of that revenue over the next twelve months.

Advertising

Advertising costs are expensed as incurred. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance. Advertising costs amounted to approximately $120,000 and $602,000 for the years ended December 31, 2018 and 2017, respectively.

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

Noncontrolling Interests

We recognize any noncontrolling interest, also known as a minority interest, as a separate line item in equity in the consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to us. Generally, any interest that holds less than 50% of the outstanding voting shares is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. We include the amount of net income (loss) attributable to noncontrolling interests in consolidated net income (loss) on the face of the consolidated statements of operations.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2018 and 2017. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2018 and 2017, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2018 and 2017. We effected a 1-for-10 reverse stock split on October 1, 2018. All shares of common stock and potential common stock equivalents in the calculations used to determine weighted average number of shares of common stock outstanding have been adjusted to reflect the effects of the reverse stock split for all periods presented. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2018 and 2017 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 13).

Other Comprehensive Income (Loss)

Our comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the consolidated balance sheets, as accumulated other comprehensive loss.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2018	2017
Swedish Krona	8.70	8.54
Japanese Yen	110.43	112.15
South Korean Won	1,100.50	1,128.65
Taiwan Dollar	30.15	30.41

Exchange rate for the consolidated balance sheets was as follows:

	Years ended December 31,
	2018	2017
Swedish Krona	8.87	8.21
Japanese Yen	109.69	112.65
South Korean Won	1,113.63	1,066.31
Taiwan Dollar	30.61	29.66

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenues from Contracts with Customers (Topic 606)” (“ASU 2014-09”) to address the new revenue recognition accounting standard, ASC 606 – Revenues from Contracts with Customers. The new standard was effective January 1, 2018 for public entities. Under the new standard, revenue is recognized upon transfer of control of goods or services to customers, and the amount of revenue recognized should reflect the consideration expected to be received for the transfer of those goods or services to customers. Disclosures are required to describe the nature, amount, timing, and uncertainty of revenue and cash flows that may arise from contracts with customers. Beginning with the first quarter of 2018, our financial results reflect adoption of the standard. See the Revenue Recognition section in this note (Note 2) for further discussion.

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

The following table summarizes the impact of the new revenue standard on the Company’s condensed consolidated statement of operations for 2018 and consolidated balance sheet as of December 31, 2018:

	2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Revenue
License fees	$7,889	$65	$7,954
Sensor modules	227	-	227
Non-recurring engineering	357	-	357
Total Revenues	$8,473	$65	$8,538

	2018
	Balances excluding revenue standard	Impact of Revenue Standard	As Reported
Assets
Accounts receivable and unbilled revenue, net	$320	$1,510	$1,830
Liabilities
Deferred revenues	$213	$(138)	$75
Equity
Accumulated deficit	$(186,870)	$1,648	$(185,222)

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

The effective date of the new lease standard (ASC 842) is January 1, 2019, and we adopted the new standard on that date. Our lease standard implementation plan has been reviewed and approved by executive management. We are using the required modified retrospective approach, which allows us to make any necessary transition adjustments at January 1, 2019. We elected the optional transition method, which allows us to continue to use disclosures required by the prior standard during 2019, the year of adoption. There are also several practical expedients available to make the transition more efficient and cost-effective for companies. We elected the package of three practical expedients available to us; doing so will allow us to not reassess existing leases.

We currently have a limited number of leased capital assets, all of which will be classified as finance leases under the new lease standard. We maintain a lease inventory for those assets; they are currently reported on our consolidated balance sheets and will continue to be reported on our consolidated balance sheets under the new standard. We also have a small number of leases which are currently classified as operating leases; we analyzed those leases, and will include two material operating leases on our consolidated balance sheets beginning January 1, 2019. We do not anticipate any equity adjustment related to our implementation of the new standard, and we will continue to provide disclosures related to leases. Because of the small number of assets we lease, we do not need to make systems changes to comply with the new standard. We plan to continue to track leased assets outside of our accounting systems. We do not expect material changes in financial ratios, leasing practices, or tax reporting.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 and ASU 2018-19 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-13 and ASU 2018-19 will have on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements (Topic 740, among others)”, (“ASU 2018-09”), and in March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”, (“ASU 2018-05”). The updates were issued to address the income tax accounting and SEC reporting implications of the Tax Act. The new legislation contained several key tax provisions that affected us, including the one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, among other changes.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We adopted ASU 2016-16 in the first quarter ended March 31, 2018. The impact of adoption of this standard is immaterial to the consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2018	2017

Prepaid insurance	$168	$136
Prepaid rent	41	68
VAT receivable	176	336
Prepaid inventory	120	494
Advances to suppliers	155	545
Other	230	257
Total prepaid expenses and other current assets	$890	$1,836

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2018	2017

Computers, software, furniture and fixtures	$1,407	$1,313
Equipment under capital lease	3,525	3,590
Less accumulated depreciation and amortization	(2,448)	(1,576)
Property and equipment, net	$2,484	$3,327

Depreciation and amortization expense was $1.0 million for each of the years ended December 31, 2018 and 2017, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2018	2017

Accrued returns and warranty	$17	$35
Accrued consulting fees and other	248	142
Total accrued expenses	$265	$177

6.	Fair Value Measurements

Accounting guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. The accounting guidance does not mandate any new fair value measurements and is applicable to assets and liabilities that are required to be recorded at fair value under other accounting pronouncements.

There were no assets or liabilities recorded at fair value on a recurring basis in 2018 and 2017.

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

7.	Stockholders’ Equity

Common Stock

 On September 27, 2018, the Company filed the certificate of first amendment to its restated certificate of incorporate with the state of Delaware to effect the reverse stock split, effective October 1, 2018. The Company also filed a certificate of second amendment to its restated certificate of incorporation with the state of Delaware to reduce the number of authorized shares of common stock from 100,000,000 to 10,000,000 shares. The filing did not affect the number of authorized preferred stock of 1,000,000 shares.

As a result of the reverse stock split, every ten shares of issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares were issued, therefore shareholders entitled to receive a fractional share in connection with the reverse stock split received a cash payment instead. There was no financial impact to the Company’s condensed consolidated financial statements. All shares and per share information in this Form 10-K has been retroactively adjusted for all periods presented to reflect the reverse stock split, including reclassifying any amount equal to the reduction in par value of common stock to additional paid-in capital.

On November 23, 2018, a holder of 1 share of Series B Preferred stock converted into 132 shares of our common stock.

On December 28, 2018, a Securities Purchase Agreement was entered into with foreign investors, as part of a non-brokered private placement pursuant to which a total of 2,940,767 shares of common stock were issued. See Note 1 for more information.

In August 2017, a Securities Purchase Agreement was entered into with accredited investors, as part of a private placement pursuant to which a total of 975,000 shares of common stock were issued. See Note 1 for more information.

Warrants and Other Common Stock Activity

During the years ended December 31, 2018 and 2017, there were no warrants exercised.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2017	791,368	$6.19	5.13
Issued	325,000	20.00	-
December 31, 2017	1,116,368	$10.18	3.68
Issued	-	-	-
Expired/forfeited	-	-	-
Exercised	-	-	-
Outstanding and exercisable, December 31, 2018	1,116,368	$10.18	2.68

Outstanding Warrants to Purchase Common Stock as of December 31, 2018:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2016 Prefunded Warrants (1)	08/16/16	$10.00	360,000	02/16/22
August 2016 Purchase Warrants	08/17/16	$11.20	431,368	02/17/22
August 2017 Purchase Warrants	08/08/17	$20.00	325,000	08/08/20
Total Warrants Outstanding			1,116,368

(1)	Under the terms of the prefunded warrants, the warrant holder prepaid $9.90 of the original $10.00 warrant per share exercise price at the time of issuance of the warrant. The remaining $0.10 exercise price is required to be paid in full prior to the issuance of any common stock under the terms of the prefunded warrant agreement.

As a result of the December 2018 private placements and previous warrants, we have issued or reserved 27,305 more than our available shares of authorized common stock, even though a total of 333,334 warrants cannot be legally exercised. We automatically come into compliance on April 26, 2019, when 44,300 stock options are expired because their original issuance terms is reached, and we anticipate proposing an increase in our authorized common stock at our 2019 Annual Meeting of Stockholders. The estimated fair value of warrants that would be reclassified as a result of the insufficient authorized shares was determined to be insignificant.

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

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of December 31, 2018:

	Shares of Preferred Stock Not Exchanged as of December 31, 2018	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at December 31, 2018

Series B Preferred Stock	82	132.07	10,830

8.	Stock-Based Compensation

We have adopted equity incentive plans for which stock options and restricted stock awards are available to grant to employees, consultants and directors. Except for certain options granted to certain Swedish employees, all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options

During the year ended 2015, our shareholders approved the Neonode Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which replaces our 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2015 Plan, 210,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the year ended December 31, 2018, 30,000 stock options were granted under the 2015 Plan.

Accordingly, as of December 31, 2018, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”).
●	The 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan and the 2015 Plan at December 31, 2018:

Options Outstanding
Range of Exercise Price	Number Outstanding and exercisable at 12/31/18	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$ 0 - $ 15.00	32,500	2.46	$14.95
$ 15.01 - $ 42.50	55,300	0.76	$40.62
$ 42.51 - $ 62.10	12,000	1.60	$59.60
	99,800	1.41	$34.55

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2017	184,600	$43.90		$-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(9,000)	82.10		-
Options outstanding – December 31, 2017	175,600	$41.99	2.18	-
Options granted	30,000	15.00		-
Options exercised	-	-		-
Options cancelled or expired	(105,800)	41.36		-
Options outstanding and vested – December 31, 2018	99,800	$34.55	1.41	$-

There were 30,000 stock options granted during the years ended December 31, 2018. No stock options were granted in 2017. The assumptions used to value stock options granted to directors, employees and consultants during the year ended December 31, 2018 are as follows:

For the year ended
December 31, 2018

Annual dividend yield	-
Expected life (years)	1.5
Risk-free interest rate	2.19%
Expected volatility	71.12%

During the years ended December 31, 2018 and 2017, we recorded $29,000 and $72,000, respectively, of compensation expense related to the vesting of stock options. The estimated fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2018 and 2017 reflects the estimated fair value of the vested portion of options granted to directors, employees and non-employees.

	Years ended December 31,
	2018	2017
(In thousands)
Research and development	$-	$-
Sales and marketing	6	50
General and administrative	23	22
Stock-based compensation expense	$29	$72

There is no remaining unrecognized expense related to stock options as of December 31, 2018.

The estimated fair value of stock-based awards is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect fair values of stock options granted in such future periods and could cause volatility in the total amount of the stock-based compensation expense reported in future periods.

9.	Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2018 and 2017.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2018 and 2017.

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

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of December 31, 2018, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of non-recurring engineering costs. As of December 31, 2018, we paid a total of $835,000 under the NN1003 agreement.

Operating Leases

On August 22, 2016, we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The lease is renewed monthly.

On October 1, 2016 we entered into a lease of office space located at 405 Elpulimento Shinjuku, 6-7-1, Shinjuku-ku, Tokyo, Japan. The lease is valid through September 30, 2020 and can be terminated with two months’ written notice before the termination date.

On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease is extended on a yearly basis unless written notice three months prior to expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease is valid through December 9, 2020 and can be terminated with nine months’ written notice before the termination date.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The lease may be cancelled with 2 months’ notice.

On December 1, 2015, Neonode Taiwan Ltd. entered into a lease agreement located at Rm. 2406, International Trade Building, Keelung Rd., Sec.1, Taipei, Taiwan. The lease is renewed monthly.

For the years ended December 31, 2018 and 2017, we recorded approximately $687,000 and $681,000, respectively, for rent expense.

We believe our existing facilities are in good condition and suitable for the conduct of our business.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2018 is as follows (in thousands):

Years ending December 31,	Total
2019	$457
2020	89
2021	3
$549

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

In 2017, we entered into a lease for component production equipment. Under the terms of the lease agreement the lease will be renewed with one year at the time at the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of this lease is approximately 1.5% per annum.

In 2018, we entered into an additional lease for component production equipment. Under the terms of the lease agreement the lease will be renewed with one year at the time at the end of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease payments and depreciation periods began in August 2018 when the equipment went into service. The implicit interest rate of this lease is approximately 1.5% per annum.

The following is a schedule of minimum future rentals on the non-cancelable capital leases as of December 31, 2018 (in thousands):

Year ending December 31,	Total
2019	$602
2020	616
2021	502
2022	39
Total minimum payments required	$1,759
Less amount representing interest	(56)
Present value of net minimum lease payments	$1,703
Less current portion	(570)
$1,133

Equipment under capital lease	$3,525
Less: accumulated depreciation	(1,391)
Net book value	$2,134

10.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing and sensor module business.

We report revenues from external customers based on the country where the customer is located. The following table presents net revenues by geographic region for the years ended December 31, 2018, and 2017 (dollars in thousands):

	2018
	Amount	Percentage
United States	$4,247	50%
Japan	2,877	34%
Germany	803	9%
China	221	3%
Taiwan	189	2%
South Korea	48	1%
Other	153	1%
Total	$8,538	100%

	2017
	Amount	Percentage
United States	$4,187	41%
Japan	2,800	27%
Germany	1,188	12%
China	737	7%
Sweden	515	5%
Taiwan	268	3%
South Korea	176	2%
Singapore	147	1%
Canada	89	1%
Other	134	1%
Total	$10,241	100%

11.	Income Taxes

Loss before income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2018	2017
Domestic	$(1,583)	$(2,302)
Foreign	(2,348)	(3,249)

Total	$(3,931)	$(5,551)

The provision (benefit) for income taxes is as follows for the years ended December 31 (in thousands):

	2018	2017
Current
Federal	$-	$-
State	2	2
Foreign	11	(58)
Change in deferred
Federal	(109)	6,780
Federal valuation allowance	109	(6,780)
State	(1)	104
State valuation allowance	1	(104)
Foreign	(322)	(453)
Foreign valuation allowance	322	453

Total current	$13	$(56)

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are:

	2018	2017
Amounts at statutory tax rates	21%	34%
Federal tax reform – deferred rate change	-	(170)%
Accounting method adoption	-	11%
Foreign losses taxed at different rates	(1)%	(7)%
Foreign withholding tax	-	1%
Stock-based compensation	(7)	-
Other	(2)%	(1)%
Total	11%	(132)%
Valuation allowance	(11)%	133%
Effective tax rate	-%	1%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Accruals	$71	$111
Stock compensation	567	789
Net operating losses	14,982	14,288
Basis difference in fixed assets	-	-
Total deferred tax assets	$15,620	$15,188
Valuation allowance	(15,620)	(15,188)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2018, we had federal, state and foreign net operating losses of $59.7 million, $20.0 million and $4.7 million, respectively. The federal loss carryforward begins to expire in 2028, and the California loss carryforward begins to expire in 2030. The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2018, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2018 and 2017.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2018 and 2017 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2018, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan, South Korea, and Taiwan. The 2008 through 2017 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

12.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans. For the Swedish management we contribute up to fifteen percent (15%) of the employee’s annual salary. Contributions relating to these defined contribution plans for the years ended December 31, 2018 and 2017 were $413,000 and $368,000, respectively. We match U.S. employee contributions to a 401(k) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(k) contributions for the years ended December 31, 2018 and 2017 were $6,000 and $6,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2018 and 2017 were $4,000 and $4,000, respectively.

13.	Net Loss per Share

Basic net loss per common share for the years ended December 31, 2018 and 2017 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 350,000 and 415,000 outstanding stock warrants, 11,000 and 11,000 shares issuable upon conversion of preferred stock and 0 and 0 stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2018 and 2017, respectively, due to their anti-dilutive effect.

(In thousands, except per share amounts)	Years ended December 31,
	2018	2017
BASIC AND DILUTED
Weighted average number of common shares outstanding	5,884	5,289

Net loss attributable to Neonode Inc.	$(3,060)	$(4,705)

Net loss per share basic and diluted	$(0.52)	$(0.89)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
10.1	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s current report on Form 8-K filed on August 16, 2016 (file no. 1-35526))
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017 (file no. 1-35526))
10.4	Securities Purchase Agreement, dated as of August 2, 2017 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017 (file no. 1-35526))
10.5	Securities Purchase Agreement, dated as of December 20, 2018 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on December 28, 2018 (file no. 1-35526))
10.6	Employment Agreement of Håkan Persson, dated February 12, 2018 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on February 15, 2018 (file no. 1-35526)) +
10.7	Consulting Agreement for Andreas Bunge, dated February 12, 2018 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K, filed on February 15, 2018 (file no. 1-35526)) +
10.8	Employment Agreement of Lars Lindqvist, dated August 5, 2014 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 6, 2014 (file no. 1-35526)) +
10.9	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.10	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.11	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.12	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
10.13	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016 (file no. 1-35526))
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement

ITEM 16	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 7, 2019	By:	/s/ Lars Lindqvist
Lars Lindqvist Chief Financial Officer, Vice President, Finance, Treasurer and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Hakan Persson	Chief Executive Officer	March 7, 2019
Hakan Persson	(Principal Executive Officer)

/s/ Lars Lindqvist	Chief Financial Officer, Vice President, Finance, Treasurer and Secretary	March 7, 2019
Lars Lindqvist	(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 7, 2019
Ulf Rosberg

/s/ Andreas Bunge	Director	March 7, 2019
Andreas Bunge

/s/ Per Löfgren	Director	March 7, 2019
Per Löfgren

/s/ Åsa Hedin	Director	March 7, 2019
Åsa Hedin
/s/ Per Eriksson	Director	March 7, 2019
Per Eriksson