Form 10-Q
period 2019-03-31
Neonode Inc.
filed 2019-05-08
CIK 87050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NEON	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of May 2, 2019 was 8,800,577.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2019

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements	1

		Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018 (Audited)	1

		Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018	2

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018	3

		Unaudited Condensed Consolidated Statements of Stockholders’ Equity	4-5

		Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4	Controls and Procedures	33

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	34

	Item 1A	Risk Factors	34

	Item 6	Exhibits	34

SIGNATURES			35

EXHIBITS

i

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$5,822	$6,555
Accounts receivable and unbilled revenue, net	1,737	1,830
Projects in process	8	-
Inventory	1,188	1,219
Prepaid expenses and other current assets	946	890
Total current assets	9,701	10,494

Investment in joint venture	3	3
Property and equipment, net	2,196	2,484
Operating lease right-of-use assets	798	-
Other assets	249	261
Total assets	$12,947	$13,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547	$501
Accrued payroll and employee benefits	943	902
Accrued expenses	126	265
Deferred revenues	104	75
Current portion of finance lease obligations	546	570
Current portion of operating lease obligations	455	-
Total current liabilities	2,721	2,313

Finance lease obligations, net of current portion	944	1,133
Operating lease obligations, net of current portion	351	-
Total liabilities	4,016	3,446

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 82 shares issued and outstanding at March 31, 2019 and December 31, 2018. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 10,000,000 shares authorized with par value $0.001 per share; 8,800,313 shares issued and outstanding at March 31, 2019 and December 31, 2018	9	9
Additional paid-in capital	197,507	197,507
Accumulated other comprehensive loss	(637)	(456)
Accumulated deficit	(185,795)	(185,222)
Total Neonode Inc. stockholders’ equity	11,084	11,838
Noncontrolling interests	(2,153)	(2,042)
Total stockholders’ equity	8,931	9,796
Total liabilities and stockholders’ equity	$12,947	$13,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
License fees	$1,942	$2,323
Sensor modules	50	52
Non-recurring engineering	20	-
Total revenues	2,012	2,375
Cost of revenues:
Sensor modules	(16)	45
Non-recurring engineering	117	1
Total cost of revenues	101	46

Total gross margin	1,911	2,329

Operating expenses:
Research and development	1,259	1,518
Sales and marketing	449	556
General and administrative	871	1,134

Total operating expenses	2,579	3,208
Operating loss	(668)	(879)

Other expense:
Interest expense	10	14
Total other expense, net	10	14

Loss before provision for income taxes	(678)	(893)

Provision for income taxes	6	7
Net loss including noncontrolling interests	(684)	(900)
Less: Net loss attributable to noncontrolling interests	111	207
Net loss attributable to Neonode Inc.	$(573)	$(693)

Loss per common share:
Basic and diluted loss per share	$(0.07)	$(0.12)
Basic and diluted – weighted average number of common shares outstanding	8,800	5,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018

Net loss including noncontrolling interests	$(684)	$(900)
Other comprehensive loss:
Foreign currency translation adjustments	(181)	(94)
Comprehensive loss	(865)	(994)
Less: Comprehensive loss attributable to noncontrolling interests	111	207
Comprehensive loss attributable to Neonode Inc.	$(754)	$(787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

For the Quarter to Date periods ended March 31, 2018 through March 31, 2019

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2018	83	$-	5,859	$6	$192,861	$(99)	$(183,745)	$9,023	$(1,160)	$7,863

Adjustment related to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	1,583	1,583	-	1,583

Stock option and warrant compensation expense to employees and directors	-	-	-	-	12	-	-	12	-	12

Foreign currency translation adjustment	-	-	-	-	-	(94)	-	(94)	-	(94)

Net loss	-	-	-	-	-	-	(693)	(693)	(207)	(900)

Balances, March 31, 2018	83	$-	5,859	$6	$192,873	$(193)	$(182,855)	$9,831	$(1,367)	$8,464

Stock option compensation expense to employees and directors	-	-	-	-	18	-	-	18	-	18

Foreign currency translation adjustment	-	-	-	-	-	(336)	-	(336)	-	(336)

Net loss	-	-	-	-	-	-	(964)	(964)	(211)	(1,175)

Balances, June 30, 2018	83	$-	5,859	$6	$192,891	$(529)	$(183,819)	$8,549	$(1,578)	$6,971

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Foreign currency translation adjustment	-	-	-	-	-	13	-	13	-	13

Net loss	-	-	-	-	-	-	(810)	(810)	(142)	(952)

Balances, September 30, 2018	83	$-	5,859	$6	$192,891	$(516)	$(184,629)	$7,752	$(1,720)	$6,032

Conversion of series B Preferred Stock to Common Stock	(1)	-	-	-	-	-	-	-	-	-

Proceeds from sale of Common Stock, net of offering costs	-	-	2,941	3	4,616	-	-	4,619	-	4,619

Foreign currency translation adjustment	-	-	-	-	-	60	-	60	-	60

Net loss	-	-	-	-	-	-	(593)	(593)	(322)	(915)

Balances, December 31, 2018	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)	-	(181)

Net loss	-	-	-	-	-	-	(573)	(573)	(111)	(684)

Balances, March 31, 2019	82	$-	8,800	$9	$197,507	$(637)	$(185,795)	$11,084	$(2,153)	$8,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(684)	$(900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	12
Depreciation and amortization	222	278
Amortization of operating lease right-of-use assets	120	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	90	224
Projects in process	(8)	(34)
Inventory	(63)	(114)
Prepaid expenses and other current assets	(72)	163
Accounts payable and accrued expenses	16	122
Deferred revenues	30	(312)
Operating lease obligations	(111)	-
Net cash used in operating activities	(460)	(561)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(133)
Net cash used in investing activities	(47)	(133)

Cash flows from financing activities:
Principal payments on finance lease obligations	(137)	(143)
Net cash used in financing activities	(137)	(143)

Effect of exchange rate changes on cash	(89)	(52)

Net decrease in cash	(733)	(889)
Cash at beginning of period	6,555	5,796
Cash at end of period	$5,822	$4,907

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$7
Cash paid for interest	$10	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We adopted the new lease accounting standard effective January 1, 2019. We used the required modified retrospective approach for adoption of the new standard, which allowed us to begin reporting operating leases on the balance sheet as of January 1, 2019. See Notes 2 and 7 for further discussion.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.6 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of approximately $185.8 million and $185.2 million as of March 31, 2019 and December 31, 2018, respectively. In addition, operating activities used cash of approximately $0.5 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

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

We have obtained capital through private placements in recent years and currently have the ability to raise capital pursuant to an effective shelf registration statement, which is described immediately below.

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

The consolidated balance sheets at March 31, 2019 and December 31, 2018 and the consolidated statements of operations, comprehensive loss and cash flows for the periods ended March 31, 2019 and 2018 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and judgments that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates and judgments.

Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; measuring variable consideration and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; determining the net realizable value of inventory; recoverability of capitalized project costs and long-lived assets for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of options issued for stock-based compensation.

Cash

We have not had any liquid investments other than normal cash deposits with bank institutions to date. The Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan, Korea, Taiwan and Sweden. For deposits held with financial institutions in the U.S., the U.S. Federal Deposit Insurance Corporation, provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 100,000 Euro per customer and covers deposits in all types of accounts. The Japanese government provides insurance coverage up to 10,000,000 Yen per customer. The Korea Deposit Insurance Corporation provides insurance coverage up to 50,000,000 Won per customer. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar, per customer. At times, deposits held with financial institutions may exceed the amount of insurance provided.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. There was no allowance for doubtful accounts as of March 31, 2019. Our allowance for doubtful accounts was approximately $149,000 as of December 31, 2018.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $8,000 as of March 31, 2019. There were no costs capitalized in projects in process as of December 31, 2018.

Inventory

Inventory is stated at the lower of cost, computed using the first-in, first-out method (“FIFO”), and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

As of March 31, 2019 and December 31, 2018, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$246	$246
Work-in-Process	210	220
Finished goods	732	753
Ending inventory	$1,188	$1,219

Investment in Joint Venture

We have invested $3,000 for a 50% interest in Neoeye AB (“Neoeye”). We account for our investment using the equity method of accounting because the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of Neoeye. There have been no operations of Neoeye through March 31, 2019.

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

Equipment purchased under a finance lease is recognized over the term of the lease, if that lease term is shorter than the estimated useful life.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the condensed consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Right of Use Assets

A right-of-use asset represents a lessee’s right to use a leased asset for the term of the lease. Our right-of-use assets generally consist of operating leases for buildings and finance leases for manufacturing equipment.

Right-of-use assets are measured initially at the present value of the lease payments, plus any lease payments made before a lease began and any initial direct costs, such as commissions paid to obtain a lease.

Right-of-use assets are subsequently measured at the present value of the remaining lease payments, adjusted for incentives, prepaid or accrued rent, and any initial direct costs not yet expensed.

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flow from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2019, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(181,000) and $(94,000) during the three months ended March 31, 2019 and 2018, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(171,000) and $(29,000) during the three months ended March 31, 2019 and 2018, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of March 31, 2019, three customers represented approximately 61% of the Company’s accounts receivable.

As of December 31, 2018, four customers represented approximately 67% of the Company’s accounts receivable.

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2019 are as follows:

●	Hewlett Packard Company – 38%

●	Epson – 17%

●	Alpine – 12%

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2018 are as follows:

●	Hewlett Packard Company – 38%

●	Epson – 14%

●	Canon – 13%

Revenue Recognition

We recognize revenue when control of products is transferred to our customers, and when services are completed and accepted by our customers. The amount of revenue we recognize reflects the consideration we expect to receive for those products or services. Our contracts with customers may include combinations of products and services, for example, a contract that includes products and related engineering services. We structure our contracts such that distinct performance obligations, such as product sales or license fees, and related engineering services, are clearly defined in each contract.

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2019.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended March 31, 2019 and 2018, no losses related to SOW projects were recorded.

Optical Sensor Modules Revenues:

We earn revenue from sales of sensor modules hardware products to our OEM and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products (AirBar) that incorporate our sensor modules sold through distributors. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

The timing of revenue recognition related to AirBar modules depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale (online sales and other direct sales to customers) when we provide the promised product to the customer.

Because we generally use distributors to provide AirBar and sensor modules to our customers, we analyze the terms of distributor agreements to determine when control passes from us to our distributors. For sales of AirBar and sensor modules sold through distributors, revenues are recognized when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of March 31, 2019 and 2018. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$496	25%	$519	22%
Net license revenues from consumer electronics	1,446	72%	1,804	76%
Net revenues from sensor modules	50	2%	52	2%
Net revenues from non-recurring engineering	20	1%	-	-%
	$2,012	100%	$2,375	100%

Significant Judgments

Our contracts with customers may include promises to transfer multiple products and services to a customer, particularly when the contract is for a product and related engineering services fees for customizing that product for our customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Judgment may also be required to determine the SSP for each distinct performance obligation identified, although we generally structure our contracts such that performance obligations and pricing for each performance obligation are specifically addressed. We currently have no outstanding contracts with multiple performance obligations.

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

The following table presents accounts receivable and deferred revenues as of March 31, 2019 and 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable and unbilled revenue	$1,737	$1,830
Deferred revenues	104	75

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenues (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets; which are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, which are reported as contract liabilities and are generally classified as current. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

We do not anticipate impairment of our contract asset related to license fee revenues, given the creditworthiness of our customers whose invoices comprise the balance in that asset account. We will continue to monitor the timeliness of receipts from those customers, however, to assess whether the contract asset has been impaired.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $149,000 as of December 31, 2018. There was no allowance for doubtful accounts as of March 31, 2019.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2019	December 31, 2018
Balance at beginning of period	$17	$35
Provisions for warranty issued	(17)	(18)
Balance at end of period	$-	$17

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

The following table presents our deferred revenues (in thousands):

	March 31, 2019	December 31, 2018
Deferred AirBar revenues	$95	$59
Deferred sensor modules revenues	9	16
	$104	$75

During the three months ended March 31, 2019, the Company recognized revenues of approximately $35,000 related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2019 and 2018 amounted to approximately $19,000 and $43,000, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist primarily of personnel related costs in addition to external consultancy costs such as testing, certifying and measurements.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2019 and December 31, 2018. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2019 and December 31, 2018, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2019 and 2018. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2019 and 2018 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity in the condensed consolidated balance sheets.

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2019	2018
Swedish Krona	9.18	8.11
Japanese Yen	110.15	108.38
South Korean Won	1,125.77	1,071.14
Taiwan Dollar	30.83	29.28

Exchange rate for the consolidated balance sheets was as follows:

	As of
	March 31,	December 31,
	2019	2018
Swedish Krona	9.30	8.87
Japanese Yen	110.88	109.69
South Korean Won	1,136.90	1,113.63
Taiwan Dollar	30.85	30.61

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02 (and several subsequent accounting standards updates), lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for that asset's lease term. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

The effective date of the new lease standard (ASC 842) was January 1, 2019, and we adopted the new standard on that date. We used the modified retrospective approach, which allowed us to make our transition adjustments at January 1, 2019. We elected the optional transition method, which allows us to continue to use disclosures required by ASC 840, the prior standard, during 2019. As permitted by the transition method, we did not reassess existing leases.

We currently have a limited number of leased finance assets, all of which have been classified as finance leases under the new lease standard. We maintain a lease inventory for those leased assets; which are currently reported on our consolidated balance sheets and we continue to report them on our consolidated balance sheets under the new standard. We have reported two material operating leases (for the Kungsbacka manufacturing facility and the Stockholm corporate offices) on our consolidated balance sheets beginning January 1, 2019, which resulted in recording operating lease right-of-use assets and operating lease obligations of approximately $0.9 million. We determined that no adjustment to equity was necessary related to implementation of the new lease standard.

Because of the small number of assets we lease, we did not need to make systems changes to comply with the new standard. We continue to track leased assets outside of our accounting systems. We implemented additional process controls effective January 1, 2019 to ensure that we properly evaluate our contracts to determine whether they may contain leased assets. We assessed the impact of the new lease accounting standard on our consolidated financial statements to facilitate our adoption of the new standard on January 1, 2019. We have not noted (nor do we expect to see) material changes in financial ratios, leasing practices, or tax reporting; however, we will continue to address impacts to our business.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 and ASU 2018-19 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-13 and ASU 2018-19 will have on our consolidated financial statements, specifically regarding our trade receivables; however, we do not expect any significant impact from implementation of the new standard.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements (Topic 740, among others)”, (“ASU 2018-09”), and in March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”, (“ASU 2018-05”). The updates were issued to address the income tax accounting and SEC reporting implications of the Tax Cuts and Jobs Act, enacted December 22, 2017. The new legislation contained several key tax provisions that affected us, including the one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, among other changes.

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

3. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2019, there were no activities that affected common stock.

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

Preferred Stock

We have one class of preferred stock outstanding. There were no activities that affected preferred stock during the three months ended March 31, 2019.

Conversion of Preferred Stock Issued to Common Stock

The following table summarizes the amounts as of March 31, 2019.

	Shares of Preferred Stock Not Exchanged as of March 31, 2019	Conversion Ratio	Shares of Common Stock after Conversion of all Outstanding Shares of Preferred Stock Not yet Exchanged at March 31, 2019

Series B Preferred stock	82	132.07	10,830

Warrants

As of March 31, 2019 and December 31, 2018, there were 1,116,368 warrants to purchase common stock outstanding, respectively.

4. Stock-Based Compensation

The stock-based compensation expense for the three months ended March 31, 2019 and 2018 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Sales and marketing	$-	$8
General and administrative	-	4
Total stock-based compensation expense	$-	$12

There is no remaining unrecognized expense related to stock options as of March 31, 2019.

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

As of March 31, 2019, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2019	99,800	$34.55
Cancelled	-	-
Expired	-	-
Outstanding at March 31, 2019	99,800	$34.55

The aggregate intrinsic value of the 99,800 stock options that are outstanding, vested and expected to vest as of March 31, 2019 was $0.

For the three months ended March 31, 2019 and 2018, we recorded $0 and $12,000, respectively, of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three months ended March 31, 2019, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2019 and December 31, 2018.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2019, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of nonrecurring engineering costs. As of March 31, 2019 we paid a total of $835,000 of the non-recurring engineering costs and all obligations related to the NN1003 Agreement have been satisfied.

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of March 31, 2019, we had reimbursed for 1,832 units under the NN1003 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three months ended March 31, 2019 and 2018 were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount	Percentage	Amount	Percentage
United States	$1,063	53	1,139	48
Japan	600	30	788	33
Germany	186	9	228	10
China	75	4	129	5
Taiwan	40	2	63	3
Singapore	2	-	1	-
Other	46	2	27	1
	$2,012	100%	$2,375	100%

The following table presents our total assets by geographic region for the periods ended (in thousands):

	March 31, 2019	December 31, 2018
U.S.	$3,997	$2,828
Sweden	8,818	10,308
Asia	132	106
Total	$12,947	$13,242

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of one year to three years, and our two primary operating leases include options to extend the leases for one to three years; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our corporate office lease is automatically renewed at a cost increase of 2% on a yearly basis, unless we provide written notice three months prior to expiration date.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment; we report the manufacturing equipment, as well as finance lease current and noncurrent obligations on our balance sheets for our manufacturing equipment.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

 The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost (1)	$136

Finance lease cost:
Amortization of leased assets	$161
Interest on lease liabilities	10
Total finance lease cost	$171

(1) Includes short term lease costs of $16,000

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(122)
Operating cash flows from finance leases	(10)
Financing cash flows from finance leases	(137)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-
Finance leases	-

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating leases
Operating lease right-of-use assets	$798

Current portion of operating lease obligations	$455
Operating lease liabilities, net of current portion	351
Total operating lease liabilities	$806

Finance leases
Property and equipment, at cost	$3,363
Accumulated depreciation	(1,487)
Property and equipment, net	$1,876

Current portion of finance lease obligations	$546
Finance lease obligations, net of current portion	944
Total finance lease liabilities	$1,490

Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	2.0 years
Finance leases	2.2 years

Weighted Average Discount Rate
Operating leases (2)	5%
Finance leases	3%

 (2) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

  A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2019 is as follows (in thousands):

Years ending December 31,	Total
2019 (remaining months)	$363
2020	422
2021	60
845
Less imputed interest	(39)
Total lease liabilities	$806

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of March 31, 2019 (in thousands):

Year ending December 31,	Total
2019 (remaining months)	$430
2020	588
2021	479
2022	37
Total minimum payments required:	1,534
Less amount representing interest:	(44)
Present value of net minimum lease payments:	1,490
Less current portion	(546)
$944
Equipment under finance lease	$3,363
Less: accumulated depreciation	(1,487)
Net book value	$1,876

8. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2019 and 2018 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 0.3 million and 0.4 million outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2019 and 2018, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended March 31,
	2019	2018
BASIC AND DILUTED
Weighted average number of common shares outstanding	8,880	5,860
Net loss attributable to Neonode Inc.	$(573)	$(693)

Net loss per share - basic and diluted	$(0.07)	$(0.12)

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our limited experience manufacturing hardware devices, the uncertainty of growth in market acceptance for our technology, our history of losses since inception, our ability to remain competitive in response to new technologies, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to realize revenue from patent monetization, a reliance on our future customers’ ability to develop and sell products that incorporate our technology, our customer concentration and dependence on a limited number of customers, the uncertainty of demand for our technology in certain markets, the length of a product development and release cycle, our ability to manage growth effectively, our dependence on key members of our management and development team, our ability to maintain the Nasdaq listing of our common stock, and our ability to obtain adequate capital to fund future operations, For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”.

Overview

Our Company develops optical touch and gesture solutions for human interaction with devices. We offer our core technology under the brand name “zForce”.

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010 our licensing customers have sold approximately 70 million devices that use our technology.

In addition to our licensing business, we design and manufacture sensor modules that incorporate our zForce AIR technology. We sell our embedded sensors components to OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers for use in their products. We began shipping sensor modules in October 2017. We also sell our Neonode branded AirBar product incorporating one of our sensor modules through distributors and directly to consumers.

We derive revenues through technology licensing, selling embedded sensor modules and engineering consulting services. We mainly operate in the business-to-business (“B2B”) markets.

Licensing

As of March 31, 2019, we had entered into forty-one technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive, printer, specialized tablet and e-reader markets. Fourteen of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate current and new customers will initiate product shipments throughout 2019 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

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

Sensor Modules

In 2015, we developed our zForce AIR. This optical sensing technology which enables touch interaction, gesture control and object detection led to the development of a series of sensor modules that provide our customers with various solutions in a sensor hardware component.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2019 vs 2018
	2019	2018	Variance in Dollars	Variance in Percent
Revenue:
License Fees	$1,942	$2,323	$(381)	(16.4)%
Percentage of revenue	96.5%	97.8%
Sensor Modules	$50	$52	$(2)	(3.8)%
Percentage of revenue	2.5%	2.2%
NRE	$20	$-	$20	-%
Percentage of revenue	1.0%	-%
Total Revenue	$2,012	$2,375	$(363)	(15.3)%

Cost of Sales:
Sensor Modules	$(16)	$45	$(61)	(135.6)%
Percentage of revenue	(0.8)%	1.9%
NRE	$117	$1	$116	11600.0%
Percentage of revenue	5.8%	0.0%
Total Cost of Sales	$101	$46	$55	119.6%

Total Gross Margin	$1,911	$2,329	$(418)	(17.9)%

Operating Expense:
Research and development	$1,259	$1,518	$(259)	(17.1)%
Percentage of revenue	62.6%	63.9%
Sales and marketing	449	556	(107)	(19.2)%
Percentage of revenue	22.3%	23.4%
General and administrative	871	1,134	(263)	(23.2)%
Percentage of revenue	43.3%	47.7%
Total Operating Expenses	$2,579	$3,208	$(629)	(19.6)%
Percentage of revenue	128.2%	135.1%

Operating Loss	$(668)	$(879)	$211	(24.0)%
Percentage of revenue	(33.2)%	(37.0)%
Other Expenses	(10)	(14)	4	(28.6)%
Percentage of revenue	(0.5)%	(0.6)%
Provision for income taxes	(6)	(7)	1	(14.3)%
Percentage of revenue	(0.3)%	(0.3)%
Less: net loss attributable to noncontrolling interests	111	207	(96)	(46.4)%
Percentage of revenue	5.5%	8.7%
Net Loss attributable to Neonode Inc.	(573)	(693)	120	(17.3)%
Percentage of revenue	(28.5)%	(29.2)%
Net Loss per share attributable to Neonode Inc.	$(0.07)	$(0.12)	$0.05	(41.7)%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three months ended March 31, 2019 and 2018 were to customers located in the U.S., Europe and Asia.

The decrease of 15% in total net revenues for the three-month period in 2019 as compared to the same period in 2018 is primarily related to lower printer license revenues from Canon and HP. This is partly offset by higher printer license revenues from Lexmark and the non-recurring engineering revenues in the first quarter of 2019.

Our net revenues for the three months ended March 31, 2019 included $1.9 million from technology license fees, $50,000 from sales of sensor modules and $20,000 from sales of NRE. Our net revenues for the three months ended March 31, 2018 included $2.3 million from technology license fees plus $52,000 from sales of sensor modules. There were no sales of NRE during the first three months 2018.

The following table presents the license fee revenue distribution per market for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount	Percentage	Amount	Percentage
Printers	$1,284	66%	$1,570	68%
E-Readers and tablets	162	8%	234	10%
Automotive	496	26%	519	22%
	$1,942	100%	$2,323	100%

Gross Margin

Our combined total gross margin was 95% and 98% for the three months ended March 31, 2019 and 2018. The decrease in total gross margin in 2019 as compared to 2018 is primarily due to lower license fees and NRE direct costs. For the three months ended March 31, 2019, license fees accounted for 97% of total revenue compared to 98% in the same period in 2018. There were $20,000 of NRE revenues for the three months ended March 31, 2019 compared to none or minimal during the same period 2018. Gross margin on sensor module sales in the three months ended March 31, 2019 and 2018 was 132% and 13%, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2019 and 2018 were $1.3 million and $1.5 million, respectively. The decrease is primarily related to lower staff expenses, partly offset by higher costs for scrapped material in 2019. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2019 and 2018 were $0.4 million and $0.6 million, respectively. The expenses for the three months ended March 31, 2019 was lower compared to the same period in 2018, primarily due to lower staff expenses and less travelling. Included in sales and marketing expenses for the three months ended March 31, 2018, is $8,000 of non-cash stock-based compensation expense. There was no remaining unrecognized expense related to stock options as of March 31, 2019.

Our sales activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products. Our customers will then sell and market their products incorporating our technology to their customers. In March 2019 we entered into an agreement with Convergence Promotions LLC to act as our North American sales and marketing partner to the industrial, medical, aerospace, military, robotics and consumer markets. In February 2019, we entered into an agreement with CeCop for sales and marketing of AirBar products in Europe.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2019 and 2018 were $0.9 million and $1.1 million, respectively. The decrease was primarily due to lower consultancy costs. Included in G&A expenses for the three months ended March 31, 2018, was $4,000 of non-cash stock-based compensation expense consisting of stock options issued to employees and consultants.  There were no non-cash stock-based compensation expenses during the three months ended March 31, 2019.

Income Taxes

Our effective tax rate was (1%) and (1%) for the three months ended March 31, 2019 and 2018, respectively. The negative tax rate in the three months ended March 31, 2019 and March 31, 2018 is due to withholding taxes from sales. We recorded valuation allowances for the three month periods ended March 31, 2019 and March 31, 2018 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $0.6 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than operating leases incurred in the normal course of business. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that are not reflected on the face of the condensed consolidated financial statements.

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2019, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of nonrecurring engineering costs. As of March 31, 2019 we paid a total of $835,000 of the non-recurring engineering costs and all obligations related to the NN1003 Agreement have been satisfied.

Operating Leases

We have two material operating leases. On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease is automatically renewed at a cost increase of 2% on a yearly basis, unless written notice is provided three months prior to expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease expires on October 1, 2021 and must be terminated with nine months’ written notice before expiration or is otherwise renewed for another three years

For the quarters ended March 31, 2019 and 2018, we recorded approximately $176,000 and $184,000, respectively, for rent expense for all leased properties. See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion.

Finance Leases

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original six-year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. The implicit interest rate of the lease is 4% per annum.

Between the second and the fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements entered into during 2016, we are obligated to purchase the equipment at the end of the original three to five years lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance these five leases are classified as finance leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of these five leases is currently approximately 3% per annum. The additional lease entered into during 2016 is a hire-purchase agreement that requires the equipment to be paid off after five years. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of this lease is approximately 3% per annum.

In 2017, we entered into one lease for component production equipment. Under the terms of the lease agreement the lease will be renewed within one year of the end of the original four-year lease term. In accordance with relevant accounting guidance, the lease is classified as a finance lease. The lease payments and depreciation periods began in May 2017 when the equipment went into service. The implicit interest rate of the lease is approximately 1.5% per annum.

In 2018, we entered into one lease for component production equipment. Under the terms of the agreement, the lease will be renewed within one year of the original four-year lease term. In accordance with relevant accounting guidance, the lease is classified as a finance lease. The lease payments and depreciation periods began in August 2018 when the equipment went into service. The implicit interest rate of the lease is approximately 1.5% per annum.

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion.

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

As of March 31, 2019, we had cash of $5.8 million compared to $6.6 million as of December 31, 2018.

Working capital (current assets less current liabilities) was $7.0 million as of March 31, 2019, compared to $8.2 million as of December 31, 2018.

Net cash used in operating activities for the three months ended March 31, 2019 was $0.5 million and was primarily the result of a net loss of $0.7 million and approximately $0.3 million in non-cash operating expenses, comprised primarily of depreciation and amortization  and amortization of operating lease right-of-use assets.

 Net cash used in operating activities for the three months ended March 31, 2018 was $0.6 million and was primarily the result of a net loss of approximately $0.9 million and approximately $0.3 million in non-cash operating expenses, comprised primarily of depreciation and amortization.

Accounts receivable and unbilled revenues decreased by approximately $0.1 million as of March 31, 2019 compared to December 31, 2018. This was due to the timing of the payments received from customers.

Inventory decreased by approximately $63,000 during the three months ended March 31, 2019 compared to December 31, 2018.

Deferred revenues increased by approximately $30,000 during the three months ended March 31, 2019 compared to December 31, 2018, primarily due to prepayments from customers for item sales.

 During the three months ended March 31, 2019 and 2018, we purchased approximately $47,000 and $133,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $137,000 during the three months ended March 31, 2019 was the result of principal payments on finance leases.

Net cash used in financing activities of $143,000 during the three months ended March 31, 2018 was the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $0.7 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of approximately $185.8 million and $185.2 million as of March 31, 2019 and December 31, 2018, respectively. In addition, operating activities used cash of approximately $0.5 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors as part of a non-brokered private placement pursuant to which we issued a total of 2,940,767 shares of common stock at $1.60 per share for a purchase price of $4.6 million in net proceeds. The common stock issued in the private placement has not been registered for resale and we are not required under the Securities Purchase Agreement to register the stock for resale. The purchasers in the private placement included Neonode directors, Ulf Rosberg and Andreas Bunge, and members of management and certain employees of the Company, including Chief Executive Officer, Hakan Persson, and Chief Financial Officer, Lars Lindqvist. The Neonode directors and members of management and employees individually purchased an aggregate of approximately $2 million of common stock as part of the private placement. In addition, existing major shareholder, Peter Lindell, also purchased shares. Mr. Lindell and Mr. Rosberg are now each a beneficial owner of approximately 19% of Neonode common stock.

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

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. Historically, we have been able to access the capital markets through sales of common stock and warrants to generate liquidity. Our management believes it could raise capital through public or private offerings if needed to provide us with sufficient liquidity. However, because we have reserved substantially all remaining shares of authorized stock for outstanding options and warrants, our ability to obtain liquidity through equity sales may be limited unless and until those securities expire or our stockholders approve an increase in the number of shares of authorized stock at our 2019 Annual Meeting of Stockholders.

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

Our contracts with customers may include promises to transfer multiple products and services to a customer, particularly when the contract covers a product and related engineering services fees for customizing that product for our customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Judgment may also be required to determine the stand-alone selling price for each distinct performance obligation identified, although we generally structure our contracts such that performance obligations and pricing for each performance obligation are specifically addressed. We currently have no outstanding contracts with multiple performance obligations; however, we recently negotiated a contract that may include multiple performance obligations in the future.

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

We adopted the new accounting standard for leases effective January 1, 2019. We used the modified retrospective approach, which allowed us to make our transition adjustments at January 1, 2019. We elected the optional transition method, which allows us to continue to use disclosures required by ASC 840, the prior standard, during 2019. As permitted by the transition method, we did not reassess existing leases.

See Note 2 – Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion of critical accounting policies and discussion of estimates.

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

NEONODE INC.

Date: May 8, 2019	By:	/s/ Lars Lindqvist
Lars Lindqvist
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)