Form 10-Q
period 2019-06-30
Neonode Inc.
filed 2019-08-14
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2019 was 8,811,154.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2019

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

	Item 1	Financial Statements	1

		Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018 (Audited)	1

		Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018	2

		Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018	3

		Unaudited Condensed Consolidated Statements of Stockholders’ Equity	4-5

		Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	35

	Item 4	Controls and Procedures	35

PART II	OTHER INFORMATION

	Item 1	Legal Proceedings	36

	Item 1A	Risk Factors	36

	Item 6	Exhibits	36

SIGNATURES			37

EXHIBITS

i

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$4,638	$6,555
Accounts receivable and unbilled revenue, net	1,784	1,830
Projects in process	8	-
Inventory	1,166	1,219
Prepaid expenses and other current assets	762	890
Total current assets	8,358	10,494

Investment in joint venture	3	3
Property and equipment, net	2,011	2,484
Operating lease right-of-use assets	728	-
Other assets	246	261
Total assets	$11,346	$13,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$401	$501
Accrued payroll and employee benefits	1,112	902
Accrued expenses	93	265
Deferred revenues	66	75
Current portion of finance lease obligations	547	570
Current portion of operating lease obligations	427	-
Total current liabilities	2,646	2,313

Finance lease obligations, net of current portion	807	1,133
Operating lease obligations, net of current portion	266	-
Total liabilities	3,719	3,446

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 80 and 82 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 15,000,000 shares authorized with par value $0.001 per share; 8,800,577 and 8,800,313 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	9	9
Additional paid-in capital	197,507	197,507
Accumulated other comprehensive loss	(611)	(456)
Accumulated deficit	(187,059)	(185,222)
Total Neonode Inc. stockholders’ equity	9,846	11,838
Noncontrolling interests	(2,219)	(2,042)
Total stockholders’ equity	7,627	9,796
Total liabilities and stockholders’ equity	$11,346	$13,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
License fees	$1,467	$1,761	$3,409	$4,084
Sensor module	223	85	273	137
Non-recurring engineering	20	30	40	30
Total revenues	1,710	1,876	3,722	4,251
Cost of revenues:
Sensor module	72	89	56	134
Non-recurring engineering	(1)	-	116	1
Total cost of revenues	71	89	172	135

Total gross margin	1,639	1,787	3,550	4,116

Operating expenses:
Research and development	1,452	1,362	2,711	2,880
Sales and marketing	491	470	940	1,026
General and administrative	1,010	1,116	1,881	2,250

Total operating expenses	2,953	2,948	5,532	6,156
Operating loss	(1,314)	(1,161)	(1,982)	(2,040)

Other expense:
Interest expense	9	13	19	27
Total other expense	9	13	19	27

Loss before provision for income taxes	(1,323)	(1,174)	(2,001)	(2,067)

Provision for income taxes	7	1	13	8
Net loss including noncontrolling interests	(1,330)	(1,175)	(2,014)	(2,075)
Less: Net loss attributable to noncontrolling interests	66	211	177	418
Net loss attributable to Neonode Inc.	$(1,264)	$(964)	$(1,837)	$(1,657)

Loss per common share:
Basic and diluted loss per share	$(0.14)	$(0.16)	$(0.21)	$(0.28)
Basic and diluted – weighted average number of common shares outstanding	8,801	5,859	8,800	5,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net loss	$(1,330)	$(1,175)	$(2,014)	$(2,075)
Other comprehensive income (loss):
Foreign currency translation adjustments	26	(336)	(155)	(430)
Comprehensive loss	(1,304)	(1,511)	(2,169)	(2,505)
Less: Comprehensive loss attributable to noncontrolling interests	66	211	177	418
Comprehensive loss attributable to Neonode Inc.	$(1,238)	$(1,300)	$(1,992)	$(2,087)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

For the Quarter to Date periods ended June 30, 2018 through June 30, 2019

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

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Foreign currency translation adjustment	-	-	-	-	-	13	-	13	-	13

Net loss	-	-	-	-	-	-	(810)	(810)	(142)	(952)

Balances, September 30, 2018	83	$-	5,859	$6	$192,891	$(516)	$(184,629)	$7,752	$(1,720)	$6,032

Conversion of series B Preferred Stock to Common Stock	(1)	-	-	-	-	-	-	-	-	-

Proceeds from sale of Common Stock, net of offering costs	-	-	2,941	3	4,616	-	-	4,619	-	4,619

Foreign currency translation adjustment	-	-	-	-	-	60	-	60	-	60

Net loss	-	-	-	-	-	-	(593)	(593)	(322)	(915)

Balances, December 31, 2018	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)	-	(181)

Net loss	-	-	-	-	-	-	(573)	(573)	(111)	(684)

Balances, March 31, 2019	82	$-	8,800	$9	$197,507	$(637)	$(185,795)	$11,084	$(2,153)	$8,931

Conversion of series B Preferred Stock to Common Stock	(2)	-	1	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	26	-	26	-	26

Net loss	-	-	-	-	-	-	(1,264)	(1,264)	(66)	(1,330)

Balances, June 30, 2019	80	$-	8,801	$9	$197,507	$(611)	$(187,059)	$9,846	$(2,219)	$7,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(2,014)	$(2,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	29
Bad debt expense	19	-
Depreciation and amortization	439	536
Amortization of operating lease right-of-use assets	189	-

Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	24	532
Projects in process	(8)	(224)
Inventory	(5)	(56)
Prepaid expenses and other current assets	118	45
Accounts payable and accrued expenses	1	219
Deferred revenues	(14)	(437)
Operating lease obligations	(224)	-
Net cash used in operating activities	(1,475)	(1,431)

Cash flows from investing activities:
Purchase of property and equipment	(77)	(145)
Net cash used in investing activities	(77)	(145)

Cash flows from financing activities:
Principal payments on finance lease obligations	(272)	(277)
Net cash used in financing activities	(272)	(277)

Effect of exchange rate changes on cash	(93)	(250)

Net decrease in cash	(1,917)	(2,103)
Cash at beginning of period	6,555	5,796
Cash at end of period	$4,638	$3,693

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$8
Cash paid for interest	$19	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We adopted the new lease accounting standard effective January 1, 2019. We used the required modified retrospective approach for adoption of the new standard, which allowed us to begin reporting operating leases on the balance sheet as of January 1, 2019. See Notes 2 and 7 for further discussion.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops and licenses user interfaces and optical touch technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed the Neonode technology into devices that they produce and sell. In the fourth quarter of 2016, Neonode started to manufacture and sell AirBar. In December 2017, we began selling embedded sensor modules that incorporate Neonode technology.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.3 million and $1.8 million and $1.0 million and $1.7 million for the three and six months ended June 30, 2019 and 2018, respectively, and had an accumulated deficit of approximately $187.1 million and $185.2 million as of June 30, 2019 and December 31, 2018, respectively. In addition, operating activities used cash of approximately $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.

We expect that our revenues from license fees, sensor module, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in 2019. In addition, we have improved the overall cost efficiency of our operations, as a result of the transition from providing our customers a full custom design solution to providing standardized sensor modules which require limited custom design work. We intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate financing is not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

The condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2019 and 2018 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Cash

We have not had any liquid investments other than normal cash deposits with bank institutions to date. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $19,000 and $149,000 as of June 30, 2019 and December 31, 2018, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $8,000 as of June 30, 2019. There were no costs capitalized in projects in process as of December 31, 2018.

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

As of June 30, 2019 and December 31, 2018, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$379	$246
Work-in-process	201	220
Finished goods	586	753
Ending inventory	$1,166	$1,219

Investment in Joint Venture

We have invested $3,000 for a 50% interest in Neoeye AB (“Neoeye”). We account for our investment using the equity method of accounting because the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the condensed consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of Neoeye. There have been no operations of Neoeye through June 30, 2019.

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

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flow from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2019, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $26,000 and $(155,000) during the three and six months ended June 30, 2019, respectively, compared to translation losses of $336,000 and $430,000 during the same periods in 2018, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(57,000) and $114,000 during the three and six months ended June 30, 2019, respectively, compared to $8,000 and $(21,000) during the same periods in 2018, respectively.

Concentration of Credit and Business Risks

Our customers are located in the U.S., Europe and Asia.

As of June 30, 2019, four customers represented approximately 70% of the Company’s accounts receivable compared to 67% as of December 31 2018.

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2019 are as follows:

●	Hewlett Packard Company – 45%

●	Epson – 11%

●	Alpine – 13%

●	Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2019 are as follows:

●	Hewlett Packard Company – 41%

●	Epson – 14%

●	Alpine – 12%

●	Bosch – 10%

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2018 are as follows:

●	Hewlett Packard Company – 29%

●	Epson – 14%

●	Canon – 15%

●	Amazon – 12%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2018 are as follows:

●	Hewlett Packard Company – 34%

●	Epson – 14%

●	Canon – 14%

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2019.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the three and six months ended June 30, 2019 and 2018, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $11,000 as of June 30, 2019 and insignificant as of December 31, 2018. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$440	26%	$385	21%
Net license revenues from consumer electronics	1,027	60%	1,376	73%
Net revenues from sensor modules	223	13%	85	4%
Net revenues from non-recurring engineering	20	1%	30	2%
	$1,710	100%	$1,876	100%
	Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$936	25%	$904	21%
Net license revenues from consumer electronics	2,473	67%	3,180	75%
Net revenues from sensor modules	273	7%	137	3%
Net revenues from non-recurring engineering	40	1%	30	1%
	$3,722	100%	$4,251	100%

Significant Judgments:

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

Contract Balances:

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when we have an unconditional right to receive future payments from customers, and we record unearned deferred revenue when we receive prepayments or upfront payments for goods or services from our customers.

The following table presents accounts receivable and deferred revenues as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable and unbilled revenue, net	$1,784	$1,830
Deferred revenues	66	75

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $19,000 and $149,000 as of June 30, 2019 and December 31, 2018, respectively.

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

Costs to Obtain Contracts:

We record the incremental costs of obtaining a contract with a customer as an asset, if we expect the benefit of those costs to cover a period greater than one year. We currently have no incremental costs that must be capitalized.

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	June 30, 2019	December 31, 2018
Balance at beginning of period	$17	$35
Provisions for warranty issued	(6)	(18)
Balance at end of period	$11	$17

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

The following table presents our deferred revenues (in thousands):

	June 30, 2019	December 31, 2018
Deferred License revenues	$28	$-
Deferred AirBar revenues	10	59
Deferred sensor modules revenues	12	16
Deferred NRE revenues	16	-
	$66	$75

During the three and six months ended June 30, 2019, the Company recognized revenues of approximately $40,000 and $75,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2019 amounted to approximately $29,000 and $48,000, respectively. Advertising costs for the three and six months ended June 30, 2018 amounted to approximately $27,000 and $70,000 respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2019 and December 31, 2018. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2019 and December 31, 2018, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2019 and 2018. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2019 and 2018 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Six months ended June 30,
	2019	2018
Swedish Krona	9.31	8.38
Japanese Yen	110.03	108.71
South Korean Won	1,146.39	1,074.69
Taiwan Dollar	30.97	29.52

Exchange rate for the condensed consolidated balance sheets was as follows:

	As of
	June 30,	December 31,
	2019	2018
Swedish Krona	9.28	8.87
Japanese Yen	107.90	109.69
South Korean Won	1,156.43	1,113.63
Taiwan Dollar	30.97	30.61

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02 (and several subsequent accounting standards updates), lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for that asset’s lease term. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

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

We currently have a limited number of leased finance assets, all of which have been classified as finance leases under the new lease standard. We maintain a lease inventory for those leased assets; which are currently reported on our condensed consolidated balance sheets and we continue to report them on our condensed consolidated balance sheets under the new standard. We have reported two material operating leases (for the Kungsbacka manufacturing facility and the Stockholm corporate offices) on our condensed consolidated balance sheets beginning January 1, 2019, which resulted in recording operating lease right-of-use assets and operating lease obligations of approximately $0.9 million. We determined that no adjustment to equity was necessary related to implementation of the new lease standard.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, (“ASU 2019-04”), ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326)”, (“ASU 2019-05”), and ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, ASU 2019-04, ASU 2019-05 and ASU 2018-19 will become effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact ASU 2016-13, ASU 2019-04, ASU 2019-05 and ASU 2018-19 will have on our consolidated financial statements, specifically regarding our trade receivables; however, we do not expect any significant impact from implementation of the new standard.

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

3. Stockholders’ Equity

Common Stock

On September 27, 2018, the Company filed a certificate of amendment to its restated certificate of incorporate with the state of Delaware to effect the reverse stock split, effective October 1, 2018. The Company also filed a certificate of amendment to its restated certificate of incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 10,000,000 shares. The filing did not affect the number of authorized preferred stock of 1,000,000 shares.

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

Effective June 11, 2019, the Company further amended its restated certificate of incorporation to increase the number of authorized shares of common stock to 15,000,000 shares.

Preferred Stock

We have one class of preferred stock outstanding. On April 10, 2019, a holder of two shares of Series B Preferred stock converted into 264 shares of our common stock.

Effective July 1, 2019, the Company implemented a conversion of all outstanding shares of Series B Preferred Stock into shares of common stock. Each share of Series B Preferred Stock was automatically converted into 132.07 shares of common stock. No fractional shares were issued. In lieu of any fractional shares, the resulting number of shares of common stock was rounded up to the nearest whole number. Accordingly, 10,577 shares of common stock were issued as a result of the conversion.

Warrants

As of June 30, 2019 and December 31, 2018, there were 1,116,368 warrants to purchase common stock outstanding.

4. Stock-Based Compensation

The stock-based compensation expense for the six months ended June 30, 2019 and 2018 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales and marketing	$-	$(2)	$-	$6
General and administrative	-	19	-	23
Total stock-based compensation expense	$-	$17	$-	$29

There is no remaining unrecognized expense related to stock options as of June 30, 2019.

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

As of June 30, 2019, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2019	99,800	$34.55
Cancelled	-	-
Expired	(44,300)	42.50
Outstanding at June 30, 2019	55,500	$28.20

The aggregate intrinsic value of the 55,500 stock options that are outstanding, vested and expected to vest as of June 30, 2019 was $0.

For both the three and six months ended June 30, 2019, we recorded $0 of compensation expense related to the vesting of stock options. For the three and six months ended June 30, 2018, the corresponding amounts were $17,000 and $29,000, respectively. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three and six months ended June 30, 2019, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2019 and December 31, 2018.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2019 and December 31, 2018.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2019, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of nonrecurring engineering costs. As of June 30, 2019 we paid a total of $835,000 of the non-recurring engineering costs and all obligations related to the NN1003 Agreement have been satisfied.

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of June 30, 2019, we had reimbursed for 1,832 units under the NN1003 Agreement.

Patent Assignment

On May 6, 2019, Neonode assigned a portfolio of patents to Aequitas Technologies LLC. The portfolio contains two patent families comprising nine U.S. patents, five non-U.S. patents and three pending U.S. patent applications. The assignment provides Neonode the right to share potential proceeds generated from a licensing and monetization program.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three and six months ended June 30, 2019 and 2018 were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
United States	$898	53%	792	42%
Japan	417	24	708	38
Germany	185	11	181	10
China	53	3	69	4
Taiwan	(22)	(1)	46	2
Singapore	-	-	(1)	-
United Arab Emirates	-	-	48	3
Canada	7	-	-	-
South Korea	-	-	23	1
Switzerland	40	2	-	-
France	131	8	-	-
Other	1	-	10	-
	$1,710	100%	$1,876	100%

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
United States	$1,962	54%	1,931	45%
Japan	1,017	27	1,496	35
Germany	371	10	409	10
China	128	3	198	5
Taiwan	18	-	110	3
Singapore	2	-	-	-
United Arab Emirates	-	-	48	1
Canada	7	-	-	-
South Korea	4	-	-	-
Switzerland	57	2	-	-
France	152	4	-	-
Other	4	-	59	1
	$3,722	100%	$4,251	100%

The following table presents our total assets by geographic region for the periods ended (in thousands):

	June 30, 2019	December 31, 2018
U.S.	$4,789	$2,828
Sweden	6,451	10,308
Asia	106	106
Total	$11,346	$13,242

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

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our corporate office lease is automatically renewed at a cost increase of 2% on a yearly basis, unless we provide written notice six months prior to expiration date.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$153	$309

Finance lease cost:
Amortization of leased assets	$157	$318
Interest on lease liabilities	8	18
Total finance lease cost	$165	$336

(1)	Includes short term lease costs of $32,000 and $66,000 for the three and six months ended June 30, 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	(67)	(189)
Operating cash flows from finance leases	(8)	(18)
Financing cash flows from finance leases	(135)	(272)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Operating leases
Operating lease right-of-use assets	$728

Current portion of operating lease obligations	$427
Operating lease liabilities, net of current portion	266
Total operating lease liabilities	$693

Finance leases
Property and equipment, at cost	$3,368
Accumulated depreciation	(1,650)
Property and equipment, net	$1,718

Current portion of finance lease obligations	$547
Finance lease obligations, net of current portion	807
Total finance lease liabilities	$1,354

Six months Ended June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	1.6 years
Finance leases	2.0 years

Weighted Average Discount Rate
Operating leases (2)	5%
Finance leases	3%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2019 is as follows (in thousands):

Years ending December 31,	Total
2019 (remaining months)	$207
2020	457
2021	60
724
Less imputed interest	(31)
Total lease liabilities	693
Less current portion	(427)
$266

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of June 30, 2019 (in thousands):

Year ending December 31,	Total
2019 (remaining months)	$286
2020	589
2021	479
2022	37
Total minimum payments required:	1,391
Less amount representing interest:	(37)
Present value of net minimum lease payments:	1,354
Less current portion	(547)
$807

Disclosures related to periods prior to adoption of ASC 842

Minimum future lease payments under capital and operating lease obligations as of December 31, 2018 were as follows:

Year ending December 31,	Capital	Operating
2019	$602	$457
2020	616	89
2021	502	3
2022	39	-
Total minimum payments required	1,759	$549
Less amount representing interest	(56)
Present value of net minimum lease payments	1,703
Less current portion	(570)
	$1,133

8. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2019 and 2018 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 348,000 and 1,000 outstanding stock warrants under the treasury stock method, and 11,000 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2019 and 2018, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended June 30,
	2019	2018
BASIC AND DILUTED
Weighted average number of common shares outstanding	8,801	5,859
Net loss attributable to Neonode Inc.	$(1,264)	$(964)

Net loss per share - basic and diluted	$(0.14)	$(0.16)

(in thousands, except per share amounts)	Six months ended June 30,
	2019	2018
BASIC AND DILUTED
Weighted average number of common shares outstanding	8,800	5,859
Net loss attributable to Neonode Inc.	$(1,837)	$(1,657)

Net loss per share - basic and diluted	$(0.21)	$(0.28)

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

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010 our licensing customers have sold approximately 72 million devices that use our technology.

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

Licensing

As of June 30, 2019, we had entered into forty-two technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended				Six months ended
	June 30,		Variance in		June 30,		Variance in
	2019	2018	$	%	2019	2018	$	%

Revenue:
License Fees	$1,467	$1,761	$(294)	(16.7)%	$3,409	$4,084	$(675)	(16.5)%
Percentage of revenue	85.8%	93.9%			91.6%	96.1%
Sensor Modules	$223	$85	$138	162.4%	$273	$137	$136	99.3%
Percentage of revenue	13.0%	4.5%			7.3%	3.2%
NRE	$20	$30	$(10)	(33.3)%	$40	$30	$10	33.3%
Percentage of revenue	1.2%	1.6%			1.1%	0.7%
Total Revenue	$1,710	$1,876	$(166)	(8.8)%	$3,722	$4,251	$(529)	(12.4)%

Cost of Sales:
Sensor Modules	$72	$89	$(17)	(19.1)%	$56	$134	$(78)	(58.2)%
Percentage of revenue	4.2%	4.7%			1.5%	3.2%
NRE	$(1)	$-	$(1)	-%	$116	$1	$115	11500.0%
Percentage of revenue	(0.1)%	-%			3.1%	-%
Total Cost of Sales	$71	$89	$(18)	(20.2)%	$172	$135	$37	27.4%

Total Gross Margin	$1,639	$1,787	$(148)	(8.3)%	$3,550	$4,116	$(566)	(13.8)%

Operating Expense:
Research and development	$1,452	$1,362	$90	6.6%	$2,711	$2,880	$(169)	(5.9)%
Percentage of revenue	84.9%	72.6%			72.8%	67.7%
Sales and marketing	491	470	21	4.5%	940	1,026	(86)	(8.4)%
Percentage of revenue	28.7%	25.1%			25.3%	24.1%
General and administrative	1,010	1,116	(106)	(9.5)%	1,881	2,250	(369)	(16.4)%
Percentage of revenue	59.1%	59.5%			50.5%	52.9%
Total Operating Expenses	$2,953	$2,948	$5	0.2%	$5,532	$6,156	$(624)	(10.1)%
Percentage of revenue	172.7%	157.1%			148.6%	144.8%

Operating Loss	$(1,314)	$(1,161)	$(153)	13.2%	$(1,982)	$(2,040)	$58	(2.8)%
Percentage of revenue	(76.8)%	(61.9)%			(53.3)%	(48.0)%
Other Expenses	(9)	(13)	4	(30.8)%	(19)	(27)	8	(29.6)%
Percentage of revenue	(0.5)%	(0.7)%			(0.5)%	(0.6)%
(Benefits from) Provision for income taxes	7	1	(6)	600.0%	13	8	(5)	62.5%
Percentage of revenue	0.4%	0.1%			0.3%	0.2%
Less: net loss attributable to noncontrolling interests	66	211	(145)	(68.7)%	177	418	(241)	(57.7)%
Percentage of revenue	3.9%	11.2%			4.8%	9.8%
Net Loss attributable to Neonode Inc.	(1,264)	(964)	(300)	31.1%	(1,837)	(1,657)	(180)	10.9%
Percentage of revenue	(73.9)%	(51.4)%			(49.4)%	(39.0)%
Net Loss attributable to Neonode Inc. per share	$(0.14)	$(0.16)	$(0.02)	(12.5)%	$(0.21)	$(0.28)	$(0.07)	(25.0)%
Percentage of revenue	0.0%	0.0%			0.0%	0.0%

Net Revenues

All of our sales for the three and six months ended June 30, 2019 and 2018 were to customers located in the U.S., Europe and Asia.

The decrease of 9% and 12% in total net revenues for the three- and six-month periods in 2019 as compared to the same periods in 2018 was primarily related to lower printer license revenues from Canon, partly offset by higher printer license revenues from Lexmark and higher sales of sensor modules.

Our net revenues for the three and six months ended June 30, 2019 included $1.5 million and $3.4 million, respectively, from technology license fees, $222,000 and $273,000, respectively, from sales of sensor modules and $20,000 and $40,000, respectively, from sales of NRE. Our net revenues for the three and six months ended June 30, 2018 included $1.8 million and $4.1 million, respectively, from technology license fees, $85,000 and $137,000, respectively, from sales of sensor modules and $30,000 and $30,000, respectively, from sales of NRE. There were no sales of NRE during the first three months 2018.

The following table presents the license fee revenue distribution per market for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Printers	$1,073	73%	$1,101	62%
E-Readers and tablets	(46)	(3)%	275	16%
Automotive	440	30%	385	22%
	$1,467	100%	$1,761	100%

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount	Percentage	Amount	Percentage
Printers	$2,357	69%	$2,671	65%
E-Readers and tablets	116	3%	509	13%
Automotive	936	28%	904	22%
	$3,409	100%	$4,084	100%

Gross Margin

Our combined total gross margin was 96% and 95% for the three and six months ended June 30, 2019, respectively, and 95% and 97% for the three and six months ended June 30, 2018, respectively. The decrease in total gross margin in 2019 as compared to 2018 was primarily due to lower license fees and an increase in NRE direct costs. For the three and six months ended June 30, 2019, license fees accounted for 86% and 92%, respectively, of total revenue compared to 94% and 96% in the same periods in 2018. There were $20,000 and $40,000 of NRE revenues for the three and six months ended June 30, 2019, respectively, compared to $30,000 and $30,000 in the same periods 2018. Gross margin on sensor module sales in the three and six months ended June 30, 2019 was 68% and 79%, respectively, while for the same periods in 2018 was (5)% and 2%, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2019 were $1.5 million and $2.7 million, respectively. For the same periods in 2018, the R&D expenses were $1.4 million and $2.9 million. The decrease was primarily related to lower staff expenses, partly offset by higher costs for scrapped material in 2019. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. In April 2019 we signed a collaboration agreement with Finetek Co. Ltd. of Korea. According to the terms of the agreement Finetek will serve as a system integrator and future electronic manufacturing partner for Neonode zForce® technology.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2019 were $0.5 million and $0.9 million, respectively. The sales and marketing costs for the same periods in 2018 were $0.5 million and $1.0 million. The expenses for the three months was higher compared to the same period in 2018 and for the six months ended June 30, 2019 were lower compared to the same period in 2018, primarily due to lower staff expenses and less travelling, partly offset by higher professional fees. Included in sales and marketing expenses for the three and six months ended June 30, 2018, is $(2,000) and $6,000, respectively of non-cash stock-based compensation expense. There was no remaining unrecognized expense related to stock options as of June 30, 2019.

Our sales activities focus on OEM, ODM and Tier 1 customers who license our technology or purchase and embed our touch sensor modules into their products. Our customers then sell and market their products incorporating our technology to their customers. In February 2019, we entered into an agreement with CeCop for sales and marketing of AirBar products in Europe. In March 2019 we entered into an agreement with Convergence Promotions LLC to act as our North American sales and marketing partner to the industrial, medical, aerospace, military, robotics and consumer markets. In July 2019 we signed a distributor agreement with Serial Microelectronics (HK) Limited to promote and sell Neonode’s sensor products in China, Taiwan and Hong Kong through Serial’s extensive sales and distribution organization. We have also received a purchase order for sensor modules of approximately $0.6 million from industry leading medical device OEM who will use our sensor module in a retrofit touch display system for an X-Ray machine. Delivery begun in June 2019 as expected.

General and Administrative

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2019 were $1.0 million and $1.9 million, respectively. The G&A expenses for the three and six months ended June 30, 2018 were $1.1 million and $2.3 million, respectively. The decrease was primarily due to lower consultancy costs. Included in G&A expenses for the three and six months ended June 30, 2018, were $19,000 and $23,000, respectively of non-cash stock-based compensation expense consisting of stock options issued to employees and consultants.  There were no non-cash stock-based compensation expenses during the three and six months ended June 30, 2019. In May 2019, we assigned a portfolio of patents to Aequitas Technologies LLC. The portfolio contains two patent families comprising nine US patents, five non-U.S. patents and three pending U.S. patent applications. The assignment provides Neonode the right to share potential proceeds generated from a licensing and monetization program.

Income Taxes

Our effective tax rate was (1)% and (1)% for the three and six months ended June 30, 2019, respectively, and 0% and 0% for the three and six months ended June 30, 2018, respectively. The negative tax rate in the six months ended June 30, 2019 is due to withholding taxes from sales. We recorded valuation allowances for the six month periods ended June 30, 2019 and June 30, 2018 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.3 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $1.7 million, respectively, for the same periods in 2018.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2019, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of nonrecurring engineering costs. As of June 30, 2019 we paid a total of $835,000 of the non-recurring engineering costs and all obligations related to the NN1003 Agreement have been satisfied.

Operating Leases

We have two material operating leases. On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease is automatically renewed at a cost increase of 2% on a yearly basis, unless written notice is provided three months prior to expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease expires on October 1, 2021 and must be terminated with nine months’ written notice before expiration or is otherwise renewed for another three years

For the three and six months ended June 30, 2019, we recorded approximately $155,000 and $331,000, respectively, for rent expense for all leased properties compared to $174,000 and $358,000 for the same periods in 2018.

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

As of June 30, 2019, we had cash of $4.6 million compared to $6.6 million as of December 31, 2018.

Working capital (current assets less current liabilities) was $5.7 million as of June 30, 2019, compared to $8.2 million as of December 31, 2018.

Net cash used in operating activities for the six months ended June 30, 2019 was $1.5 million and was primarily the result of a net loss of $2.0 million and offset by approximately $0.6 million in non-cash operating expenses, comprised primarily of depreciation and amortization of operating lease right-of-use assets.

Net cash used in operating activities for the six months ended June 30, 2018 was $1.4 million and was primarily the result of a net loss of approximately $2.1 million and offset by approximately $0.6 million in non-cash operating expenses, comprised primarily of depreciation and amortization.

Accounts receivable and unbilled revenues decreased by approximately $24,000 as of June 30, 2019 compared to December 31, 2018. This was due to the timing of the payments received from customers.

Inventory increased by approximately $5,000 during the six months ended June 30, 2019 compared to December 31, 2018.

Deferred revenues decreased by approximately $14,000 during the six months ended June 30, 2019 compared to December 31, 2018.

During the six months ended June 30, 2019 and 2018, we purchased approximately $77,000 and $145,000, respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $272,000 during the six months ended June 30, 2019 was the result of principal payments on finance leases.

Net cash used in financing activities of $277,000 during the six months ended June 30, 2018 was the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.3 million and $1.8 million for the three and six months ended June 30, 2019, respectively compared to $1.0 million and $1.7 million during the same periods in 2018, and had an accumulated deficit of approximately $187.1 million and $185.2 million as of June 30, 2019 and December 31, 2018, respectively. In addition, operating activities used cash of approximately $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors as part of a non-brokered private placement pursuant to which we issued a total of 2,940,767 shares of common stock at $1.60 per share for a purchase price of $4.6 million in net proceeds. The purchasers in the private placement included Neonode directors, Ulf Rosberg and Andreas Bunge, and members of management and certain employees of the Company, including Chief Executive Officer, Hakan Persson, and former Chief Financial Officer, Lars Lindqvist. The Neonode directors and members of management and employees individually purchased an aggregate of approximately $2 million of common stock as part of the private placement. In addition, Peter Lindell, a major shareholder and (since June 2019) Neonode director, also purchased shares.

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

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. Historically, we have been able to access the capital markets through sales of common stock and warrants to generate liquidity. Stockholders at our 2019 Annual Meeting of Stockholders approved an increase in our authorized amount of common stock to 15,000,000 shares. We currently have available approximately 5,000,000 shares of common stock and 1,000,000 shares of preferred stock that are not outstanding nor reserved for issuance.

If we do require capital in the future, no assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate financing is not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. The issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We currently have a $20 million effective shelf registration statement on file with the SEC. Subject to the availability of sufficient shares of authorized common stock, we may from time to time issue shares of our common stock under our shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in a prospectus supplement and any other offering materials, at the time of the offering. Our shelf registration statement will expire on March 24, 2020.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc.
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc.
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
10.1	Assignment Agreement dated May 6, 2019 with Aequitas Technologies LLC (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 8, 2019 (file no. 1-35526))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: August 14, 2019	By:	/s/ Maria Ek
Maria Ek
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)