Form 10-Q
period 2019-09-30
Neonode Inc.
filed 2019-11-06
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2019 was 8,811,154.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2019

i

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$3,025	$6,555
Accounts receivable and unbilled revenue, net	1,934	1,830
Projects in process	7	-
Inventory	1,104	1,219
Prepaid expenses and other current assets	862	890
Total current assets	6,932	10,494

Investment in joint venture	3	3
Property and equipment, net	1,704	2,484
Operating lease right-of-use assets	581	-
Other assets	290	261
Total assets	$9,510	$13,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$498	$501
Accrued payroll and employee benefits	828	902
Accrued expenses	178	265
Deferred revenues	54	75
Current portion of finance lease obligations	552	570
Current portion of operating lease obligations	413	-
Total current liabilities	2,523	2,313

Finance lease obligations, net of current portion	599	1,133
Operating lease obligations, net of current portion	105	-
Total liabilities	3,227	3,446

Commitments and contingencies

Stockholders’ equity:
Series B Preferred stock, 54,425 shares authorized with par value $0.001 per share; 0 and 82 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 per share over the shares of common stock)	-	-
Common stock, 15,000,000 shares authorized with par value $0.001 per share; 8,811,154 and 8,800,313 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	9	9
Additional paid-in capital	197,507	197,507
Accumulated other comprehensive loss	(756)	(456)
Accumulated deficit	(188,145)	(185,222)
Total Neonode Inc. stockholders’ equity	8,615	11,838
Noncontrolling interests	(2,332)	(2,042)
Total stockholders’ equity	6,283	9,796
Total liabilities and stockholders’ equity	$9,510	$13,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
License fees	$1,213	$1,597	$4,622	$5,681
Sensor module	95	39	368	176
Non-recurring engineering	2	287	42	317
Total revenues	1,310	1,923	5,032	6,174
Cost of revenues:
Sensor module	65	57	121	191
Non-recurring engineering	(1)	282	115	283
Total cost of revenues	64	339	236	474

Total gross margin	1,246	1,584	4,796	5,700

Operating expenses:
Research and development	1,167	1,113	3,878	3,993
Sales and marketing	491	446	1,431	1,472
General and administrative	777	959	2,658	3,209

Total operating expenses	2,435	2,518	7,967	8,674
Operating loss	(1,189)	(934)	(3,171)	(2,974)

Other expense:
Interest expense	8	12	27	39
Total other expense	8	12	27	39

Loss before provision for income taxes	(1,197)	(946)	(3,198)	(3,013)

Provision for income taxes	2	5	15	13
Net loss including noncontrolling interests	(1,199)	(951)	(3,213)	(3,026)
Less: Net loss attributable to noncontrolling interests	113	142	290	560
Net loss attributable to Neonode Inc.	$(1,086)	$(809)	$(2,923)	$(2,466)

Loss per common share:
Basic and diluted loss per share	$(0.12)	$(0.14)	$(0.33)	$(0.42)
Basic and diluted – weighted average number of common shares outstanding	8,811	5,859	8,804	5,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net loss	$(1,199)	$(951)	$(3,213)	$(3,026)
Other comprehensive income (loss):
Foreign currency translation adjustments	(145)	13	(300)	(417)
Comprehensive loss	(1,344)	(938)	(3,513)	(3,443)
Less: Comprehensive loss attributable to noncontrolling interests	113	142	290	560
Comprehensive loss attributable to Neonode Inc.	$(1,231)	$(796)	$(3,223)	$(2,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

For the Quarter to Date periods ended September 30, 2018 through September 30, 2019

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2018	83	$-	5,859	$6	$192,861	$(99)	$(183,745)	$9,023	$(1,160)	$7,863

Adjustment related to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	1,583	1,583	-	1,583

Stock option and warrant compensation expense to employees and directors	-	-	-	-	12	-	-	12	-	12

Foreign currency translation adjustment	-	-	-	-	-	(94)	-	(94)	-	(94)

Net loss	-	-	-	-	-	-	(693)	(693)	(207)	(900)

Balances, March 31, 2018	83	$-	5,859	$6	$192,873	$(193)	$(182,855)	$9,831	$(1,367)	$8,464

Stock option compensation expense to employees and directors	-	-	-	-	18	-	-	18	-	18

Foreign currency translation adjustment	-	-	-	-	-	(336)	-	(336)	-	(336)

Net loss	-	-	-	-	-	-	(964)	(964)	(211)	(1,175)

Balances, June 30, 2018	83	$-	5,859	$6	$192,891	$(529)	$(183,819)	$8,549	$(1,578)	$6,971

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Foreign currency translation adjustment	-	-	-	-	-	13	-	13	-	13

Net loss	-	-	-	-	-	-	(810)	(810)	(142)	(952)

Balances, September 30, 2018	83	$-	5,859	$6	$192,891	$(516)	$(184,629)	$7,752	$(1,720)	$6,032

Conversion of series B Preferred Stock to Common Stock	(1)	-	-	-	-	-	-	-	-	-

Proceeds from sale of Common Stock, net of offering costs	-	-	2,941	3	4,616	-	-	4,619	-	4,619

Foreign currency translation adjustment	-	-	-	-	-	60	-	60	-	60

Net loss	-	-	-	-	-	-	(593)	(593)	(322)	(915)

Balances, December 31, 2018	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)	-	(181)

Net loss	-	-	-	-	-	-	(573)	(573)	(111)	(684)

Balances, March 31, 2019	82	$-	8,800	$9	$197,507	$(637)	$(185,795)	$11,084	$(2,153)	$8,931

Conversion of series B Preferred Stock to Common Stock	(2)	-	1	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	26	-	26	-	26

Net loss	-	-	-	-	-	-	(1,264)	(1,264)	(66)	(1,330)

Balances, June 30, 2019	80	$-	8,801	$9	$197,507	$(611)	$(187,059)	$9,846	$(2,219)	$7,627

Conversion of series B Preferred Stock to Common Stock	(80)	-	10	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(145)	-	(145)	-	(145)

Net loss	-	-	-	-	-	-	(1,086)	(1,086)	(113)	(1,199)

Balances, September 30, 2019	-	$-	8,811	$9	$197,507	$(756)	$(188,145)	$8,615	$(2,332)	$6,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(3,213)	$(3,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	29
Bad debt expense	20	-
Depreciation and amortization	650	785
Amortization of operating lease right-of-use assets	298	-

Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	(128)	866
Projects in process	(8)	1
Inventory	(8)	(198)
Prepaid expenses and other current assets	(76)	116
Accounts payable and accrued expenses	(30)	(91)
Deferred revenues	(16)	(757)
Operating lease obligations	(362)	-
Net cash used in operating activities	(2,873)	(2,275)

Cash flows from investing activities:
Purchase of property and equipment	(89)	(184)
Net cash used in investing activities	(89)	(184)

Cash flows from financing activities:
Principal payments on finance lease obligations	(403)	(413)
Net cash used in financing activities	(403)	(413)

Effect of exchange rate changes on cash	(165)	(235)

Net decrease in cash	(3,530)	(3,107)
Cash at beginning of period	6,555	5,796
Cash at end of period	$3,025	$2,689

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15	$13
Cash paid for interest	$27	$39
Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with capital lease obligations	$-	$169

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We adopted the new lease accounting standard effective January 1, 2019. We used the required modified retrospective approach for adoption of the new standard, which allowed us to begin reporting operating leases on the balance sheet as of January 1, 2019. See Notes 2 and 7 for further discussion.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops and licenses user interfaces and optical touch technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed the Neonode technology into devices that they produce and sell. We also manufacture and sell our sensor modules, which incorporate our technology, to customers as an integrated hardware solution to embed our technology in their products. In the fourth quarter of 2016, we started to manufacture and sell “AirBar” which is a Neonode branded consumer product that uses one of our embedded sensor modules.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.1 million and $2.9 million and $0.8 million and $2.5 million for the three and nine months ended September 30, 2019 and 2018, respectively, and had an accumulated deficit of approximately $188.1 million and $185.2 million as of September 30, 2019 and December 31, 2018, respectively. In addition, operating activities used cash of approximately $2.9 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.

We expect that our revenues from license fees, sensor module, non-recurring engineering fees and AirBar sales will provide us with improved cash flows from operations for at least the next twelve months. In addition, we have improved the overall cost efficiency of our operations and intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

The condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended September 30, 2019 and 2018 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $19,000 and $149,000 as of September 30, 2019 and December 31, 2018, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our condensed consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $7,000 as of September 30, 2019. There were no costs capitalized in projects in process as of December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$378	$246
Work-in-process	204	220
Finished goods	522	753
Ending inventory	$1,104	$1,219

Investment in Joint Venture

We have invested $3,000 for a 50% interest in Neoeye AB (“Neoeye”). We account for our investment using the equity method of accounting because the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and will be recognized in the condensed consolidated statements of operations and will also be adjusted by contributions to and distributions from Neoeye. The Company is not required to guarantee any obligations of Neoeye. There have been no operations of Neoeye through September 30, 2019.

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

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flow from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2019, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(145,000) and $(300,000) during the three and nine months ended September 30, 2019, respectively, compared to translation gains (losses) of $13,000 and $(417,000) during the same periods in 2018, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $56,000 and $170,000 during the three and nine months ended September 30, 2019, respectively, compared to $(13,000) and $(34,000) during the same periods in 2018, respectively.

Concentration of Credit and Business Risks

Our customers are located in the U.S., Europe and Asia.

As of September 30, 2019, four customers represented approximately 88% of the Company’s accounts receivable compared to 67% as of December 31, 2018.

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2019 are as follows:

●	Hewlett Packard Company – 34%

●	Epson – 18%

●	Alpine – 20%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2019 are as follows:

●	Hewlett Packard Company – 39%

●	Epson – 15%

●	Alpine – 14%

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2018 are as follows:

●	Hewlett Packard Company – 33%

●	Epson – 16%

●	Faraday & Future – 15%

●	Canon – 10%

●	Bosh – 10%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2018 are as follows:

●	Hewlett Packard Company – 34%

●	Epson – 14%

●	Canon – 13%

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

Sales of license fees and sensor modules are on a per-unit basis; therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2019.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the three and nine months ended September 30, 2019 and 2018, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $14,000 as of September 30, 2019 and insignificant as of December 31, 2018. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$400	31%	$248	13%
Net license revenues from consumer electronics	813	62%	1,349	70%
Net revenues from sensor modules	95	7%	39	2%
Net revenues from non-recurring engineering	2	0%	287	15%
	$1,310	100%	$1,923	100%
	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$1,336	27%	$1,151	19%
Net license revenues from consumer electronics	3,286	65%	4,530	73%
Net revenues from sensor modules	368	7%	176	3%
Net revenues from non-recurring engineering	42	1%	317	5%
	$5,032	100%	$6,174	100%

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

The following table presents accounts receivable and deferred revenues as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable and unbilled revenue, net	$1,934	$1,830
Deferred revenues	54	75

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $19,000 and $149,000 as of September 30, 2019 and December 31, 2018, respectively.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	September 30, 2019	December 31, 2018
Balance at beginning of period	$17	$35
Provisions for warranty issued	(3)	(18)
Balance at end of period	$14	$17

The Company accrues for warranty costs as part of its cost of sales of sensor modules based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 to 36 months from the customer receipt of the product.

Deferred Revenues

Deferred revenues consist primarily of prepayments for license fees, and other products or services for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

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

The following table presents our deferred revenues (in thousands):

	September 30, 2019	December 31, 2018
Deferred License revenues	$28	$-
Deferred AirBar revenues	-	59
Deferred sensor modules revenues	11	16
Deferred NRE revenues	15	-
	$54	$75

During the three and nine months ended September 30, 2019, the Company recognized revenues of approximately $0 and $75,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2019 amounted to approximately $18,000 and $66,000, respectively. Advertising costs for the three and nine months ended September 30, 2018 amounted to approximately $14,000 and $84,000 respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2019 and December 31, 2018. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2019 and December 31, 2018, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2019 and 2018. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2019 and 2018 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Nine months ended September 30,
	2019	2018
Swedish Krona	9.41	8.57
Japanese Yen	109.11	109.69
South Korean Won	1,162.54	1,090.03
Taiwan Dollar	31.04	29.90

Exchange rate for the condensed consolidated balance sheets was as follows:

	As of
	September 30,	December 31,
	2019	2018
Swedish Krona	9.83	8.87
Japanese Yen	108.11	109.69
South Korean Won	1,198.98	1,113.63
Taiwan Dollar	31.05	30.61

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

We currently have a limited number of leased finance assets, all of which have been classified as finance leases under the new lease standard. We maintain a lease inventory for those leased assets; which are currently reported on our condensed consolidated balance sheets and we continue to report them on our condensed consolidated balance sheets under the new standard. We have reported two material operating leases (for the Kungsbacka manufacturing facility and the Stockholm corporate offices) on our condensed consolidated balance sheet beginning January 1, 2019, which resulted in recording operating lease right-of-use assets and operating lease obligations of approximately $0.9 million. We determined that no adjustment to equity was necessary related to implementation of the new lease standard.

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

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, (“ASU 2019-04”), ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326)”, (“ASU 2019-05”), and ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, ASU 2019-04, ASU 2019-05 and ASU 2018-19 was scheduled to become effective for fiscal years beginning after December 15, 2020, with early adoption permitted. On October 16, 2019, the FASB voted to delay implementation of the new credit losses standard for smaller reporting companies, among other organizations, until fiscal years beginning after December 15, 2022. In the future, we will evaluate the impact ASU 2016-13, ASU 2019-04, ASU 2019-05 and ASU 2018-19 will have on our consolidated financial statements, specifically regarding our trade receivables; however, we do not expect any significant impact from implementation of the new standard.

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

Preferred Stock

On April 10, 2019, a holder of 2 shares of Series B Preferred stock converted into 264 shares of our common stock.

Effective July 1, 2019, the Company implemented a conversion of all outstanding shares of Series B Preferred Stock into shares of common stock. Each share of Series B Preferred Stock was automatically converted into 132.07 shares of common stock. No fractional shares were issued. In lieu of any fractional shares, the resulting number of shares of common stock was rounded up to the nearest whole number. Accordingly, 80 shares of Series B Preferred Stock were converted into 10,577 shares of common stock.

Warrants

As of September 30, 2019 and December 31, 2018, there were 1,116,368 warrants to purchase common stock outstanding.

4. Stock-Based Compensation

The stock-based compensation expense for the nine months ended September 30, 2019 and 2018 reflects the estimated fair value of the vested portion of options granted to employees, directors and eligible consultants. Stock-based compensation expense in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales and marketing	$-	$-	$-	$6
General and administrative	-	-	-	23
Total stock-based compensation expense	$-	$-	$-	$29

There is no remaining unrecognized expense related to stock options as of September 30, 2019.

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

As of September 30, 2019, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan; and

●	The 2015 Stock Incentive Plan.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2019	99,800	$34.55
Cancelled	-	-
Expired	(44,300)	42.50
Outstanding at September 30, 2019	55,500	$28.20

The aggregate intrinsic value of the 55,500 stock options that are outstanding, vested and expected to vest as of September 30, 2019 was $0.

For both the three and nine months ended September 30, 2019, we recorded $0 of compensation expense related to the vesting of stock options. For the three and nine months ended September 30, 2018, the corresponding amounts were $0 and $29,000, respectively. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three and nine months ended September 30, 2019, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2019 and December 31, 2018.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2019 and December 31, 2018.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2019, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of nonrecurring engineering costs. As of September 30, 2019 we paid a total of $835,000 of the non-recurring engineering costs and all obligations related to the NN1003 Agreement have been satisfied.

Under the terms of the NN1003 Agreement, we also will reimburse ST Microelectronics a non-recurring engineering fee of $5.00 per each of the first 10,000 units sold. As of September 30, 2019, we had reimbursed for 1,832 units under the NN1003 Agreement.

Patent Assignment

On May 6, 2019, Neonode assigned a portfolio of patents to Aequitas Technologies LLC. The portfolio contains two patent families comprising nine U.S. patents, five non-U.S. patents and three pending U.S. patent applications. The assignment provides Neonode the right to share potential proceeds generated from a licensing and monetization program.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three and nine months ended September 30, 2019 and 2018 were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
United States	$548	42%	1,101	57%
Japan	498	38	623	32
Germany	106	8	195	10
China	49	4	(67)	(3)
Taiwan	13	1	49	3
India	32	2	-
Sweden	7	1
South Korea	4	-	-	-
Switzerland	52	4	-	-
Other	1	-	22	1
	$1,310	100%	$1,923	100%

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
United States	$2,510	50%	3,033	49%
Japan	1,515	30	2,119	34
Germany	477	9	604	10
China	177	4	130	2
Taiwan	31	1	159	3
Singapore	2	-	-	-
Sweden	6	-	10	-
Canada	7	-	-	-
South Korea	8	-	-	-
Switzerland	109	2	-	-
France	152	3	-	-
India	32	1
Spain	6	-
Other	-	-	119	2
	$5,032	100%	$6,174	100%

The following table presents our total assets by geographic region for the periods ended (in thousands):

	September 30, 2019	December 31, 2018
U.S.	$4,490	$2,828
Sweden	4,929	10,308
Asia	91	106
Total	$9,510	$13,242

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

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our corporate office lease is automatically renewed at a cost increase of 2% on a yearly basis, unless we provide written notice nine months prior to expiration date.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine months Ended September 30, 2019
Operating lease cost (1)	$145	$454

Finance lease cost:
Amortization of leased assets	$153	$471
Interest on lease liabilities	8	26
Total finance lease cost	$161	$497

(1)	Includes short term lease costs of $27,000 and $93,000 for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	(109)	(298)
Operating cash flows from finance leases	(8)	(26)
Financing cash flows from finance leases	(131)	(403)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-
Finance leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating leases
Operating lease right-of-use assets	$581

Current portion of operating lease obligations	$413
Operating lease liabilities, net of current portion	105
Total operating lease liabilities	$518

Finance leases
Property and equipment, at cost	$3,180
Accumulated depreciation	(1,708)
Property and equipment, net	$1,472

Current portion of finance lease obligations	$552
Finance lease obligations, net of current portion	599
Total finance lease liabilities	$1,151

Nine months Ended September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	1.4 years
Finance leases	1.9 years

Weighted Average Discount Rate
Operating leases (2)	5%
Finance leases	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2019 is as follows (in thousands):

Years ending December 31,	Total
2019 (remaining months)	$84
2020	399
2021	56
539
Less imputed interest	(21)
Total lease liabilities	518
Less current portion	(413)
$105

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of September 30, 2019 (in thousands):

Year ending December 31,	Total
2019 (remaining months)	$135
2020	556
2021	453
2022	35
Total minimum payments required:	1,179
Less amount representing interest:	(28)
Present value of net minimum lease payments:	1,151
Less current portion	(552)
$599

Disclosures related to periods prior to adoption of ASC 842

Minimum future lease payments under finance and operating lease obligations as of December 31, 2018 were as follows:

Year ending December 31,	Capital	Operating
2019	$602	$457
2020	616	89
2021	502	3
2022	39	-
Total minimum payments required	1,759	$549
Less amount representing interest	(56)
Present value of net minimum lease payments	1,703
Less current portion	(570)
	$1,133

8. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2019 and 2018 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 348,000 and 350,000 outstanding stock warrants under the treasury stock method, and 0 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2019 and 2018, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,
	2019	2018
BASIC AND DILUTED
Weighted average number of common shares outstanding	8,811	5,859
Net loss attributable to Neonode Inc.	$(1,086)	$(809)

Net loss per share - basic and diluted	$(0.12)	$(0.14)

(in thousands, except per share amounts)	Nine months ended September 30,
	2019	2018
BASIC AND DILUTED
Weighted average number of common shares outstanding	8,804	5,859
Net loss attributable to Neonode Inc.	$(2,923)	$(2,466)

Net loss per share - basic and diluted	$(0.33)	$(0.42)

9. Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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

In addition to our licensing business, we design and manufacture sensor modules that incorporate our zForce AIR technology. We sell our embedded sensors components to OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers for use in their products. We began shipping sensor modules in October 2017. We also sell our Neonode branded AirBar product incorporating one of our sensor modules through distributors.

We derive revenues through technology licensing, selling embedded sensor modules and engineering consulting services. We mainly operate in the business-to-business (“B2B”) markets.

Licensing

As of September 30, 2019, we had entered into forty-two technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

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

In October 2017, we began selling embedded sensor modules to business customers in the industrial and consumer electronics markets. We received a purchase order for sensor modules of approximately $0.6 million from an industry-leading medical device OEM who will use our sensor module in a retrofit touch display system for an X-Ray machine. Delivery began in September 2019 as expected. Over time, we expect a significant portion of our revenues will be derived from sensor modules.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended				Nine months ended
	September 30,		Variance in		September 30,		Variance in
	2019	2018	$	%	2019	2018	$	%

Revenue:
License Fees	$1,213	$1,597	$(384)	(24.0)%	$4,622	$5,681	$(1,059)	(18.6)%
Percentage of revenue	92.6%	83.0%			91.9%	92.0%
Sensor Modules	$95	$39	$56	143.6%	$368	$176	$192	109.1%
Percentage of revenue	7.3%	2.0%			7.3%	2.9%
NRE	$2	$287	$(285)	(99.3)%	$42	$317	$(275)	(86.8)%
Percentage of revenue	0.2%	14.9%			0.8%	5.1%
Total Revenue	$1,310	$1,923	$(613)	(31.9)%	$5,032	$6,174	$(1,142)	(18.5)%

Cost of Sales:
Sensor Modules	$65	$57	$8	14.0%	$121	$191	$(70)	(36.6)%
Percentage of revenue	5.0%	3.0%			2.4%	3.1%
NRE	$(1)	$282	$(283)	(100.4)%	$115	$283	$(168)	(59.4)%
Percentage of revenue	(0.1)%	14.7%			2.3%	4.6%
Total Cost of Sales	$64	$339	$(275)	(81.1)%	$236	$474	$(238)	(50.2)%

Total Gross Margin	$1,246	$1,584	$(338)	(21.3)%	$4,796	$5,700	$(904)	(15.9)%

Operating Expense:
Research and development	$1,167	$1,113	$54	4.9%	$3,878	$3,993	$(115)	(2.9)%
Percentage of revenue	89.1%	57.9%			77.1%	64.7%
Sales and marketing	491	446	45	10.1%	1,431	1,472	(41)	(2.8)%
Percentage of revenue	37.5%	23.2%			28.4%	23.8%
General and administrative	777	959	(182)	(19.0)%	2,658	3,209	(551)	(17.2)%
Percentage of revenue	59.3%	49.9%			52.8%	52.0%
Total Operating Expenses	$2,435	$2,518	$(83)	(3.3)%	$7,967	$8,674	$(707)	(8.2)%
Percentage of revenue	185.9%	130.9%			158.3%	140.5%

Operating Loss	$(1,189)	$(934)	$(255)	27.3%	$(3,171)	$(2,974)	$(197)	6.6%
Percentage of revenue	(90.8)%	(48.6)%			(63.0)%	(48.2)%
Other Expenses	8	12	(4)	(33.3)%	27	39	(12)	(30.8)%
Percentage of revenue	0.6%	0.6%			0.5%	0.6%
(Benefits from) Provision for income taxes	2	5	(3)	(60.0)%	15	13	2	15.4%
Percentage of revenue	0.2%	0.3%			0.3%	0.2%
Less: net loss attributable to noncontrolling interests	113	142	(29)	(20.4)%	290	560	(270)	(48.2)%
Percentage of revenue	8.6%	7.4%			5.8%	9.1%
Net Loss attributable to Neonode Inc.	(1,086)	(809)	(277)	34.2%	(2,923)	(2,466)	(457)	18.5%
Percentage of revenue	(82.9)%	(42.1)%			(58,1)%	(39.9)%
Net Loss attributable to Neonode Inc. per share	$(0.12)	$(0.14)	$0.02	(14.3)%	$(0.33)	$(0.42)	$(0.09)	(21.4)%
Percentage of revenue	0.0%	0.0%			0.0%	0.0%

Net Revenues

All of our sales for the three and nine months ended September 30, 2019 and 2018 were to customers located in the U.S., Europe and Asia.

Our net revenues for the three and nine months ended September 30, 2019 are $1.3 million and $5.0 million, respectively, and include revenues earned from technology license fees, NRE and module sales. Revenues for the three and nine months ended September 30, 2019 decreased by $0.6 million, or 32%, and $1.1 million, or 19%, year over year, respectively.

Our total license fees for the three month period ended September 30, 2019 decreased by $0.4 million, or 24%, primarily due to the adoption of a new technology platforms by an e-reader and a printer customer in the fourth quarter of 2018 resulting in a 96% decrease in total e-reader license fees and a 31% decrease in total printer license fees for the comparable quarters. The decrease in license fees from these two customers is partially offset by a 61% increase in license fees from our automotive customers.

In addition, non-recurring revenue for the third quarter 2019 decreased $0.3 million, or 99% due to the completion of major milestones related to an automotive entry system project in the third quarter of 2018. Revenues from sensor module sales increased $0.1 million, or 144%, compared to the three month period ended September 30 in 2018. The overall decrease in revenues for the comparable nine month periods is primarily due to the same customer activities.

We are currently engaged on numerous customer projects in automotive, military, printers, medical and other markets and expect future revenues to increase under both license fees and from sales of sensor modules.

The following table presents the license fee revenue distribution per market for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Printers	$805	66%	$1,159	73%
E-Readers and tablets	8	1%	190	11%
Automotive	400	33%	248	16%
	$1,213	100%	$1,597	100%

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	Percentage	Amount	Percentage
Printers	$3,162	68%	$3,830	68%
E-Readers and tablets	124	3%	700	12%
Automotive	1,336	29%	1,151	20%
	$4,622	100%	$5,681	100%

Gross Margin

Our combined total gross margin was 95% and 95% for the three and nine months ended September 30, 2019, respectively, and 82% and 92% for the three and nine months ended September 30, 2018, respectively. The increase in total gross margin in 2019 as compared to 2018 was primarily due to lower license fees and a decrease in NRE direct costs. For the three and nine months ended September 30, 2019, license fees accounted for 93% and 92%, respectively, of total revenue compared to 83% and 92% in the same periods in 2018. There were $2,000 and $42,000 of NRE revenues for the three and nine months ended September 30, 2019, respectively, compared to $287,000 and $317,000 in the same periods 2018. Gross margin on sensor module sales in the three and nine months ended September 30, 2019 was 32% and 67%, respectively, while for the same periods in 2018 was (46)% and (9)%, respectively.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2019 were $1.2 million and $3.9 million, respectively. For the same periods in 2018, the R&D expenses were $1.1 million and $4.0 million. The decrease was primarily related to lower staff expenses, partly offset by higher costs for scrapped material in 2019. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes. In April 2019 we signed a collaboration agreement with Finetek Co. Ltd. of Korea. According to the terms of the agreement Finetek will serve as a system integrator and future electronic manufacturing partner for Neonode zForce® technology.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2019 were $0.5 million and $1.4 million, respectively. The sales and marketing costs for the same periods in 2018 were $0.5 million and $1.5 million. The expenses for the nine months ended September 30, 2019 were lower compared to the same period in 2018, primarily due to lower payroll and travel expenses. Included in sales and marketing expenses for the three and nine months ended September 30, 2018, is $0 and $6,000, respectively of non-cash stock-based compensation expense. There was no remaining unrecognized expense related to stock options as of September 30, 2019.

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

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2019 were $0.8 million and $2.7 million, respectively. The G&A expenses for the three and nine months ended September 30, 2018 were $1.0 million and $3.2 million, respectively. The decrease was primarily due to lower payroll and consultancy expense. Included in G&A expenses for the three and nine months ended September 30, 2018, were $0 and $23,000, respectively of non-cash stock-based compensation expense consisting of stock options issued to employees and consultants.  There were no non-cash stock-based compensation expenses during the three and nine months ended September 30, 2019.

Income Taxes

Our effective tax rate was (0)% and (0)% for the three and nine months ended September 30, 2019, respectively, and 0% and 0% for the three and nine months ended September 30, 2018, respectively. We recorded valuation allowances for the nine month periods ended September 30, 2019 and September 30, 2018 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.1 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, and $0.8 million and $2.5 million, respectively, for the same periods in 2018.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2019, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of nonrecurring engineering costs. As of September 30, 2019 we paid a total of $835,000 of the non-recurring engineering costs and all obligations related to the NN1003 Agreement have been satisfied.

Operating Leases

We have two material operating leases. On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease is automatically renewed at a cost increase of 2% on a yearly basis, unless written notice is provided three months prior to expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease expires on October 1, 2021 and must be terminated with nine months’ written notice before expiration or is otherwise renewed for another three years

For the three and nine months ended September 30, 2019, we recorded approximately $130,000 and $461,000, respectively, for rent expense for all leased properties compared to $165,000 and $523,000 for the same periods in 2018.

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

Between the second and the fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements entered into during 2016, we are obligated to purchase the equipment at the end of the original three to five years lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance these five leases are classified as finance leases. The lease payments and depreciation periods began between September and November 2016 when the equipment went into service. The implicit interest rate of these five leases is currently approximately 3% per annum. The additional lease entered into during 2016 is a hire-purchase agreement that requires the equipment to be paid off after five years. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of this lease is approximately 3% per annum.

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

As of September 30, 2019, we had cash of $3.0 million compared to $6.6 million as of December 31, 2018.

Working capital (current assets less current liabilities) was $4.4 million as of September 30, 2019, compared to $8.2 million as of December 31, 2018.

Net cash used in operating activities for the nine months ended September 30, 2019 was $2.9 million and was primarily the result of a net loss of $3.2 million and offset by approximately $1.0 million in non-cash operating expenses, comprised primarily of depreciation and amortization of operating lease right-of-use assets.

Net cash used in operating activities for the nine months ended September 30, 2018 was $2.3 million and was primarily the result of a net loss of approximately $3.0 million and offset by approximately $0.8 million in non-cash operating expenses, comprised primarily of depreciation and amortization.

Accounts receivable and unbilled revenues increased by approximately $128,000 as of September 30, 2019 compared to December 31, 2018. This was due to the timing of the payments received from customers.

Inventory increased by approximately $8,000 during the nine months ended September 30, 2019 compared to December 31, 2018.

Deferred revenues decreased by approximately $16,000 during the nine months ended September 30, 2019 compared to December 31, 2018.

During the nine months ended September 30, 2019 and 2018, we purchased approximately $89,000 and $184,000, respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $403,000 during the nine months ended September 30, 2019 was the result of principal payments on finance leases.

Net cash used in financing activities of $413,000 during the nine months ended September 30, 2018 was the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.1 million and $2.9 million for the three and nine months ended September 30, 2019, respectively compared to $0.8 million and $2.5 million during the same periods in 2018, and had an accumulated deficit of approximately $188.1 million and $185.2 million as of September 30, 2019 and December 31, 2018, respectively. In addition, operating activities used cash of approximately $2.9 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors as part of a non-brokered private placement pursuant to which we issued a total of 2,940,767 shares of common stock at $1.60 per share for a purchase price of $4.6 million in net proceeds. The purchasers in the private placement included Neonode directors, Ulf Rosberg and Andreas Bunge, and members of management and certain employees of the Company, including former Chief Executive Officer, Hakan Persson, and former Chief Financial Officer, Lars Lindqvist. The Neonode directors and members of management and employees individually purchased an aggregate of approximately $2 million of common stock as part of the private placement. In addition, Peter Lindell, a major shareholder and (since September 2019) Neonode director, also purchased shares.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q filed on August 14, 2019 (file no. 1-35526))
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q filed on August 14, 2019 (file no. 1-35526))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: November 6, 2019	By:	/s/ Maria Ek
Maria Ek Interim President and Chief Executive Officer
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)