Form 10-K
period 2019-12-31
Neonode Inc.
filed 2020-03-11
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

+46 (0) 8 667 17 17

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NEON	The Nasdaq Stock Market LLC

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

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $11,881,870.

The number of shares of the registrant’s common stock outstanding as of March 2, 2020 was 9,171,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

NEONODE INC.

2019 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, our ability to terminate our registration as a U.S. public company, and the future status of our common stock listing on the Nasdaq Stock Market and potential listing on the Nasdaq Stockholm. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see ’‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Company develops optical touch and gesture control solutions for human-machine interface (“HMI”) with devices and remote sensing solutions for driver and cabin monitoring features in automotive and other application areas. We offer our touch and gesture control technology under the brand name “zForce”.

Our main business model is to license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 system suppliers who embed our technology into systems and products they develop, manufacture and sell. Our customers have to date sold approximately 73 million systems and products that use our technology.

In addition to our licensing business, we design and manufacture sensor modules that incorporate our zForce AIR technology. We sell our sensors modules to OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers for use in their systems and products. We also sell our Neonode branded AirBar product that incorporates one of our sensor modules through distributors.

Our Organization

Neonode Inc. was incorporated in the State of Delaware on September 4, 1997. Our principal executive office is located in Stockholm, Sweden. Our office in the United States is located in San Jose, California.

In 2008, we established a wholly owned subsidiary Neonode Technologies AB (Sweden) to develop and license touchscreen technology. In 2013, we established wholly owned subsidiaries: Neonode Japan Inc., (Japan); Neno User Interface Solutions AB (Sweden) (sold in December 2018); NEON Technology Inc. (U.S.) (dissolved November 19, 2018); and Neonode Americas Inc. (U.S.) (dissolved November 19, 2018). In 2014, we established an additional wholly owned subsidiary: Neonode Korea Ltd. (South Korea). In 2015, we established an additional wholly owned subsidiary: Neonode Taiwan Ltd (Taiwan). In 2015, we established a 51% majority owned consolidated subsidiary: Pronode Technologies AB (Sweden). In 2016, we entered into a joint venture, Neoeye AB (Sweden).

Strategy and Focus Areas

Our customers use touch, gesture and remote sensing technology to grow their businesses, drive efficiencies, and seek competitive advantages. Our strategy is to deliver value-adding HMI and remote sensing solutions and products that allow the customers to achieve these targets. Our strategy is further to offer specialized engineering services related to the integration of our solutions and products into customer systems and products to ensure that optimal functionality and performance is achieved.

Our goal is to continue to be a leader in optical touch and gesture control technology and pursue opportunities with both our licensing business and our product sales business while expanding to new markets where our type of touch and gesture control features provide a competitive advantage. We are also continuing to develop our remote sensing business. We are innovating and will introduce the next-generation products that offer better price and performance and architectural advantages compared to our current offers and our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships.

Business Model

We derive revenues through technology licensing, selling embedded sensor modules and engineering consulting services. We mainly operate in the B2B markets.

Licensing

As of December 31, 2019, we have entered into forty-two technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segment. Sixteen of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate current and new customers will initiate product shipments throughout 2020 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We normally earn our royalties on a per unit basis when our customers ship products using our technology.

Our licensing customers must use our Application Specific Integrated Circuit (“ASIC”) controllers designed specifically for our optical sensing technology. These ASICs are developed together with and sold by Texas Instruments and ST Microelectronics, respectively, under special agreements.

We also offer engineering consulting services to our licensing customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

Product Sales

Our zForce AIR sensor modules enabless touch interaction, gesture control and object detection and can be used to create value-adding and user-friendly solutions using a compact hardware component.

We utilize a manufacturing process designed specifically for the zForce AIR sensor modules. Industry specific sensor modules with a common technology platform provides hardware touch, gesture control and object sensing solutions that, paired with our technology licensing platform, gives us a full range of options to enter and compete in key markets.

Our offerings include a consumer product, AirBar, a plug and play accessory, that enables touch and gesture functionality for notebook computers.

We currently sell our sensor modules to business customers in the medical, automotive and aeronautic markets. Over time, we expect a significant portion of our revenues will be derived from sales of sensor modules.

Markets

Automotive

Sensors are a key enabler to developing new vehicles that become more interactive in every generation. Our solutions and product offerings address challenges when the driver, the passengers, or other vehicles or infrastructure interact with the vehicle. The need for new touch, gesture control and remote sensing solutions is growing rapidly as new concepts develop into automobiles ready for mass production.

Automotive OEMs are supported by a series of Tier 1 suppliers who to large extent design and manufacture the different systems which the OEMs integrate into their vehicles to create competitive products. In this market we act as a Tier 2 component supplier and we have license agreements with several Tier 1 suppliers who deliver infotainment systems to automotive OEMs. We are also in discussions and active development co-operations regarding other touch and gesture control and remote sensing solutions.

During 2019, our customers shipped approximately 0.9 million products compared to approximately 1.1 million in 2018.

Printers and Office Equipment

Multi-function printers typically require feature-rich menus and settings to deliver an optimal user experience and printer OEMs are increasingly replacing mechanical buttons and older resistive touch displays with higher performance touch displays. We have operational license agreements with three of the leading global printers and office equipment OEMs. During 2019 our customers shipped approximately 5 million printers and cumulatively they shipped approximately 37 million printers using our touch technology since mid-2014.

 Other Markets

Other markets we serve in our three business areas include, but are not limited to, medical technology, industrial control systems and avionics. In all these markets we see interesting opportunities for our optical touch and gesture control solutions and products and we have existing customer relations and ongoing development projects in several cases. We also see a large and increasing demand for remote sensing solutions in several other markets besides automotive, for instance avionics and in different industrial applications.

Product Backlog

Our zForce AIR sensor module product backlog at February 26, 2020 was approximately $56,000. The product backlog includes orders confirmed for products planned to be shipped within 60 days to two customers. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be cancelled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Distribution, Sales and Marketing

Licensing

In our licensing business, we consider OEMs, ODMs and Tier 1 suppliers to be our primary customers. OEMs, ODMs and Tier 1 suppliers determine the design requirements and make the overall decision regarding the use of our touch and gesture control and remote sensing technologies in their products. The use and pricing of our user interface and touch technology are governed by a technology licensing agreement, which typically have an initial term of three years with automatic one-year renewal periods. During the development and launch phases of the customers’ products we also have an opportunity to sell engineering services which generates additional NRE revenues.

Our licensing agreements historically resulted from sales efforts by our senior management, design engineers, and sales personnel interacting with our potential customers’ decision-makers throughout the product development and order process.

Product Sales

In our sensor module business, we consider OEMs, ODMs and Tier 1 suppliers to be our primary customers. Our customers purchase sensor modules that come in different sizes with different interfaces and we offer engineering consulting to customize hardware and/or firmware to meet specific requirements. We manufacture the sensor modules in Sweden by our majority-owned subsidiary Pronode. The sales of our sensors are governed by a product supply agreement. In addition, our customers may request engineering services which will generate NRE revenues.

Our sales force and marketing operations are managed out of our office in Stockholm, Sweden. Our current salaried sales force is comprised of sales offices located in the United States, Sweden, South Korea, Japan and Taiwan. We also market and sell our products through external sales representatives, value-add partners and distributors in the United States, EU, Japan and China.

Our sales are normally negotiated and executed in U.S. Dollars.

Customers

As of December 31, 2019, we have entered into forty-two technology license agreements compared to forty-one license agreements as of December 31, 2018. Sixteen of our licensing customers are currently shipping products that embed our touch and gesture technology. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, automotive consoles and GPS devices.

Our customers are primarily located in the United States, Europe and Asia.

As of December 31, 2019, three customers represented approximately 72% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2018, four customers represented approximately 67% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2019 are as follows.

●	Hewlett-Packard Company – 38%

●	Epson – 16%

●	Alpine – 15%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2018 are as follows.

●	Hewlett-Packard Company – 35%

●	Epson – 14%

●	Canon – 12%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2019	2018
Automotive	28%	19%
Consumer electronics	62%	74%
Sensor modules	8%	3%
NRE	2%	4%
Total	100%	100%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2019	2018
U.S.	48%	50%
Japan	32%	34%
China	5%	3%
Germany	9%	9%
Other	6%	4%
Total	100%	100%

The following table presents our total assets by geographic region for the years ended December 31 (in thousands):

	2019	2018
U.S.	$2,898	$2,828
Sweden	4,430	10,308
Asia	108	106
Total	$7,436	$13,242

Competition

There are various technologies for touch and gesture control solutions available and competing with our optical, infrared (“IR”)-based technologies that we develop, market and sell. The competing technologies have differing profiles such as performance, power consumption, level of maturity and cost. For touch solutions the main competition comes from resistive and capacitive touch solutions. For touch displays the projective capacitive technology is the prevalent standard in mobile phones and tablets and therefore an important competing technology to ours that many suppliers offer with price being a major differentiation point. This means we must continuously develop our technology and improve our offers to defend and grow our market share. For gesture control the main competition comes from other optical technologies and from both ultrasonic and radar technologies. Detection range and resolution plus cost are the main differentiators.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2019 is set forth in the following table:

Jurisdiction	No. of Issued Patents	No. of Patents Pending
United States	59	9
Europe	11	5
Japan	11	0
China	8	0
South Korea	12	0
Canada	2	0
Australia	1	0
Singapore	2	0
Patent Convention Treaty	Not Applicable	2
Total:	106	16

Our patents cover five main categories: user interfaces, optics, controller integrated circuits, drivers, and applications.

Our user interface software may also be protected by copyright laws in most countries, including Sweden and the European Union, which do not grant patent protection for the software itself, if the software is deemed new and original. Protection can be claimed from the date of creation.

In 2019 we filed eight new patent applications, while abandoning certain patents that were no longer in our product plans.

On May 6, 2019, we entered into an Assignment Agreement with Aequitas Technologies LLC by which we assigned a portfolio of patents to Aequitas. The patents in the portfolio relate to sweep gestures and touchscreen devices. The portfolio contains two patent families comprising nine U.S. patents, five non-U.S. patents and three pending U.S. patent applications as listed in the agreement (the “Assigned Patents”). Pursuant to the agreement, Aequitas will plan, manage, and enforce all efforts to license or otherwise monetize the Assigned Patents. As part of the agreement, Aequitas granted to us a non-exclusive, royalty-free, perpetual license to use the Assigned Patents in our products. In consideration for the assignment, we have the right to receive 50% of net proceeds generated by Aequitas as a result of its efforts to monetize the Assigned Patents. We have the right to terminate the agreement during the 30-day period after one year from its effective date if Aequitas has not met certain milestones towards monetizing the Assigned Patents. In the event of termination, our agreement provides that Aequitas will assign the Assigned Patents back to us.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. Our trademarks include: Neonode (21 registrations), the Neonode logo (14 registrations), zForce (9 registrations), zForce AIR (1 registration), AlwaysON (5 registrations), Multisensing (5 registrations), Touch In Everything (1 registration), AirBar (worldwide registrations) and the AirBar logo (1 registration) as well as a pending trademark application for the mark zForce DRIVE.

Research and Development

In fiscal years 2019 and 2018, we spent $5.2 million and $5.3 million, respectively, on research and development activities. Our research and development is predominantly in-house, but may also be performed in collaboration with external partners and specialists.

Employees

On December 31, 2019, we had forty-six employees and fourteen full-time consultants. There were a total of nine employees in our general and administrative group, six in our sales and marketing group, twenty-seven in our engineering group, and four in our production group. We have employees or consultants located in the United States, Sweden, Japan, South Korea and Taiwan. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

Our license revenues for the year ended December 31, 2019 were earned from sixteen OEM, ODM and Tier 1 customers. We earned NRE revenues from three customers for the year ended December 31, 2019. During the year ended December 31, 2019, three customers represented approximately 72% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. In addition, our customer composition may change as we transition to selling sensor modules in parallel to our licensing business. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We rely on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We historically generated revenue through technology licensing agreements with companies that must design, manufacture and sell their products incorporating our touch technology. The majority of our license fees earned in 2019 and 2018 were from customer shipments of printer products and automotive infotainment systems. Although we have broadened our business model to selling sensors in addition to licensing our technology, we expect to continue to receive licensing revenue from current and new customers who have products in their development cycle. If our customers are not able to design, manufacture or sell their products, or are delayed in producing their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

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

We and our license customers rely upon component suppliers to sell products containing our technology and limited availability of components, including due to coronavirus, may adversely affect our and our customers’ business.

Under our licensing model, OEMs, ODMs and Tier 1 suppliers manufacture or contract to manufacture products including Neonode ASICs and suitable microcontrollers containing our touch technology. The ASICs as well as the microcontrollers are sourced by our customers from Texas Instruments and/or ST Microelectronics. As part of their product development process, our customers must qualify these components for use in the products, thus making the components difficult to replace. Under our sensor model, we use similar components supplied by Texas Instruments or ST Microelectronics in our module products. If the components provided by Texas Instruments, ST Microelectronics or other suppliers experience quality control or availability problems, our technology may be disqualified by one or more of our customers and our supply chain may be disrupted. Global events such as the corona-virus COVID-19 outbreak emanating from China at the beginning of 2020 that has resulted in extended shutdown of certain businesses in the region may result in delays in the supply of components. A shortage of supply may cause delays or the cost of components to increase and harm our and customers’ ability to manufacture and sell products on a cost-effective basis. The dependence on third parties to supply core components with our touch technology exposes us to a number of risks including their inability to obtain an adequate supply of components, the failure to meet our customer requirements, or their failure to remain in business or adjust to market conditions. If we and our customers are unable to obtain ASICs and microcontrollers with our touch technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, we are subject to the following factors, among others, that may negatively affect and cause fluctuations in our operating results:

●	the announcement or introduction of new products or technologies by our competitors;

●	our ability to upgrade and develop our infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

●	economic conditions specific to the touchscreen industry; and

●	general economic conditions including the spread of the corona-virus (COVID-19) and its potential adverse impact on our global sales.

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

We may make acquisitions and strategic investments that are dilutive to existing stockholders, resulting in unanticipated accounting charges or otherwise adversely affect our results of operations

We may decide to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing touch technology offerings, expand our market coverage, increase our workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our stockholders’ percentage ownership, or we may incur substantial debt, reduce our cash reserves and/or assume contingent liabilities. Further, acquisitions and strategic investments may result in material charges, adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, and the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill. Any of these could negatively impact our results of operations.

We are dependent on the services of our key personnel.

Our senior management team consists of two executive officers, the Chief Executive Officer and the Chief Financial Officer. On June 1, 2019, Maria Ek became our new Chief Financial Officer. On January 1, 2020, Urban Forssell became our new Chief Executive Officer. Changes in our management and the unplanned loss of the services of any member of management could have a materially adverse effect on our operations and future prospects.

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

Our success depends in part on our ability to effectively utilize our intellectual property. From time to time, we explore opportunities to monetize our patents. On May 6, 2019, we assigned a portfolio of certain patents to Aequitas Technologies LLC to license or otherwise monetize those patents. If in the future we may enter into additional alternative patent monetization strategies, including the sale of patents. Our patent monetization strategies may negatively impact our financial condition, revenue and results of operations. No assurance can be given that we will enter into agreements related to our patent portfolio or that we will be successful in any strategic efforts around patent monetization.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won and Taiwan Dollars. For the year ended December 31, 2019, our revenues from North America, Asia, and Europe were 48%, 38%, and 13% respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as it deems appropriate.

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

We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act and cease being a U.S. public company.

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of March 2, 2020, there were approximately 150 stockholders of record of our common stock as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Accordingly, we are eligible to deregister our common stock under the Exchange Act. Upon the effectiveness of the termination of registration under Section 12 and the applicability of other provisions of the U.S. federal securities law, we would not be required to comply with certain U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

If our common stock is delisted from the Nasdaq Stock Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On December 27, 2017, we received a notice from the Nasdaq Stock Market indicating that, for 30 consecutive days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Stock Market. Although we regained compliance, there can be no assurance that we will be able to elect or maintain our listing on the Nasdaq Stock Market.

Any delisting of our common stock from the Nasdaq Stock Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares.

The listing of our common stock on the Nasdaq Stockholm may adversely affect the liquidity and trading prices for our common stock.

Our Board of Directors has announced it is evaluating whether to list our common stock on the Nasdaq Stockholm. There is no assurance that our common stock will be listed on the Nasdaq Stockholm, or that if listed, an active market for trading there will develop. Although we believe a significant number of our stockholders already are located in Sweden, a listing on the Nasdaq Stockholm may cause changes in the composition of our stockholder base and our Company’s future direction. Any listing on the Nasdaq Stockholm may adversely affect liquidity and trading prices for our common stock on the Nasdaq Stockholm or the Nasdaq Stock Market or both.

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

Future sales of our common stock by insiders could negatively affect our stock price.

Two members of our Board of Directors each beneficially own approximately 18% of the shares of our common stock. Sales of a substantial number of shares of our common stock in the public market by insiders or large stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

A limited number of stockholders, including directors, hold a significant number of shares of our outstanding common stock.

Our two largest stockholders, who both are members of our Board of Directors, hold approximately one-third of the shares of our outstanding voting stock. This concentration of ownership could impact the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and our bylaws, and the approval of mergers and other significant corporate transactions. These factors may also have the effect of delaying or preventing a change in our management or our voting control.

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

The trading market for our common stock may rely in part on the research and reports that securities analysts and other third parties choose to publish about us. We do not control these analysts or other third parties. The price of our common stock could be negatively impacted by insufficient analyst coverage or if one or more analysts or other third parties publish inaccurate or unfavorable research about us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2019, we leased office facilities of approximately 7,000 square feet for our corporate headquarters in Stockholm. We also leased office facilities in the United States, Japan, South Korea, and Taiwan. In addition, our majority subsidiary Pronode Technologies AB leases a workshop of approximately 9,000 square feet in Kungsbacka, Sweden.

We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available to accommodate our operations if needed.

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

Holders

As of March 2, 2020, there were approximately 150 stockholders of record of our common stock as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because such “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique “street name” stockholders represented by these record holders.

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

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 73 million devices that use our technology. In October 2017, we augmented our licensing business and started to manufacture and ship sensor modules that incorporate our technology. We sell these embedded sensors to OEMs, ODM’s and Tier 1 suppliers for use in their products.

As of December 31, 2019, we had entered into forty-two technology license agreements with global OEMs and Tier 1 suppliers. This compares with forty-one technology license agreements as of December 31, 2018. During the year ended December 31, 2019, we had sixteen customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2019 and 2018 were from customer shipments of printers. As of December 31, 2019, our license customers in the automotive and printer markets have not released all the products that are currently in development and that are planned to go into production and market release over the next 12 to 24 months.

We now offer our technology to our current and new customers under either a license agreement or a supply agreement, where we sell them a manufactured embedded sensor module that has been customized for use in their products. As of December 31, 2019, we entered into three supply agreements to purchase our embedded sensor modules with global OEMs, ODMs and Tier 1 suppliers. In addition to direct shipments to our customers, we distribute our embedded sensor modules through DigiKey. As of December 31, 2019, DigiKey sold and shipped 740 sensor module development kits. We anticipate our revenue will be generated by a combination of royalties from our existing and new license customers plus sales of our sensor modules.

We intend to continue expanding our sensor module product offerings in 2020, including new sensors for delivery to the automotive and other key markets in 2090. We expect that over time the sales of sensor modules may constitute the majority of our revenue.

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

The consolidated balance sheets at December 31, 2019 and 2018 and the consolidated statements of operations, comprehensive loss and cash flows for the years ending 2019 and 2018 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB (Sweden).

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

Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; measuring variable consideration and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; determining the net realizable value of inventory; recoverability of capitalized project costs and long-lived asset; for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of options issued for stock-based compensation.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2019.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the years ended December 31, 2019 and 2018, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of December 31, 2019 and 2018. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method (“FIFO”) valuation method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. In 2018, after a comprehensive evaluation of our AirBar business we recorded a $0.4 million write-down for obsolete or slow moving AirBar component and finished goods inventory which is included in our cost of goods sold. In 2019, we wrote down advance payments for a module component and an additional reservation of slow moving AirBar components bought from a producing partner which together amounted to $0.3 million, which is included in our cost of goods.

As of December 31, 2019, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Investment in Joint Venture

We invested $3,000, a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. We are not required to guarantee any obligations of the JV and there have been no operations of Neoeye through December 31, 2019.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $8,000 and $0 as of December 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Equipment purchased under a finance lease is depreciated over the term of the lease, if that lease term is shorter than the estimated useful life.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

We assess any impairment by estimating the future cash flows from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2019, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

We provide either in the consolidated statement of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the non-controlling interest that separately discloses:

(1)	Net income or loss;

(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners; and

(3)	Each component of other comprehensive income or loss.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $105,000 and $(58,000) during the years ended December 31, 2019 and 2018, respectively. Foreign currency translation (losses) were $(183,000) and $(357,000) during the years ended December 31, 2019 and 2018, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2019 and 2018.

All shares of common stock and potential common stock equivalents in the calculations used to determine weighted average number of shares of common stock outstanding have been adjusted to reflect the effects of the reverse stock split for all periods presented. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2019 and 2018 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the consolidated statements of operations were as follows:

	Years ended December 31,
	2019	2018
Swedish Krona	9.46	8.70
Japanese Yen	109.01	110.43
South Korean Won	1,165.70	1,100.50
Taiwan Dollar	30.90	30.15

Exchange rates for the consolidated balance sheets were as follows:

	As of December 31,
	2019	2018
Swedish Krona	9.34	8.87
Japanese Yen	108.66	109.69
South Korean Won	1,154.56	1,113.63
Taiwan Dollar	30.00	30.61

Deferred Revenues

Deferred revenues consist primarily of prepayments for license fees, and other products or services for which we have been paid in advance, and earn the revenue when we transfer control of the product or service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

We defer license fees until we have met all accounting requirements for revenue recognition, which is when a license is made available to a customer and that customer has a right to use the license. Engineering development fee revenues are deferred until engineering services have been completed and accepted by our customers. We defer AirBar and sensor modules revenues until distributors sell the products to their end customers

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and sensor module returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of December 31, 2019 and 2018.

The following table presents our deferred revenues by source (in thousands);

	Years ended December 31,
	2019	2018
Deferred license fees revenues	$28	$-
Deferred NRE revenues	20	-
Deferred AirBar revenues	6	59
Deferred sensor modules revenues	13	16
	$67	$75

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02 (and subsequent accounting standards updates), lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The effective date of the new lease standard (ASC 842) was January 1, 2019, and we adopted the new standard on that date. We used the modified retrospective approach, which allowed us to make any necessary transition adjustments at January 1, 2019. We elected the optional transition method, which allowed us to continue to use disclosures required by the prior standard during 2019, the year of adoption. There were also several practical expedients available to make the transition more efficient and cost-effective for companies. We elected the package of three practical expedients available to us; doing so allowed us to not reassess existing leases.

We currently have a limited number of leased capital assets, all of which were classified as finance leases under the new lease standard. We maintain a lease inventory for those assets; they are currently reported on our consolidated balance sheets under the new standard. We analyzed our operating leases, and included two material operating leases on our consolidated balance sheets beginning January 1, 2019. Because of the small number of assets we lease, we did not need to make systems changes to comply with the new standard. We continue to track leased assets outside of our accounting systems. We did not experience material changes in financial ratios, leasing practices, or tax reporting.

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 and the subsequent accounting standards updates were scheduled to become effective for fiscal years beginning after December 15, 2020, with early adoption permitted.

On October 16, 2019, the FASB voted to delay implementation of the new credit losses standard for smaller reporting companies, among other organizations, until fiscal years beginning after December 15, 2022. In the future, we will evaluate the impact ASU 2016-13 (and subsequent accounting standards updates) will have on our consolidated financial statements, specifically regarding our trade receivables; however, we do not expect any significant impact from implementation of the new standard.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Tax, which simplifies the accounting for income taxes. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact ASU 2019-12 will have on our consolidated financial statements.

Results of Operations

We develop user interface and optical interactive touch and gesture solutions. Since 2010, under our licensing agreements, OEMs and Tier 1 suppliers have sold approximately 73 million devices that use our technology. In December 2017, we augmented our licensing business and started to manufacture and sell sensor modules that incorporate our technology.

A summary of our financial results for the years ended December 31, is as follows (in thousands, except percentages):

	2019	2018	Variance in Dollars	Variance in Percent
Revenue:
License Fees	$5,966	$7,954	$(1,988)	(25.0)%
Percentage of revenue	89.8%	93.2%
Sensor Modules	560	227	333	146.7%
Percentage of revenue	8.4%	2.7%
NRE	120	357	(237)	(66.4)%
Percentage of revenue	1.8%	4.2%
Total Revenue	$6,646	$8,538	$(1,892)	(22.2)%

Cost of Sales:
Sensor Modules	$499	$638	$(139)	(21.8)%
Percentage of revenue	7.5%	7.5%
NRE	184	283	(99)	(35.0)%
Percentage of revenue	2.8%	3.3%
Total Cost of Sales	$683	$921	$(238)	(25.8)%

Total Gross Margin	$5,963	$7,617	$(1,654)	(21.7)%

Operating Expense:
Research and Development	$5,239	$5,278	$(39)	(0.7)%
Percentage of revenue	78.8%	61.8%
Sales and Marketing	2,158	1,995	163	8.2%
Percentage of revenue	32.5%	23.4%
General and Administrative	4,296	4,221	75	1.8%
Percentage of revenue	64.6%	49.4%
Total Operating Expenses	$11,693	$11,494	$199	1.7%
Percentage of revenue	175.9%	134.6%

Operating Loss	$(5,730)	$(3,877)	$(1,853)	47.8%
Percentage of revenue	(86.2)%	(45.4)%
Other Expenses	(34)	(52)	18	(34.6)%
Percentage of revenue	(0.5)%	(0.6)%
Net Loss attributable to Neonode Inc.	$(5,298)	$(3,060)	$(2,238)	73.1%
Percentage of revenue	(79.7)%	(35.8)%
Net Loss attributable to Neonode Inc. Per Share	$(0.60)	$(0.52)	$(0.08)	15.4%

Revenues

All of our sales for the years ended December 31, 2019 and 2018 were to customers located in the United States, Europe and Asia.

The following table presents revenues by market and NRE for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019
	Amount	Percentage
Revenues from Automotive	$1,839	28%
Revenues from Consumer electronics	4,127	62%
Revenues from Sensor modules	560	8%
Revenues from NRE	120	2%
Total	$6,646	100%

	2018
	Amount	Percentage
Revenues from Automotive	$1,627	19%
Revenues from Consumer electronics	6,327	74%
Revenues from Sensor modules	227	3%
Revenues from NRE	357	4%
Total	$8,538	100%

We have historically licensed our technology to OEMs, ODM’s and Tier 1 suppliers who embed it in their products based upon our custom designs and we charge these customers a non-recurring fee to offset our engineering costs. We sell a Neonode branded consumer product, AirBar and in October 2017 we added sales of embedded sensor modules to our business model. Our sensor modules provide a hardware-based technology solution, which allows our customers a way to use our zForce AIR technology while forgoing the complex design and manufacturing phase associated with our licensing model. We now earn revenue from a combination of licensing plus selling our embedded sensor modules and AirBar.

During 2019 and 2018 we continued to focus our efforts on maintaining our current licensing customers and achieve design wins for new products both with current and future customers. We made investments enhancing the design of selected embedded sensor modules and setting-up partner networks for sales and distribution.

As of December 31, 2019, we had entered into forty-two technology license agreements with global OEMs, ODMs and Tier 1 suppliers and sixteen of our customers are currently shipping products. This compares with forty-one technology license agreements with global OEMs, ODM’s and Tier 1 suppliers as of December 31, 2018.

We expect to continue to earn license fees in future years and anticipate our customers will continue to release new products that embed our technology under a license agreement. License fees were the majority of our total revenue in the past three years and decreased by 25% in 2019 as compared to 2018, primarily due to a 87% decrease in license fees earned from our e-reader customers and 27% decrease in license fees earned from our printer customers partially offset by a 13% increase in license fees from our automotive customers.

In addition to license fees, a portion of our revenues is attributable embedded sensor modules which we began selling in October 2017. We are focusing our efforts on markets such as medical technology, industrial control systems and avionics. During 2017, we entered into a U.S. distribution agreement with Digi-Key and they currently have a range of sensor modules and development kits for sale. We currently have supply agreements for sensor modules with three customers. We sold $560,000 and $227,000 of sensor modules in 2019 and 2018, respectively.

Our revenues from license fees and sensor module sales may be negatively impacted in 2020 due to the outbreak of coronavirus (COVID-19). Many of our customers source their components from suppliers in China. Uncertainty about the availability of these components, or the future demand for products due to a negative economic impact from the global spread of the coronavirus, may cause our customers to alter their purchasing decisions and reduce demand for their products, thereby adversely affecting our future results of operations.

Non-recurring engineering fees (“NRE”) decreased 66% in 2019 as compared to 2018 due to a decline of new license customers and related NRE design projects. In 2019 and 2018, 0% and 80% of our total NRE fees were earned from automotive projects. In 2019, 62% of total NRE fees were earned from avionics compared to 0% in 2018. We expect to continue to earn NRE fees in 2020 and future years in all our three business areas.

Gross Margin

Our combined total gross margin was 90% in 2019 compared to 89% in 2018. The slight increase in total gross margin in 2019 as compared to 2018 is primarily due to higher margin on sales of sensor modules which was partially offset by an increase in valuation reserves for slow moving and obsolete inventory and lower gross margins on our NRE projects in 2019.

In 2019, we wrote down an advance payment for module components and reserved 100% of AirBar components bought from a producing partner. These two transactions amount to $0.3 million.

License fees accounted for 90% of total revenue in 2019 compared to 93% in 2018, with a 100% gross margin. NRE projects had a (53)% gross margin in 2019 compared to 21% in 2018 mainly due to investment of time in customer projects in new markets.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Product research and development (“R&D”) expenses for 2019 were 79% of total revenue compared to 62% in 2018. R&D in 2019 decreased 1% compared to 2018 primarily currency related. There were twenty-seven employees and seven consultants in our Research and Development department in 2019 compared to twenty-four employees and three consultants in 2018.

Our R&D groups are primarily tasked with developing technology and software platforms to support our sensor modules and our customer integration activities for both our sensor hardware and license agreements.

Sales and Marketing

Sales and marketing expenses for 2019 were 32% of total revenue compared to 23% in 2018. Sales and marketing expenses in 2019 increased 8.2% compared to 2018 primarily related to investment in a new partner program including marketing and sales promotion in the U.S. We had six employees and six consultants in our sales and marketing department in 2019 compared to six employees and three consultants in 2018. There is no stock-based compensation expense included in sales and marketing expenses for the year ended December 31, 2019 compared to approximately $6,000 for the year ended December 31, 2018.

Our sales activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products. Our customers will then sell and market their products incorporating our technology to their customers. We expect to expand our licensing and sensor module sales and marketing activities in 2020 and future years to capture market share in our target markets.

General and Administrative

General and administrative (“G&A”) expenses were 65% of revenue in 2019 compared to 49% in 2018. Total G&A expenses in 2019 increased 2% from 2018. The increase is primarily related to a write down of prepaid prototype work. As of December 31, 2019, we had nine full-time employees and one consultant in our G&A department fulfilling management and accounting responsibilities compared to ten full-time employees and one consultant as of December 31, 2018. There is no non-cash stock-based compensation included in G&A expenses for the year ended December 31, 2019 compared to approximately $23,000 for the year ended December 31, 2018.

Interest Expense

Interest expense for the year ended December 31, 2019 was $34,000 compared to $49,000 for the year ended December 31, 2018. The interest expense was mainly related to finance leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $105,000 and $(58,000) during the years ended December 31, 2019 and 2018, respectively. Foreign currency translation gains or (losses) were $(183,000) and $(357,000) during the years ended December 31, 2019 and 2018, respectively.

Income Taxes

Our effective tax rate was 0% in the year ended December 31, 2019 and 0% in the year ended 2018. We recorded valuation allowances in 2019 and 2018 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $5.3 million for the year ended December 31, 2019, compared to a net loss of $3.1 million for the year ended December 31, 2018.

Contractual Obligation and Off-Balance Sheet Arrangements

We have a bank guarantee in favor of a manufacturing partner of $210,000 for AirBar packaging material. We do not have any other transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Operating Leases

On August 22, 2016, we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The lease is up for renewal in August 2020.

On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease agreement was renegotiated and renewed in December 2019 and is valid through November 2020. It is extended on a yearly basis unless written notice three months prior to expiration date.

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

On September 1, 2019 we entered into a lease of office space located at NishiShinjuku Takagi Building, 1203 NishiShinjuku, Shinjukuku, Tokyo, Japan. The lease is valid through August 31, 2021 and is extended on a yearly basis unless written notice three months prior to expiration date.

For the years ended December 31, 2019 and 2018, we recorded approximately $649,000 and $687,000, respectively, for rent expense.

Equipment Subject to Finance Lease

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

Between the second and the fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements we are obligated to purchase the equipment at the end of the original 3 5-year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as finance leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after 5 years. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of December 31, 2019, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC only can be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of non-recurring engineering costs. As of December 31, 2019 we paid a total of $835,000 of the non-recurring engineering costs.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	actual versus anticipated licensing of our technology;

●	actual versus anticipated purchases of our sensor products, including AirBar;

●	actual versus anticipated operating expenses;

●	timing of our OEM customer product shipments;

●	timing of payment for our technology licensing agreements;

●	actual versus anticipated gross profit margin; and

●	ability to raise additional capital, if necessary.

As of December 31, 2019, we had cash of $2.4 million, as compared to $6.6 million as of December 31, 2018.

Working capital (current assets less current liabilities) was $2.4 million as of December 31, 2019, compared to working capital of $8.2 million as of December 31, 2018.

Net cash used in operating activities for the year ended December 31, 2019 of $3.5 million was primarily the result of a net loss including noncontrolling interests of approximately $5.8 million. Cash used to fund net losses is offset by approximately $1.8 million in non-cash operating expenses, mainly comprised of depreciation, amortization and write-offs.

Accounts receivable and unbilled revenues decreased by approximately $397,000 as of December 31, 2019 compared to December 31, 2018.

Inventory decreased by approximately $124,000 as of December 31, 2019 compared to December 31, 2018.

Accounts payable and accrued expenses increased approximately $454,000 as of December 31, 2019 compared to December 31, 2018.

Net cash used in operating activities for the year ended December 31, 2018 of $2.9 million was primarily the result of (i) a net loss including noncontrolling interests of approximately $3.9 million and (ii) approximately $40,000 in net cash provided in changes in operating assets and liabilities, primarily accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenues. Cash used to fund net losses is offset by approximately $1.0 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable decreased approximately $0.5 million as of December 31, 2018 compared with December 31, 2017. During 2018, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Accounts payable and accrued expenses increased approximately $41,000 as of December 31, 2018 compared to December 31, 2017.

Deferred revenue decreased approximately $0.9 million during 2018 mainly related to recognition of prepaid license fees from two customers during 2018.

Net cash used by financing activities during the year ended December 31, 2019 of $0.5 million was mainly the result of principal payments on finance leases.

Net cash provided by financing activities during the year ended December 31, 2018 was the result of net proceeds of approximately $4.6 million from the sale of our common stock. This increase was offset by principal payments on finance leases of $0.6 million.

In the years ended December 31, 2019 and 2018, we purchased $89,000 and $236,000, respectively of fixed assets, consisting primarily of leasing equipment and engineering equipment.

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors as part of a non-brokered private placement pursuant to which we issued a total of 2,940,767 shares of common stock at $1.60 per share for a purchase price of $4.6 million in net proceeds. The common stock issued in the private placement was not registered for resale and we are not required under the Securities Purchase Agreement to register the issued stock for resale. The purchasers in the private placement included Neonode directors, Ulf Rosberg and Andreas Bunge, and members of management and certain employees of the Company, including former Chief Executive Officer Hakan Persson and former Chief Financial Officer Lars Lindqvist. The Neonode directors and members of management and employees individually purchased an aggregate of approximately $2 million of common stock as part of the private placement.  In addition, major shareholder and now director Peter Lindell also purchased shares.  Mr. Lindell and Mr. Rosberg are each a beneficial owner of approximately 18% of Neonode common stock.

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

On September 27, 2018, the Company filed a certificate of amendment to its restated certificate of incorporate with the state of Delaware to effect a reverse stock split, effective October 1, 2018. The Company also filed a certificate of amendment to its restated certificate of incorporation with the state of Delaware to reduce the number of authorized shares of common stock from 100,000,000 to 10,000,000 shares. The filing did not affect the number of authorized preferred stock of 1,000,000 shares.

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

We aim to grow our revenues in all business areas and continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2009.

Costa Mesa, California

March 11, 2020

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash	$2,357	$6,555
Accounts receivable and unbilled revenues, net	1,324	1,830
Projects in process	8	-
Inventory	1,030	1,219
Prepaid expenses and other current assets	715	890
Total current assets	5,434	10,494

Investment in joint venture	3	3
Property and equipment, net	1,583	2,484
Operating lease right-of-use assets	416	-
Other assets	-	261
Total assets	$7,436	$13,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$555	$501
Accrued payroll and employee benefits	960	902
Accrued expenses	541	265
Deferred revenues	67	75
Current portion of finance lease obligations	568	570
Current portion of operating lease obligations	332	-
Total current liabilities	3,023	2,313

Finance lease obligations, net of current portion	508	1,133
Operating lease obligations, net of current portion	58	-
Total liabilities	3,589	3,446

Commitments and contingencies

Stockholders’ equity
Series B Preferred stock, 54,425 shares authorized with par value of $0.001; 0 and 82 shares issued and outstanding at December 31, 2019 and 2018, respectively. (In the event of dissolution, each share of Series B Preferred stock has a liquidation preference equal to par value of $0.001 over the shares of common stock)	-	-
Common stock, 15,000,000 shares authorized, with par value of $0.001; 9,171,154 and 8,800,313 shares issued and outstanding at December 31, 2019 and 2018, respectively	9	9
Additional paid-in capital	197,543	197,507
Accumulated other comprehensive loss	(639)	(456)
Accumulated deficit	(190,520)	(185,222)
Total Neonode Inc. stockholders’ equity	6,393	11,838
Noncontrolling interests	(2,546)	(2,042)
Total stockholders’ equity	3,847	9,796
Total liabilities and stockholders’ equity	$7,436	$13,242

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2019	December 31, 2018
Revenues:
License fees	$5,966	$7,954
Sensor modules	560	227
Non-recurring engineering	120	357
Total revenues	6,646	8,538

Cost of revenues:
Sensor modules	499	638
Non-recurring engineering	184	283
Total cost of revenues	683	921

Total gross margin	5,963	7,617

Operating expenses:
Research and development	5,239	5,278
Sales and marketing	2,158	1,995
General and administrative	4,296	4,221

Total operating expenses	11,693	11,494
Operating loss	(5,730)	(3,877)

Other expense
Interest expense	(34)	(49)
Other expense	-	(3)
Total other expense	(34)	(52)

Loss before provision for income taxes	(5,764)	(3,929)

Provision for income taxes	38	13
Net loss including noncontrolling interests	(5,802)	(3,942)
Less: net loss attributable to noncontrolling interests	504	882
Net loss attributable to Neonode Inc.	$(5,298)	$(3,060)

Loss per common share:
Basic and diluted loss per share	$(0.60)	$(0.52)
Basic and diluted – weighted average number of common shares outstanding	8,844	5,884

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31, 2019	December 31, 2018

Net loss including noncontrolling interests	$(5,802)	$(3,942)
Other comprehensive income (loss):
Foreign currency translation adjustments	(183)	(357)
Comprehensive loss	(5,985)	(4,299)
Less: Comprehensive loss attributable to noncontrolling interests	504	882
Comprehensive loss attributable to Neonode Inc.	$(5,481)	$(3,417)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2018	83	$-	5,859	$6	$192,861	$(99)	$(183,745)	$9,023	$(1,160)	$7,863

Adjustment related to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	1,583	1,583	-	1,583

Stock option compensation expense to employees and directors	-	-	-	-	29	-	-	29	-	29

Conversion of Series B Preferred Stock to common stock	(1)	-	-	-	-	-	-	-	-	-

Proceeds from sale of common stock, net of offering costs	-	-	2,941	3	4,617	-	-	4,620	-	4,620

Foreign currency translation adjustment	-	-	-	-	-	(357)	-	(357)	-	(357)

Net loss	-	-	-	-	-	-	(3,060)	(3,060)	(882)	(3,942)

Balances, December 31, 2018	82	-	8,800	9	197,507	(456)	(185,222)	11,838	(2,042)	9,796
Conversion of Series B Preferred Stock to common stock	(82)	-	11	-	-	-	-	-	-	-

Common stock issued upon excersise of common stock warrants	-	-	360	-	36	-	-	36	-	36

Foreign currency translation adjustment	-	-	-	-	-	(183)	-	(183)	-	(183)
Net loss	-	-	-	-	-	-	(5,298)	(5,298)	(504)	(5,802)
Balances, December 31, 2019	-	$-	9,171	$9	$197,543	$(639)	$(190,520)	$6,393	$(2,546)	$3,847

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(5,802)	$(3,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	29
Bad debt expense	105	-
Write-off of prepaids	414	-
Depreciation and amortization	855	1,008
Amortization of operating lease right-of-use assets	404	-
Loss on disposal of property and equipment	-	6
Changes in operating assets and liabilities:
Accounts receivable	397	481
Projects in process	(8)	1
Inventory	124	(142)
Prepaid expenses and other current assets	(19)	556
Accounts payable and accrued expenses	454	41
Deferred revenues	(429)	(897)
Operating lease obligations	(12)	-

Net cash used in operating activities	(3,517)	(2,859)

Cash flows from investing activities:
Purchase of property and equipment	(89)	(236)
Proceeds from sale of property and equipment	-	4

Net cash used in investing activities	(89)	(232)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	36	4,620
Principal payments on finance lease obligations	(535)	(551)
Net cash (used in) provided by financing activities	(499)	4,069

Effect of exchange rate changes on cash	(93)	(219)

Net change in cash	(4,198)	759

Cash at beginning of year	6,555	5,796

Cash at end of year	$2,357	$6,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$49

Cash paid for income taxes	$38	$13

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment with finance lease obligations	$-	$169

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

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

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops optical touch and gesture control solutions for human interaction with devices (“HMI”) and remote sensing solutions for driver monitoring and cabin monitoring features in automotive and other applications.

Neonode’s main business model is to license the technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 system suppliers who embed the technology into systems and products they develop, manufacture and sell.

In addition, Neonode designs and manufactures sensor modules that incorporate our zForce AIR technology and sells the embedded sensors to OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers for use in their systems and products. Neonode began shipping sensor modules in October 2017.

Neonode also manufactures and sells through distributors, a Neonode branded AirBar product that incorporates one of the sensor modules.

Liquidity

We incurred net losses of approximately $5.3 million and $3.1 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of approximately $190.5 million as of December 31, 2019. In addition, we used cash in operating activities of approximately $3.5 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively.

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

December 2018 Private Placement

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors as part of a non-brokered private placement pursuant to which we issued a total of 2,940,767 shares of common stock at $1.60 per share for net proceeds of $4.6 million. The common stock issued in the private placement is not registered for resale and we are not required under the Securities Purchase Agreement to register the issued stock for resale. The purchasers in the private placement included Neonode directors, Ulf Rosberg and Andreas Bunge, and members of management and certain employees of the Company, including the former Chief Executive Officer, Hakan Persson, and the former Chief Financial Officer, Lars Lindqvist. The Neonode directors and members of management and employees individually purchased an aggregate of approximately $2 million of common stock as part of the private placement.  In addition, major shareholder and now director, Peter Lindell, also purchased shares.  Mr. Lindell and Mr. Rosberg are each a beneficial owner of approximately 18% of Neonode common stock.

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

We expect our revenues from license fees, sensor modules, non-recurring engineering fees and AirBar sales will enable us to reduce our operating losses in coming years. In addition, we intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The consolidated balance sheets at December 31, 2019 and 2018 and the consolidated statements of operations, comprehensive loss, stockholders equity and cash flows for the years ended 2019 and 2018 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and judgments that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates and judgments.

Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; measuring variable consideration and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; determining the net realizable value of inventory; recoverability of capitalized project costs and long-lived asset; for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of options issued for stock-based compensation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $85,000 and $149,000 as of December 31, 2019 and 2018, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $8,000 as of December 31, 2019. There were no costs capitalized in projects in process as of December 31, 2018.

Inventory

Inventory is stated at the lower of cost and net realizable value, using the first-in, first-out (“FIFO”) valuation method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.8 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

In order to protect our manufacturing partners from losses in relation to AirBar production, we agreed to secure the value of the inventory with a bank guarantee. Since the sale of AirBars has been lower than expected, a major part of the inventory at the partner remained unused when the due date of the bank guarantee neared and Neonode therefore agreed that the partner should keep inventory for the production of 20,000 AirBars and the rest be purchased by us. The inventory value of these purchases has been fully reserved.

As of December 31, 2019, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$396	$246
Work-in-process	186	220
Finished goods	448	753
Ending inventory	$1,030	$1,219

Investment in Joint Venture

We invested $3,000 for a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting since the investment provides us the ability to exercise significant influence, but not control, over the investee. We are not required to guarantee any obligations of the joint venture. There have been no operations of Neoeye through December 31, 2019.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Equipment purchased under a finance lease is depreciated over the term of the lease, if that lease term is shorter than the estimated useful life.

Upon retirement or sale of property and equipment, cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated statement of operations. Maintenance and repairs are charged to expense as incurred.

Right-of-Use Assets

A right-of-use asset represents a lessee’s right to use a leased asset for the term of the lease. Our right-of-use assets generally consist of operating leases for buildings.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2019, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $105,000 and $(58,000) during the years ended December 31, 2019 and 2018, respectively. Foreign currency translation gains or (losses) were $(183,000) and $(357,000) during the years ended December 31, 2019 and 2018, respectively.

Concentration of Credit and Business Risks

Our customers are located in United States, Europe and Asia.

As of December 31, 2019, three customers represented approximately 72% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2018, four customers represented approximately 67% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2019 are as follows.

●	Hewlett-Packard Company – 38%

●	Epson – 16%

●	Alpine – 15%

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2018 are as follows.

●	Hewlett-Packard Company – 35%

●	Epson – 14%

●	Canon – 12%

The Company conducts business in the United States, Europe and Asia. At December 31, 2019, the Company maintained approximately $2,637,000, $1,148,000 and $62,000 of its net assets in the United States, Europe and Asia, respectively. At December 31, 2018, the Company maintained approximately $2,537,000, $7,187,000 and $72,000 of its net assets in the United States, Europe and Asia, respectively.

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

License fees for products and sales of AirBar and sensor modules are on a per-unit basis; therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

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

Explicit return rights are not offered to customers. There have been no returns through December 31, 2019.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the years ended December 31, 2019 and 2018, no losses related to SOW projects were recorded.

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

The timing of revenue recognition related to AirBar modules depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale when we provide the promised product to the customer.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of December 31, 2019 and 2018. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year ended December 31, 2019		Year ended December 31, 2018
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$1,839	28%	$1,627	19%
Net license revenues from consumer electronics	4,127	62%	6,327	74%
Net revenues from sensor modules	560	8%	227	3%
Net revenues from non-recurring engineering	120	2%	357	4%
	$6,646	100%	$8,538	100%

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

The following table presents accounts receivable, unbilled revenues and deferred revenues as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable and unbilled revenues	$1,324	$1,830
Deferred revenues	67	75

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

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Years ended
	December 31, 2019	December 31, 2018
Balance at beginning of period	$17	$35
Provisions for warranty issued	7	(18)
Balance at end of period	$24	$17

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

The following table presents our deferred revenues by source (in thousands);

	As of December 31,
	2019	2018
Deferred license revenues	$28	$-
Deferred NRE revenues	20	-
Deferred AirBar revenues	6	59
Deferred sensor modules revenues	13	16
	$67	$75

Contracted revenue not yet recognized was $67,000 as of December 31, 2019; we expect to recognize approximately 100% of that revenue over the next twelve months. The Company recognized revenues of approximately $75,000 and $1.2 million, for 2019 and 2018 respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance. Advertising costs amounted to approximately $82,000 and $120,000 for the years ended December 31, 2019 and 2018, respectively.

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

The Company provides either in the consolidated statements of stockholders’ equity, if presented, or in the notes to consolidated financial statements, a reconciliation at the beginning and the end of the period of the carrying amount of total equity (net assets), equity (net assets) attributable to the parent, and equity (net assets) attributable to the noncontrolling interest that separately discloses:

(1)	Net income or loss;
(2)	Transactions with owners acting in their capacity as owners, showing separately contributions from and distributions to owners; and
(3)	Each component of other comprehensive income or loss.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2019 and 2018. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2019 and 2018, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2019 and 2018. We effected a 1-for-10 reverse stock split on October 1, 2018. All shares of common stock and potential common stock equivalents in the calculations used to determine weighted average number of shares of common stock outstanding have been adjusted to reflect the effects of the reverse stock split for all periods presented. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2019 and 2018 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 14).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2019	2018
Swedish Krona	9.46	8.70
Japanese Yen	109.01	110.43
South Korean Won	1,165.70	1,100.50
Taiwan Dollar	30.90	30.15

Exchange rate for the consolidated balance sheets was as follows:

	As of December 31,
	2019	2018
Swedish Krona	9.34	8.87
Japanese Yen	108.66	109.69
South Korean Won	1,154.56	1,113.63
Taiwan Dollar	30.00	30.61

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

The effective date of the new lease standard (ASC 842) was January 1, 2019, and we adopted the new standard on that date. We used the required modified retrospective approach, which allowed us to make any necessary transition adjustments at January 1, 2019. We elected the optional transition method, which allowed us to continue to use disclosures required by the prior standard during 2019, the year of adoption. There were also several practical expedients available to make the transition more efficient and cost-effective for companies. We elected the package of three practical expedients available to us; doing so allowed us to not reassess existing leases.

We currently have a limited number of leased capital assets, all of which were classified as finance leases under the new lease standard. We maintain a lease inventory for those assets; they are currently reported on our consolidated balance sheets under the new standard. We analyzed our operating leases, and included two material operating leases on our consolidated balance sheets beginning January 1, 2019 which resulted in recording operating lease right-of-use assets and operating lease obligations of approximately $0.9 million. We did not have any equity adjustment related to our implementation of the new standard, and we will continue to provide disclosures related to leases. Because of the small number of assets we lease, we did not need to make systems changes to comply with the new standard. We continue to track leased assets outside of our accounting systems. We did not experience material changes in financial ratios, leasing practices, or tax reporting.

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, (“ASU 2019-04”), ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326)”, (“ASU 2019-05”), and ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”), and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 and the subsequent accounting standards updates were scheduled to become effective for fiscal years beginning after December 15, 2020, with early adoption permitted. On October 16, 2019, the FASB voted to delay implementation of the new credit losses standard for smaller reporting companies, among other organizations, until fiscal years beginning after December 15, 2022. In the future, we will evaluate the impact ASU 2016-13, ASU 2019-04, ASU 2019-05 and ASU 2018-19 will have on our consolidated financial statements, specifically regarding our trade receivables; however, we do not expect any significant impact from implementation of the new standard.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Tax, which simplifies the accounting for income taxes. ASU 2019-12 will become effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact ASU 2019-12 will have on our consolidated financial statements.

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2019	2018

Prepaid insurance	$223	$168
Prepaid rent	4	41
VAT receivable	211	176
Prepaid inventory	-	120
Advances to suppliers	51	155
Other	226	230
Total prepaid expenses and other current assets	$715	$890

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2019	2018

Computers, software, furniture and fixtures	$1,406	$1,407
Equipment under capital lease	3,348	3,525
Less accumulated depreciation and amortization	(3,171)	(2,448)
Property and equipment, net	$1,583	$2,484

Depreciation and amortization expense was $0.9 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2019	2018

Accrued returns and warranty	$24	$17
Accrued consulting fees and other	517	248
Total accrued expenses	$541	$265

6.	Fair Value Measurements

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

There were no assets or liabilities recorded at fair value on a recurring basis in 2019 and 2018.

7.	Stockholders’ Equity

Common Stock

On September 27, 2018, the Company filed the certificate of amendment to its restated certificate of incorporation with the state of Delaware to effect a reverse stock split, effective October 1, 2018. The Company also filed a certificate of amendment to its restated certificate of incorporation with the state of Delaware to reduce the number of authorized shares of common stock from 100,000,000 to 10,000,000 shares. The filing did not affect the number of authorized preferred stock of 1,000,000 shares.

As a result of the reverse stock split, every ten shares of issued and outstanding common stock were converted into one share of common stock, without any change in the par value per share. No fractional shares were issued, therefore stockholders entitled to receive a fractional share in connection with the reverse stock split received a cash payment instead. There was no financial impact to the Company’s consolidated financial statements. All shares and per share information in this Form 10-K have been retroactively adjusted for all periods presented to reflect the reverse stock split, including reclassifying any amount equal to the reduction in par value of common stock to additional paid-in capital.

On December 28, 2018, we entered into a Securities Purchase Agreement with foreign investors, as part of a non-brokered private placement pursuant to which a total of 2,940,767 shares of common stock were issued. See Note 1 for more information.

Effective June 11, 2019, the Company further amended its restated certificate of incorporation to increase the number of authorized shares of common stock to 15,000,000 shares.

Warrants and Other Common Stock Activity

During the year ended December 31, 2019, warrants to purchase 360,000 shares of common stock were exercised for proceeds of $36,000. No warrants were exercised during 2018.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2018	1,116,368	$10.18	3.68
Issued	-	-	-
December 31, 2018	1,116,368	$10.18	2.68
Issued	-	-	-
Expired/forfeited	-	-	-
Exercised	(360,000)	0.10	-
Outstanding and exercisable, December 31, 2019	756,368	$14.98	1.47

Outstanding Warrants to Purchase Common Stock as of December 31, 2019:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2016 Purchase Warrants	08/17/16	$11.20	431,368	02/17/22
August 2017 Purchase Warrants	08/08/17	$20.00	325,000	08/08/20
Total Warrants Outstanding			756,368

Preferred Stock

During the year ended December 31, 2019, the only shares of our preferred stock issued and outstanding were Series B Preferred Stock. Effective July 1, 2019, as described below, all outstanding shares of our Series B Preferred Stock were converted into shares of our common stock. The terms of our Series B Preferred Stock were as follows:

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

In November 2018, a holder of 1 share of Series B Preferred stock converted into 132 shares of our common stock.

On April 10, 2019, a holder of 2 shares of Series B Preferred stock converted into 264 shares of our common stock.

Effective July 1, 2019, the Company implemented a conversion of all outstanding shares of Series B Preferred Stock into shares of common stock. Each share of Series B Preferred Stock was automatically converted into 132.07 shares of common stock. No fractional shares were issued. In lieu of any fractional shares, the resulting number of shares of common stock was rounded up to the nearest whole number. Accordingly, 80 shares of Series B Preferred Stock were converted into 10,577 shares of common stock. As of December 31, 2019, there were no shares of series B Preferred Stock outstanding.

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

Stock Options

During the year ended December 31, 2015, our stockholders approved the Neonode Inc. 2015 Stock Incentive Plan (the “2015 Plan”) which replaced our 2006 Equity Incentive Plan (the “2006 Plan”). Although no new awards can be made under the 2006 Plan, it is still operative for previously granted awards. Under the 2015 Plan, 210,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

Accordingly, as of December 31, 2019, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”).
●	The 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan and the 2015 Plan at December 31, 2019:

Options Outstanding
Range of Exercise Price	Number Outstanding and exercisable at 12/31/19	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$ 0 - $ 15.00	32,500	0.90	$14.95
$ 15.01 - $ 30.40	8,000	0.33	$30.40
$ 30.40 - $ 62.10	12,000	0.14	$59.60
	52,500	1.37	$27.51

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2018	175,600	$41.99	2.18	$-
Options granted	30,000	15.00		-
Options exercised	-	-		-
Options cancelled or expired	(105,800)	41.36		-
Options outstanding – December 31, 2018	99,800	$34.55	1.41	-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(47,300)	42,35		-
Options outstanding and vested – December 31, 2019	52,500	$27.51	1.37	$-

No stock options were granted during the year ended December 31, 2019. There were 30,000 stock options granted in 2018. The assumptions used to value stock options granted to directors, employees and consultants during the year ended December 31, 2018 are as follows:

For the year ended
December 31, 2018

Annual dividend yield	-
Expected life (years)	1.5
Risk-free interest rate	2.19%
Expected volatility	71.12%

During the years ended December 31, 2019 and 2018, we recorded $0 and $29,000, respectively, of compensation expense related to the vesting of stock options. The estimated fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2019 and 2018 reflects the estimated fair value of the vested portion of options granted to directors, employees and non-employees.

	Years ended December 31,
	2019	2018
(In thousands)
Sales and marketing	$-	$6
General and administrative	-	23
Stock-based compensation expense	$-	$29

There is no remaining unrecognized compensation expense related to stock options as of December 31, 2019.

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

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2019 and 2018.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2019 and 2018.

One of our manufacturing partners has previously purchased material for the final assembly of AirBars. To protect the manufacturer from losses in relation to AirBar production, we agreed to secure the value of the inventory in a bank guarantee. The initial guarantee was for $345,000 and valid until December 31, 2019. Since the sale of AirBars has been lower than expected, a major part of the inventory at the manufacturer remained unused when the due date of the bank guarantee neared.

In November 2019, we agreed to purchase the excess AirBar inventory for approximately $141,000 and in conjunction with this, the bank guarantee was decreased to $210,000 and is valid until December 31, 2020.

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable we will have to purchase the inventory. As of March 11, 2020, management’s judgment is that we will sell the remaining AirBars during 2020 and thereby purchase the components and the assembly service from the manufacturing partner throughout the year. No liability has therefore been recorded for the period ended December 31, 2019.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LCC. The portfolio contains two patent families comprising nine U.S. patents, five non-U.S. patents and three pending U.S. patent applications. The assignment provides the Company the right to share potential proceeds generated from a licensing and monetization program.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of December 31, 2019, we had made no payments to TI under the NN1002 Agreement.

10.	Leases

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

We report operating leased assets, as well as operating lease current and noncurrent obligations on our consolidated balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment; we report the manufacturing equipment, as well as finance lease current and noncurrent obligations on our consolidated balance sheets for our manufacturing equipment.

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

The components of lease expense were as follows (in thousands):

For the year ended
December 31,
2019
Operating lease cost (1)	$588

Finance lease cost:
Amortization of leased assets	$623
Interest on lease liabilities	34
Total finance lease cost	$657

(1)	Includes short term lease costs of $122,000 for the year ended December 31, 2019.

Supplemental cash flow information related to leases was as follows (in thousands):

Year ended December 31,
2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(404)
Operating cash flows from finance leases	$(34)
Financing cash flows from finance leases	$(535)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-
Finance leases	-

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Operating leases
Operating lease right-of-use assets	$416

Current portion of operating lease obligations	$332
Operating lease liabilities, net of current portion	58
Total operating lease liabilities	$390

Finance leases
Property and equipment, at cost	$3,348
Accumulated depreciation	(1,956)
Property and equipment, net	$1,392

Current portion of finance lease obligations	$568
Finance lease obligations, net of current portion	508
Total finance lease liabilities	$1,076

Year ended December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	1.2 years
Finance leases	1.6 years

Weighted Average Discount Rate
Operating leases (2)	5%
Finance leases	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2019 is as follows (in thousands):

Years ending December 31,	Total
2020	$343
2024	59
402
Less imputed interest	(12)
Total lease liabilities	390
Less current portion	(332)
$58

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of December 31, 2019 (in thousands):

Year ending December 31,	Total
2020	$585
2021	477
2022	37
Total minimum payments required:	1,099
Less amount representing interest:	(23)
Present value of net minimum lease payments:	1,076
Less current portion	(568)
$508

Disclosures related to periods prior to adoption of ASC 842

Minimum future lease payments under capital and operating lease obligations as of December 31, 2018 were as follows:

Year ending December 31,	Capital	Operating
2019	$602	$457
2020	616	89
2021	502	3
2022	39	-
Total minimum payments required	1,759	$549
Less amount representing interest	(56)
Present value of net minimum lease payments	1,703
Less current portion	(570)
	$1,133

11.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing and sensor module business.

We report revenues from external customers based on the country where the customer is located. The following table presents revenues by geographic region for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019
	Amount	Percentage
United States	$3,158	48%
Japan	2,134	32%
Germany	617	9%
China	374	6%
Switzerland	105	2%
France	152	2%
Other	106	1%
Total	$6,646	100%

	2018
	Amount	Percentage
United States	$4,247	50%
Japan	2,877	34%
Germany	803	9%
China	221	3%
Taiwan	189	2%
South Korea	48	1%
Other	153	1%
Total	$8,538	100%

12.	Income Taxes

Loss before income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2019	2018
Domestic	$(4,200)	$(1,583)
Foreign	(1,564)	(2,346)

Total	$(5,764)	$(3,929)

The provision (benefit) for income taxes is as follows for the years ended December 31 (in thousands):

	2019	2018
Current
Federal	$-	$-
State	2	2
Foreign	36	11
Change in deferred
Federal	(447)	(109)
Federal valuation allowance	447	109
State	20	(1)
State valuation allowance	(20)	1
Foreign	(453)	(322)
Foreign valuation allowance	453	322

Total current	$38	$13

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are as follows:

	2019	2018
Amounts at statutory tax rates	21%	21%
Foreign losses taxed at different rates	(2)%	(1)%
Stock-based compensation	(8)%	(7)%
Other	(1)%	(2)%
Total	10%	11%
Valuation allowance	(11)%	(11)%
Effective tax rate	(1)%	-%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Accruals	$48	$71
Stock compensation	159	567
Net operating losses	16,293	14,982
Basis difference in fixed assets	-	-
Total deferred tax assets	$16,500	$15,620
Valuation allowance	(16,500)	(15,620)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc., and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2019, we had federal, state and foreign net operating losses of $63.8 million, $20.0 million and $7.3 million, respectively. The federal loss carryforward begins to expire in 2028, and the California loss carryforward begins to expire in 2030. The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization.  As of December 31, 2019, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2019 and 2018.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2019 and 2018 we did not recognize any interest or penalties related to unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019 and 2018, we had no accrued interest and penalties related to uncertain tax matters.

As of December 31, 2019, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan, South Korea, and Taiwan. The 2008 through 2018 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

13.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute five percent (5%) of the employee’s annual salary to these pension plans. For the Swedish management we contribute up to fifteen percent (15%) of the employee’s annual salary. Contributions relating to these defined contribution plans for the years ended December 31, 2019 and 2018 were $395,000 and $413,000, respectively. We match U.S. employee contributions to a 401(K) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(K) contributions for the years ended December 31, 2019 and 2018 were $6,000 and $6,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2019 and 2018 were $3,000 and $4,000, respectively.

14.	Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2019 and 2018 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 0 and 350,000 outstanding stock warrants, 0 and 11,000 shares issuable upon conversion of preferred stock and 0 and 0 stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2019 and 2018, respectively, due to their anti-dilutive effect.

(In thousands, except per share amounts)	Years ended December 31,
	2019	2018
BASIC AND DILUTED
Weighted average number of common shares outstanding	8,844	5,884

Net loss attributable to Neonode Inc.	$(5,298)	$(3,060)

Net loss per share basic and diluted	$(0.60)	$(0.52)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting in accordance with applicable SEC rules that permit us to provide only management´s report in this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018))
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018)
4.1	Description of Common Stock
10.1	Assignment Agreement with Aequitas Technologies LLC, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 8, 2019)
10.2	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016)
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017)
10.4	Employment Agreement of Urban Forssell, dated October 20, 2019 +
10.5	Employment Agreement of Håkan Persson, dated February 12, 2018 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on February 15, 2018) +
10.6	Employment Agreement of Maria Ek, dated May 28, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 31, 2019) +
10.7	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.8	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.9	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.10	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.11	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement

ITEM 16	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 11, 2020	By:	/s/ Maria Ek
Maria Ek Chief Financial Officer, Vice President, Finance, Treasurer and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Urban Forssell	President and Chief Executive Officer	March 11, 2020
Urban Forssell	(Principal Executive Officer)

/s/ Maria Ek	Chief Financial Officer, Vice President, Finance, Treasurer and Secretary	March 11, 2020
Maria Ek	(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 11, 2020
Ulf Rosberg

/s/ Andreas Bunge	Director	March 11, 2020
Andreas Bunge

/s/ Per Löfgren	Director	March 11, 2020
Per Löfgren

/s/ Peter Lindell	Director	March 11, 2020
Peter Lindell

/s/ Mattias Bergman	Director	March 11, 2020
Mattias Bergman

/s/ Lars Lindqvist	Director	March 11, 2020
Lars Lindqvist