Form 10-K/A
period 2019-12-31
Neonode Inc.
filed 2020-04-29
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

The number of shares of the registrant’s common stock outstanding as of April 24, 2020 was 9,171,154.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEONODE INC.

2019 ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2020 (the “Original Filing”) is being filed by Neonode Inc. (collectively with its subsidiaries, referred to in this Amendment No. 1 as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”) solely to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated into this 2019 Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in this 2019 Form 10-K because our definitive proxy statement will be filed more than 120 days after our fiscal year-end.

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

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

In accordance with the Restated Certificate of Incorporation of Neonode, Inc., as amended (“Certificate of Incorporation”), the Board of Directors exclusively determines the number of directors that compose the Board. By resolution, the Board of Directors has fixed the size of the Board at six members.

Also in accordance with our Certificate of Incorporation, the Board of Directors is divided into three classes. Each class has a three-year term. Currently, two members of the Board serve in Class I, one member serves in Class II, and three members serve in Class III.

Our Certificate of Incorporation further provides that any vacancies on the Board of Directors may be filled by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class may serve for the remainder of the full term of that class and until the director’s successor is elected and qualified.

The identities and biographies of each nominee and continuing member to the three classes of the Board of Directors serving staggered, three-year terms are as follows:

Class I Directors Continuing in Office with Terms Expiring at the 2021 Annual Meeting:

Mattias Bergman, age 52, currently is Chief Executive Officer of BIL Sweden, an industry association for Swedish manufacturers and importers of passenger cars, buses and trucks. He previously served for six years as President of NEVS, a developer and manufacturer of electric vehicles and mobility services based on the assets of SAAB Automobile. Prior to NEVS, Mr. Bergman held the position of Vice President of Springtime, a Swedish public relations and communication agency, where he expanded its international presence including into China and India. From 1991 to 2010, he held different leading roles in the Swedish Trade Council (today called Business Sweden) and rotated in China, Japan and Korea.

The Board of Directors has concluded that Mr. Bergman should serve as director because of his experience in the automotive industry and his knowledge of business development and management, particularly in Asia.

Andreas Bunge, age 59, has between 1994 and 2019 been Chief Executive Officer of Merkatura AB, a private holding company, and provides business consulting for technology companies and is now working for Merkatura AG management S.L. From January 1, 2018 to March 31, 2018, he served as our interim Chief Executive Officer. From 2012 to 2015, he served as Chief Executive Officer of Spago Nanomedical AB (formerly Spago Imaging AB) until its public listing on Nasdaq OMX Nordic. From 2005 to 2012, Mr. Bunge founded and served as Chief Executive Officer of Accelerator Nordic AB, which spun-off Spago Imaging in 2012. Prior to Accelerator Nordic, he founded and served as Chief Executive Officer of Applied Sensor AB and held various managerial positions at Intentia AB.

The Board of Directors has concluded that Mr. Bunge should serve as director because of his executive experience, including as former interim chief executive officer of our company, and his understanding of engineering and technology.

Class II Director Continuing in Office with Term Expiring at the 2022 Annual Meeting:

Ulf Rosberg, age 54, currently serves as Chief Executive Officer of UMR Invest AB, a private holding company, and as Chairman of Payair Technologies AB. He previously served in various leadership positions at Nordic Capital AB from 1994 until June 2017, including as investment manager, director, partner, and most recently as senior advisor since 2012. Prior to joining Nordic Capital, Mr. Rosberg held corporate finance positions with SEB Investment Banking and Leimdörfer & Partners.

The Board of Directors has concluded that Mr. Rosberg should serve as director because of his investment and financial experience, his significant ownership position in our company, and his service to our company as Chairman of the Board of Directors.

Class III Directors Continuing in Office with Terms Expiring at the 2020 Annual Meeting:

Peter Lindell, age 66, currently serves as Chairman and board member in several companies where he also is an owner. He is Chief Executive Officer of Cidro Holding, a private holding company, and Chairman of Rite Internet Ventures Holding, Innohome OY, Frank Dandy Holding AB and Acervo AB. He also is a board member of Packet Front Software AB and Storevision Holding AB. Mr. Lindell has worked in the private equity market for twenty years as an investor and board member. He previously worked in the information technology and computer industry in various management positions.

The Board of Directors has concluded that Mr. Lindell should serve as director because of his board experience, understanding of the private equity markets, and his significant ownership position in our company.

Lars Lindqvist, age 62, has served as Chief Financial Officer of Optomed OY since June 2019. He previously served as Vice President, Finance, Treasurer and Secretary of our company from August 2014 until May 2019. Prior to becoming an executive officer of our company, Mr. Lindqvist previously served as a member of the Board of Neonode between November 2011 and August 2014. Mr. Lindqvist previously served as a management consultant to LQ Consulting GmbH from January 2013 to July 2014, interim Chief Executive Officer of 24 Mobile Advertising Solutions AB from June 2012 to December 2012, interim Chief Executive Officer of ONE Media Holding AB from April 2011 to May 2012, and Chief Financial Officer for Mankato Investments AG Group from June 2005 to March 2011. In addition, Mr. Lindqvist was Chief Financial Officer of Microcell OY, a Finnish ODM of mobile phones, from August 2002 to May 2005, and Chief Financial Officer of Ericsson Mobile Phones from May 1995 to July 2002.

The Board of Directors has concluded that Mr. Lindqvist should serve as director because of his prior role as Chief Financial Officer of our company and knowledge of our company’s operations.

Per Löfgren, age 56, has served as Vice President, Chief Financial Officer for Segment Networks of Telefonaktiebolaget LM Ericsson (“Ericsson”) since June 2017. Ericsson is global telecommunications company listed on Nasdaq Nordic. Mr. Löfgren also has served as President of Ericsson AB since January 2015. From January 2015 to May 2017, he served as Vice President, Global Sales and Chief Financial Officer for Segment Global Services of Ericsson. From February 2011 to December 2014, he served as Vice President and Chief Financial Officer of Ericsson North America. Prior to 2011, he served in various Ericsson business units globally as a division chief financial officer, sales, and other management positions.

The Board of Directors has concluded that Mr. Löfgren should serve as director because of his qualification as an audit committee financial expert, his general financial and business knowledge, and his thirty years of experience in the communications and technology industry.

Code of Ethics

The Board of Directors has adopted the Code of Business Conduct, which is applicable to our officers, directors, and employees. The Code of Business Conduct contains a separate Code of Ethics that applies specifically to our company’s chief executive officer and senior financial officers. The Code of Business Conduct, including the Code of Ethics, is available on our website at http://www.neonode.com/investor-relations/corporate-governance/. If we amend or waive the Code of Business Conduct or Code of Ethics with respect to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will post the amendment or waiver on our website. The information contained on our website is not part of and is not incorporated by reference into this this proxy statement.

Stockholder Nominations

The Nominating and Governance Committee of the Board of Directors will consider director candidates recommended by stockholders. Refer to our 2019 proxy statement for information regarding director nominations. Since the beginning of 2019, there have been no material changes to the procedures by which stockholders may recommend director candidates.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Messrs. Löfgren, Rosberg, and Lindell. Prior to Mr. Lindell’s appointment to the Board and the Audit Committee in June 2019, Åsa Hedin served on the Audit Committee in 2019 until her resignation from the Board in June 2019. Mr. Löfgren is Chairman of the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Löfgren qualifies as an “audit committee financial expert” as defined in SEC rules and also is “independent” as defined in applicable Nasdaq Stock Market rules.

Executive Officers

Information about our current executive officers and executive officers during 2019 is as follows:

Name	Title	Executive Officer between
Urban Forssell	President and Chief Executive Officer	January 2020 to present
Maria Ek	Interim Chief Executive Officer Vice President, Finance, Chief Financial Officer, Treasurer and Secretary	October 2019 to December 2019 June 2019 to present
Håkan Persson	Former President and Chief Executive Officer	April 2018 to October 2019
Lars Lindqvist	Former Vice President, Finance, Chief Financial Officer, Treasurer and Secretary	August 2014 to May 2019

Urban Forssell, age 50, commenced employment as President and Chief Executive Officer of our company on January 1, 2020. He previously served since September 2013 as a Vice President and between March 2011 and August 2013 as a General Manager at Öhlins Racing AB. His positions at Öhlins Racing included responsibility for sales and marketing of MC and Automotive suspension systems, research and development, and quality assurance. Prior to joining Öhlins Racing, Mr. Forssell served as Manager at Autoliv Electronics AB between September 2010 and February 2011. Prior to that, he served as President and Chief Executive Officer at NIRA Dynamics AB between May 2001 and August 2010.

Maria Ek, age 49, has served as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of since June 1, 2019 and also served as interim Chief Executive Officer of our company between October 22, 2019 and December 31, 2019. Prior to becoming an executive officer, Ms. Ek served as corporate controller of our company between December 2018 and May 2019. Prior to joining our company, she served as Global Head of Accounting for Digital Route AB between 2014 and 2018. Prior to that, Mr. Ek served as Group Financial Manager and in other finance capacities at 24 Mobile Advertising Solutions AB between 2010 and 2014. She additionally has held various financial and accounting positions at media and international organizations.

Håkan Persson, age 59, served as Chief Executive Officer of our company between April 1, 2018 and October 22, 2019. Prior to joining our company, he served from November 2013 through January 2018 as Chief Executive Officer of Precise Biometrics AB. Prior to that, he served during 2013 as interim Manager Linux operations at Enea AB. Prior to that, he served from 2010 to 2012 as Chief Executive Officer of Scalado AB. In addition, Mr. Persson previously served in executive positions at various public and private companies including IBM, Aspiro AB, Telelogic AB, and Telia Mobile International.

Biographical information regarding Lars Lindqvist is set forth above under “The Board of Directors.”

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding compensation earned by the executive officers of our company during the year ended December 31, 2019 (the “named executive officers”). Our executives are compensated in Swedish Kronor (“SEK”); accordingly, for purposes of this table, compensation paid in SEK has been converted to U.S. dollars at an approximate weighted average exchange rate of 9.4574 and 8.70 SEK to one U.S. dollar for the years ended December 31, 2019 and 2018 respectively.

Name and Principal Position	Year	Salary(1)	Bonus	Option Awards	All Other Compensation(2)		Total
Håkan Persson	2019	$197,899	—	—	$178,212	(4)	$376,111
Chief Executive Officer(3)	2018	$171,724	—	$11,465	$43,647		$226,836

Maria Ek	2019(6)	$135,021	—	—	$12,815		$147,836
Chief Financial Officer and Interim Chief Executive Officer(5)

(1)	Includes cash payments in lieu of vacation time of $24,311 and $13,166 to Mr. Persson for 2019 and 2018 respectively, and $16,066 to Ms. Ek for 2019.

(2)	Except as noted, represents matching contributions to Swedish defined contribution plan.

(3)	Mr. Persson was appointed as Chief Executive Officer effective April 1, 2018 and resigned as Chief Executive Officer effective October 22, 2019.

(4)	Includes $134,815 representing six months salary and contribution to Swedish defined contribution plan payable to Mr. Persson upon termination of his employment.

(5)	Ms. Ek was appointed Chief Financial Officer effective June 1, 2019. In addition, Ms. Ek served as interim Chief Executive Officer between October 22, 2019 and December 31, 2019.

(6)	Includes approximately $45,000 in salary, $5,000 cash payments in lieu of vacation time and $4,500 in matching contributions to Swedish defined contribution plan for services as an employee of our company during 2019 prior to Ms. Ek’s appointment as Chief Financial Officer.

Mr. Lindqvist earned less than $100,000 in total compensation in 2019 for serving as Chief Financial Officer until his resignation in May 2019; accordingly, as permitted by SEC rules, we have excluded his compensation from the above Summary Compensation Table.

Employment Agreements

On October 20, 2019, Mr. Forssell and our company entered into an employment agreement in anticipation of his appointment as Chief Executive Officer. Upon the commencement of his employment, Mr. Forssell became entitled to a gross monthly salary of SEK 175,000 (approximately US$18,500) under the terms of his employment agreement. His salary is subject to review on an annual basis. Mr. Forssell further is entitled to receive a yearly bonus up to a maximum of 50% of his total yearly salary based on his performance as Chief Executive Officer and the financial performance of our company. He further is entitled to receive health care, pension, and other customary employee benefits in accordance with his employment agreement.

On May 28, 2019, Ms. Ek and our company entered into an employment agreement in connection with her appointment as Chief Financial Officer. Under the terms of her employment agreement, Ms. Ek is entitled to receive a gross monthly salary of SEK 100,000 SEK (approximately US$10,500). She also is eligible to participate in our company’s applicable bonus and option programs. She further is entitled to receive health care, pension, and other customary employee benefits in accordance with her employment agreement.

The summaries of the employment agreements described above are qualified in their entirety by reference to the actual agreements, copies of which are included as an exhibit to or incorporated by reference in the Original Filing.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by the named executive officers as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Håkan Persson	30,000	(1)	—	$15.00	4/11/2021

(1)	Represents immediately vested award granted on April 11, 2018 in connection with becoming Chief Executive Officer.

Other than the named executive officer in the table above, no other named executive officer held securities underlying options or warrants as of December 31, 2019.

Potential Payments Upon Termination or Change of Control

Payments Upon Termination

Under the terms of Mr. Forssell’s employment agreement, either our company or he may terminate his employment with six months’ notice, during which time he will be entitled to receive his monthly salary and all other employment benefits.

Under the terms of Ms. Ek’s employment agreement, her employment may be terminated upon a mutual three months’ notice period. Her employment agreement does not contractually entitle Ms. Ek to any severance or other additional benefits upon termination of her employment with our company.

Severance and Other Benefits Upon Change of Control

Mr. Forssell and Ms. Ek are not contractually entitled to any severance or other additional benefits upon termination of their employment in connection with the change in control of our company.

Director Compensation

The following table lists the compensation paid to directors for their services as members of the Board for the fiscal year ended December 31, 2019. Payments are made in our local currency; accordingly, for purposes of this table, compensation has been converted to U.S. dollars at an approximate weighted average exchange rate of 9.4574 SEK to one U.S. dollar.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Ulf Rosberg	$9,832	—	—	$9,832
Andreas Bunge	$9,832	—	—	$9,832
Per Löfgren	$12,732	—	—	$12,732
Åsa Hedin(1)	$4,035	—	—	$4,035
Per Eriksson(1)	$4,035	—	—	$4,035
Mattias Bergman(2)	$12,424	—	—	$12,424
Peter Lindell(2)	$5,798	—	—	$5,798
Lars Lindqvist(3)	$3,313	—	—	$3,313

(1)	Resigned from the Board effective June 5, 2019.

(2)	Appointed to the Board effective June 11, 2019.

(3)	Appointed to the Board effective August 29, 2019.

Directors do not receive per-meeting fees. The members of the Board also are eligible for reimbursement for their expenses incurred in attending Board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table presents certain information regarding the beneficial ownership of shares of our common stock by: (i) each director; (ii) each of the named executive officers, as identified under “Summary Compensation Table” in Item 11 above; (iii) all of our current directors and executive officers as a group; and (iv) principal stockholders known by us to be beneficial owners of more than five percent of common stock.

Percentage ownership is based on 9,171,154 shares of our common stock as of April 24, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants held by that person that are exercisable at the present time or within 60 days of April 24, 2020 are considered outstanding; however, these shares are not considered outstanding when computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Neonode Inc., Storgatan 23C, 114 55, Stockholm Sweden.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Class
Directors and Named Executive Officers
Ulf Rosberg(1)	1,706,623	18.4%

Peter Lindell(2)	1,651,587	17.8%

Andreas Bunge(3)	129,000	1.4%

Lars Lindqvist	9,375	*

Per Löfgren	1,400	*

Mattias Bergman	0	*

Urban Forssell	0	*

Maria Ek	0	*

All Current Directors and Executive Officers as a Group (8 persons)	3,497,985	37.1%

Håkan Persson(4)	64,375	*

Principal Stockholders

AWM Investment Company, Inc.(5) c/o Special Situations Funds 527 Madison Avenue Suite 2600 New York, NY 10022	556,210	5.9%

Carl Grevelius(6) Hojdstigen 4, 181 31 Lidingo, Sweden	470,622	5.1%

*	Less than 1%

(1)	Held by UMR Invest AB, an entity beneficially owned by Mr. Rosberg. Includes warrants to purchase 116,667 shares of our common stock. The warrants may be exercised to the extent that the total number of shares of our common stock then beneficially owned does not exceed 9.99% of the outstanding shares.

(2)	Held by Cidro Forvaltning AB, an entity beneficially owned by Mr. Lindell. Includes warrants to purchase 116,667 shares of our common stock. The warrants may be exercised to the extent that the total number of shares of our common stock then beneficially owned does not exceed 9.99% of the outstanding shares.

(3)	Held by A.B. Aniara Ltd., the 100% parent company of Merkatura AB, both of which are entities beneficially owned by Mr. Bunge. Includes warrants to purchase 25,000 shares of our common stock.

(4)	Based upon information known to our company as of the date of Mr. Persson’s resignation as an executive officer. Includes 30,000 shares of our common stock that Mr. Persson has the right to acquire beneficial ownership of through the exercise of outstanding stock options.

(5)	Based upon information contained in a Schedule 13G/A filed with the SEC on February 12, 2020 with respect to the beneficial ownership of shares of our common stock as of December 31, 2019. AWM Investment Company, Inc. (“AWM”) is the investment adviser to Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. As the investment adviser, AWM holds sole voting and investment power over 49,114 shares and warrants to purchase 28,000 shares held by Special Situations Technology Fund, L.P. and 307,096 shares and warrants to purchase 172,000 shares held by Special Situations Technology Fund II, L.P.

(6)	Based upon information contained in a Schedule 13G/A filed with the SEC on February 12, 2020 with respect to the beneficial ownership of shares of our common stock as of December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding securities authorized for issuance under equity compensation plans as of December 31, 2019:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by securityholders(2)	51,500	$26.84	110,200
Equity compensation plans not approved by securityholders	—	—	—
Total	51,500	$26.84	110,200

(1)	Refer to Note 8. Stock-Based Compensation in the Notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information about our equity compensation plans and arrangements.

(2)

Includes the 2006 Equity Incentive Plan and the 2015 Stock Incentive Plan; however, the 2006 Equity Incentive Plan has expired and, subsequent to December 31, 2019 on April 15, 2020, the 2015 Stock Incentive Plan expired with respect to future issuances.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors has adopted a written policy that addresses related person transactions requiring disclosure under Item 404 of Regulation S-K as promulgated by the SEC. A related person of our company includes a director, a director nominee, an executive officer, a stockholder beneficially owning a more than five percent voting interest in our company, or an immediate family member of any of the foregoing. Under the policy, any transaction in which a related person has a direct or indirect material interest must be approved by disinterested members of the Board of Directors where the amount exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year end for the last two completed fiscal years.

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

Since the beginning of 2018, except as noted below, there have been no related person transactions, and there are no such transactions currently proposed, in respect of our company within the scope of Items 404(a) and 404(d) of Regulation S-K as promulgated by the SEC. Neonode does not have a parent company.

On December 20, 2018, we entered into a Share Purchase Agreement with investors as part of a private placement pursuant to which we issued a total of 2,940,767 shares of our common stock at a price of $1.60 per share for an aggregate of $4.7 million in gross proceeds. The investors include entities affiliated with Neonode directors, Ulf Rosberg and Andreas Bunge, members of management, including then Chief Executive Officer Håkan Persson and then Chief Financial Officer Lars Lindqvist, and more-than-five-percent-owner and now Neonode director Peter Lindell. Specifically, as individual beneficial owners, Mr. Rosberg purchased 1,138,796 shares, Mr. Bunge purchased 29,000 shares, Mr. Persson purchased 34,375 shares, Mr. Lindqvist purchased 4,375 shares, and Mr. Lindell purchased 1,117,783 shares.

Director Independence

The Board of Directors has determined that, except for Mr. Lindqvist, each of the members of the Board is an independent director within the meaning of the applicable Nasdaq Stock Market rules. The Board is composed of a majority of independent directors.

ITEM 14.	Principal AccountING Fees and Services

The following table lists aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018, by KMJ Corbin and Company LLP, our company’s independent registered public accounting firm.

	2019	2018
Audit Fees	$162,519	$163,545
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$162,519	$163,545

Audit Fees represent aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and internal control over financial reporting, the review of the condensed consolidated financial statements included in our quarterly reports, and the review of registration statements including consents provided therewith and related matters.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the exhibit index of the Original Filing are filed as part of or incorporated by reference into this Amendment No. 1.

In addition, the following exhibits are included in and filed herewith as part of this Amendment No. 1.

Exhibits

Number	Description
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: April 29, 2020	By:	/s/ Maria Ek
Maria Ek Chief Financial Officer, Vice President, Finance, Treasurer and Secretary