Form 10-Q
period 2020-03-31
Neonode Inc.
filed 2020-05-13
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of May 11, 2020 was 9,171,154.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,187	$2,357
Accounts receivable and unbilled revenue, net	1,136	1,324
Projects in process	57	8
Inventory	980	1,030
Prepaid expenses and other current assets	637	715
Total current assets	3,997	5,434

Investment in joint venture	3	3
Property and equipment, net	1,299	1,583
Operating lease right-of-use assets	301	416
Total assets	$5,600	$7,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515	$555
Accrued payroll and employee benefits	1,020	960
Accrued expenses	189	541
Deferred revenues	72	67
Current portion of finance lease obligations	520	568
Current portion of operating lease obligations	240	332
Total current liabilities	2,556	3,023

Finance lease obligations, net of current portion	360	508
Operating lease obligations, net of current portion	36	58
Total liabilities	2,952	3,589

Commitments and contingencies

Stockholders’ equity:
Common stock, 15,000,000 shares authorized, with par value of $0.001; 9,171,154 shares issued and outstanding at March 31, 2020 and December 31, 2019	9	9
Additional paid-in capital	197,543	197,543
Accumulated other comprehensive loss	(726)	(639)
Accumulated deficit	(191,530)	(190,520)
Total Neonode Inc. stockholders’ equity	5,296	6,393
Noncontrolling interests	(2,648)	(2,546)
Total stockholders’ equity	2,648	3,847
Total liabilities and stockholders’ equity	$5,600	$7,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
HMI Solutions	$1,182	$1,942
HMI Products	112	70
Total revenues	1,294	2,012
Cost of revenues:
HMI Solutions	1	5
HMI Products	43	96
Total cost of revenues	44	101

Total gross margin	1,250	1,911

Operating expenses:
Research and development	995	1,259
Sales and marketing	545	449
General and administrative	799	871

Total operating expenses	2,339	2,579
Operating loss	(1,089)	(668)

Other expense:
Interest expense	7	10
Total other expense	7	10

Loss before provision for income taxes	(1,096)	(678)

Provision for income taxes	16	6
Net loss including noncontrolling interests	(1,112)	(684)
Less: net loss attributable to noncontrolling interests	102	111
Net loss attributable to Neonode Inc.	$(1,010)	$(573)

Loss per common share:
Basic and diluted loss per share	$(0.11)	$(0.07)
Basic and diluted – weighted average number of common shares outstanding	9,171	8,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019

Net loss including noncontrolling interests	$(1,112)	$(684)
Other comprehensive loss:
Foreign currency translation adjustments	(87)	(181)
Comprehensive loss	(1,199)	(865)
Less: Comprehensive loss attributable to noncontrolling interests	102	111
Comprehensive loss attributable to Neonode Inc.	$(1,097)	$(754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

For the Quarter to Date periods ended March 31, 2019 through March 31, 2020

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, December 31, 2018	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)	-	(181)

Net loss	-	-	-	-	-	-	(573)	(573)	(111)	(684)

Balances, March 31, 2019	82	$-	8,800	$9	$197,507	$(637)	$(185,795)	$11,084	$(2,153)	$8,931

Conversion of series B Preferred Stock to Common Stock	(2)	-	1	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	26	-	26	-	26

Net loss	-	-	-	-	-	-	(1,264)	(1,264)	(66)	(1,330)

Balances, June 30, 2019	80	$-	8,801	$9	$197,507	$(611)	$(187,059)	$9,846	$(2,219)	$7,627

Conversion of series B Preferred Stock to Common Stock	(80)	-	10	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(145)	-	(145)	-	(145)

Net loss	-	-	-	-	-	-	(1,086)	(1,086)	(113)	(1,199)

Balances, September 30, 2019	-	$-	8,811	$9	$197,507	$(756)	$(188,145)	$8,615	$(2,332)	$6,283

Common stock issued upon exercise of common stock warrants	-	-	360	-	36	-	-	36	-	36

Foreign currency translation adjustment	-	-	-	-	-	117	-	117	-	117

Net loss	-	-	-	-	-	-	(2,375)	(2,375)	(214)	(2,589)

Balances, December 31, 2019	-	$-	9,171	$9	$197,543	$(639)	$(190,520)	$6,393	$(2,546)	$3,847

Foreign currency translation adjustment	-	-	-	-	-	(87)	-	(87)	-	(87)

Net loss	-	-	-	-	-	-	(1,010)	(1,010)	(102)	(1,112)

Balances, March 31, 2020	-	$-	9,171	$9	$197,543	$(726)	$(191,530)	$5,296	$(2,648)	$2,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(1,112)	$(684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	222
Amortization of operating lease right-of-use assets	91	120
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	188	90
Projects in process	(51)	(8)
Inventory	(16)	(63)
Prepaid expenses and other current assets	45	(72)
Accounts payable and accrued expenses	(224)	16
Deferred revenues	6	30
Operating lease obligations	(91)	(111)
Net cash used in operating activities	(969)	(460)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(47)
Net cash used in investing activities	(5)	(47)

Cash flows from financing activities:
Principal payments on finance lease obligations	(132)	(137)
Net cash used in financing activities	(132)	(137)

Effect of exchange rate changes on cash	(64)	(89)

Net decrease in cash	(1,170)	(733)
Cash at beginning of period	2,357	6,555
Cash at end of period	$1,187	$5,822

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16	$6
Cash paid for interest	$7	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops optical touch and gesture control solutions for human interaction with devices and remote sensing solutions for driver monitoring and cabin monitoring features in automotive and other applications.

Our operations from January 1, 2020 focused on three different business areas, human machine interface (“HMI”) Solutions, HMI Products and Remote Sensing Solutions. In HMI Solutions, Neonode offers customized optical touch and gesture control solutions for many different markets and segments. In HMI Products, the Company provides innovative, plug-and-play sensor modules that enable touch on any surface, in-air touch, and gesture control for a wide range of applications. In Remote Sensing Solutions, Neonode offers robust and cost-effective driver and cabin monitoring solutions for vehicles based on the Company’s flexible, scalable and hardware-agnostic software platform.

Liquidity

We incurred net losses of approximately $1.0 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $191.5 million and $190.5 million as of March 31, 2020 and December 31, 2019, respectively. In addition, operating activities used cash of approximately $1.0 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of potential capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

We expect our revenues from our three business areas will enable us to reduce our operating losses in coming years. In addition, we intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB, a 51% majority owned subsidiary of Neonode Technologies AB. The remaining 49% of Pronode Technologies AB is owned by 2X Communication AB, located in Gothenburg, Sweden. Pronode Technologies AB was organized to manufacture and sell our sensor modules. All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $85,000 as of March 31, 2020 and December 31, 2019, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $57,000 and $8,000 as of March 31, 2020 and December 31, 2019, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Due to the low sell-through of our AirBar products, management has decided to reserve work-in-process for AirBar components, as well as AirBar-related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored.

To protect our manufacturing partner from losses in relation to AirBar production, we agreed to secure the value of the inventory with a bank guarantee covering the production of 20,000 AirBars. Excess inventory was purchased from our manufacturing partner in 2019 and has been fully reserved.

In total, the AirBar reserve was $0.8 million as of March 31, 2020 and December 31, 2019.

The Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We classify inventory for reporting purposes as raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$384	$396
Work-in-Process	172	186
Finished goods	424	448
Ending inventory	$980	$1,030

Investment in Joint Venture

We invested $3,000, a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting because the investment provides us the ability to exercise significant influence, but not control, over the investee. We are not required to guarantee any obligations of the joint venture and there have been no operations of Neoeye through March 31, 2020.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives of the assets as follows:

Estimated useful lives

Computer equipment	3 years
Furniture and fixtures	5 years
Equipment	7 years

Equipment purchased under a finance lease is recognized over the term of the lease if that lease term is shorter than the estimated useful life.

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

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flow from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2020, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(87,000) and $(181,000) during the three months ended March 31, 2020 and 2019, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $49,000 and $171,000 during the three months ended March 31, 2020 and 2019, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of March 31, 2020, four customers represented approximately 80% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2019, three customers represented approximately 72% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2020 are as follows:

●	Hewlett Packard Company – 36%

●	Alpine – 19%

●	Epson – 17%

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2019 are as follows:

●	Hewlett Packard Company – 38%

●	Epson – 17%

●	Alpine – 12%

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

Revenues from our business areas derive from three different revenue streams, license fees, non-recurring engineering fees and the sale of sensor modules.

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2020.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. In the quarters ended March 31, 2020 and 2019, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of March 31, 2020 and 2019. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$401	34%	$496	26%
Net revenues from consumer electronics	781	66%	1,446	74%
	$1,182	100%	$1,942	100%

HMI Products
Net revenues from automotive	$8	7%	$1	1%
Net revenues from medical	56	50%	20	29%
Net revenues from distributors and other	48	43%	49	70%
	$112	100%	$70	100%

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

The following table presents accounts receivable and deferred revenues as of March 31, 2020 and 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable and unbilled revenue	$1,136	$1,324
Deferred revenues	72	67

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled revenues (contract assets), and customer advances and deposits or deferred revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets which are generally classified as current. The Company sometimes receives advances or deposits from its customers before revenue is recognized, which are reported as contract liabilities and are generally classified as current. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

We do not anticipate impairment of our contract asset related to license fee revenues, given the creditworthiness of our customers whose invoices comprise the balance in that asset account. We will continue to monitor the timeliness of receipts from those customers, however, to assess whether the contract asset has been impaired.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $85,000 as of March 31, 2020 and December 31, 2019.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2020	December 31, 2019
Balance at beginning of period	$24	$17
Provisions for warranty issued	5	7
Balance at end of period	$29	$24

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

The following table presents our deferred revenues (in thousands):

	March 31, 2020	December 31, 2019
Deferred revenues HMI Solutions	$33	$37
Deferred revenues HMI Products	39	30
	$72	$67

During the three months ended March 31, 2020, the Company recognized revenues of approximately $26,000 related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2020 and 2019 amounted to approximately $7,000 and $19,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2020 and December 31, 2019. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2020 and December 31, 2019, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2020 and 2019, respectively. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2020 and 2019 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2020	2019
Swedish Krona	9.68	9.18
Japanese Yen	108.97	110.15
South Korean Won	1,192.79	1,125.77
Taiwan Dollar	30.12	30.83

Exchange rate for the consolidated balance sheets was as follows:

	As of
	March 31,	December 31,
	2020	2019
Swedish Krona	9.97	9.34
Japanese Yen	107.81	108.66
South Korean Won	1,218.24	1,154.56
Taiwan Dollar	30.26	30.00

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 and the subsequent accounting standards updates were scheduled to become effective for fiscal years beginning after December 15, 2020, with early adoption permitted.

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

Reclass of Presentation in our Condensed Consolidated Statements of Operations

Since January 1, 2020, we have allocated revenue to our new business areas, HMI Solutions, HMI Products and Remote Sensing Solutions rather than by our revenue streams, license fees, sensor module sale and non-recurring engineering fees. The presentation in our condensed consolidated statements of operations has therefore been changed accordingly. Revenues from HMI Solutions include license fees and non-recurring engineering fees while HMI Products include sensor module sale and non-recurring engineering fees. We believe that future revenues from Remote Sensing Solutions will include license fees and non-recurring engineering fees.

3. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2020, there were no activities that affected common stock.

Preferred Stock

We have one class of preferred stock. There were no activities that affected preferred stock during the three months ended March 31, 2020.

Warrants

As of March 31, 2020 and December 31, 2019, there were 756,368 warrants to purchase common stock outstanding.

4. Stock-Based Compensation

There was no stock-based compensation expense for the three months ended March 31, 2020 and 2019 and there is no remaining unrecognized expense related to stock options as of March 31, 2020.

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

As of March 31, 2020, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”); and

●	The 2015 Stock Incentive Plan (the “2015 Plan”).

Both the 2006 Plan and the 2015 Plan have terminated with respect to additional awards. However, shares issuable pursuant to previously awarded stock options may still be exercised in accordance with their terms.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2020	51,500	$26.84
Cancelled	-	-
Expired	-	-
Outstanding at March 31, 2020	51,500	$26.84

The aggregate intrinsic value of the 51,500 stock options that are outstanding, vested and expected to vest as of March 31, 2020 was $0.

For the three months ended March 31, 2020 and 2019, we recorded $0 of compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three months ended March 31, 2020, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2020 and December 31, 2019.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2020 and December 31, 2019.

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

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable we will have to purchase the inventory. As of May 5, 2020, management’s judgment is that we will sell the remaining AirBars during 2020 and thereby purchase the components and the assembly service from the manufacturing partner throughout the year. No liability has therefore been recorded for the period ended March 31, 2020.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2020, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three months ended March 31, 2020 and 2019 were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	Percentage	Amount	Percentage
United States	$589	46%	$1,063	53%
Japan	474	37%	600	30%
Germany	120	9%	186	9%
Switzerland	55	4%	18	1%
China	34	3%	75	4%
Taiwan	-	-%	40	2%
Other	22	1%	30	1%
	$1,294	100%	$2,012	100%

The following table presents our total assets by geographic region as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
U.S.	$2,008	$2,898
Sweden	3,498	4,430
Asia	94	108
Total	$5,600	$7,436

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of three months to 2.5 years, and our two primary operating leases include options to extend the leases for one to three years; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our corporate office lease is automatically renewed at a cost increase of 2% on a yearly basis unless we provide written notice three months prior to expiration date.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment; we report the manufacturing equipment, as well as finance lease current and noncurrent obligations on our balance sheets.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost (1)	$119	$157

Finance lease cost:
Amortization of leased assets	$151	$161
Interest on lease liabilities	7	10
Total finance lease cost	$158	$171

(1)	Includes short term lease costs of $24,000 and $34,000 for the three months ended March 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(91)	$(111)
Operating cash flows from finance leases	(7)	(10)
Financing cash flows from finance leases	(132)	(137)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$301	$416

Current portion of operating lease obligations	$240	$332
Operating lease liabilities, net of current portion	36	58
Total operating lease liabilities	$276	$390

Finance leases
Property and equipment, at cost	$3,136	$3,348
Accumulated depreciation	(1,980)	(1,956)
Property and equipment, net	$1,156	$1,392

Current portion of finance lease obligations	$520	$568
Finance lease liabilities, net of current portion	360	508
Total finance lease liabilities	$880	$1,076

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	1.0 years	2.0 years
Finance leases	1.4 years	2.2 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	3%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2020 is as follows (in thousands):

Years ending December 31,	Total
2020 (remaining months)	$228
2021	56
284
Less imputed interest	(8)
Total lease liabilities	$276

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of March 31, 2020 (in thousands):

Year ending December 31,	Total
2020 (remaining months)	$415
2021	447
2022	34
Total minimum payments required:	896
Less amount representing interest:	(16)
Present value of net minimum lease payments:	880
Less current portion	(520)
$360

8. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2020 and 2019 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 0 million and 0.3 million outstanding stock warrants under the treasury stock method, and 0 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2020 and 2019, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended March 31,
	2020	2019
BASIC AND DILUTED
Weighted average number of common shares outstanding	9,171	8,880
Net loss attributable to Neonode Inc.	$(1,010)	$(573)

Net loss per share - basic and diluted	$(0.11)	$(0.07)

9. Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is currently analyzing the potential impacts to all of its business areas. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company. However, it could have a material adverse effect on the Company's business, condensed consolidated balance sheets, liquidity, and condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic, our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, our ability to terminate our registration as a U.S. public company, and the future status of our common stock listing on the Nasdaq Stock Market and potential listing on the Nasdaq Stockholm. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”.

Overview

Our company provides advanced optical sensing solutions for human-machine interface (“HMI”) and remote sensing solutions for driver and cabin monitoring features in automotive and other application areas.

We mainly operate in the business-to-business (“B2B”) markets.

HMI Solutions

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our HMI Solutions customers have sold approximately 75 million devices that use our technology and within this business area we derive revenues through technology licensing and engineering consulting services.

As of March 31, 2020, we had entered into forty-two technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer. Eleven of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate current and new customers will initiate product shipments throughout 2020 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

We also offer engineering consulting services to our licensing customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

HMI Products

In addition to our technical solutions business, we design and manufacture sensor modules that incorporate our patented technology. We sell our embedded sensors components to OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers for use in their products. Within this business area we derive revenues through selling embedded sensor modules and engineering consulting services.

We utilize a robotic manufacturing process designed specifically for our components. Industry specific sensor modules with a common technology platform provides hardware touch, gesture and object sensing solutions that, paired with our technology licensing platform, gives us a full range of options to enter and compete in key markets.

We also offer engineering consulting services to our sensor module customers on a flat rate or hourly rate basis. Typically, our customers require hardware or software modifications of our standard products or support during the development and initial manufacturing phase for their products using our technology.

In October 2017, we began selling embedded sensor modules to business customers in the industrial and consumer electronics markets. Over time, we expect a significant portion of our revenues will be derived from the HMI Products business area.

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

Remote Sensing Solutions

With this newly formed business area, we intend to address the demand for cost-effective driver and cabin monitoring systems. We have developed a software platform for driver and cabin monitoring that is flexible, scalable and hardware-agnostic, and uses computationally efficient machine-learning algorithms. Within this business area we expect to derive revenues through technology licensing and engineering consulting services.

Impact of COVID-19

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Our near term growth and overall business is being adversely impacted and we expect will continue to be adversely impact by COVID-19 and the related global economic slowdown. Although we anticipate potential additional demand in our contactless touch products, we expect COVID-19 will have negative effects on our customers’ businesses and their sales volumes. We are experiencing challenges in obtaining deliveries of components needed to manufacture our sensor modules and we may have difficulties delivering our products to our customers in time and at a reasonable cost. Our operations have been impacted as we paused business-related travel and our employees work remotely. The extent of COVID-19’s impact on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. To mitigate the financial effects of the COVID-19 pandemic, we have undertaken cost-reduction measures. In particular, we have implemented a Swedish government-backed program of short-term layoffs that has resulted in the reduction of staff working hours by 20%. We are monitoring the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating COVID-19’s impact on our business, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2020 vs 2019
	2020	2019	Variance in Dollars	Variance in Percent
Revenue:
HMI Solutions	$1,182	$1,942	$(760)	(39.1)%
Percentage of revenue	91.3%	96.5%
HMI Products	$112	$70	$42	60.0%
Percentage of revenue	8.7%	3.5%
Total Revenue	$1,294	$2,012	$(718)	(35.7)%

Cost of Sales:
HMI Solutions	$1	$5	$(4)	(80.0)%
Percentage of revenue	0.1%	0.2%
HMI Products	$43	$96	$(53)	(55.2)%
Percentage of revenue	3.3%	4.8%
Total Cost of Sales	$44	$101	$(57)	(56.4)%

Total Gross Margin	$1,250	$1,911	$(661)	(34.6)%

Operating Expense:
Research and development	$995	$1,259	$(264)	(21.0)%
Percentage of revenue	76.9%	62.6%
Sales and marketing	545	449	96	21.4%
Percentage of revenue	42.1%	22.3%
General and administrative	799	871	(72)	(8.3)%
Percentage of revenue	61.7%	43.3%
Total Operating Expenses	$2,339	$2,579	$(240)	(9.3)%
Percentage of revenue	180.8%	128.2%

Operating Loss	$(1,089)	$(668)	$(421)	(63.0)%
Percentage of revenue	(84.2)%	(33.2)%
Interest expense	(7)	(10)	3	(30.0)%
Percentage of revenue	(0.5)%	(0.5)%
Provision for income taxes	(16)	(6)	(10)	166.7%
Percentage of revenue	(1.2)%	(0.3)%
Less: net loss attributable to noncontrolling interests	$102	$111	$(9)	(8.1)%
Percentage of revenue	7.9%	5.5%
Net Loss attributable to Neonode Inc.	$(1,010)	$(573)	$(437)	76.3%
Percentage of revenue	(78.1)%	(28.5)%
Net Loss per share attributable to Neonode Inc.	$(0.11)	$(0.07)	$(0.04)	57.1%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three months ended March 31, 2020 and 2019 were to customers located in the U.S., Europe and Asia.

Since January 1, 2020, we have allocated revenues to three different business areas. Revenues allocated to HMI Solutions consists of license fees and non-recurring engineering revenues allocated thereto while revenues allocated to HMI Products derive from sale of sensor modules and non-recurring engineering revenues allocated thereto. We expect future revenues within our Remote Sensing Solutions business area to derive from license fees and non-recurring engineering revenues.

The decrease of 36% in total net revenues for the three-month period in 2020 as compared to the same period in 2019 was primarily related to lower printer license revenues from HP, Epson and Amazon. This was partly offset by higher module sales and non-recurring engineering revenues in the first quarter of 2020. The decrease in revenues was also the result of lower estimates for unbilled license fees. In accordance with our revenue recognition policy, we record unbilled license fees using prior royalty revenue data. For the three months ended March 31, 2020, due to the uncertainty in the global economy, we recorded lower estimated license fees than in the same period in 2019.

The following table presents the net revenues distribution per business area and revenue stream for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
License fees	$1,169	99%	$1,942	100%
Non-recurring engineering	13	1%	-	-%
	$1,182	100%	$1,942	100%

HMI Products
Sensor modules	$98	88%	$50	71%
Non-recurring engineering	14	12%	20	29%
	$112	100%	$70	100%

Gross Margin

Our combined total gross margin was 97% and 95% for the three months ended March 31, 2020 and 2019, respectively. The increase in total gross margin in 2020 as compared to 2019 was primarily due to high costs relating to non-recurring engineering within our HMI Products business area in 2019. For the three months ended March 31, 2020, revenues from HMI Solutions business area accounted for 91% of total revenue compared to 97% in the same period in 2019 and revenues from HMI Products business area accounted for 9% of total revenue compared to 3% in the same period 2019. There were no revenues from our Remote Sensing Solutions business area for the three months ended March 31, 2019 and 2020.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2020 and 2019 were $1.0 million and $1.3 million, respectively. The decrease was primarily related to lower staff expenses for the three months ended March 31, 2020 and a large number of scrapped inventory during the three months ended March 31, 2019. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2020 and 2019 were $0.5 million and $0.4 million, respectively. The increase was primarily due to higher staff expenses due to a reallocation of employees to the marketing function.

Our sales activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products. Our customers will then sell and market their products incorporating our technology to their customers. We expect to expand our HMI Solutions and Product sales and marketing activities in 2020 and future years to capture market share in our target markets.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2020 and 2019 were $0.8 million and $0.9 million, respectively. The decrease was primarily due to lower staff expenses and lower costs for patents which for the three months ended March 31, 2019 included the assignment of a portfolio of patents to Aequitas Technologies LLC.

Income Taxes

Our effective tax rate was (1%) and (1%) for the three months ended March 31, 2020 and 2019, respectively. The negative tax rate in the three months ended March 31, 2020 and March 31, 2019 was due to withholding taxes from sales. We recorded valuation allowances for the three-month periods ended March 31, 2020 and March 31, 2019 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.0 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

We have a bank guarantee of $210,000 for AirBar packaging material held at a manufacturing partner. We do not have any other transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2020, we had made no payments to TI under the NN1002 Agreement.

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

For the months ended March 31, 2020 and 2019, we recorded approximately $139,000 and $176,000, respectively, for rent expense.

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussions.

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

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	actual versus anticipated licensing of our technology;

●	actual versus anticipated sales of sensor products, including AirBar;

●	actual versus anticipated operating expenses;

●	timing of our OEM customer product shipments;

●	timing of payment for our technology licensing agreements;

●	actual versus anticipated gross profit margin; and

●	ability to raise additional capital, if necessary.

As of March 31, 2020, we had cash of $1.2 million compared to $2.4 million as of December 31, 2019.

Working capital (current assets less current liabilities) was $1.4 million as of March 31, 2020, compared to $2.4 million as of December 31, 2019.

Net cash used in operating activities for the three months ended March 31, 2020 was $1.0 million and was primarily the result of a net loss of $1.1 million and approximately $0.3 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets.

 Net cash used in operating activities for the three months ended March 31, 2019 was $0.5 million and was primarily the result of a net loss of $0.7 million and approximately $0.3 million in non-cash operating expenses, comprised primarily of depreciation and amortization and amortization of operating lease right-of-use assets.

Accounts receivable and unbilled revenues decreased by approximately $0.2 million as of March 31, 2020 compared to December 31, 2019. This was due to estimated lower revenues.

Inventory decreased by approximately $16,000 during the three months ended March 31, 2020 compared to December 31, 2019.

Deferred revenues increased by approximately $6,000 during the three months ended March 31, 2020 compared to December 31, 2019, primarily due to prepayments from customers for non-recurring engineering.

During the three months ended March 31, 2020 and 2019, we purchased approximately $5,000 and $47,000 respectively, of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $132,000 and $137,000 during the three months ended March 31, 2020 and 2019, respectively was the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.1 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $191.5 million and $190.5 million as of March 31, 2020 and December 31, 2019, respectively. In addition, operating activities used cash of approximately $1.0 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

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

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Except as described below in this Item 1A, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures.

The novel strain of the coronavirus identified in China in December 2019 (“COVID-19”) has globally spread throughout other areas such as Asia, Europe, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The ultimate impact and efficacy of government measures and potential future measures is currently unknown. In addition, the continued spread of COVID-19, or the occurrence of other epidemics could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and further adversely impact our business, results of operations and financial condition.

Moreover, many risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 5. Other Information

On May 10, 2020, Andreas Bunge resigned as a member of the Board of Directors.

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

NEONODE INC.

Date: May 13, 2020	By:	/s/ Maria Ek
Maria Ek
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)