Form 10-Q
period 2020-06-30
Neonode Inc.
filed 2020-08-14
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of August 11, 2020 was 10,782,999.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,773	$2,357
Accounts receivable and unbilled revenue, net	738	1,324
Projects in process	-	8
Inventory	1,077	1,030
Prepaid expenses and other current assets	562	715
Total current assets	4,150	5,434

Investment in joint venture	3	3
Property and equipment, net	1,208	1,583
Operating lease right-of-use assets	227	416
Total assets	$5,588	$7,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476	$555
Accrued payroll and employee benefits	1,104	960
Accrued expenses	320	541
Deferred revenues	101	67
Short-term borrowing	967	-
Short-term tax credits	563	-
Current portion of finance lease obligations	517	568
Current portion of operating lease obligations	181	332
Total current liabilities	4,229	3,023

Finance lease obligations, net of current portion	393	508
Operating lease obligations, net of current portion	20	58
Total liabilities	4,642	3,589

Commitments and contingencies

Stockholders’ equity:
Common stock, 15,000,000 shares authorized, with par value of $0.001; 9,171,154 shares issued and outstanding at June 30, 2020 and December 31, 2019	9	9
Additional paid-in capital	197,543	197,543
Accumulated other comprehensive loss	(662)	(639)
Accumulated deficit	(193,142)	(190,520)
Total Neonode Inc. stockholders’ equity	3,748	6,393
Noncontrolling interests	(2,802)	(2,546)
Total stockholders’ equity	946	3,847
Total liabilities and stockholders’ equity	$5,588	$7,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
HMI Solutions	$678	$1,469	$1,860	$3,411
HMI Products	80	241	192	311
Total revenues	758	1,710	2,052	3,722
Cost of revenues:
HMI Solutions	-	-	1	5
HMI Products	123	71	166	167
Total cost of revenues	123	71	167	172

Total gross margin	635	1,639	1,885	3,550

Operating expenses:
Research and development	1,043	1,452	2,038	2,711
Sales and marketing	648	491	1,193	940
General and administrative	700	1,010	1,499	1,881

Total operating expenses	2,391	2,953	4,730	5,532
Operating loss	(1,756)	(1,314)	(2,845)	(1,982)

Other expense:
Interest expense	7	9	14	19
Total other expense	7	9	14	19

Loss before provision for income taxes	(1,763)	(1,323)	(2,859)	(2,001)

Provision for income taxes	3	7	19	13
Net loss including noncontrolling interests	(1,766)	(1,330)	(2,878)	(2,014)
Less: Net loss attributable to noncontrolling interests	154	66	256	177
Net loss attributable to Neonode Inc.	$(1,612)	$(1,264)	$(2,622)	$(1,837)

Loss per common share:
Basic and diluted loss per share	$(0.18)	$(0.14)	$(0.29)	$(0.21)
Basic and diluted – weighted average number of common shares outstanding	9,171	8,801	9,171	8,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net loss	$(1,766)	$(1,330)	$(2,878)	$(2,014)
Other comprehensive income (loss):
Foreign currency translation adjustments	64	26	(23)	(155)
Comprehensive loss	(1,702)	(1,304)	(2,901)	(2,169)
Less: Comprehensive loss attributable to noncontrolling interests	154	66	256	177
Comprehensive loss attributable to Neonode Inc.	$(1,548)	$(1,238)	$(2,645)	$(1,992)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Series B Preferred Stock Shares Issued)

(Unaudited)

For the Quarter to Date periods ended June 30, 2019 through June 30, 2020

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, December 31, 2018	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)	-	(181)

Net loss	-	-	-	-	-	-	(573)	(573)	(111)	(684)

Balances, March 31, 2019	82	$-	8,800	$9	$197,507	$(637)	$(185,795)	$11,084	$(2,153)	$8,931

Conversion of series B Preferred Stock to Common Stock	(2)	-	1	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	26	-	26	-	26

Net loss	-	-	-	-	-	-	(1,264)	(1,264)	(66)	(1,330)

Balances, June 30, 2019	80	$-	8,801	$9	$197,507	$(611)	$(187,059)	$9,846	$(2,219)	$7,627

Conversion of series B Preferred Stock to Common Stock	(80)	-	10	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(145)	-	(145)	-	(145)

Net loss	-	-	-	-	-	-	(1,086)	(1,086)	(113)	(1,199)

Balances, September 30, 2019	-	$-	8,811	$9	$197,507	$(756)	$(188,145)	$8,615	$(2,332)	$6,283

Common stock issued upon exercise of common stock warrants	-	-	360	-	36	-	-	36	-	36

Foreign currency translation adjustment	-	-	-	-	-	117	-	117	-	117

Net loss	-	-	-	-	-	-	(2,375)	(2,375)	(214)	(2,589)

Balances, December 31, 2019	-	$-	9,171	$9	$197,543	$(639)	$(190,520)	$6,393	$(2,546)	$3,847

Foreign currency translation adjustment	-	-	-	-	-	(87)	-	(87)	-	(87)

Net loss	-	-	-	-	-	-	(1,010)	(1,010)	(102)	(1,112)

Balances, March 31, 2020	-	$-	9,171	$9	$197,543	$(726)	$(191,530)	$5,296	$(2,648)	$2,648

Foreign currency translation adjustment	-	-	-	-	-	64	-	64	-	64

Net loss	-	-	-	-	-	-	(1,612)	(1,612)	(154)	(1,766)

Balances, June 30, 2020	-	$-	9,171	$9	$197,543	$(662)	$(193,142)	$3,748	$(2,802)	$946

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(2,878)	$(2,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	19
Depreciation and amortization	373	439
Amortization of operating lease right-of-use assets	183	189
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	588	24
Projects in process	7	(8)
Inventory	(42)	(5)
Prepaid expenses and other current assets	155	118
Accounts payable and accrued expenses	(169)	1
Deferred revenues	33	(14)
Operating lease obligations	(178)	(224)
Net cash used in operating activities	(1,928)	(1,475)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(77)
Net cash used in investing activities	(7)	(77)

Cash flows from financing activities:
Proceeds from short-term borrowings	966	-
Proceeds from short-term tax credits	542	-
Principal payments on finance lease obligations	(164)	(272)
Net cash provided by (used in) financing activities	1,344	(272)

Effect of exchange rate changes on cash	7	(93)

Net decrease in cash	(584)	(1.917)
Cash at beginning of period	2,357	6,555
Cash at end of period	$1,773	$4,638

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19	$13
Cash paid for interest	$13	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode”, develops optical touch and gesture control solutions for human interaction with devices and remote sensing solutions for driver monitoring and cabin monitoring features in automotive and other applications.

Our operations from January 1, 2020 focused on three different business areas, human machine interface (“HMI”) Solutions, HMI Products and Remote Sensing Solutions. In HMI Solutions, Neonode offers customized optical touch and gesture control solutions for many different markets and segments. In HMI Products, the Company provides plug-and-play sensor modules that enable touch on any surface, in-air touch, and gesture control for a wide range of applications. In Remote Sensing Solutions, Neonode offers driver and cabin monitoring solutions for vehicles based on the Company’s flexible, scalable and hardware-agnostic software platform.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.6 million and $2.6 million and $1.3 million and $1.8 million for the three and six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of approximately $193.1 million and $190.5 million as of June 30, 2020 and December 31, 2019, respectively. In addition, operating activities used cash of approximately $1.9 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

On June 17, 2020, the Company entered into short-term loan facilities (the “Loan Agreements”) with entities beneficially owned by each of Ulf Rosberg and Peter Lindell, directors of Neonode (the “Directors”). Pursuant to the Loan Agreements, each Director made 16,145,000 SEK (Swedish Krona), which is approximately $1.7 million in U.S. dollars, principal amount available to the Company. As of June 30, 2020, the Company has made an initial drawdown of an aggregate of approximately $1.0 million under the Loan Agreements.

On August 5, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors as part of a private placement (the “Private Placement”).

The closing of the Private Placement occurred on August 7, 2020.

Pursuant to the Securities Purchase Agreement, Neonode issued a total of 1,611,845 shares of common stock (the “Common Shares”) at a price of $6.50 per Common Share, and a total of 3,415 shares with a conversion price of $6.50 per share and a stated value of $1,000 of Series C-1 convertible preferred stock (the “Series C-1 Preferred Shares”) and Series C-2 convertible preferred stock (the “Series C-2 Preferred Shares”), for an aggregate purchase price of $13.9 million in gross proceeds.

The Series C-1 Preferred Shares and Series C-2 Preferred Shares are substantially the same, except the conversion of the Series C-2 Preferred Shares requires additional shareholder approval in accordance with Nasdaq listing rules. Ulf Rosberg and Peter Lindell, directors of Neonode, and Urban Forssell the Chief Executive Officer of Neonode (together, the “Insiders”) purchased an aggregate of $3.05 million of the Series C-2 Preferred Shares pursuant to the Securities Purchase Agreement.

Further, pursuant to the Securities Purchase Agreement, Neonode agreed to issue an additional 1,034 shares of Series C-2 Preferred Shares to the Directors, Ulf Rosberg and Peter Lindell, to repay an aggregate of $1.03 million of outstanding indebtedness owed to them under Loan Agreements.

The net proceeds of the Private Placement will be used for working capital purposes.

On August 6, 2020, in connection with the Private Placement, Neonode designated (i) 365 shares of its authorized and unissued preferred stock as Series C-1 Preferred Shares by filing a Series C-1 Certificate of Designation of Preferences, Rights and Limitations (the “Series C-1 Certificate of Designation”) with the Secretary of State of the State of Delaware and (ii) 4,084 shares of its authorized and unissued preferred stock as Series C-2 Preferred Shares by filing a Series C-2 Certificate of Designation of Preferences, Rights and Limitations (the “Series C-2 Certificate of Designation”) with the Secretary of State of the State of Delaware.

The Series C-1 Preferred Shares and Series C-2 Preferred Shares (together, the “Preferred Shares”) are convertible into 684,378 shares of Neonode common stock, subject to adjustment and limitations as provided in the Series C-1 Certificate of Designation and the Series C-2 Certificate of Designation. The Series C-1 Preferred Shares and the Series C-2 Preferred Shares have no voting rights, however, under certain circumstances provided therein, the Company may not alter, change or amend the Series C-1 Certificate of Designation and Series C-2 Certificate of Designation without the affirmative vote of a majority of the then outstanding Series C-1 Preferred Shares and Series C-2 Preferred Shares, respectively. The holders of the Preferred Shares are entitled to receive dividends at the rate per share of 5% per annum, payable quarterly and on the conversion date. In the event of any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Shares will participate pari passu with the holders of the Company’s common stock, on an as-converted basis.

In connection with the Securities Purchase Agreement, Neonode entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Neonode will file a registration statement with the SEC relating to the offer and sale by the holders of the Common Shares, and the shares of common stock underlying the Preferred Shares. Pursuant to the Registration Rights Agreement, Neonode is obligated to file the registration statement within 30 calendar days and to use reasonable best efforts to cause the registration statement to be declared effective within 75 calendar days or 105 calendar days in the case of a full review by the SEC. Failure to meet those and related obligations, or failure to maintain the effective registration of the Common Shares and the shares of common stock underlying the Preferred Shares will subject Neonode to payment for liquidated damages.

In connection with the Private Placement, Neonode paid a fee to a placement agent of $659,070.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s cash position after the August 2020 Private Placement, current operating plan and sources of potential capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

The condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2020 and 2019 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $85,000 as of June 30, 2020 and December 31, 2019, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $0 and $8,000 as of June 30, 2020 and December 31, 2019, respectively.

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

In total, the AirBar reserve was $0.7 million and $0.8 million as of June 30, 2020 and December 31, 2019.

The Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We classify inventory for reporting purposes as raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$446	$396
Work-in-process	180	186
Finished goods	451	448
Ending inventory	$1,077	$1,030

Investment in Joint Venture

We invested $3,000 in a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting because the investment provides us the ability to exercise significant influence, but not control, over the investee. We are not required to guarantee any obligations of the joint venture and there have been no operations of Neoeye through June 30, 2020.

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

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flow from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2020, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $64,000 and $(23,000) and $26,000 and $(155,000) during the three and six months ended June 30, 2020 and 2019, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(63,000) and $(14,000) during the three and six months ended June 30, 2020, respectively, compared to $(57,000) and $114,000 during the same periods in 2019, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of June 30, 2020, four customers represented approximately 79% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2019, three customers represented approximately 72% of our consolidated accounts receivable and unbilled revenues.

 Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2020 are as follows:

●	Epson – 35%

●	Hewlett Packard Company – 27%

●	Alpine – 12%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2020 are as follows:

●	Alpine – 17%

●	Epson – 24%

●	Hewlett Packard Company – 33%

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2019 are as follows:

●	Hewlett Packard Company – 45%

●	Epson – 11%

●	Alpine – 13%

●	Bosch – 11%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2019 are as follows:

●	Hewlett Packard Company – 41%

●	Epson – 14%

●	Alpine – 12%

●	Bosch – 10%

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

We recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat all product shipping and handling charges (regardless of when they occur) as activities to fulfil the promise to transfer goods, therefore we treat all shipping and handling charges as expenses.

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2020.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and six months ended June 30, 2020 and 2019, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of June 30, 2020 and 2019. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following tables present disaggregated revenues by market for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$140	21%	$440	30%
Net revenues from consumer electronics	538	79%	1,029	70%
	$678	100%	$1,469	100%

HMI Products
Net revenues from automotive	$7	9%	$-	-%
Net revenues from medical	47	59%	40	17%
Net revenues from distributors and other	26	32%	201	83%
	$80	100%	$241	100%

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$541	29%	$936	27%
Net revenues from consumer electronics	1,319	71%	2,475	73%
	$1,860	100%	$3,411	100%

HMI Products
Net revenues from automotive	$15	8%	$1	-%
Net revenues from medical	103	54%	60	19%
Net revenues from distributors and other	74	38%	250	81%
	$192	100%	$311	100%

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

Judgment is further required to determine the amount of unbilled license fees at the end of each reporting period.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when we have an unconditional right to receive future payments from customers, and we record unearned deferred revenue when we receive prepayments or upfront payments for goods or services from our customers.

The following table presents accounts receivable and deferred revenues as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable and unbilled revenue	$738	$1,324
Deferred revenues	101	67

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $85,000 as of June 30, 2020 and December 31, 2019.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	June 30, 2020	December 31, 2019
Balance at beginning of period	$24	$17
Provisions for warranty issued	10	7
Balance at end of period	$34	$24

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

The following table presents our deferred revenues (in thousands):

	June 30, 2020	December 31, 2019
Deferred revenues HMI Solutions	$45	$37
Deferred revenues HMI Products	56	30
	$101	$67

During the three and six months ended June 30, 2020, the Company recognized revenues of approximately $6,000 and $32,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2020 and 2019 amounted to approximately $9,000 and $16,000 and $29,000 and $48,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2020 and December 31, 2019. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2020, and December 31, 2019, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2020 and 2019, respectively. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2020 and 2019 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 9).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Six months ended June 30,
	2020	2019
Swedish Krona	9.68	9.31
Japanese Yen	108.26	110.03
South Korean Won	1,205.88	1,146.39
Taiwan Dollar	30.01	30.97

Exchange rate for the consolidated balance sheets was as follows:

	As of
	June 30,	December 31,
	2020	2019
Swedish Krona	9.31	9.34
Japanese Yen	107.81	108.66
South Korean Won	1,201.06	1,154.56
Taiwan Dollar	29.44	30.00

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings and are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is scheduled to become effective for fiscal years beginning after December 15, 2023, with early adoption permitted. In the future, we will evaluate the impact that ASU 2016-13, as amended, will have on our consolidated financial statements, specifically regarding our trade receivables; however, we do not expect any significant impact from implementation of the new standard.

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

Reclass of Presentation in our Condensed Consolidated Statements of Operations

Since January 1, 2020, we have allocated revenue to our new business areas - HMI Solutions, HMI Products and Remote Sensing Solutions - rather than by our revenue streams - license fees, sensor module sale and non-recurring engineering fees. The presentation in our condensed consolidated statements of operations has been changed accordingly. Revenues from HMI Solutions include license fees and non-recurring engineering fees while HMI Products include sensor module sales and non-recurring engineering fees. We believe that future revenues from Remote Sensing Solutions will include license fees and non-recurring engineering fees.

3. Short-Term Borrowings

During the six months ended June 30, 2020, the Company was granted a credit from the Swedish Tax Authority covering social charges and staff withholding taxes relating to January through March 2020 payroll, as part of Swedish governmental COVID-19 support. The total amount is $563,000 and the credit is for 12 months but can be repaid earlier if desired. There is a 1.25% annual non-deductible interest and a credit fee of 0.2% from the seventh month of the granted credit.

On June 17, 2020, the Company entered into short-term loan facilities (the “Loan Agreements”) with entities beneficially owned by each of Ulf Rosberg and Peter Lindell, directors of Neonode (the “Directors”). Pursuant to the Loan Agreements, each entity owned by the Director made approximately $1.7 million in U.S. dollars, principal amount available to the Company. Subsequent to entering into the Loan Agreements, the Company made an initial drawdown of an aggregate of approximately $1.0 million.

Each of the Loan Agreements provides for a credit fee of 0.75% per annum, calculated on a daily basis from the date of the Loan Agreement, and any outstanding amount incurs interest at a fixed rate of 3.25% per annum, calculated on a daily basis from the drawdown date. Drawdowns under the Loan Agreements will be unavailable upon the earlier to occur of the execution of a capital raise by Neonode or December 31, 2020. If the Company completes a capital raise before December 31, 2020, any outstanding amount under the Loan Agreements, including any credit fee and interest, becomes payable as soon as practicably possible after such capital raise. If a capital raise is not completed by December 31, 2020, or if the funds from the capital raise are insufficient to repay the full outstanding amount under the Loan Agreements, then the outstanding amount under the Loan Agreements, including any credit fee and interest, is due and payable on February 28, 2021.

On August 7, 2020, Neonode completed the above-mentioned capital raise and issued 1,034 shares of the Company’s Preferred Shares to the entities owned by the Directors, Ulf Rosberg and Peter Lindell, to repay the indebtedness and accrued interest. As a result, the related Loan Agreements were terminated in accordance with their terms.

4. Stockholders’ Equity

Common Stock

During the three and six months ended June 30, 2020, there were no activities that affected common stock.

Preferred Stock

As of June 30, 2020, we had one class of preferred stock. There were no activities that affected preferred stock during the three and six months ended June 30, 2020.

On August 6, 2020, in connection with the closing of a private placement, the Company designated (i) 365 shares of its authorized and unissued preferred stock as Series C-1 Preferred Shares by filing a Series C-1 Certificate of Designation of Preferences, Rights and Limitations (the “Series C-1 Certificate of Designation”) with the Secretary of State of the State of Delaware and (ii) 4,084 shares of its authorized and unissued preferred stock as Series C-2 Preferred Shares by filing a Series C-2 Certificate of Designation of Preferences, Rights and Limitations (the “Series C-2 Certificate of Designation”) with the Secretary of State of the State of Delaware.

The Series C-1 Preferred Shares and Series C-2 Preferred Shares (together, the “Preferred Shares”) are convertible into 684,378 shares of Neonode common stock, subject to adjustment and limitations as provided in the Series C-1 Certificate of Designation and the Series C-2 Certificate of Designation.

The holders of the Preferred Shares are entitled to receive dividends at the rate per share of 5% per annum, payable quarterly and on the conversion date. In the event of any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Shares will participate pari passu with the holders of the Company’s common stock, on an as-converted basis.

Warrants

As of June 30, 2020 and December 31, 2019, the Company had 756,368 warrants to purchase common stock outstanding.

5. Stock-Based Compensation

There was no stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 and there is no remaining unrecognized expense related to stock options as of June 30, 2020.

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

As of June 30, 2020, we had two equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”); and

●	The 2015 Stock Incentive Plan (the “2015 Plan”).

Both the 2006 Plan and the 2015 Plan have terminated with respect to additional awards. However, shares issuable pursuant to previously awarded stock options may still be exercised in accordance with their terms.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2020	52,500	$27.51
Cancelled	(1,000)	62.10
Outstanding at June 30, 2020	51,500	$26.84

The aggregate intrinsic value of the 51,500 stock options that are outstanding, vested and expected to vest as of June 30, 2020 was $0.

For the three and six months ended June 30, 2020 and 2019, we recorded no compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three and six months ended June 30, 2020, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

6. Commitments and Contingencies

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2020 and December 31, 2019.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2020 and December 31, 2019.

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

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable we will have to purchase the inventory. As of August 14, 2020, management’s judgment is that we will sell the remaining AirBars during 2020 and thereby purchase the components and the assembly service from the manufacturing partner throughout the year. No liability has been recorded for the period ended June 30, 2020.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LCC. The portfolio contains two patent families comprising nine U.S. patents, five non-U.S. patents and three pending U.S. patent applications. The assignment provides the Company the right to share potential proceeds generated from a licensing and monetization program. As per June 30, 2020 there has been no proceeds from the agreement.

On June 8, 2020, Neonode Smartphone LLC, a subsidiary of Aequitas Technologies LLC, filed patent infringement lawsuits against Apple Inc., and Samsung Electronics Co. Ltd. and Samsung Electronics America, Inc., respectively, in Western District of Texas, USA.

On July 11, 2020, Aequitas assigned 10 patents belonging to the one of the patent families back to Neonode as they decided not to enforce them.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an application-specific integrated circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2020, we had made no payments to TI under the NN1002 Agreement.

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three and six months ended June 30, 2020 and 2019, respectively, were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and six months ended June 30, 2020 and 2019, respectively, (dollars in thousands):

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Amount	Percentage	Amount	Percentage
United States	$265	35%	$898	53%
Japan	360	48%	417	24%
Germany	24	3%	185	11%
Switzerland	52	7%	40	2%
China	15	2%	53	3%
Taiwan	9	1%	(22)	-1%
Other	33	4%	139	8%
	$758	100%	$1,710	100%

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	Percentage	Amount	Percentage
United States	$854	42%	$1,962	53%
Japan	834	41%	1,017	27%
Germany	144	7%	371	10%
Switzerland	107	5%	57	2%
China	49	2%	128	3%
Taiwan	9	-%	18	0%
Other	55	3%	169	5%
	$2,052	100%	$3,722	100%

The following table presents our total assets by geographic region as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
U.S.	$1,041	$2,898
Sweden	4,440	4,430
Asia	107	108
Total	$5,588	$7,436

8. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of three months to 2.25 years, and our two primary operating leases include options to extend the leases for one to three years. Those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities. Our corporate office lease is automatically renewed at a cost increase of 2% on a yearly basis unless we provide written notice three months prior to expiration date.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment. We report the manufacturing equipment, as well as finance lease current and noncurrent obligations on our balance sheets.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost (1)	$123	$242

Finance lease cost:
Amortization of leased assets	$152	$303
Interest on lease liabilities	5	12
Total finance lease cost	$157	$315

(1)	Includes short term lease costs of $27,000 and $51,000 for the three and six months ended June 30, 2020, respectively.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$153	$309

Finance lease cost:
Amortization of leased assets	$157	$318
Interest on lease liabilities	8	18
Total finance lease cost	$165	$336

(1)	Includes short term lease costs of $32,000 and $66,000 for the three and six months ended June 30, 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(92)	$(183)
Operating cash flows from finance leases	(5)	(12)
Financing cash flows from finance leases	(32)	(164)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(67)	$(189)
Operating cash flows from finance leases	(8)	(18)
Financing cash flows from finance leases	(135)	(272)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$227	$416

Current portion of operating lease obligations	$181	$332
Operating lease liabilities, net of current portion	20	58
Total operating lease liabilities	$201	$390

Finance leases
Property and equipment, at cost	$3,360	$3,348
Accumulated depreciation	(2,280)	(1,956)
Property and equipment, net	$1,080	$1,392

Current portion of finance lease obligations	$517	$568
Finance lease liabilities, net of current portion	393	508
Total finance lease liabilities	$910	$1,076

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	0.8 years	1.2 years
Finance leases	1.1 years	1.6 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2020 is as follows (in thousands):

Years ending December 31,	Total
2020 (remaining months)	$146
2021	59
205
Less imputed interest	(4)
Total lease liabilities	$201

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of June 30, 2020 (in thousands):

Year ending December 31,	Total
2020 (remaining months)	$175
2021	666
2022	79
2023	8
Total minimum payments required:	928
Less amount representing interest:	(18)
Present value of net minimum lease payments:	910
Less current portion	(517)
$393

9. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2020 and 2019 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 0 million and 0.3 million outstanding stock warrants under the treasury stock method, and 0 and 11,000 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2020 and 2019, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended June 30,
	2020	2019
BASIC AND DILUTED
Weighted average number of common shares outstanding	9,171	8,801
Net loss attributable to Neonode Inc.	$(1,612)	$(1,264)

Net loss per share - basic and diluted	$(0.18)	$(0.14)

(in thousands, except per share amounts)	Six months ended June 30,
	2020	2019
BASIC AND DILUTED
Weighted average number of common shares outstanding	9,171	8,880
Net loss attributable to Neonode Inc.	$(2,622)	$(1,837)

Net loss per share - basic and diluted	$(0.29)	$(0.21)

10. Subsequent Events

We have evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

The extent of COVID-19’s effect on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is constantly analyzing the potential impacts to all of its business areas. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company. The situation could have a material adverse effect on the Company’s condensed consolidated balance sheets, liquidity, and condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows. The pandemic has, however, created an increased interest in the Company’s technology, which allows germ-free contactless touch on any surface.

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

HMI Solutions

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our HMI Solutions customers have sold approximately 76 million devices that use our technology and within this business area we derive revenues through technology licensing and engineering consulting services.

As of June 30, 2020, we had thirty-six valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer industries. Fifteen of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate current and new customers will initiate product shipments throughout 2020 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

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

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended June 30,		2020 vs 2019
	2020	2019	Variance in Dollars	Variance in Percent
Revenue:
HMI Solutions	$678	$1,469	$(791)	(53.8)%
Percentage of revenue	89.4%	85.9%
HMI Products	$80	$241	$(161)	(66.8)%
Percentage of revenue	10.6%	14.1%
Total Revenue	$758	$1,710	$(952)	(55.7)%

Cost of Sales:
HMI Solutions	$-	$-	$-	(0)%
Percentage of revenue	0.0%	0.0%
HMI Products	$123	$71	$52	73.2%
Percentage of revenue	16.2%	4.2%
Total Cost of Sales	$123	$71	$52	73.2%

Total Gross Margin	$635	$1,639	$(1,004)	(61.3)%

Operating Expense:
Research and development	$1,043	$1,452	$(409)	(28.2)%
Percentage of revenue	137.6%	84.9%
Sales and marketing	648	491	157	32%
Percentage of revenue	85.5%	28.7%
General and administrative	700	1,010	(310)	(30.7)%
Percentage of revenue	92.3%	59.1%
Total Operating Expenses	$2,391	$2,953	$(562)	(19.0)%
Percentage of revenue	315.4%	172.7%

Operating Loss	$(1,756)	$(1,314)	$(442)	33.6%
Percentage of revenue	(231,7)%	(76.8)%
Interest expense	7	9	(2)	(22.2)%
Percentage of revenue	0.9%	0.5%
Provision for income taxes	3	7	(4)	(57.1)%
Percentage of revenue	0.4%	0.4%
Less: net loss attributable to noncontrolling interests	$154	$66	$88	133.3%
Percentage of revenue	20.3%	3.9%
Net loss attributable to Neonode Inc.	$(1,612)	$(1,264)	$(348)	27.5%
Percentage of revenue	(212.7)%	(73.9)%
Net loss per share attributable to Neonode Inc.	$(0.18)	$(0.14)	$(0.04)	28.6%
Percentage of revenue	0.0%	0.0%

	Six months ended June 30,		2020 vs 2019
	2020	2019	Variance in Dollars	Variance in Percent
Revenue:
HMI Solutions	$1,860	$3,411	$(1,551)	(45.5)%
Percentage of revenue	90.6%	91.6%
HMI Products	$192	$311	$(119)	(38.3)%
Percentage of revenue	9.4%	8.4%
Total Revenue	$2,052	$3,722	$(1,670)	(44.9)%

Cost of Sales:
HMI Solutions	$1	$5	$(4)	(80.0)%
Percentage of revenue	(0.0)%	0.1%
HMI Products	$166	$167	$(1)	(0.6)%
Percentage of revenue	8.1%	4.5%
Total Cost of Sales	$167	$172	$(5)	(2.9)%

Total Gross Margin	$1,885	$3,550	$(1,665)	(46.9)%

Operating Expense:
Research and development	$2,038	$2,711	$(673)	(24.8)%
Percentage of revenue	99.3%	72.8%
Sales and marketing	1,193	940	253	26.9%
Percentage of revenue	58.1%	25.3%
General and administrative	1,499	1,881	(382)	(20.3)%
Percentage of revenue	73.1%	50.5%
Total Operating Expenses	$4,730	$5,532	$(802)	(14.5)%
Percentage of revenue	230.5%	148.6%

Operating Loss	$(2,845)	$(1,982)	$(863)	43.5%
Percentage of revenue	(138.6)%	(53.3)%
Interest expense	14	19	(5)	(26.3)%
Percentage of revenue	0.7%	0.5%
Provision for income taxes	19	13	6	46.2%
Percentage of revenue	0.9%	0.3%
Less: net loss attributable to noncontrolling interests	$256	$177	$79	44.6%
Percentage of revenue	12.5%	4.8%
Net Loss attributable to Neonode Inc.	$(2,622)	$(1,837)	$(785)	42.7%
Percentage of revenue	(127.8)%	(49.4)%
Net Loss per share attributable to Neonode Inc.	$(0.29)	$(0.21)	$(0.08)	38.1%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three and six months ended June 30, 2020 and 2019 were to customers located in the U.S., Europe and Asia.

Since January 1, 2020, we have allocated revenues to three different business areas. Revenues allocated to HMI Solutions consist of license fees and non-recurring engineering revenues allocated thereto while revenues allocated to HMI Products are derived from the sale of sensor modules and non-recurring engineering revenues allocated thereto. We expect future revenues within our Remote Sensing Solutions business area to be derived from license fees and non-recurring engineering revenues.

The decrease of 55.7% and 44.9% in total net revenues for the three- and six-month period in 2020 as compared to the same period in 2019 was primarily related to lower license revenues within our business area HMI Solutions. The decrease in revenues was also the result of lower estimates for unbilled license fees. In accordance with our revenue recognition policy, we record unbilled license fees using prior royalty revenue data. For the three months ended June 30, 2020, due to the uncertainty in the global economy, we recorded lower estimated license fees than in the same period in 2019.

The following tables present the net revenues distribution per business area and revenue stream for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
License fees	$674	99%	$1,467	100%
Non-recurring engineering	4	1%	2	-%
	$678	100%	$1,469	100%

HMI Products
Sensor modules	$65	81%	$223	93%
Non-recurring engineering	15	19%	18	7%
	$80	100%	$241	100%

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
License fees	$1,843	99%	$3,409	100%
Non-recurring engineering	17	1%	2	-%
	$1,860	100%	$3,411	100%

HMI Products
Sensor modules	$164	85%	$273	88%
Non-recurring engineering	28	15%	38	12%
	$192	100%	$311	100%

Gross Margin

Our combined total gross margin was 84% and 92% for the three and six months ended June 30, 2020 and 96% and 95% for the three and six months ended June 30, 2019, respectively. The decrease in total gross margin in 2020 as compared to 2019 was primarily due to higher costs relating to write off of inventory in 2020. For the three and six months ended June 30, 2020, revenues from HMI Solutions business area accounted for 89% and 91% of total revenue compared to 86% and 92% in the same periods in 2019 and revenues from HMI Products business area accounted for 11% and 9% of total revenue compared to 14% and 8% in the same periods 2019. There were no revenues from our Remote Sensing Solutions business area for the three or six months ended June 30, 2019 and 2020.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2020 were $1.0 million and $2.0 million, respectively. For the same periods in 2019, the R&D expenses were $1.5 million and $2.7 million.

The decrease was primarily related to lower staff expenses for the six months ended June 30, 2020 and a large number of scrapped inventory during the three months ended June 30, 2019. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2020 were $0.6 million and $1.2 million, respectively. The sales and marketing costs for the same periods in 2019 were $0.5 million and $0.9 million. The increase was primarily due to higher staff expenses due to a reallocation of employees to the marketing function.

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

General and Administrative

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2020 were $0.7 million and $1.5 million, respectively. The G&A expenses for the three and six months ended June 30, 2019 were $1.0 million and $1.9 million, respectively. The decrease was primarily due to lower staff expenses and lower costs for patents which for the six months ended June 30, 2019 included the assignment of a portfolio of patents to Aequitas Technologies LLC.

Income Taxes

Our effective tax rate was 0% and (1)% for the three and six months ended June 30, 2020, respectively, and (1)% and (1)% for the three and six months ended June 30, 2019, respectively. The negative tax rate in the three and six months ended June 30, 2020 and June 30, 2019 is due to withholding taxes from sales. We recorded valuation allowances for the three and six-month periods ended June 30, 2020 and June 30, 2019 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.6 million and $2.6 million for the three and six months ended June 30, 2020, respectively, and $1.3 million and $1.8 million for the same periods in 2019.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2020, we had made no payments to TI under the NN1002 Agreement.

Operating Leases

On August 22, 2016, we entered into a lease of office space located at 2880 Zanker Road, San Jose, CA 95134. The lease will be renewed in August 2020 but only as a postbox at a lower cost.

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

For the three and six months ended June 30, 2020, we recorded approximately $142,000 and $281,000, respectively, for rent expense for all leased properties compared to $155,000 and $331,000 for the same periods in 2019.

See Note 8 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussions.

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

See Note 8 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussion.

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

As of June 30, 2020, we had cash of $1.8 million compared to $2.4 million as of December 31, 2019.

Working capital (current assets less current liabilities) was $(0.1) million as of June 30, 2020, compared to $2.4 million as of December 31, 2019.

Net cash used in operating activities for the six months ended June 30, 2020 was $1.9 million and was primarily the result of a net loss of $2.9 million and approximately $0.4 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets.

Net cash used in operating activities for the six months ended June 30, 2019 was $1.5 million and was primarily the result of a net loss of $2.0 million and offset by approximately $0.6 million in non-cash operating expenses, comprised primarily of depreciation and amortization of operating lease right-of-use assets.

Accounts receivable and unbilled revenues decreased by approximately $0.6 million as of June 30, 2020 compared to December 31, 2019. This was due to estimated lower revenues.

Inventory increased by approximately $47,000 during the six months ended June 30, 2020 compared to December 31, 2019.

Deferred revenues increased by approximately $34,000 during the six months ended June 30, 2020 compared to December 31, 2019, primarily due to prepayments from customers for non-recurring engineering.

During the six months ended June 30, 2020 we purchased approximately $7,000 of property and equipment, primarily furniture and test equipment.

Net cash provided by financing activities of $1.3 million during the six months ended June 30, 2020 was the result of short-term borrowings of $966,000 and short-term tax credits of $542,000, offset by principal payments on finance leases of $164,000.

Net cash used in financing activities of $272,000 during the six months ended June 30, 2019 was the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.6 million and $2.6 million and $1.3 million and $1.8 million for the three and six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of approximately $193.1 million and $190.5 million as of June 30, 2020 and December 31, 2019, respectively. In addition, operating activities used cash of approximately $1.9 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

On June 17, 2020, the Company entered into short-term loan facilities (the “Loan Agreements”) with Ulf Rosberg and Peter Lindell, directors of Neonode (the “Directors”). Pursuant to the Loan Agreements, each Director made 16,145,000 SEK (Swedish Krona), which is approximately $1.7 million in U.S. dollars, principal amount available to the Company. As of June 30, 2020, the Company had made an initial drawdown of an aggregate of approximately $1.0 million.

On August 5, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors as part of a private placement (the “Private Placement”).

The closing of the Private Placement occurred on August 7, 2020.

Pursuant to the Securities Purchase Agreement, Neonode issued a total of 1,611,845 shares of common stock (the “Common Shares”) at a price of $6.50 per Common Share, and a total of 3,415 shares with a conversion price of $6.50 per share and a stated value of $1,000 of Series C-1 convertible preferred stock (the “Series C-1 Preferred Shares”) and Series C-2 convertible preferred stock (the “Series C-2 Preferred Shares”), for an aggregate purchase price of $13.9 million in gross proceeds.

The Series C-1 Preferred Shares and Series C-2 Preferred Shares are substantially the same, except the conversion of the Series C-2 Preferred Shares requires additional shareholder approval in accordance with Nasdaq listing rules. Ulf Rosberg and Peter Lindell, directors of Neonode, and Urban Forssell the Chief Executive Officer of Neonode (together, the “Insiders”) purchased an aggregate of $3.05 million of the Series C-2 Preferred Shares pursuant to the Securities Purchase Agreement.

Further, pursuant to the Securities Purchase Agreement, Neonode agreed to issue an additional 1,034 shares of Series C-2 Preferred Shares to Ulf Rosberg and Peter Lindell to repay an aggregate of $1.03 million of outstanding indebtedness owed to them under Loan Agreements described above.

The net proceeds of $13.1 million attributable to the Private Placement will be used for working capital purposes.

On August 6, 2020, in connection with the Private Placement, Neonode designated (i) 365 shares of its authorized and unissued preferred stock as Series C-1 Preferred Shares by filing a Series C-1 Certificate of Designation of Preferences, Rights and Limitations (the “Series C-1 Certificate of Designation”) with the Secretary of State of the State of Delaware and (ii) 4,084 shares of its authorized and unissued preferred stock as Series C-2 Preferred Shares by filing a Series C-2 Certificate of Designation of Preferences, Rights and Limitations (the “Series C-2 Certificate of Designation”) with the Secretary of State of the State of Delaware.

The Series C-1 Preferred Shares and Series C-2 Preferred Shares (together, the “Preferred Shares”) are convertible into 684,378 shares of Neonode common stock, subject to adjustment and limitations as provided in the Series C-1 Certificate of Designation and the Series C-2 Certificate of Designation. The Series C-1 Preferred Shares and the Series C-2 Preferred Shares have no voting rights, however, under certain circumstances provided therein, the Company may not alter, change or amend the Series C-1 Certificate of Designation and Series C-2 Certificate of Designation without the affirmative vote of a majority of the then outstanding Series C-1 Preferred Shares and Series C-2 Preferred Shares, respectively. The holders of the Preferred Shares are entitled to receive dividends at the rate per share of 5% per annum, payable quarterly and on the conversion date. In the event of any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Shares will participate pari passu with the holders of the Company’s common stock, on an as-converted basis.

In connection with the Securities Purchase Agreement, Neonode entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Neonode will file a registration statement with the SEC relating to the offer and sale by the holders of the Common Shares, and the shares of common stock underlying the Preferred Shares. Pursuant to the Registration Rights Agreement, Neonode is obligated to file the registration statement within 30 calendar days and to use reasonable best efforts to cause the registration statement to be declared effective within 75 calendar days or 105 calendar days in the case of a full review by the SEC. Failure to meet those and related obligations, or failure to maintain the effective registration of the Common Shares and the shares of common stock underlying the Preferred Shares will subject Neonode to payment for liquidated damages.

In connection with the Private Placement, Neonode paid a fee to a placement agent of $659,070.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
3.1.C.1

Certificate of Designation of Preferences, Rights and Limitations of Series C-1 5% Convertible Preferred Stock, dated August 6, 2020 (incorporated by reference to Exhibit 3.1.C.1 of the registrant’s current report on Form 8-K filed August 10, 2020)

3.1.C.2

Certificate of Designation of Preferences, Rights and Limitations of Series C-2 5% Convertible Preferred Stock, dated August 6, 2020 (incorporated by reference to Exhibit 3.1.C.2 of the registrant’s current report on Form 8-K filed August 10, 2020)

3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
10.1	Loan Agreement dated June 17, 2020 between Neonode Technologies AB and UMR Invest AB (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed June 22, 2020)
10.2	Loan Agreement dated June 17, 2020 between Neonode Technologies AB and Cidro Holding AB (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed June 22, 2020)
10.3	Securities Purchase Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed August 10, 2020)
10.4	Registration Rights Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed August 10, 2020)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: August 14, 2020	By:	/s/ Maria Ek
Maria Ek
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)