Form 10-Q
period 2020-09-30
Neonode Inc.
filed 2020-11-10
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2020 was 11,467,377.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2020

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019 (Audited)	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019	2

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	3

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the quarter to date periods ended September 30, 2019 through September 30, 2020	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4	Controls and Procedures	34

PART II OTHER INFORMATION		35

Item 1	Legal Proceedings	35

Item 1A	Risk Factors	35

Item 6	Exhibits	36

SIGNATURES		37

EXHIBITS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$12,212	$2,357
Accounts receivable and unbilled revenue, net	1,044	1,324
Projects in process	11	8
Inventory	1,128	1,030
Prepaid expenses and other current assets	1,000	715
Total current assets	15,395	5,434

Investment in joint venture	3	3
Property and equipment, net	1,072	1,583
Operating lease right-of-use assets	155	416
Total assets	$16,625	$7,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$917	$555
Accrued payroll and employee benefits	908	960
Accrued expenses	629	541
Deferred revenues	143	67
Current portion of finance lease obligations	650	568
Current portion of operating lease obligations	118	332
Total current liabilities	3,365	3,023

Finance lease obligations, net of current portion	277	508
Operating lease obligations, net of current portion	-	58
Total liabilities	3,642	3,589

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 11,467,377 and 9,171,154 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11	9
Additional paid-in capital	211,587	197,543
Accumulated other comprehensive loss	(890)	(639)
Accumulated deficit	(194,813)	(190,520)
Total Neonode Inc. stockholders’ equity	15,895	6,393
Noncontrolling interests	(2,912)	(2,546)
Total stockholders’ equity	12,983	3,847
Total liabilities and stockholders’ equity	$16,625	$7,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
HMI Solutions	$1,211	$1,214	$3,071	$4,625
HMI Products	284	96	476	407
Total revenues	1,495	1,310	3,547	5,032
Cost of revenues:
HMI Solutions	-	-	1	5
HMI Products	201	64	367	231
Total cost of revenues	201	64	368	236

Total gross margin	1,294	1,246	3,179	4,796

Operating expenses:
Research and development	901	1,167	2,939	3,878
Sales and marketing	604	491	1,797	1,431
General and administrative	1,535	777	3,034	2,658

Total operating expenses	3,040	2,435	7,770	7,967
Operating loss	(1,746)	(1,189)	(4,591)	(3,171)

Other expense:
Interest expense	11	8	25	27
Total other expense	11	8	25	27

Loss before provision (benefit) for income taxes	(1,757)	(1,197)	(4,616)	(3,198)

Provision (benefit) for income taxes	(9)	2	10	15
Net loss including noncontrolling interests	(1,748)	(1,199)	(4,626)	(3,213)
Net loss attributable to noncontrolling interests	110	113	366	290
Net loss attributable to Neonode Inc.	(1,638)	(1,086)	(4,260)	(2,923)
Preferred dividends	(33)	-	(33)	-
Net loss attributable to common shareholders of Neonode Inc.	$(1,671)	$(1,086)	$(4,293)	$(2,923)

Loss per common share:
Basic and diluted loss per share	$(0.16)	$(0.12)	$(0.45)	$(0.33)
Basic and diluted – weighted average number of common shares outstanding	10,128	8,811	9,492	8,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net loss	$(1,748)	$(1,199)	$(4,626)	$(3,213)
Other comprehensive income (loss):
Foreign currency translation adjustments	(228)	(145)	(251)	(300)
Comprehensive loss	(1,976)	(1,344)	(4,877)	(3,513)
Less: Comprehensive loss attributable to noncontrolling interests	110	113	366	290
Comprehensive loss attributable to Neonode Inc.	$(1,866)	$(1,231)	$(4,511)	$(3,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Preferred Stock Shares Issued1)

(Unaudited)

For the Quarter to Date periods ended September 30, 2019 through September 30, 2020

	Preferred Stock Shares Issued	Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, December 31, 2018	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

Foreign currency translation adjustment	-	-	-	-	-	(181)	-	(181)	-	(181)

Net loss	-	-	-	-	-	-	(573)	(573)	(111)	(684)

Balances, March 31, 2019	82	$-	8,800	$9	$197,507	$(637)	$(185,795)	$11,084	$(2,153)	$8,931

Conversion of Series B Preferred Stock to common stock	(2)	-	1	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	26	-	26	-	26

Net loss	-	-	-	-	-	-	(1,264)	(1,264)	(66)	(1,330)

Balances, June 30, 2019	80	$-	8,801	$9	$197,507	$(611)	$(187,059)	$9,846	$(2,219)	$7,627

Conversion of Series B Preferred Stock to common stock	(80)	-	10	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(145)	-	(145)	-	(145)

Net loss	-	-	-	-	-	-	(1,086)	(1,086)	(113)	(1,199)

Balances, September 30, 2019	-	$-	8,811	$9	$197,507	$(756)	$(188,145)	$8,615	$(2,332)	$6,283

Common stock issued upon exercise of common stock warrants	-	-	360	-	36	-	-	36	-	36

Foreign currency translation adjustment	-	-	-	-	-	117	-	117	-	117

Net loss	-	-	-	-	-	-	(2,375)	(2,375)	(214)	(2,589)

Balances, December 31, 2019	-	$-	9,171	$9	$197,543	$(639)	$(190,520)	$6,393	$(2,546)	$3,847

Foreign currency translation adjustment	-	-	-	-	-	(87)	-	(87)	-	(87)

Net loss	-	-	-	-	-	-	(1,010)	(1,010)	(102)	(1,112)

Balances, March 31, 2020	-	$-	9,171	$9	$197,543	$(726)	$(191,530)	$5,296	$(2,648)	$2,648

Foreign currency translation adjustment	-	-	-	-	-	64	-	64	-	64

Net loss	-	-	-	-	-	-	(1,612)	(1,612)	(154)	(1,766)

Balances, June 30, 2020	-	$-	9,171	$9	$197,543	$(662)	$(193,142)	$3,748	$(2,802)	$946

Issuance of shares for cash, net of offering costs	3,932	3,932	1,612	1	9,597	-	-	13,530	-	13,530

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	517	517	-	-	(1)	-	-	516	-	516

Conversion of Series C-1 and C-2 Preferred Stock to common stock	(4,449)	(4,449)	684	1	4,448	-	-	-	-	-

Preferred dividends	-	-	-	-	-	-	(33)	(33)	-	(33)

Foreign currency translation adjustment	-	-	-	-	-	(228)	-	(228)	-	(228)

Net loss	-	-	-	-	-	-	(1,638)	(1,638)	(110)	(1,748)

Balances, September 30, 2020	-	$-	11,467	$11	$211,587	$(890)	$(194,813)	$15,895	$(2,912)	$12,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	Preferred Shares Issued per series can be found under the equity footnote (see Note 4).

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(4,626)	$(3,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	20
Depreciation and amortization	567	650
Amortization of operating lease right-of-use assets	289	298
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	284	(128)
Projects in process	(3)	(8)
Inventory	(55)	(8)
Prepaid expenses and other current assets	(248)	(76)
Accounts payable and accrued expenses	310	(30)
Deferred revenues	73	(16)
Operating lease obligations	(298)	(362)
Net cash used in operating activities	(3,707)	(2,873)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(89)
Net cash used in investing activities	(17)	(89)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock, net of offering costs	13,530	-
Proceeds from short term borrowings	966	-
Proceeds from short term tax credits	542	-
Payments on short term borrowings	(516)	-
Payments on short term tax credits	(557)	-
Principal payments on finance lease obligations	(185)	(403)
Payment of preferred dividend	(2)	-
Net cash provided by (used in) financing activities	13,778	(403)

Effect of exchange rate changes on cash	(199)	(165)

Net increase (decrease) in cash	9,855	(3,530)
Cash at beginning of period	2,357	6,555
Cash at end of period	$12,212	$3,025

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10	$15
Cash paid for interest	$25	$27
Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings and accrued interest settled for Series C-2 Preferred Stock	$516	$-
Accrual of dividends	$31	$-
Right-of-use asset obtained in exchange for lease obligation	$25	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode” or the “Company”, develops optical touch and gesture control solutions for human interaction with devices and remote sensing solutions for driver monitoring and cabin monitoring features in automotive and other applications.

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

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses attributable to Neonode Inc. of approximately $1.6 million and $4.3 million and $1.1 million and $2.9 million for the three and nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of approximately $194.8 million and $190.5 million as of September 30, 2020 and December 31, 2019, respectively. In addition, operating activities used cash of approximately $3.7 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively.

On June 17, 2020, the Company entered into short-term loan facilities (the “Loan Agreements”) with two entities beneficially owned respectively by each of Ulf Rosberg and Peter Lindell, directors of Neonode (each, a “Director”). Pursuant to the Loan Agreements, each Director made 16,145,000 SEK (Swedish Krona), which is approximately $1.7 million in U.S. dollars, principal amount available to the Company. The Company made an initial drawdown of an aggregate of approximately $1.0 million under the Loan Agreements.

On August 5, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors as part of a private placement (the “Private Placement”).

On August 6, 2020, in connection with the Private Placement, Neonode designated (i) 365 shares of its authorized and unissued preferred stock as Series C-1 5% Convertible Preferred Stock (the “Series C-1 Preferred Stock”) by filing a Series C-1 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware and (ii) 4,084 shares of its authorized and unissued preferred stock as Series C-2 5% Convertible Preferred Stock (the “Series C-2 Preferred Stock”) by filing a Series C-2 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are substantially the same, except the conversion of the Series C-2 Preferred Stock requires additional shareholder approval in accordance with Nasdaq listing rules.

On August 7, 2020, Neonode issued 517 shares of Series C-2 Preferred Stock to UMR Invest AB, the entity beneficially owned by Ulf Rosberg, to repay the indebtedness and accrued interest under the Loan Agreement. To effect a similar transaction with entities beneficially owned by the other Director, Peter Lindell, (i) on August 7, 2020, at the closing of the Private Placement, Cidro Förvaltning AB paid for an additional 517 shares of Series C-2 Preferred Stock, and (ii) on August 10, 2020, the next business day after the closing of the Private Placement, Neonode repaid to Cidro Holding AB the debt and accrued interest due under the Loan Agreement, an amount that equaled the price of the 517 shares of Series C-2 Preferred Stock. As a result of the repayments to each Director, the Loan Agreements terminated in accordance with their terms.

The closing of the Private Placement occurred on August 7, 2020.

Pursuant to the Securities Purchase Agreement, Neonode issued a total of 1,611,845 shares of common stock (the “Common Shares”) at a price of $6.50 per Common Share, and a total of 3,415 shares with a conversion price of $6.50 per share and a stated value of $1,000 of Series C-1 Preferred Stock and Series C-2 Preferred Stock, for an aggregate purchase price of $13.9 million in gross proceeds.

Ulf Rosberg and Peter Lindell, directors of Neonode, and Urban Forssell the Chief Executive Officer of Neonode purchased an aggregate of $3.1 million of the Series C-2 Preferred Stock pursuant to the Securities Purchase Agreement.

The net proceeds of the Private Placement are being used for working capital purposes.

Pursuant to their terms and the provisions of the Securities Purchase Agreement, the Series C-1 Preferred Stock and Series C-2 Preferred Stock (together, the “Preferred Shares”) were converted into 684,378 shares of Neonode common stock. The holders of the Preferred Shares were entitled to receive dividends at the rate per share of 5% per annum, totaling $33,000. As of September 30, 2020, $2,000 of preferred dividends had been paid and $31,000 was accrued.

In connection with the Securities Purchase Agreement, Neonode entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Neonode filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to the offer and sale by the holders of the Common Shares, and the shares of common stock that were underlying the Preferred Shares. Pursuant to the Registration Rights Agreement, Neonode was obligated to file the registration statement within 30 calendar days and to use reasonable best efforts to cause the registration statement to be declared effective within 75 calendar days. The registration statement was declared effective by the SEC on September 18, 2020. Failure to maintain the effective registration of the Common Shares and the shares of common stock underlying the Preferred Shares will subject Neonode to payment for liquidated damages.

In connection with the Private Placement, Neonode incurred total offering costs of $879,000.

The condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s cash position after the Private Placement, current operating plan and sources of potential capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

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

The condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan, Korea, Taiwan and Sweden. For deposits held with financial institutions in the U.S., the U.S. Federal Deposit Insurance Corporation, provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 950,000 Krona per customer and covers deposits in all types of accounts. For bank accounts of the category held by Neonode, the Japanese government provides full insurance coverage. The Korea Deposit Insurance Corporation provides insurance coverage up to 50,000,000 Won per customer. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. At times, deposits held with financial institutions may exceed the amount of insurance provided.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $82,000 as of September 30, 2020 and $85,000 as of December 31, 2019.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. Costs capitalized in projects in process were $11,000 and $8,000 as of September 30, 2020 and December 31, 2019, respectively.

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

In total, the AirBar reserve was $0.7 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.

The Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We classify inventory for reporting purposes as raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$373	$396
Work-in-process	183	186
Finished goods	572	448
Ending inventory	$1,128	$1,030

Investment in Joint Venture

We invested $3,000 in a 50% interest in Neoeye AB. We account for our investment using the equity method of accounting because the investment provides us the ability to exercise significant influence, but not control, over the investee. We are not required to guarantee any obligations of the joint venture and there have been no operations of Neoeye through September 30, 2020.

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

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flow from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2020, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(228,000) and $(251,000) and $(145,000) and $(300,000) during the three and nine months ended September 30, 2020 and 2019, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(135,000) and $(149,000) during the three and nine months ended September 30, 2020, respectively, compared to $56,000 and $170,000 during the same periods in 2019, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of September 30, 2020, four customers represented approximately 75% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2019, three customers represented approximately 72% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2020 are as follows:

●	Hewlett-Packard Company – 31%

●	LG Electronics Inc. – 16%

●	Seiko Epson Corporation – 13%

●	Alpine Electronics, Inc – 12%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2020 are as follows:

●	Hewlett-Packard Company – 32%

●	Seiko Epson Corporation – 19%

●	Alpine Electronics, Inc – 15%

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2019 are as follows:

●	Hewlett Packard Company – 34%

●	Seiko Epson Corporation – 18%

●	Alpine Electronics, Inc – 20%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2019 are as follows:

●	Hewlett Packard Company – 39%

●	Seiko Epson Corporation – 15%

●	Alpine Electronics, Inc – 14%

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

Revenues from our business areas derive from three different revenue streams: license fees, non-recurring engineering fees and the sale of sensor modules.

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2020.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and nine months ended September 30, 2020 and 2019, no losses related to SOW projects were recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our sensor modules returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was insignificant as of September 30, 2020 and 2019. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following tables present disaggregated revenues by market for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$538	44%	$401	33%
Net revenues from consumer electronics	673	56%	813	67%
	$1,211	100%	$1,214	100%

HMI Products
Net revenues from automotive	$-	0%	$8	8%
Net revenues from medical	56	20%	33	35%
Net revenues from distributors and other	228	80%	55	57%
	$284	100%	$96	100%

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$1,079	35%	$1,337	29%
Net revenues from consumer electronics	1,992	65%	3,288	71%
	$3,071	100%	$4,625	100%

HMI Products
Net revenues from automotive	$15	3%	$9	2%
Net revenues from medical	159	33%	93	23%
Net revenues from distributors and other	302	64%	305	75%
	$476	100%	$407	100%

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

The following table presents accounts receivable and deferred revenues as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable and unbilled revenue	$1,044	$1,324
Deferred revenues	143	67

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $82,000 as of September 30, 2020 and $85,000 as of December 31, 2019.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of period	$24	$17
Provisions for warranty issued	13	7
Balance at end of period	$37	$24

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

The following table presents our deferred revenues (in thousands):

	September 30, 2020	December 31, 2019
Deferred revenues HMI Solutions	$41	$37
Deferred revenues HMI Products	102	30
	$143	$67

During the three and nine months ended September 30, 2020, the Company recognized revenues of approximately $7,000 and $39,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Product Backlog

Our sensor module product backlog at September 30, 2020 was approximately $495,000. The product backlog includes orders confirmed for products planned to be shipped within the next 3 quarters to 3 customers. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. As a result, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2020 and 2019 amounted to approximately $27,000 and $43,000 and $18,000 and $66,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2020 and December 31, 2019. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2020, and December 31, 2019, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2020 and 2019, respectively. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2020 and 2019 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 9).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Nine months ended September 30,
	2020	2019
Swedish Krona	9.41	9.41
Japanese Yen	107.52	109.11
South Korean Won	1,199.94	1,162.54
Taiwan Dollar	29.78	31.04

Exchange rate for the consolidated balance sheets was as follows:

	As of
	September 30,	December 31,
	2020	2019
Swedish Krona	8.96	9.34
Japanese Yen	105.55	108.66
South Korean Won	1,165.32	1,154.56
Taiwan Dollar	28.94	30.00

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

Reclass of Presentation in our Condensed Consolidated Statements of Operations

Since January 1, 2020, we have allocated revenue to our new business areas - HMI Solutions, HMI Products and Remote Sensing Solutions - rather than by our revenue streams - license fees, sensor module sale and non-recurring engineering fees. The presentation in our condensed consolidated statements of operations has been changed accordingly. Revenues from HMI Solutions include license fees and non-recurring engineering fees while HMI Products include sensor module sales and non-recurring engineering fees. We expect that future revenues within our Remote Sensing Solutions business area will be derived from license fees and non-recurring engineering fees.

3. Short-Term Borrowings

During the nine months ended September 30, 2020, the Company was granted a credit from the Swedish Tax Authority covering social charges and staff withholding taxes relating to January through March 2020 payroll, as part of Swedish governmental COVID-19 support. The total amount was $563,000 and the credit was for 12 months but could be repaid earlier if desired. There was a 1.25% annual non-deductible interest and a credit fee of 0.2% from the seventh month of the granted credit. The tax credit was repaid in August 2020 along with interest of $2,000.

On June 17, 2020, the Company entered into short-term loan facilities (the “Loan Agreements”) with two entities beneficially owned respectively by each of Ulf Rosberg and Peter Lindell, directors of Neonode (each, a “Director”). Pursuant to the Loan Agreements, each entity beneficially owned by the Director made approximately $1.7 million in U.S. dollars principal amount available to the Company. The Company made an initial drawdown of an aggregate of approximately $1.0 million under the Loan Agreement.

Each of the Loan Agreements provided for a credit fee of 0.75% per annum, calculated on a daily basis from the date of the Loan Agreement, and any outstanding amount incurred interest at a fixed rate of 3.25% per annum, calculated on a daily basis from the drawdown date. Drawdowns under the Loan Agreements became unavailable upon the earlier to occur of the execution of a capital raise by Neonode or December 31, 2020. Upon completion of a capital raise before December 31, 2020, any outstanding amount under the Loan Agreements, including any credit fee and interest, became payable as soon as practicably possible after such capital raise. If a capital raise was not completed by December 31, 2020, or if the funds from the capital raise were insufficient to repay the full outstanding amount under the Loan Agreements, then the outstanding amount under the Loan Agreements, including any credit fee and interest, would have become due and payable on February 28, 2021.

On August 7, 2020, Neonode issued 517 shares of Series C-2 Preferred Stock to UMR Invest AB, the entity beneficially owned by Ulf Rosberg, to repay the indebtedness and accrued interest under the Loan Agreement. To effect a similar transaction with entities beneficially owned by the other Director, Peter Lindell, (i) on August 7, 2020, at the closing of the Private Placement, Cidro Förvaltning AB paid for an additional 517 shares of Series C-2 Preferred Stock, and (ii) on August 10, 2020, the next business day after the closing of the Private Placement, Neonode repaid to Cidro Holding AB the debt and accrued interest due under the Loan Agreement, an amount that equaled the price of the 517 shares of Series C-2 Preferred Stock. As a result of the repayments to each Director, the Loan Agreements terminated in accordance with their terms.

4. Stockholders’ Equity

Common Stock

See Note 1 for activities that affected common stock during the three and nine months ended September 30, 2020.

At the Annual Meeting of our Company held on September 29, 2020, stockholders approved a proposal to increase the number of authorized common stock to 25,000,000 shares. Accordingly, on November 5, 2020, we filed an amendment to the Neonode Inc. Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), with the Secretary of State of the State of Delaware to increase to 25,000,000 the number of authorized shares of our common stock.

Preferred Stock

On August 6, 2020, in connection with the closing of the Private Placement, the Company designated (i) 365 shares of its authorized and unissued preferred stock as Series C-1 Preferred Stock by filing a Series C-1 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware and (ii) 4,084 shares of its authorized and unissued preferred stock as Series C-2 Preferred Stock by filing a Series C-2 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware.

The Series C-1 Preferred Stock and Series C-2 Preferred Stock (together, the “Preferred Shares”) were converted into 684,378 shares of Neonode common stock.

As of September 30, 2020, our Certificate of Incorporation authorized Series A Preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock, and Series C-2 Preferred Stock.

During the year ended December 31, 2019, the only shares of our preferred stock issued and outstanding were Series B Preferred Stock. Effective July 1, 2019, all outstanding shares of our Series B Preferred Stock were converted into shares of our common stock.

The holders of the Preferred Shares were entitled to receive dividends at the rate per share of 5% per annum, totaling $33,000. As of September 30, 2020, $2,000 of preferred dividends had been paid and $31,000 was accrued.

No shares of preferred stock were issued and outstanding as of September 30, 2020.

Details of the preferred stock activities are set forth below:

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Series C-1 Preferred Stock Shares Issued	Series C-1 Preferred Stock Amount	Series C-2 Preferred Stock Shares Issued	Series C-2 Preferred Stock Amount
Balances, December 31, 2018	82	$-	-	$-	-	$-

Balances, March 31, 2019	82	$-	-	$-	-	$-

Conversion of Series B Preferred Stock to common stock	(2)	$-	-	$-	-	$-

Balances, June 30, 2019	80	$-	-	$-	-	$-

Conversion of Series B Preferred Stock to common stock	(80)	$-	-	$-	-	$-

Balances, September 30, 2019	-	$-	-	$-	-	$-

Balances, December 31, 2019	-	$-	-	$-	-	$-

Balances, March 31, 2020	-	$-	-	$-	-	$-

Balances, June 30, 2020	-	$-	-	$-	-	$-

Issuance of Preferred Shares for cash	-	$-	365	$365	3,567	$3,567

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	-	-	-	-	517	517

Conversion of Preferred Shares to common stock	-	$-	(365)	$(365)	(4,084)	$(4,084)

Balances, September 30, 2020	-	$-	-	$-	-	$-

Warrants

As of September 30, 2020 and December 31, 2019, the Company had 431,368 warrants to purchase common stock outstanding.

5. Stock-Based Compensation

There was no stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 and there is no remaining unrecognized stock-based compensation expense related to stock options as of September 30, 2020.

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

As of September 30, 2020, we had three equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”);

●	The 2015 Stock Incentive Plan (the “2015 Plan”); and
●	The 2020 Stock Incentive Plan (the “2020 Plan”).

Both the 2006 Plan and the 2015 Plan have terminated with respect to additional awards. However, shares issuable pursuant to previously awarded stock options may still be exercised in accordance with their terms.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2020	52,500	$27.51
Cancelled	(42,000)	22.52
Outstanding at September 30, 2020	10,500	$29.61

The aggregate intrinsic value of the 10,500 stock options that are outstanding, vested and expected to vest as of September 30, 2020 was $0.

For the three and nine months ended September 30, 2020 and 2019, we recorded no compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three and nine months ended September 30, 2020, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

6. Commitments and Contingencies

Litigation

On August 26, 2020, a putative stockholder of Neonode filed a purported class action lawsuit (C.A. No. 2020-0701-AGB) in the Delaware Court of Chancery against Neonode and the Board of Directors of Neonode for alleged breach of fiduciary duty in connection with disclosure of information concerning Proposal 5 and Proposal 6 in the proxy statement filed with the SEC by Neonode on August 20, 2020 for the 2020 Annual Meeting of Stockholders of Neonode (the “Proxy Statement”). These proposals for shareholder approval related to the Private Placement by Neonode on August 5, 2020 in which two directors and the chief executive officer of Neonode participated. The relief sought by the plaintiff included a preliminary injunction to enjoin the stockholder votes on Proposal 5 and Proposal 6. On September 13, 2020, the plaintiff amended his complaint to also enjoin the stockholder vote on Proposal 1 in the Proxy Statement concerning election of directors. Neonode and the other named defendants believe that the disclosures set forth in the Proxy Statement complied fully with all applicable law, that no supplemental disclosure was required, and that the plaintiffs’ allegations are without merit. However, in an effort to avoid the nuisance and ongoing expense relating to the claims in the lawsuit, Neonode filed definitive additional materials to the Proxy Statement on September 18, 2020. The plaintiff withdrew his motion to preliminarily enjoin the stockholder votes on Proposals 1, 5, and 6 based upon the definitive additional materials to the Proxy Statement. The lawsuit remains subject to final disposition, including the potential award of fees to the attorneys for the plaintiff.

On September 2, 2020, a separate putative stockholder of Neonode filed a purported class action lawsuit (Case No. 1:20-cv-01174-UNA) in the United States District Court for the District of Delaware against Neonode, the Board of Directors of Neonode, and the Chief Executive Officer of Neonode for alleged violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with disclosure of information concerning Proposal 5 and Proposal 6 in the Proxy Statement, and generally containing the same substantive allegations as in the above previously-filed Delaware Court of Chancery action. On October 20, 2020, the plaintiff voluntarily dismissed the lawsuit in the United States District Court.

Operating expenses for the three and nine months ended September 30, 2020 include actual and estimated costs in relation to the above-referenced lawsuits.

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2020 and December 31, 2019.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2020 and December 31, 2019.

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

In November 2019, we agreed to decreased the bank guarantee to $210,000, covering the value of inventory for the production of 20,000 AirBars and in conjunction with this purchase the excess AirBar inventory for approximately $141,000. The current bank guarantee is valid until December 31, 2020.

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable we will have to purchase the inventory. As of November 10, 2020, management’s judgment is that we will sell the remaining AirBars during 2020 and 2021 and thereby purchase the components and the assembly service from the manufacturing partner throughout the years. The bank guarantee is expected to be renewed at a lower amount reflecting the value of the remaining inventory at year-end. No liability has been recorded for the period ended September 30, 2020.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LCC (“Aequitas”). The portfolio contains two patent families comprising nine U.S. patents, five non-U.S. patents and three pending U.S. patent applications. The assignment provides the Company the right to share potential proceeds generated from a licensing and monetization program. As of September 30, 2020, there have been no proceeds from the agreement with Aequitas.

On July 11, 2020, Aequitas assigned 10 patents belonging to the one of the patent families back to Neonode based upon a determination by Aequitas not to enforce those particular patents.

On September 8, 2020, an Aequitas subsidiary, Neonode Smartphone LLC, filed patent infringement lawsuits against Apple Inc., and Samsung Electronics Co. Ltd. and Samsung Electronics America, Inc., in U.S. federal court in the Western District of Texas.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an application-specific integrated circuit (“ASIC”). Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2020, we had made no payments to TI under the NN1002 Agreement.

7. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three and nine months ended September 30, 2020 and 2019, respectively, were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and nine months ended September 30, 2020 and 2019, respectively, (dollars in thousands):

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Amount	Percentage	Amount	Percentage
United States	$486	33%	$548	42%
Japan	395	26%	498	38%
South Korea	240	16%	-	-%
China	154	10%	49	4%
Germany	130	9%	106	8%
Switzerland	54	4%	52	4%
Other	36	2%	57	3%
	$1,495	100%	$1,310	100%

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	Percentage	Amount	Percentage
United States	$1,340	38%	$2,510	50%
Japan	1,229	35%	1,515	30%
Germany	274	8%	477	9%
South Korea	267	7%	-	-%
China	203	6%	177	4%
Switzerland	161	4%	109	2%
France	-	-%	152	3%
Other	72	2%	61	1%
	$3,547	100%	$5,032	100%

The following table presents our total assets by geographic region as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
U.S.	$6,602	$2,898
Sweden	9,914	4,430
Asia	109	108
Total	$16,625	$7,436

8. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of two months to 2.42 years, and one of our two primary operating leases includes an option to extend the lease for another three years. This primary operating lease also includes an option to terminate the lease by October 1, 2021. The other primary operating lease has been terminated effective November 30, 2020 and a new lease has been signed for three years beginning December 1, 2020. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our consolidated balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment. We report the manufacturing equipment, as well as finance lease current and noncurrent obligations on our consolidated balance sheets.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost (1)	$139	$381

Finance lease cost:
Amortization of leased assets	$164	$467
Interest on lease liabilities	3	15
Total finance lease cost	$167	$482

(1)	Includes short term lease costs of $30,000 and $81,000 for the three and nine months ended September 30, 2020, respectively.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$145	$454

Finance lease cost:
Amortization of leased assets	$153	$471
Interest on lease liabilities	8	26
Total finance lease cost	$161	$497

(1)	Includes short term lease costs of $27,000 and $93,000 for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(115)	$(298)
Operating cash flows from finance leases	(3)	(15)
Financing cash flows from finance leases	(21)	(185)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	25	-

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(109)	$(298)
Operating cash flows from finance leases	(8)	(26)
Financing cash flows from finance leases	(131)	(403)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$155	$416

Current portion of operating lease obligations	$118	$332
Operating lease liabilities, net of current portion	-	58
Total operating lease liabilities	$118	$390

Finance leases
Property and equipment, at cost	$3,491	$3,348
Accumulated depreciation	(2,533)	(1,956)
Property and equipment, net	$958	$1,392

Current portion of finance lease obligations	$650	$568
Finance lease liabilities, net of current portion	277	508
Total finance lease liabilities	$927	$1,076

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	0.7 years	1.2 years
Finance leases	1.2 years	1.6 years

Weighted Average Discount Rate
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2020 is as follows (in thousands):

Years ending December 31,	Total
2020 (remaining months)	$47
2021	74
121
Less imputed interest	(3)
Total lease liabilities	$118

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of September 30, 2020 (in thousands):

Year ending December 31,	Total
2020 (remaining months)	$131
2021	721
2022	82
2023	8
Total minimum payments required:	942
Less amount representing interest:	(15)
Present value of net minimum lease payments:	927
Less current portion	(650)
$277

9. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2020 and 2019 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 0 and 0.3 million outstanding stock warrants under the treasury stock method, and 0 and 0 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2020 and 2019, respectively, due to their anti-dilutive effect.

(in thousands, except per share amounts)	Three months ended September 30,
	2020	2019
BASIC AND DILUTED
Weighted average number of common shares outstanding	10,128	8,811
Net loss attributable to common shareholders of Neonode Inc.	$(1,671)	$(1,086)

Net loss per share - basic and diluted	$(0.16)	$(0.12)

(in thousands, except per share amounts)	Nine months ended September 30,
	2020	2019
BASIC AND DILUTED
Weighted average number of common shares outstanding	9,492	8,804
Net loss attributable to common shareholders of Neonode Inc.	$(4,293)	$(2,923)

Net loss per share - basic and diluted	$(0.45)	$(0.33)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic, our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, our ability to obtain adequate capital to fund future operations, the outcome and expense of lawsuits against us and our directors and officers (including the pending lawsuit in the Delaware Court of Chancery related to the Private Placement), our ability to terminate our registration as a U.S. public company, and the future status of our common stock listing on the Nasdaq Stock Market and potential listing on the Nasdaq Stockholm. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

Neonode Inc., collectively with its subsidiaries, is referred to in this Form 10-Q as “Neonode”, “we”, “us”, “our”, “registrant”, or “Company”.

Overview

Neonode provides advanced optical sensing solutions for human-machine interface (“HMI”) and remote sensing solutions for driver and cabin monitoring features in automotive and other application areas.

We mainly operate in the business-to-business (“B2B”) markets.

HMI Solutions

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our HMI Solutions customers have sold approximately 77 million devices that use our technology and within this business area we derive revenues through technology licensing and engineering consulting services.

As of September 30, 2020, we had thirty-six valid technology license agreements with global OEMs, ODMs and Tier 1 suppliers.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Our near term growth and overall business is being adversely impacted and we expect will continue to be adversely impact by COVID-19 and the related global economic slowdown. Although we anticipate potential additional demand in our contactless touch products, we expect COVID-19 will have negative effects on our customers’ businesses and their sales volumes. We are experiencing challenges in obtaining deliveries of components needed to manufacture our sensor modules and we may have difficulties delivering our products to our customers in time and at a reasonable cost. Our operations have been impacted as we paused business-related travel and our employees to a high extent work remotely. The extent of COVID-19’s impact on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. To mitigate the financial effects of the COVID-19 pandemic, we have undertaken cost-reduction measures. In particular, we implemented a Swedish government-backed program of short-term layoffs that resulted in the reduction of staff working hours by 20% between mid-April to mid-August. We are monitoring the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating COVID-19’s impact on our business, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended September 30,		2020 vs 2019
	2020	2019	Variance in Dollars	Variance in Percent
Revenue:
HMI Solutions	$1,211	$1,214	$(3)	(0.2)%
Percentage of revenue	81.0%	92.7%
HMI Products	$284	$96	$188	198.	8%
Percentage of revenue	19.0%	7.3%
Total Revenue	$1,495	$1,310	$185	14.1%

Cost of Sales:
HMI Solutions	$-	$-	$-	-%
Percentage of revenue	0.0%	0.0%
HMI Products	$201	$64	$137	214.1%
Percentage of revenue	13.4%	4.9%
Total Cost of Sales	$201	$64	$137	214.1%

Total Gross Margin	$1,294	$1,246	$48	3.9%

Operating Expense:
Research and development	$901	$1,167	$(266)	(22.8)%
Percentage of revenue	60,3%	89.1%
Sales and marketing	604	491	113	23.0%
Percentage of revenue	40.4%	37.5%
General and administrative	1,535	777	758	97.6%
Percentage of revenue	102.7%	59.3%
Total Operating Expenses	$3,040	$2,435	$605	24,8%
Percentage of revenue	203.3%	185.9%

Operating Loss	$(1,746)	$(1,189)	$(557)	(46.8)%
Percentage of revenue	(116,8)%	(90.8)%
Interest expense	11	8	3	37.5%
Percentage of revenue	0.7%	0.6%
Provision (benefit) for income taxes	(9)	2	(11)	(550.0)%
Percentage of revenue	(0.6)%	0.2%
Net loss attributable to noncontrolling interests	$110	$113	$(3)	(2.7)%
Percentage of revenue	7.4%	8.6%
Preferred dividends	$(33)	$-	$(33)	-%
Percentage of revenue	2.2%	-%
Net loss attributable to common shareholders of Neonode Inc.	$(1,671)	$(1,086)	$(585)	53.9%
Percentage of revenue	(111.8)%	(82.9)%
Net loss per share attributable to Neonode Inc.	$(0.16)	$(0.12)	$(0.04)	33.3%
Percentage of revenue	0.0%	0.0%

	Nine months ended September 30,		2020 vs 2019
	2020	2019	Variance in Dollars	Variance in Percent
Revenue:
HMI Solutions	$3,071	$4,625	$(1,554)	(33.6)%
Percentage of revenue	86.6%	91.9%
HMI Products	$476	$407	$69	17.0%
Percentage of revenue	13.4%	8.1%
Total Revenue	$3,547	$5,032	$(1,485)	(29.5)%

Cost of Sales:
HMI Solutions	$1	$5	$(4)	(80.0)%
Percentage of revenue	(0.0)%	0.1%
HMI Products	$367	$231	$136	58.9%
Percentage of revenue	10.3%	4.6%
Total Cost of Sales	$368	$236	$132	55.9%

Total Gross Margin	$3,179	$4,796	$(1,617)	(33.7)%

Operating Expense:
Research and development	$2,939	$3,878	$(939)	(24.2)%
Percentage of revenue	82.9%	77.1%
Sales and marketing	1,797	1,431	366	25.6%
Percentage of revenue	50.7%	28.4%
General and administrative	3,034	2,658	376	14.1%
Percentage of revenue	85.5%	52.8%
Total Operating Expenses	$7,770	$7,967	$(197)	(2.5)%
Percentage of revenue	219.1%	158.3%

Operating Loss	$(4,591)	$(3,171)	$1,420	44.8%
Percentage of revenue	(129.4)%	(63.0)%
Interest expense	25	27	(2)	(7.4)%
Percentage of revenue	0.7%	0.5%
Provision for income taxes	10	15	(5)	(33.3)%
Percentage of revenue	0.3%	0.3%
Net loss attributable to noncontrolling interests	$366	$290	$76	26.2%
Percentage of revenue	10.3%	5.8%
Preferred Dividends	$(33)	$-	$(33)	-%
Percentage of revenue	(0.9)%	-%
Net Loss attributable to common shareholders of Neonode Inc.	$(4,293)	$(2,923)	$(1,370)	46.9%
Percentage of revenue	(121.0)%	(58.1)%
Net Loss per share attributable to Neonode Inc.	$(0.45)	$(0.33)	$(0.12)	36.4%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three and nine months ended September 30, 2020 and 2019 were to customers located in the U.S., Europe and Asia.

Since January 1, 2020, we have allocated revenues to three different business areas. Revenues allocated to HMI Solutions consist of license fees and related non-recurring engineering revenues while revenues allocated to HMI Products are derived from the sale of sensor modules and related non-recurring engineering revenues. We expect that future revenues within our Remote Sensing Solutions business area will be derived from license fees and non-recurring engineering revenues.

The increase of 14.12% in total net revenues for the three-month period in 2020 as compared to the same period in 2019 was primarily related to significantly higher revenues from sensor module sales offset by slightly lower license revenues. The decrease of 29.51% in total net revenues for the nine-month period in 2020 as compared to the same period in 2019 was primarily related to lower license revenues within our HMI Solutions business area.

The following tables present the net revenues distribution per business area and revenue stream for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
License fees	$1,207	100%	$1,213	100%
Non-recurring engineering	4	-%	1	-%
	$1,211	100%	$1,214	100%

HMI Products
Sensor modules	$282	99%	$95	99%
Non-recurring engineering	2	1%	1	1%
	$284	100%	$96	100%

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
License fees	$3,050	99%	$4,622	100%
Non-recurring engineering	21	1%	3	-%
	$3,071	100%	$4,625	100%

HMI Products
Sensor modules	$446	94%	$368	90%
Non-recurring engineering	30	6%	39	10%
	$476	100%	$407	100%

Gross Margin

Our combined total gross margin was 87% and 90% for the three and nine months ended September 30, 2020, respectively, and 95% for the three and nine months ended September 30, 2019, respectively. The decrease in total gross margin in 2020 as compared to 2019 was primarily due to higher costs relating to write off of inventory in 2020. For the three and nine months ended September 30, 2020, revenues from HMI Solutions business area accounted for 81% and 87%, respectively, of total revenue compared to 93% and 92%, respectively, in the same periods in 2019 and revenues from HMI Products business area accounted for 19% and 13%, respectively, of total revenue compared to 7% and 8%, respectively, in the same periods 2019. There were no revenues from our Remote Sensing Solutions business area for the three or nine months ended September 30, 2019 and 2020.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2020 were $0.9 million and $2.9 million, respectively. For the same periods in 2019, the R&D expenses were $1.2 million and $3.9 million.

The decrease was primarily related to lower staff expenses for the nine months ended September 30, 2020 and a large number of scrapped inventory during the three months ended September 30, 2019. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2020 were $0.6 million and $1.8 million, respectively. The sales and marketing costs for the same periods in 2019 were $0.5 million and $1.4 million. The increase was primarily due to higher staff expenses due to a reallocation of employees to the marketing function.

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

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2020 were $1.5 million and $3.0 million, respectively. The G&A expenses for the three and nine months ended September 30, 2019 were $0.8 million and $2.7 million, respectively. The increase was primarily due to costs relating to a lawsuit further described in Note 8 – Commitments and Contingencies – Litigation in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income Taxes

Our effective tax rate was 0% and 0% for the three and nine months ended September 30, 2020, respectively, and (0)% and (0)% for the three and nine months ended September 30, 2019, respectively. The negative tax rate in the three and nine months ended September 30, 2020 and September 30, 2019 is due to withholding taxes from sales. We recorded valuation allowances for the three and nine-month periods ended September 30, 2020 and September 30, 2019 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Preferred Dividends

Pursuant to the Securities Purchase Agreement entered into on August 7, 2020, Neonode issued Series C-1 Preferred Stock and Series C-2 Preferred Stock (together, the “Preferred Shares”). The holders of the Preferred Shares were entitled to receive dividends at the rate per share of 5% per annum until conversion into common stock. As of September 30, 2020, $2,000 of preferred dividends had been paid and $31,000 was accrued.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to common shareholders of Neonode Inc. of $1.6 million and $4.3 million for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $2.9 million for the same periods in 2019.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2020, we had made no payments to TI under the NN1002 Agreement.

Operating Leases

On July 1, 2014, Neonode Technologies AB entered into a lease for 7,007 square feet of office space located at Storgatan 23C, Stockholm, Sweden. The lease agreement was renegotiated and renewed in December 2019 and is valid through November 2020. The lease agreement has been terminated and will not be extended.

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

On September 1, 2019, we entered into a lease of office space located at NishiShinjuku Takagi Building, 1203 NishiShinjuku, Shinjukuku, Tokyo, Japan. The lease is valid through August 31, 2021 and is extended on a yearly basis unless written notice three months prior to expiration date.

On September 1, 2020, we entered into a lease of a mailbox at 2880 Zanker Road, San Jose, CA 95134. The lease is valid through August 2021 and is extended on a yearly basis unless written notice three months prior to expiration date.

Effective December 1, 2020, we have agreed to enter into a new lease for 621 square meters of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement is valid through November 2022 and may be extended on a yearly basis unless written notice nine months prior to expiration date. In connection to the new office, we have also entered into a lease for a storage facility, valid through November 2022 and extended on a yearly basis unless written notice nine months prior to expiration date.

For the three and nine months ended September 30, 2020, we recorded approximately $154,000 and $435,000, respectively, for rent expense for all leased properties compared to $130,000 and $461,000 for the same periods in 2019.

See Note 8 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further discussions of our operating leases.

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

See Note 8 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our finance leases.

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

As of September 30, 2020, we had cash of $12.2 million compared to $2.4 million as of December 31, 2019.

Working capital (current assets less current liabilities) was $12.0 million as of September 30, 2020, compared to $2.4 million as of December 31, 2019.

Net cash used in operating activities for the nine months ended September 30, 2020 was $3.7 million and was primarily the result of a net loss of $4.6 million and approximately $0.8 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets.

Net cash used in operating activities for the nine months ended September 30, 2019 was $2.9 million and was primarily the result of a net loss of $3.2 million and offset by approximately $1.0 million in non-cash operating expenses, comprised primarily of depreciation and amortization of operating lease right-of-use assets.

Accounts receivable and unbilled revenues decreased by approximately $0.3 million as of September 30, 2020 compared to December 31, 2019. This was due to estimated lower revenues.

Inventory increased by approximately $98,000 during the nine months ended September 30, 2020 compared to December 31, 2019.

Deferred revenues increased by approximately $76,000 during the nine months ended September 30, 2020 compared to December 31, 2019, primarily due to increased sale of sensor modules with return rights.

During the nine months ended September 30, 2020 we purchased approximately $17,000 of property and equipment, primarily furniture and test equipment.

Net cash provided by financing activities of $13.7 million during the nine months ended September 30, 2020 was the result of proceeds from short-term borrowings of $1.0 million and proceeds of issuance of preferred and common stock net of offering costs of $13.5 million, offset by principal payments on short-term borrowings and finance leases of $742,000.

Net cash used in financing activities of $403,000 during the nine months ended September 30, 2019 was the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.6 million and $4.3 million and $1.1 million and $2.9 million for the three and nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of approximately $194.8 million and $190.5 million as of September 30, 2020 and December 31, 2019, respectively. In addition, operating activities used cash of approximately $3.7 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively.

On June 17, 2020, the Company entered into short-term loan facilities (the “Loan Agreements”) with two entities beneficially owned respectively by each of Ulf Rosberg and Peter Lindell, directors of Neonode (each, a “Director”). Pursuant to the Loan Agreements, each Director made 16,145,000 SEK (Swedish Krona), which is approximately $1.7 million in U.S. dollars, principal amount available to the Company. The Company made an initial drawdown of an aggregate of approximately $1.0 million under the Loan Agreements.

On August 5, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with institutional and accredited investors as part of a private placement (the “Private Placement”).

On August 6, 2020, in connection with the Private Placement, Neonode designated (i) 365 shares of its authorized and unissued preferred stock as Series C-1 5% Convertible Preferred Stock (the “Series C-1 Preferred Stock”) by filing a Series C-1 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware and (ii) 4,084 shares of its authorized and unissued preferred stock as Series C-2 5% Convertible Preferred Stock (the “Series C-2 Preferred Stock”) by filing a Series C-2 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are substantially the same, except the conversion of the Series C-2 Preferred Stock required additional shareholder approval in accordance with Nasdaq listing rules.

On August 7, 2020, Neonode issued 517 shares of Series C-2 Preferred Stock to UMR Invest AB, the entity beneficially owned by Ulf Rosberg, to repay the indebtedness and accrued interest under the Loan Agreement. To effect a similar transaction with entities beneficially owned by the other Director, Peter Lindell, (i) on August 7, 2020, at the closing of the Private Placement, Cidro Förvaltning AB paid for an additional 517 shares of Series C-2 Preferred Stock, and (ii) on August 10, 2020, the next business day after the closing of the Private Placement, Neonode repaid to Cidro Holding AB the debt and accrued interest due under the Loan Agreement, an amount that equaled the price of the 517 shares of Series C-2 Preferred Stock. As a result of the repayments to each Director, the Loan Agreements terminated in accordance with their terms.

The closing of the Private Placement occurred on August 7, 2020.

Pursuant to the Securities Purchase Agreement, Neonode issued a total of 1,611,845 shares of common stock (the “Common Shares”) at a price of $6.50 per Common Share, and a total of 3,415 shares with a conversion price of $6.50 per share and a stated value of $1,000 of Series C-1 Preferred Stock and Series C-2 Preferred Stock, for an aggregate purchase price of $13.9 million in gross proceeds.

Ulf Rosberg and Peter Lindell, directors of Neonode, and Urban Forssell the Chief Executive Officer of Neonode purchased an aggregate of $3.1 million of the Series C-2 Preferred Stock pursuant to the Securities Purchase Agreement.

The net proceeds of the Private Placement are being used for working capital purposes.

Pursuant to their terms and the provisions of the Securities Purchase Agreement, the Series C-1 Preferred Stock and Series C-2 Preferred Stock (together, the “Preferred Shares”) were converted into 684,378 shares of Neonode common stock. The holders of the Preferred Shares were entitled to receive dividends at the rate per share of 5% per annum, totaling $33,000. As of September 30, 2020, $2,000 of preferred dividends had been paid and $31,000 was accrued.

In connection with the Securities Purchase Agreement, Neonode entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Neonode filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to the offer and sale by the holders of the Common Shares, and the shares of common stock that were underlying the Preferred Shares. Pursuant to the Registration Rights Agreement, Neonode was obligated to file the registration statement within 30 calendar days and to use reasonable best efforts to cause the registration statement to be declared effective within 75 calendar days. The registration statement was declared effective by the SEC on September 18, 2020. Failure to maintain the effective registration of the Common Shares and the shares of common stock underlying the Preferred Shares will subject Neonode to payment for liquidated damages.

In connection with the Private Placement, Neonode incurred total offering costs of $879,000.

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

See Note 2 – Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of critical accounting policies and discussion of estimates.

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies – Litigation in the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item 1. We are not currently involved in any other material legal proceedings. However, from time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

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

We and our directors are defendants in a purported class action lawsuit.

On August 26, 2020, a putative stockholder of Neonode filed a purported class action lawsuit in the Delaware Court of Chancery against the Company and the Board of Directors of the Company for breach of fiduciary duty in connection with disclosure of information concerning Proposals 5 and 6 at the 2020 Annual Meeting of Stockholders. These proposals for shareholder approval relate to Private Placement by the Company on August 5, 2020 in which two directors and the chief executive officer of the Company participated. We believe the lawsuit is without merit. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. The outcome of the Delaware Court of Chancery lawsuit and any related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs and expenses will depend upon many unknown factors.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018)
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.1.C.1	Certificate of Designation of Preferences, Rights and Limitations of Series C-1 5% Convertible Preferred Stock, dated August 6, 2020 (incorporated by reference to Exhibit 3.1.C.1 of the registrant’s current report on Form 8-K filed August 10, 2020)
3.1.C.2	Certificate of Designation of Preferences, Rights and Limitations of Series C-2 5% Convertible Preferred Stock, dated August 6, 2020 (incorporated by reference to Exhibit 3.1.C.2 of the registrant’s current report on Form 8-K filed August 10, 2020)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.1.3	Certificate of Third Amendment to the Restated Certificate of Incorporation of Neonode Inc.*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
10.1	Loan Agreement dated June 17, 2020 between Neonode Technologies AB and UMR Invest AB (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed June 22, 2020)
10.2	Loan Agreement dated June 17, 2020 between Neonode Technologies AB and Cidro Holding AB*
10.3	Securities Purchase Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed August 10, 2020)
10.4	Registration Rights Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed August 10, 2020)
10.5	Neonode Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 (333-249806) filed November 2, 2020)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: November 10, 2020	By:	/s/ Maria Ek
Maria Ek
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)