Form 10-K
period 2020-12-31
Neonode Inc.
filed 2021-03-10
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 1-35526

NEONODE INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-1517641
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Karlavägen 100, 115 26 Stockholm, Sweden

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Stock Market, was $50,772,810.

The number of shares of the registrant’s common stock outstanding as of March 3, 2021 was 11,504,665.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference as set forth in Part III of this Annual Report. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

NEONODE INC.

2020 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights, and our ability to obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see “Item 1A. Risk Factors” and elsewhere in this Annual Report, and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Annual Report. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

We develop advanced optical sensing solutions for contactless touch, touch, gesture sensing, and in-cabin monitoring. We market and sell our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform, and our in-cabin monitoring solutions using our MultiSensing technology platform.

In 2010, we began licensing to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 79 million devices that use our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping sensor modules that incorporate our technology. We sell these embedded sensors modules to OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers for use in their products.

To reduce time to market, we started selling AirBar in the fourth quarter of 2016, a Neonode branded consumer product, which incorporates one of our sensor modules to enable laptop touchscreen functionalities, through distributors and directly to consumers. We have no current plans to develop new Neonode branded products for the consumer markets.

Since the beginning of 2020 we manage our sales and business development work through three separate business areas, HMI Solutions, HMI Products, and Remote Sensing Solutions. They offer products and solutions to customers in different market segments using different business models as described below. “HMI” stands for Human Machine Interaction.

HMI Solutions

This business area offers bespoke touch and gesture sensing solutions that we develop together with our customers based on our patented, infrared (“IR”)-based zForce technology. The revenues from this business area come from sales of prototypes, non-recurring engineering services, and technology licenses. Some revenues also come from support services under separate agreements with licensing customers.

Our licensing customers may use our Application Specific Integrated Circuit (“ASIC”) controllers, which are designed specifically for our optical sensing technology. These ASICs are developed together with and sold by Texas Instruments and ST Microelectronics, respectively, under special agreements.

Until 2019, our main focus was developing touch solutions for and licensing the zForce technology to e-Reader manufacturers, printer manufacturers, and Automotive OEMs and Tier 1 system suppliers. During 2020, we have changed this and are now focusing mainly on customers in the Military & Avionics and Industrial segments where we think we can better leverage our advanced zForce technology and our knowhow to grow our business and increase our profitability.

As of December 31, 2020, we have entered into forty-two technology license agreements with global OEMs, ODMs and Tier 1 suppliers and our licensing customers have to date sold more than 79 million systems and products that use our licensed technology. Fourteen of our licensing customers are currently shipping products that embed our technology.

HMI Products

This business unit designs, manufactures and sells our standardized Touch Sensor Modules (“TSM”) that can be used to create contactless touch interfaces to elevator control panels, keypads, displays, and other human-machine interfaces as well as to create touch and gesture sensing features for various application areas. We sell our TSM through a combination of direct sales with our own salespersons and indirect sales using distributors, value-added resellers, and other types of partners. We also sell our Neonode branded AirBar product, which incorporates our sensor module to enable laptop touchscreen functionalities through distributors.

Our HMI Products business areas mainly targets customers in the Elevator and Interactive Kiosk segments, but we also sell the TSMs to customers in other segments.

Remote Sensing Solutions

This business area, which was just established in 2020, offers driver and in-cabin monitoring solutions based on our software platform MultiSensing to Automotive OEMs and Tier 1 system suppliers, which we address directly with our own salespersons and indirectly with sales representatives. In the future we may also have indirect sales through partners.

This business unit did not generate any revenues for 2020, but similar to our HMI Solutions business area, we expect the revenues from this business area will come from sales of prototypes, non-recurring engineering services, and technology licenses. Some revenues may also come from support services under separate agreements with licensing customers.

Our Organization

Neonode Inc. was incorporated in the State of Delaware on September 4, 1997. Our principal executive office is located in Stockholm, Sweden. Our office in the United States is located in San Jose, California.

We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc., (Japan) (established in 2013); Neonode Korea Ltd. (South Korea) (established in 2014); and Neonode Taiwan Ltd (Taiwan) (established in 2015). In 2015, we established a 51% majority owned consolidated subsidiary, Pronode Technologies AB (Sweden). In 2016, we entered into a joint venture, Neoeye AB (Sweden), which we sold in November 2020.

Strategy and Focus Areas

Our customers use contactless touch, touch on surface, gesture sensing, and remote sensing technologies to grow their businesses, drive efficiencies, and seek competitive advantages. Our strategy is to deliver value-adding HMI and remote sensing solutions and products that enable our customers to achieve these targets. Our strategy is further to offer specialized engineering services related to the integration of our solutions and products into customer systems and products to ensure that optimal functionality and performance is achieved.

Our goal is to become a market leader in the area of contactless touch interfaces, expanding our touch sensor module (“TSM”) sales in markets where our contactless touch technology provides end-customer value and increased competitiveness for our customers, value-added resellers, and partners, while continuing to be a leader in optical touch and gesture sensing technology by licensing customized solutions. We also aim to capture a share of the growing driver and in-cabin monitoring market by developing our remote sensing business. We are innovators in the HMI and in-cabin monitoring spaces and our goal is to introduce next-generation products in these areas that offer better price and performance and architectural advantages compared to our current offers and those of our competitors. We intend to execute on this strategy through portfolio transformation, internal innovation, and co-development of products with our customers and the building of strategic partnerships.

Markets

Automotive

The Automotive value chain consists of OEMs (vehicle manufacturers) and tiered suppliers (Tier 1 system suppliers, Tier 2 component suppliers, etc.). In this market, we mainly act as a Tier 2 technology provider to Tier 1 suppliers who license our technology and deliver different kinds of systems to OEMs, such as infotainment system displays featuring our touch technology. In some cases, we are also engaged directly with OEMs, following the trend that OEMs are insourcing more and more of their systems and software development.

During 2020, our customers shipped approximately 0.8 million products compared to approximately 0.9 million in 2019.

Printers and Office Equipment

Multi-function printers typically feature touch displays for user interaction with feature-rich menus and settings. We have operational license agreements with three of the leading global printers and office equipment OEMs. During 2020 our customers shipped approximately four million printers using our touch technology and since mid-2014 they have shipped approximately 42 million printers using our touch technology.

Military & Avionics

Mechanical switches and buttons and older types of touch displays in airplane cockpits are increasingly being replaced with larger touch displays with higher performance capabilities. Our zForce technology has demonstrable advantages for these type of applications, as it provides low latency, superior image clarity, can be operated by pilots wearing gloves, has excellent electro-magnetic interference and electro-magnetic compatibility properties, and works well with night vision systems.

Industrial

We see interesting opportunities for our optical touch and gesture control solutions in the rugged industrial touchscreen market. We also see potential demand for our remote sensing solutions in industrial settings.

Elevators and Interactive Kiosks

The COVID-19 pandemic has created strong consumer demand for technologies that eliminate direct physical contact between users and different types of machines and systems in public environment such as self-service kiosks, vending machines, and elevators. Using our TSMs, OEMs can easily create safe, intuitive, and easy-to-use contactless touch interfaces for their elevator and kiosk products. Our TSMs are also very suitable for retrofit applications and many of our OEM customers, value-added resellers, and partners have or are developing such solutions and marketing and selling them in their respective markets. We have a strong and increasing demands for our TSMs from customers in these markets and expect to grow this business significantly in the coming years.

Product Backlog

Our TSM product backlog on December 31, 2020 was approximately $274,000. The product backlog includes orders confirmed for products planned to be shipped within five months to seven customers. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be cancelled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

Customers

As of both December 31, 2020 and 2019, we have entered into 42 technology license agreements. Fourteen of our licensing customers are currently shipping products that embed our touch and gesture technology. The products related to these license agreements include e-readers, tablets, commercial and consumer printers, Automotive infotainment system displays, and global positioning system (GPS) devices.

Our customers are primarily located in North America, Europe and Asia.

As of December 31, 2020, four of our customers represented approximately 62% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2019, three of our customers represented approximately 72% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2020 are as follows.

●	Hewlett-Packard Company – 27%

●	Epson – 19%

●	Alpine – 11%

Customers who accounted for 10% or more of our revenues during the year ended December 31, 2019 are as follows.

●	Hewlett-Packard Company – 38%

●	Epson – 16%

●	Alpine – 15%

Customers by Market

The following table presents our revenues by market as a percentage of total revenues for the years ended December 31:

	2020	2019
Automotive (licensing)	18%	28%
Consumer electronics (licensing)	59%	62%
Touch Sensor Modules (products)	16%	8%
Non-recurring engineering (“NRE”) revenues	7%	2%
Total	100%	100%

Geographical Data

The following table presents our revenues by geographic region as a percentage of total revenues for the years ended December 31:

	2020	2019
U.S.	42%	48%
Japan	31%	32%
South Korea	8%	0%
China	7%	5%
Other	12%	15%
Total	100%	100%

The following table presents our total assets by geographic region for the years ended December 31 (in thousands):

	2020	2019
U.S.	$7,253	$2,898
Sweden	9,210	4,430
Asia	109	108
Total	$16,572	$7,436

Competition

There are various technologies for touch and gesture control solutions available and competing with our optical, IR-based zForce technologies. The competing technologies have differing profiles such as performance, power consumption, level of maturity and cost. For touch solutions, the main competition comes from resistive and capacitive touch solutions. For touch displays, projective capacitive technology is the prevalent standard in mobile phones and tablets and therefore an important competing technology to ours that many suppliers offer with price being a major differentiation point. This means we must continuously develop our technology and improve our offers to defend and grow our market share. For gesture control the main competition comes from other optical technologies and from both ultrasonic and radar technologies. Detection range, resolution and cost are the main differentiators.

For contactless touch opportunities, competing technologies include camera-based technologies for detecting finger placement and gestures in the airspace in front of a kiosk or button panel, capacitive sensors capable of detecting a finger hovering above a display or button, as well as voice-activated interfaces and interfaces using one’s mobile phone to interact with a kiosk or button panel.

There are various driver and in-cabin monitoring solutions that compete with our remote sensing technologies. Our competitors among Tier 2 software providers include SmartEye, Xperi, EyeSight, Seeing Machines, PUX and Jungo.

Intellectual Property

We rely on a combination of intellectual property laws and contractual provisions to establish and protect the proprietary rights in our technology. The number of our issued and pending patents and patents filed in each jurisdiction as of December 31, 2020 is set forth in the following table:

Jurisdiction	No. of Reg. Designs	No. of Issued Patents	No. of Patents Pending
United States	5	54	8
Europe	2	8	5
Japan	-	8	-
China	-	6	-
South Korea	-	8	-
Australia	1	-	-
Singapore	2	-	-
Patent Convention Treaty	Not Applicable	Not Applicable	2
Total:	10	84	15

Our patents cover five main categories: user interfaces, optics, controller integrated circuits, drivers and applications.

Our user interface software may also be protected by copyright laws in most countries, including Sweden and the European Union, which will not grant patent protection for the software itself, if the software is deemed new and original. Protection can be claimed from the date of creation.

In 2020 we filed eight new patent applications, while abandoning certain patents that were no longer in our product plans.

The duration of our patent protection for utility patents is generally 20 years. The duration of our patent protection for design patents varies throughout the world between 10 and 25 years, depending on the jurisdiction. We believe the duration of our intellectual property rights is adequate relative to the expected lives of our products.

We also protect and promote our brand by registering trademarks in key markets around the world. Our trademarks include: Neonode (21 registrations), the Neonode logo (14 registrations), zForce (9 registrations), zForce AIR (1 registration), AlwaysON (6 registrations), MultiSensing (4 registrations), Touch In Everything (1 registration), AirBar (worldwide registrations) and the AirBar logo (1 registration) as well as pending trademark applications for the marks zForce DRIVE and MultiSensing.

Research and Development

In fiscal years 2020 and 2019, we spent $4.1 million and $5.2 million, respectively, on research and development activities. Our research and development is performed predominantly in-house, but may also be performed in collaboration with external partners and specialists.

Employees

The development, attraction and retention of employees is a critical success factor for Neonode.

We took steps to increase our employee focus during 2020, including the engagement of a dedicated Human Relations (“HR”) Manager to ensure clear and beneficial HR related processes, such as talent management, employee engagement and recruitment performance.

During the year we also changed pension partner and upgraded our pension plan and health insurances for our Swedish employees. While on parental leave, the Swedish Government pays a basic salary to the employee and this is topped-up by the Company since 2020.

Since the COVID-19 pandemic outbreak, our employees have had the opportunity to work remotely to avoid being infected. For those choosing to come to the office, free parking spaces has been offered and social distancing has been promoted.

We work proactively against all types of discrimination, harassment and other abusive behavior to ensure the work environment is good and healthy.

On December 31, 2020, we had forty-six employees and ten full-time consultants. There was a total of eight employees in our general and administrative group, eight in our sales and marketing group, twenty-five in our engineering group, and five in our production group. We have employees or consultants located in the United States, Sweden, Germany, United Kingdom, Japan, South Korea and Taiwan. None of our employees is represented by a labor union. We have experienced no work stoppages. We believe our employee relations are positive.

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

Our license revenues for the year ended December 31, 2020 were earned from fourteen OEM, ODM and Tier 1 customers. We earned NRE revenues from six customers for the year ended December 31, 2020. During the year ended December 31, 2020, four customers represented approximately 62% of our consolidated net revenues. Our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. In addition, our customer composition may change as we transition to selling sensor modules in parallel to our licensing business. The response of customers to our sensor products, loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

We rely on the ability of our customers to design, manufacture and sell their products that incorporate our touch technology.

We have historically generated revenue through technology licensing agreements with companies that design, manufacture and sell their products incorporating our touch technology. The majority of our license fees earned in 2020 and 2019 were from customer shipments of printer products and automotive infotainment systems. Although we have broadened our business model to selling sensors in addition to licensing our technology, we expect to continue to receive licensing revenue from current and new customers whose products are still in the development cycle. If our customers are not able to design, manufacture and sell their products, or are delayed in producing and selling their products, our revenues, profitability, and liquidity, as well as our brand image, may be adversely affected.

The length of a customer’s product development and release cycle depends on many factors outside of our control and could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. Our customers often undertake significant evaluation and design in the qualification of our products, which contributes to a lengthy product release cycle. The typical product development and release cycle is 18 to 60 months. The development and release cycle may be longer in some cases, particularly for automotive vehicle products. There is no assurance that a customer will adopt our technology after the evaluation or design phase. The lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

We and our license customers rely upon component suppliers to sell products containing our technology and limited availability of components, including as a result of the COVID-19 pandemic, may adversely affect our and our customers’ business.

Under our licensing model, OEMs, ODMs and Tier 1 suppliers manufacture or contract to manufacture products including Neonode ASICs and suitable microcontrollers containing our touch technology. The ASICs and the microcontrollers are both sourced by our customers from Texas Instruments and/or ST Microelectronics. As part of their product development process, our customers must qualify these components for use in the products, thus making the components difficult to replace. Under our sensor model, we use similar components supplied by Texas Instruments or ST Microelectronics in our module products. If the components provided by Texas Instruments, ST Microelectronics or other suppliers experience quality control or availability problems, our technology may be disqualified by one or more of our customers and our supply chain may be disrupted.

Our dependence on third parties to supply core components with our touch technology exposes us to a number of risks including the risk that these suppliers will not be able to obtain an adequate supply of components, the risk that these suppliers will not be able to meet our customer requirements, and the risk that these suppliers will be able to remain in business or adjust to market conditions. If we and our customers are unable to obtain ASICs and microcontrollers with our touch technology, we may not be able to meet demand, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic emanating from China at the beginning of 2020 has resulted in extended shutdown of businesses all over the world causing general delays in the supply of components. We have not suffered of supply shortage, but it is possible that the shortage of supply has caused delays and/or increased cost of components and thereby harm to our customers’ ability to manufacture and sell products on a cost-effective basis.

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

Our business model has historically focused on licensing touch technology. In recent years, we began to manufacture and sell sensor touch components. There is no assurance that our hardware manufacturing and sales will result in market acceptance or meaningful revenues. The success of our sensor modules will depend on customer response and our management execution. The success of our sensor modules is subject to numerous risks, including:

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

In addition, the following factors, among others, may negatively affect and cause fluctuations in our operating results:

●	the announcement or introduction of new products or technologies by our competitors;

●	our ability to upgrade and develop our infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure;

●	economic conditions specific to the touchscreen industry; and

●	general economic conditions including as a result of the ongoing COVID-19 pandemic.

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

We may make acquisitions and strategic investments that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations.

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

Our success depends in large part on our proprietary technology and other intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us with a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Our pending patent applications for registration may not be allowed, or others may challenge the validity or scope of our patents. Even if our patent registrations are issued and maintained, these patents may not be of adequate scope or benefit to us or may be held invalid and unenforceable against third parties. We may need to expend significant resources to secure and protect our intellectual property. The loss of intellectual property rights may adversely impact our ability to generate revenues and expand our business.

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

Existing laws, contractual provisions and remedies afford only limited protection for our intellectual property. We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our technology or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating the business. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting our intellectual property rights. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. We may not be able to detect infringement and may lose competitive position in the market as a result. In addition, competitors may design around our technology or develop competing technologies. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our technology.

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

A significant portion of our business is conducted in currencies other than the U.S. dollar (the currency in which our consolidated financial statements are reported), primarily the Swedish Krona and, to a lesser extent, the Euro, Japanese Yen, Korean Won and Taiwan Dollars. For the year ended December 31, 2020, our revenues from Asia, North America and Europe were 48%, 42%, and 10%, respectively. We incur a significant portion of our expenses in Swedish Krona, including a significant portion of our research and development expenses and a substantial portion of our general and administrative expenses. As a result, appreciation of the value of the Swedish Krona relative to the other currencies, particularly the U.S. dollar, could adversely affect operating results. We do not currently undertake hedging transactions to cover our currency exposure, but we may choose to hedge a portion of our currency exposure in the future as we deem appropriate.

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

We rely on third parties to provide or maintain some of our information technology and related services. We do not exercise direct control over these systems. Despite the implementation of security measures at third party locations, these services are also vulnerable to security breaches or other disruptions. Despite assurances from third parties to protect this information and, where we believe appropriate, our monitoring of the protections employed by these third parties, there is a risk that the confidentiality of the data held by these third parties on our behalf may be compromised and expose us to liability for any security breach or disruption.

If we are unable to detect material weaknesses in our internal control, our financial reporting and our business may be adversely affected.

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

Risks Related to Owning Our Stock

Future sales of our common stock by us or our insiders could adversely affect the trading price of our common stock and dilute your investment.

Our long-term success is dependent on us obtaining sufficient capital to fund our operations and to develop our touch technology and bringing our technology to the worldwide market to obtain sufficient sales volume to be profitable. We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. We may also issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors.

Sales of substantial amounts of common stock by us or by our insiders or large stockholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital. Issuing equity securities would also be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our common stock under the Exchange Act and cease being a U.S. public company with reporting obligations.

Section 12(g)(4) of the Exchange Act allows for the registration of any class of securities to be terminated after a company files a certification with the SEC that the number of holders of record of such class of security is fewer than 300 persons. As of February 18, 2021, there were 62 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions Accordingly, we are eligible to deregister our common stock and suspend our reporting obligations under the Exchange Act. If we were to terminate our registration and suspend our reporting obligations under the Exchange Act, we would no longer be required to comply with U.S. public company disclosure requirements under the Exchange Act, including, but not limited to, annual and quarterly report filings, proxy statement filings and filings by insiders to disclose the acquisition and disposition of our securities.

The listing of our common stock on the Nasdaq Stockholm may adversely affect the liquidity and trading prices for our common stock.

Our Board of Directors has announced that it is evaluating whether to list our common stock on the Nasdaq Stockholm. There is no assurance that our common stock will be listed on the Nasdaq Stockholm, or that if listed, an active market for trading there will develop. Although we believe a significant number of our stockholders are already located in Sweden, a listing on the Nasdaq Stockholm may cause changes in the composition of our stockholder base and our future direction. Any listing on the Nasdaq Stockholm may adversely affect liquidity and the trading prices for our common stock on the Nasdaq Stock Market.

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

As of December 31, 2020, we leased office facilities of approximately 6,700 square feet for our corporate headquarters in Stockholm. We also leased office facilities in Japan and Taiwan. In addition, our majority subsidiary Pronode Technologies AB leases a workshop of approximately 9,000 square feet in Kungsbacka, Sweden.

We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available to accommodate our operations if needed.

ITEM 3.	LEGAL PROCEEDINGS

We are currently involved in one legal proceeding described further under Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in the Annual Report. From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Stock Market under the symbol NEON.

Holders

As of March 3, 2021, there were 62 stockholders of record of our common stock. This does not include the number of shareholders that hold shares in “street name” through banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information relating to our equity compensation plans.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

Overview

We develop advanced optical sensing solutions for contactless touch, touch, gesture sensing, and in-cabin monitoring. We market and sell our contactless touch, touch, and gesture products and solutions using our zForce technology platform, and our in-cabin monitoring solutions using our MultiSensing technology platform.

In 2010, we began licensing to OEMs and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 79 million devices that use our technology. In October 2017, we augmented our licensing business and began manufacturing and shipping sensor modules that incorporate our technology. We sell these embedded sensors modules to OEMs, ODM’s and Tier 1 suppliers for use in their products.

To reduce time to market, we started selling AirBar in the fourth quarter of 2016, a Neonode branded consumer product, which incorporates one of our sensor modules to enable laptop touchscreen functionalities, through distributors and directly to consumers. We have no current plans to develop new Neonode branded products for the consumer markets.

As of December 31, 2020 and 2019, respectively, we had entered into forty-two technology license agreements with global OEMs and Tier 1 suppliers. During the year ended December 31, 2020, we had fourteen customers using our touch technology in products that were being shipped to their customers. The majority of our license fees earned in 2020 and 2019 were from customer shipments of printers.

As of December 31, 2020, we had entered into eight agreements with value added resellers (“VARs”) for integration of our sensor modules in the products they offer to global OEMs, ODMs and Tier 1 suppliers. In addition to this, we distribute our embedded sensor modules through Digi-Key Corporation and Serial Microelectronics HK Ltd. As of December 31, 2020, our two distributors sold and shipped 5,397 sensor modules and related development kits. We anticipate our future revenue will be generated by a combination of royalties from our existing and new license customers plus sales of our sensor modules.

During 2020 and 2019, we continued to focus our efforts on maintaining our current licensing customers and achieving design wins for new products both with current and future customers. We made investments enhancing the design of selected embedded sensor modules and setting-up partner networks for sales and distribution. We intend to continue expanding our sensor module product offerings in 2021, including new sensor modules for delivery to our key markets. We expect that over time the sales of sensor modules may constitute the majority of our revenue.

In 2020, we participated in a Swedish governmental program designed to support businesses during the COVID-19 pandemic. Under the program, we received tax credits, which were later repaid, reduced social charges and subsidies to staff during a four month period of reduced working hours. See Note 6 to our consolidated financial statements for additional details.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB (Sweden), a 51% majority owned subsidiary of Neonode Technologies AB, one of our wholly owned subsidiaries. The non-controlling interests are reported below net loss including non-controlling interests under the heading “Net loss attributable to non-controlling interests” in the consolidated statements of operations, below comprehensive loss under the heading “Comprehensive income loss attributable to non-controlling interests” in the consolidated statements of comprehensive loss and shown as a separate component of stockholders’ equity in the consolidated balance sheets. See “Non-controlling Interests” for further discussion. All inter-company accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets at December 31, 2020 and 2019 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended 2020 and 2019 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB (Sweden).

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

We recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat all product shipping and handling charges (regardless of when they occur) as activities to fulfill the promise to transfer goods. Therefore, we treat all shipping and handling charges as expenses.

Licensing Revenues:

We earn revenue from licensing our internally developed intellectual property (“IP”). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components into their products, with terms and conditions that vary by licensee. Fees under these agreements may include license fees relating to our IP, and royalties payable to us following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when the license is made available to the customer and the customer has a right to use that license. At the end of each reporting period, we record unbilled license fees, using prior royalty revenue data by customer to make estimates of those royalties.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2020.

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

We believe that recognizing revenue from non-recurring engineering services as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the year ended December 31, 2020, we recorded $47,000 of losses and during the year ended December 31, 2019, there were no losses related to SOW projects recorded.

Sensor Modules Revenues:

We earn revenue from sales of sensor modules hardware products to our OEM, ODM and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our sensor modules that are sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and Module returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $78,000 as of December 31, 2020 and was insignificant as of December 31, 2019. The warranty reserve is recorded as an accrued expense and cost of sales and was $25,000 as of December 31, 2020 and insignificant as of December 31, 2019. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Accounts Receivable and Allowance for Doubtful Accounts

Our accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments.

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method (“FIFO”) valuation method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. In 2020, after a comprehensive evaluation of our AirBar business we recorded a $28,000 write-down for obsolete or slow moving AirBar component and finished goods inventory which is included in our cost of goods sold.

As of December 31, 2020, our inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Investment in Joint Venture

We invested $3,000, a 50% interest in Neoeye AB, which was sold in November 2020. We accounted for our investment using the equity method of accounting since the investment provided us the ability to exercise significant influence, but not control, over the investee. We were not required to guarantee any obligations of the Joint Venture and there have been no operations of Neoeye AB during 2020.

Projects in Process

Projects in process consist of costs incurred during the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of December 31, 2020 and $8,000 as of December 31, 2019.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flows from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2020, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

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

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(252,000) and $105,000 during the years ended December 31, 2020 and 2019, respectively. Foreign currency translation gains (losses) were $235,000 and $(183,000) during the years ended December 31, 2020 and 2019, respectively.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2020 and 2019.

Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2020 and 2019 exclude the potential common stock equivalents, as the effect would be anti-dilutive.

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rates for the consolidated statements of operations were as follows:

	Years ended December 31,
	2020	2019
Swedish Krona	9.21	9.46
Japanese Yen	106.73	109.01
South Korean Won	1,179.20	1,165.70
Taiwan Dollar	29.45	30.90

Exchange rates for the consolidated balance sheets were as follows:

	As of December 31,
	2020	2019
Swedish Krona	8.22	9.34
Japanese Yen	103.23	108.66
South Korean Won	1,088.59	1,154.56
Taiwan Dollar	28.09	30.00

Deferred Revenues

Deferred revenues consist primarily of prepayments for license fees, and other products or services for which we have been paid in advance, and earn the revenue when we transfer control of the product or service. Deferred revenues may also include upfront payments for consulting services to be performed in the future, such as non-recurring engineering services.

We defer license fees until we have met all accounting requirements for revenue recognition, which is when a license is made available to a customer and that customer has a right to use the license. Engineering development fee revenues are deferred until engineering services have been completed and accepted by our customers. We defer sensor modules revenues until distributors sell the products to their end customers.

The following table presents our deferred revenues by source (in thousands);

	Years ended December 31,
	2020	2019
Deferred license fees revenues	$28	$28
Deferred NRE revenues	22	20
Deferred AirBar revenues	10	6
Deferred sensor modules revenues	78	13
	$138	$67

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

Results of Operations

A summary of our financial results for the years ended December 31, is as follows (in thousands, except percentages):

	2020	2019	Variance in Dollars	Variance in Percent
Revenue:
HMI Solutions	$4,985	$6,047	$(1,062)	(17.6)%
Percentage of revenue	83.3%	91.0%
HMI Products	999	599	400	66.8%
Percentage of revenue	16.7%	9.0%

Total Revenue	$5,984	$6,646	$(662)	(10.0)%

Cost of Sales:
HMI Solutions	$254	$5	$249	4,980.0%
Percentage of revenue	4.2%	0.1%
HMI Products	824	678	146	21.5%
Percentage of revenue	13.8%	10.2%
Total Cost of Sales	$1,078	$683	$395	57.8%

Total Gross Margin	$4,906	$5,963	$(1,057)	(17.7)%

Operating Expense:
Research and Development	$4,139	$5,239	$(1,100)	(21.0)%
Percentage of revenue	69.2%	78.8%
Sales and Marketing	2,534	2,158	376	17.4%
Percentage of revenue	42.3%	32.5%
General and Administrative	4,424	4,296	128	3.0%
Percentage of revenue	73.9%	64.6%
Total Operating Expenses	$11,097	$11,693	$(596)	(5.1)%
Percentage of revenue	185.4%	175.9%

Operating Loss	$(6,191)	$(5,730)	$(461)	8.0%
Percentage of revenue	(103.5)%	(86.2)%
Other Expenses	(32)	(34)	2	(5.9)%
Percentage of revenue	(0.5)%	(0.5)%
Net Loss attributable to Neonode Inc.	$(5,605)	$(5,298)	$(307)	5.8%
Percentage of revenue	(93.7)%	(79.7)%
Net Loss attributable to Neonode Inc. Per Share	$(0.56)	$(0.60)	$0.04	(6.7)%

Revenues

All of our sales for the years ended December 31, 2020 and 2019 were to customers located in the United States, Europe and Asia.

The decrease in total net revenues by 10.0% for the year ended December 31, 2020 as compared to 2019 was primarily caused by lower licensing revenues, offset by higher sensor modules sales.

The following tables present the net revenues distribution per business area and revenue stream for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020		2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
License fees	$4,618	93%	$5,966	99%
Non-recurring engineering	367	7%	81	1%
Total	$4,985	100%	$6,047	100%

HMI Products
Sensor modules	$951	95%	$560	93%
Non-recurring engineering	48	5%	39	7%
Total	$999	100%	$599	100%

	2020		2019
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$1,603	32%	$1,839	31%
Net revenues from consumer electronics	3,037	61%	4,133	68%
Net revenues from military avionics	345	7%	75	1%
Total	$4,985	100%	$6,047	100%

HMI Products
Net revenues from medical	$195	20%	$55	9%
Net revenues from distributors	599	60%	34	6%
Net revenues from other	205	20%	510	85%
Total	$999	100%	$599	100%

The following table presents revenues by market and revenues from NRE for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020
	Amount	Percentage
Revenues from Automotive	$1,603	27%
Revenues from Consumer electronics	3,015	50%
Revenues from Sensor modules	950	16%
Revenues from NRE	410	7%
Other revenue	6	0%
Total	$5,984	100%

	2019
	Amount	Percentage
Revenues from Automotive	$1,839	28%
Revenues from Consumer electronics	4,127	62%
Revenues from Sensor modules	560	8%
Revenues from NRE	120	2%
Total	$6,646	100%

License fees were the majority of our total revenue in the past three years and decreased by 23% in 2020 as compared to 2019, primarily due to a 27% decrease in license fees earned from our customer within consumer electronics and 13% decrease in license fees earned from our automotive customers. The decrease is related to the generally slower sales due to the COVID-19 pandemic in combination with declining volumes from aging customer contracts.

An increasing portion of our revenues for 2020 was attributable to embedded sensor modules, which we began selling in October 2017. We sold $950,000 and $560,000 of sensor modules in 2020 and 2019, respectively.

While our revenues from license fees in 2020 were negatively impacted by the COVID-19 pandemic, as the demand for our customer products decreased, revenues from our sensor module sales were positively impacted in 2020 due to the increased demand for contactless touch that they enable.

Revenues from NRE increased 247% in 2020 as compared to 2019 due to prototype projects within the military & avionics market. In 2020, 84% of total NRE fees were earned from military & avionics compared to 62% in 2019. 88% of our NRE revenues derived from our HMI Solutions business area in 2020 compared to 68% in 2019. We expect to continue to earn NRE fees in 2021 and future years from all three of our business areas.

Gross Margin

Our combined total gross margin was 82% in 2020 compared to 90% in 2019. The decrease in total gross margin in 2020 as compared to 2019 was primarily due to lower license revenues with 100% gross margin and increased sales of sensor modules with lower margins. There were also higher costs relating to write-down of slow moving and obsolete inventory in 2020. For the year ended December 31, 2020, revenues from our HMI Solutions business area accounted for 83% of total revenue compared to 91% in the same period in 2019 and revenues from our HMI Products business area accounted for 17% of total revenue compared to 9% in the same period 2019. There were no revenues from our Remote Sensing Solutions business area for the years ended December 31, 2019 and 2020.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Product R&D expenses for 2020 were 69% of total revenue compared to 79% in 2019. R&D in 2020 decreased 21% compared to 2019 primarily due to lower staff expenses in 2020, primarily as a result of the Swedish governmental COVID-19 support program. There were 25 employees and two consultants in our Research and Development department as of December 31, 2020 compared to 27 employees and seven consultants as of December 31, 2019.

Our R&D groups are primarily tasked with developing technology and software platforms to support our sensor modules and our customer integration activities for both our sensor hardware and license agreements.

Sales and Marketing

Sales and marketing expenses for 2020 were 42% of total revenue compared to 32% in 2019. Sales and marketing expenses in 2020 increased 17% compared to 2019 primarily related to higher staff expenses in 2020. We had six employees and seven consultants in our sales and marketing department as of December 31, 2020 compared to six employees and six consultants as of December 31, 2019. There is approximately $32,000 of stock-based compensation expense included in sales and marketing expenses for the year ended December 31, 2020 compared to none for the year ended December 31, 2019.

Our sales activities focus on OEM, ODM and Tier 1 customers, directly or through VARs, who license our technology or purchase and embed our touch sensor modules into their products.

General and Administrative

General and administrative (“G&A”) expenses were 74% of revenue in 2020 compared to 65% in 2019. Total G&A expenses in 2020 increased 3% from 2019. The increase was primarily related to a one-time litigation expense, partly offset by lower staff expenses. As of December 31, 2020, we had eight full-time employees and no consultants in our G&A department fulfilling management and accounting responsibilities compared to nine full-time employees and one consultant as of December 31, 2019. There is approximately $42,000 of non-cash stock-based compensation included in G&A expenses for the year ended December 31, 2020 compared to none for the year ended December 31, 2019.

Interest Expense

Interest expense for the year ended December 31, 2020 was $27,000 compared to $34,000 for the year ended December 31, 2019. The interest expense for both 2020 and 2019 was mainly related to finance leases.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains or (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(252,000) and $(105,000) during the years ended December 31, 2020 and 2019, respectively. Foreign currency translation gains or (losses) were $235,000 and $(183,000) during the years ended December 31, 2020 and 2019, respectively.

Income Taxes

Our effective tax rate was 0% for the year ended December 31, 2020 and 0% in the year ended 2019. We recorded valuation allowances in 2020 and 2019 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $5.6 million for the year ended December 31, 2020, compared to a net loss of $5.3 million for the year ended December 31, 2019.

Contractual Obligation and Off-Balance Sheet Arrangements

We previously agreed to secure the value of inventory purchased by one of our AirBars manufacturing partners. At December 31, 2020, the guaranteed amount was decreased from $210,000 to $100,000. We do not have any other transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources other than the operating leases incurred in the normal course of business.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support. We do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the consolidated financial statements.

Operating Leases

We did not renew our lease for the office space located at 2880 Zanker Road, San Jose, CA 95134 in August 2020 and Neonode Inc. now operates through a virtual office.

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement is valid through November 2022. It is extended on a yearly basis unless written notice nine months prior to expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease can be terminated with nine months’ written notice before the termination date.

In January 2015, our subsidiary Neonode Korea Ltd. entered into a lease agreement located at B-1807, Daesung D-Polis. 543-1, Seoul, South Korea. The lease was terminated on December 18, 2020 and we now only have a virtual office in South Korea.

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

For the years ended December 31, 2020 and 2019, we recorded approximately $585,000 and $649,000, respectively, for rent expense.

Equipment Subject to Finance Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement we are obligated to purchase the equipment at the end of the original six-year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. On July 1, 2020 the lease contract was extended for one year. The implicit interest rate of the extended lease period is 9.85% per annum.

Between the second and fourth quarters of 2016, we entered into six leases for component production equipment. Under the terms of five of the lease agreements we are obligated to purchase the equipment at the end of the original 3 5-year lease terms for 5-10% of the original purchase price of the equipment. In accordance with relevant accounting guidance the leases are classified as finance leases. The lease payments and depreciation periods began between June and November 2016 when the equipment went into service. The implicit interest rate of the leases is currently approximately 3% per annum. One of the leases is a hire-purchase agreement where the equipment is required to be paid off after five years. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2016 when the equipment went into service. The implicit interest rate of the lease is currently approximately 3% per annum.

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

In 2018, we entered into a lease for component production equipment. Under the terms of the agreement, the lease will be renewed within one year of the original four-year lease term. In accordance with relevant accounting guidance the lease is classified as a finance lease. The lease payments and depreciation periods began in August 2018 when the equipment went into service. The implicit interest rate of the lease is currently approximately 1.5% per annum.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first two million ASICs sold. As of December 31, 2020, we had made no payments to TI under the NN1002 Agreement.

On December 4, 2014, we entered into an Analog Device Development Agreement (the “NN1003 Agreement”) with STMicroelectronics International N.V. (“STMicro”) pursuant to which STMicro agreed to integrate our intellectual property into an ASIC. The NN1003 ASIC can only be sold by STMicro exclusively to our licensees. Under the terms of the NN1003 Agreement, we agreed to reimburse STMicro up to $835,000 of non-recurring engineering costs. As of December 31, 2020 we have paid a total of $835,000 of the non-recurring engineering costs.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

●	licensing of our technology;

●	purchases of our sensor products, including AirBar;

●	operating expenses;

●	timing of our OEM customer product shipments;

●	timing of payment for our technology licensing agreements;

●	gross profit margin; and

●	ability to raise additional capital, if necessary.

As of December 31, 2020, we had cash of $10.5 million, as compared to $2.4 million as of December 31, 2019.

Working capital (current assets less current liabilities) was $10.4 million as of December 31, 2020, compared to working capital of $2.4 million as of December 31, 2019.

Net cash used in operating activities for the year ended December 31, 2020 of $5.8 million was primarily the result of a net loss including noncontrolling interests of approximately $6.3 million. Cash used to fund net losses is offset by approximately $1.3 million in non-cash operating expenses, mainly comprised of depreciation, amortization and stock based compensations.

Accounts receivable and unbilled revenues increased by approximately $394,000 as of December 31, 2020 compared to December 31, 2019.

Inventory increased by approximately $91,000 as of December 31, 2020 compared to December 31, 2019.

Accounts payable and accrued expenses increased approximately $444,000 as of December 31, 2020 compared to December 31, 2019.

Net cash used in operating activities for the year ended December 31, 2019 of $3.5 million was primarily the result of (i) a net loss including noncontrolling interests of approximately $5.8 million and (ii) approximately $0.5 million in net cash provided in changes in operating assets and liabilities, primarily accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred revenues. Cash used to fund net losses is offset by approximately $1.8 million in non-cash operating expenses, mainly comprised of depreciation and amortization and stock-based compensation.

Accounts receivable and unbilled revenues decreased approximately $397,000 as of December 31, 2019 compared with December 31, 2018. During 2019, we were successful in collecting cash from sales to our customers substantially in accordance with our standard payment terms to those customers.

Accounts payable and accrued expenses increased approximately $454,000 as of December 31, 2019 compared to December 31, 2018.

Deferred revenue decreased approximately $429,000 during 2019.

Net cash provided by financing activities during the year ended December 31, 2020 of $13.6 million was mainly the result of issuance of common stock, partly offset by principal payments on finance leases.

Net cash used by financing activities during the year ended December 31, 2019 of $0.5 million was mainly the result of principal payments on finance leases.

In the years ended December 31, 2020 and 2019, we purchased $60,000 and $89,000, respectively, of fixed assets, consisting primarily of engineering equipment.

Loan agreements with Directors Rosberg and Lindell

On June 17, 2020, we entered into short-term loan facilities (the “Loan Agreements”) with two entities beneficially owned respectively by each of Ulf Rosberg and Peter Lindell, Directors of Neonode. Pursuant to the Loan Agreements, each Director made 16,145,000 SEK (Swedish Krona), which is approximately $1.7 million in U.S. dollars, principal amount available to the Company. The Company made an initial drawdown of an aggregate of approximately $1.0 million under the Loan Agreements. See Note 6 to our consolidated financial statements for additional details on the Loan Agreements.

August 2020 Private Placement

On August 7, 2020, we closed a private placement (the “August 2020 Private Placement”) with certain institutional and accredited investors. We issued a total of 1,611,845 shares of common stock at a price of $6.50 per share, and a total of 365 shares of Series C-1 Preferred Stock and 3,050 shares of Series C-2 Preferred Stock, each with a conversion price of $6.50 per share and a stated value of $1,000 per share, for approximately $13.9 million in gross proceeds. The net proceeds from the private placement are being used for working capital purposes.

Ulf Rosberg and Peter Lindell, directors of Neonode, and Urban Forssell, our Chief Executive Officer, purchased an aggregate of $3.05 million of the Series C-2 Preferred Stock in the August 2020 Private Placement.

We issued 517 shares of Series C-2 Preferred Stock to UMR Invest AB, an entity beneficially owned by Ulf Rosberg, in satisfaction of the outstanding indebtedness and accrued interest under the Loan Agreement with UMR Invest AB. Cidro Förvaltning AB, an entity associated with Mr. Lindell purchased 517 shares of Series C-2 Preferred Stock. Following the closing, we used the proceeds from the sale of Series C-2 Preferred Stock to Cidro Förvaltning AB to satisfy the outstanding indebtedness and accrued interest under the Loan Agreement with Cidro Holding AB. As a result of the repayments to each of UMR Invest AB and Cidro Holding AB, the Loan Agreements terminated in accordance with their terms.

Pursuant to the terms and the provisions of the Securities Purchase Agreement, all 365 shares of Series C-1 Preferred Stock and 4,084 shares of Series C-2 Preferred Stock (together, the “Series C Preferred Shares”) were converted into 684,378 shares of Neonode common stock on September 24 and 29, 2020, respectively.

Prior to their conversion, the holders of the Series C Preferred Shares were entitled to receive dividends at the rate per share of 5% per annum, totaling $33,000. As of December 31, 2020, all of the preferred dividends have been paid.

We entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors in the August 2020 Private Placement, pursuant to which we filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to the offer and sale by the holders of the shares of common stock sold in the private placement, and the shares of common stock issuable upon conversion of the Series C Preferred Shares. The registration statement was declared effective by the SEC on September 18, 2020. Failure to maintain the effectiveness of the registration statement will subject us to payment for liquidated damages.

In connection with the August 2020 Private Placement, we incurred total offering costs of $879,000.

Future Sources of Liquidity

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

No assurances can be given, however, that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, no assurance can be given that stockholders will approve an increase in the number of our authorized shares of common stock if needed. The issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Neonode Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neonode Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Licensing Revenues

Critical Audit Matter Description

As described further in Note 2 to the consolidated financial statements, the Company earns revenue from licensing its internally developed intellectual property (“IP”) by entering into IP licensing agreements that generally provide licensees the right to incorporate IP components in their products, with terms and conditions that vary by licensee. Fees under these agreements may include license fees relating to the Company’s IP, and royalties payable to the Company following the distribution by the licensees of products incorporating the licensed technology. At the end of each reporting period, the Company records unbilled license revenues, using prior royalty revenue data by customer to make estimates of those royalties.

Auditing management’s evaluation of unbilled license revenues was challenging due to the lack of objectively verifiable evidence used in the estimation process. As a result, there is a high degree of auditor judgment involved in performing procedures on the Company’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included assessing the accuracy of royalty estimates made in prior reporting periods as compared to the actual royalties subsequently determined for all significant licensing customers and inquiring of management as to the reasons for any significant differences between actual and estimated royalties, determining that the Company has had no significant revenue reversals as a result of these past differences, and inquiring as to the basis of the current period estimates of royalties, including the Company’s considerations of the overall economic environment, past royalty experience and the specific circumstances and trends of the license customers’ royalty-based business based on the Company’s knowledge of and discussions with customers’ representatives.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2009.

Irvine, California

March 10, 2021

NEONODE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash	$10,473	$2,357
Accounts receivable and unbilled revenues, net	1,743	1,324
Projects in process	-	8
Inventory	1,273	1,030
Prepaid expenses and other current assets	1,161	715
Total current assets	14,650	5,434

Investment in joint venture	-	3
Property and equipment, net	1,003	1,583
Operating lease right-of-use assets	919	416
Total assets	$16,572	$7,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$555
Accrued payroll and employee benefits	1,170	960
Accrued expenses	545	541
Deferred revenues	138	67
Current portion of finance lease obligations	769	568
Current portion of operating lease obligations	504	332
Total current liabilities	4,210	3,023

Finance lease obligations, net of current portion	95	508
Operating lease obligations, net of current portion	377	58
Total liabilities	4,682	3,589

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 11,504,665 and 9,171,154 shares issued and outstanding at December 31, 2020 and 2019, respectively	12	9
Additional paid-in capital	211,663	197,543
Accumulated other comprehensive loss	(404)	(639)
Accumulated deficit	(196,158)	(190,520)
Total Neonode Inc. stockholders’ equity	15,113	6,393
Noncontrolling interests	(3,223)	(2,546)
Total stockholders’ equity	11,890	3,847
Total liabilities and stockholders’ equity	$16,572	$7,436

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended
	December 31, 2020	December 31, 2019
Revenues:
HMI Solutions	$4,985	$6,047
HMI Products	999	599
Total revenues	5,984	6,646

Cost of revenues:
HMI Solutions	254	5
HMI Products	824	678
Total cost of revenues	1,078	683

Total gross margin	4,906	5,963

Operating expenses:
Research and development	4,139	5,239
Sales and marketing	2,534	2,158
General and administrative	4,424	4,296

Total operating expenses	11,097	11,693
Operating loss	(6,191)	(5,730)

Other expense:
Interest expense	(27)	(34)
Other expense	(5)	-
Total other expense	(32)	(34)

Loss before provision for income taxes	(6,223)	(5,764)

Provision for income taxes	59	38
Net loss including noncontrolling interests	(6,282)	(5,802)
Less: net loss attributable to noncontrolling interests	677	504
Net loss attributable to Neonode Inc.	(5,605)	(5,298)
Preferred dividends	(33)	-
Net loss attributable to common shareholders of Neonode Inc.	$(5,638)	$(5,298)

Loss per common share:
Basic and diluted loss per share	$(0.56)	$(0.60)
Basic and diluted – weighted average number of common shares outstanding	9,989	8,844

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31, 2020	December 31, 2019

Net loss including noncontrolling interests	$(6,282)	$(5,802)
Other comprehensive income (loss):
Foreign currency translation adjustments	235	(183)
Comprehensive loss	(6,047)	(5,985)
Less: Comprehensive loss attributable to noncontrolling interests	677	504
Comprehensive loss attributable to Neonode Inc.	$(5,370)	$(5,481)

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Preferred Stock Shares Issued1)

	Preferred Stock Shares Issued	Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, January 1, 2019	82	$-	8,800	$9	$197,507	$(456)	$(185,222)	$11,838	$(2,042)	$9,796

Common stock issued upon exercise of common stock warrants	-	-	360	-	36	-	-	36	-	36

Conversion of Series B Preferred Stock to common stock	(82)	-	11	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	(183)	-	(183)	-	(183)

Net loss	-	-	-	-	-	-	(5,298)	(5,298)	(504)	(5,802)

Balances, December 31, 2019	-	-	9,171	9	197,543	(639)	(190,520)	6,393	(2,546)	3,847

Issuance of shares for cash, net of offering costs	3,932	3,932	1,612	1	9,597	-	-	13,530	-	13,530

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	517	517	-	-	(1)	-	-	516	-	516

Conversion of Series C-1 and C-2. Preferred Stock to common stock	(4,449)	(4,449)	684	1	4,448	-	-	-	-	-

Preferred dividends	-	-	-	-	-	-	(33)	(33)	-	(33)

Stock-based compensation	-	-	37	1	76	-	-	77	-	77

Foreign currency translation adjustment	-	-	-	-	-	235	-	235	-	235

Net loss	-	-	-	-	-	-	(5,605)	(5,605)	(677)	(6,282)
Balances, December 31, 2020	-	$-	11,504	$12	$211,663	$(404)	$(196,158)	$15,113	$(3,223)	$11,890

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Preferred Shares Issued per series can be found under the equity footnote (see Note 8).

NEONODE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(6,282)	$(5,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	77	-
Bad debt expense	-	105
Write-off of prepaids	-	414
Depreciation and amortization	767	855
Amortization of operating lease right-of-use assets	405	404
Loss on disposal of property and equipment	5	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	(394)	397
Projects in process	8	(8)
Inventory	(91)	124
Prepaid expenses and other current assets	(375)	(19)
Accounts payable and accrued expenses	444	454
Deferred revenues	64	(429)
Operating lease obligations	(380)	(12)

Net cash used in operating activities	(5,752)	(3,517)

Cash flows from investing activities:
Purchase of property and equipment	(60)	(89)
Sale of investment in joint venture	2	-

Net cash used in investing activities	(58)	(89)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	-	36
Proceeds from issuance of preferred and common stock, net of offering costs	13,530	-
Preferred dividends	(33)	-
Proceeds from short-term borrowings	966	-
Proceeds from short-term tax credits	542	-
Payments on short-term borrowings	(516)	-
Payments on short-term tax credits	(557)	-
Principal payments on finance lease obligations	(321)	(535)
Net cash provided by (used in) financing activities	13,611	(499)

Effect of exchange rate changes on cash	315	(93)

Net change in cash	8,116	(4,198)

Cash at beginning of year	2,357	6,555

Cash at end of year	$10,473	$2,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$34
Cash paid for income taxes	$59	$38

Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings and accrued interest settled for Series C-2 Preferred Stock	$516	$-
Right-of-use asset obtained in exchange for lease obligations	$864	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEONODE INC.

Notes to the Consolidated Financial Statements

1.	Nature of the Business and Operations

Background and Organization

Neonode Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware in 1997 as the parent of Neonode AB, a company founded in February 2004 and incorporated in Sweden. We have the following wholly owned subsidiaries: Neonode Technologies AB (Sweden) (established in 2008 to develop and license touchscreen technology); Neonode Japan Inc. (Japan) (established in 2013); Neonode Korea Ltd. (South Korea) (established in 2014); and Neonode Taiwan Ltd. (Taiwan) (established in 2015). In 2015, we established Pronode Technologies AB, a majority-owned subsidiary of Neonode Technologies AB. In 2016, we entered into a joint venture, named Neoeye AB, between SMART EYE AB and our subsidiary Neonode Technologies AB (sold November 4, 2020).

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

Liquidity

We incurred net losses of approximately $5.6 million and $5.3 million for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of approximately $196.2 million as of December 31, 2020. In addition, we used cash in operating activities of approximately $5.8 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively.

On June 17, 2020, we entered into short-term loan facilities (the “Loan Agreements”) with two entities beneficially owned respectively by each of Ulf Rosberg and Peter Lindell, Directors of Neonode. Pursuant to the Loan Agreements, each Director made 16,145,000 SEK (Swedish Krona), which is approximately $1.7 million in U.S. dollars, principal amount available to the Company. The Company made an initial drawdown of an aggregate of approximately $1.0 million under the Loan Agreements. See Note 6 to our consolidated financial statements for additional details on the Loan Agreements.

On August 7, 2020, we closed a private placement (the “August 2020 Private Placement”) with certain institutional and accredited investors. We issued a total of 1,611,845 shares of common stock at a price of $6.50 per share, and a total of 365 shares of Series C-1 Preferred Stock and 3,050 shares of Series C-2 Preferred Stock, each with a conversion price of $6.50 per share and a stated value of $1,000 per share, for approximately $13.9 million in gross proceeds. The net proceeds from the private placement are being used for working capital purposes.

Ulf Rosberg and Peter Lindell, directors of Neonode, and Urban Forssell, our Chief Executive Officer, purchased an aggregate of $3.05 million of the Series C-2 Preferred Stock in the August 2020 Private Placement.

We issued 517 shares of Series C-2 Preferred Stock to UMR Invest AB, an entity beneficially owned by Ulf Rosberg, in satisfaction of the outstanding indebtedness and accrued interest under the Loan Agreement with UMR Invest AB. Cidro Förvaltning AB, an entity associated with Mr. Lindell purchased 517 shares of Series C-2 Preferred Stock. Following the closing, we used the proceeds from the sale of Series C-2 Preferred Stock to Cidro Förvaltning AB to satisfy the outstanding indebtedness and accrued interest under the Loan Agreement with Cidro Holding AB. As a result of the repayments to each of UMR Invest AB and Cidro Holding AB, the Loan Agreements terminated in accordance with their terms.

Pursuant to the terms and the provisions of the Securities Purchase Agreement, all 365 shares of Series C-1 Preferred Stock and 4,084 shares of Series C-2 Preferred Stock (together, the “Series C Preferred Shares”) were converted into 684,378 shares of Neonode common stock on September 24 and 29, 2020, respectively.

Prior to their conversion, the holders of the Series C Preferred Shares were entitled to receive dividends at the rate per share of 5% per annum, totaling $33,000. As of December 31, 2020, all of the preferred dividends have been paid.

We entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors in the August 2020 Private Placement, pursuant to which we filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to the offer and sale by the holders of the shares of common stock sold in the private placement, and the shares of common stock issuable upon conversion of the Series C Preferred Shares. The registration statement was declared effective by the SEC on September 18, 2020. Failure to maintain the effectiveness of the registration statement will subject us to payment for liquidated damages.

In connection with the August 2020 Private Placement, we incurred total offering costs of $879,000, which were netted with the gross proceeds.

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

The consolidated balance sheets at December 31, 2020 and 2019 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $79,000 and $85,000 as of December 31, 2020 and 2019, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our consolidated balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects in process as of December 31, 2020. Costs capitalized in projects in process were $8,000 as of December 31, 2019.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.9 million and $0.8 million as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company’s inventory consists primarily of components that will be used in the manufacturing of our sensor modules. We segregate inventory for reporting purposes by raw materials, work-in-process, and finished goods.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$550	$396
Work-in-process	21	186
Finished goods	702	448
Ending inventory	$1,273	$1,030

Investment in Joint Venture

We invested $3,000, for a 50% interest in Neoeye AB which was sold in November 2020. We accounted for our investment using the equity method of accounting since the investment provided us the ability to exercise significant influence, but not control, over the investee. We were not required to guarantee any obligations of the Joint Venture and there have been no operations of Neoeye during 2020.

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

Long-Lived Assets

We assess any impairment by estimating the future cash flow from the associated asset in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of December 31, 2020, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won or the Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying consolidated statements of operations and were $(252,000) and $105,000 during the years ended December 31, 2020 and 2019, respectively. Foreign currency translation gains or (losses) were $235,000 and $(183,000) during the years ended December 31, 2020 and 2019, respectively.

Concentration of Credit and Business Risks

Our customers are located in the United States, Europe and Asia.

As of December 31, 2020, four customers represented approximately 62% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2019, three customers represented approximately 72% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2020 are as follows.

●	Hewlett-Packard Company – 27%

●	Epson – 19%

●	Alpine – 11%

Customers who accounted for 10% or more of our net revenues during the year ended December 31, 2019 are as follows.

●	Hewlett-Packard Company – 38%

●	Epson – 16%

●	Alpine – 15%

The Company conducts business in the United States, Europe and Asia. At December 31, 2020, the Company maintained approximately $6,923,000, $4,903,000 and $64,000 of its net assets in the United States, Europe and Asia, respectively. At December 31, 2019, the Company maintained approximately $2,637,000, $1,148,000 and $62,000 of its net assets in the United States, Europe and Asia, respectively.

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

For technology license arrangements that do not require significant modification or customization of the underlying technology, we recognize technology license revenue when the license is made available to the customer and the customer has a right to use that license. At the end of each reporting period, we record unbilled license fees, using prior royalty revenue data by customer to make estimates of those royalties.

Explicit return rights are not offered to customers. There have been no returns through December 31, 2020.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the year ended December 31, 2020 we recorded $47,000 of losses and during the year ended December 31, 2019, there were no losses related to SOW projects recorded.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and Module returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $78,000 as of December 31, 2020 and was insignificant as of December 31, 2019. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year ended December 31, 2020		Year ended December 31, 2019
	Amount	Percentage	Amount	Percentage
Net license revenues from automotive	$1,110	18%	$1,839	28%
Net license revenues from consumer electronics	3,508	59%	4,127	62%
Net revenues from sensor modules	950	16%	560	8%
Net revenues from non-recurring engineering	410	7%	120	2%
Other revenue	6	-%	-	-%
	$5,984	100%	$6,646	100%

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

The following table presents accounts receivable, unbilled revenues and deferred revenues as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable and unbilled revenues	$1,743	$1,324
Deferred revenues	138	67

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

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	Years ended
	December 31, 2020	December 31, 2019
Balance at beginning of period	$24	$17
Provisions for warranty issued	1	7
Balance at end of period	$25	$24

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

The following table presents our deferred revenues by source (in thousands):

	As of December 31,
	2020	2019
Deferred license revenues	$28	$28
Deferred NRE revenues	22	20
Deferred AirBar revenues	10	6
Deferred sensor modules revenues	78	13
	$138	$67

Contracted revenue not yet recognized was $138,000 as of December 31, 2020; we expect to recognize 100% of that revenue over the next twelve months. The Company recognized revenues of approximately $39,000 and $75,000, for 2020 and 2019, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. We will classify any reseller marketing allowances related to AirBar in general as sales expense unless we can define an identifiable benefit to us from the reseller marketing allowance. Advertising costs amounted to approximately $70,000 and $82,000 for the years ended December 31, 2020 and 2019, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs consist mainly of personnel-related costs in addition to some external consultancy costs such as testing, certifying and measurements.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of December 31, 2020 and 2019. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes payable for the current period.

We follow U.S. GAAP related to uncertain tax positions, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions. As a result, we did not recognize a liability for unrecognized tax benefits. As of December 31, 2020 and 2019, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted-average number of shares of common stock outstanding during the years ended December 31, 2020 and 2019. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for years ended December 31, 2020 and 2019 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 15).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the consolidated statements of operations was as follows:

	Years ended December 31,
	2020	2019
Swedish Krona	9.21	9.46
Japanese Yen	106.73	109.01
South Korean Won	1,179.20	1,165.70
Taiwan Dollar	29.45	30.90

Exchange rate for the consolidated balance sheets was as follows:

	As of December 31,
	2020	2019
Swedish Krona	8.22	9.34
Japanese Yen	103.23	108.66
South Korean Won	1,088.59	1,154.56
Taiwan Dollar	28.09	30.00

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

Reclass of Presentation in our Condensed Consolidated Statements of Operations

Since January 1, 2020, we have allocated revenue to our new business areas, HMI Solutions, HMI Products and Remote Sensing Solutions rather than by our revenue streams, license fees, sensor module sale and non-recurring engineering fees. The presentation in our consolidated statements of operations has therefore been changed accordingly. Revenues from HMI Solutions include license fees and non-recurring engineering fees while HMI Products include sensor module sale and non-recurring engineering fees. We believe that future revenues from Remote Sensing Solutions will include license fees and non-recurring engineering fees.

3.	Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following (in thousands):

	As of December 31,
	2020	2019

Prepaid insurance	$255	$223
Prepaid rent	11	4
VAT receivable	433	211
Advances	216	-
Advances to suppliers	43	51
Other	203	226
Total prepaid expenses and other current assets	$1,161	$715
4.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2020	2019

Computers, software, furniture and fixtures	$1,591	$1,406
Equipment under finance leases	3,806	3,348
Less accumulated depreciation and amortization	(4,394)	(3,171)
Property and equipment, net	$1,003	$1,583

Depreciation and amortization expense was $0.8 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2020	2019

Accrued returns and warranty	$25	$24
Accrued consulting fees and other	520	517
Total accrued expenses	$545	$541

6.	Short-Term Borrowings

During the year ended December 31, 2020, the Company was granted a credit from the Swedish Tax Authority covering social charges and staff withholding taxes relating to January through March 2020 payroll, as part of Swedish governmental COVID-19 support. The total amount was $563,000 and the credit was for 12 months but could be repaid earlier if desired. There was a 1.25% annual non-deductible interest and a credit fee of 0.2% from the seventh month of the granted credit. The tax credit was repaid in August 2020 along with interest of $2,000.

On June 17, 2020, the Company entered into the Loan Agreements with two entities beneficially owned respectively by each of Ulf Rosberg and Peter Lindell, directors of Neonode (each, a “Director”). Pursuant to the Loan Agreements, each entity beneficially owned by the Director made approximately $1.7 million in U.S. dollars principal amount available to the Company. The Company made an initial drawdown of an aggregate of approximately $1.0 million under the Loan Agreements.

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

On August 7, 2020, we issued 517 shares of Series C-2 Preferred Stock to UMR Invest AB, an entity beneficially owned by Ulf Rosberg, in satisfaction of the outstanding indebtedness and accrued interest under the Loan Agreement with UMR Invest AB. Cidro Förvaltning AB, an entity associated with Mr. Lindell purchased 517 shares of Series C-2 Preferred Stock. Following the closing, we used the proceeds from the sale of Series C-2 Preferred Stock to Cidro Förvaltning AB to satisfy the outstanding indebtedness and accrued interest under the Loan Agreement with Cidro Holding AB. As a result of the repayments to each of UMR Invest AB and Cidro Holding AB, the Loan Agreements terminated in accordance with their terms.

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

There were no assets or liabilities recorded at fair value on a recurring basis in 2020 and 2019.

8.	Stockholders’ Equity

Common Stock

At the Annual Meeting of our Company held on September 29, 2020, stockholders approved a proposal to increase the number of authorized shares of our common stock to 25,000,000 shares. Accordingly, on November 5, 2020, we filed an amendment to the Neonode Inc. Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 25,000,000 shares.

On December 29, 2020, we issued 37,288 shares of our common stock to key employees pursuant to our 2020 long-term incentive program (“2020 LTIP”) – see Note 9.

Warrants and Other Common Stock Activity

During the year ended December 31, 2020, 325,000 warrants expired and no warrants were exercised. During the year ended December 31, 2019, warrants to purchase 360,000 shares of common stock were exercised for proceeds of $36,000.

A summary of all warrant activity is set forth below:

Outstanding and exercisable	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
January 1, 2019	1,116,368	$10.18	2.68
Exercised	(360,000)	0.10	-
December 31, 2019	756,368	$14.98	1.47
Issued	-	-	-
Expired/forfeited	(325,000)	20.00	-
Exercised	-	-	-
December 31, 2020	431,368	$11.20	1.13

Outstanding Warrants to Purchase Common Stock as of December 31, 2020:

Description	Issue Date	Exercise Price	Shares	Expiration Date

August 2016 Purchase Warrants	08/17/16	$11.20	431,368	02/17/22

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

On September 24 and 29, 2020, respectively, the Series C-1 Preferred Stock and Series C-2 Preferred Stock (together, the “Series C Preferred Shares”) were converted into 684,378 shares of Neonode common stock.

The holders of the Series C-1 and C-2 Preferred Shares were entitled to receive dividends at the rate per share of 5% per annum, totaling $33,000. As of December 31, 2020, all of the preferred dividends had been paid.

On December 7, 2020, we filed Certificates of Elimination with the Secretary of State of the State of Delaware to eliminate the Series A Preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock.

No shares of preferred stock were issued and outstanding as of December 31, 2020.

Details of the preferred stock activities are set forth below:

	Series B Preferred Stock Shares Issued	Series B Preferred Stock Amount	Series C-1 Preferred Stock Shares Issued	Series C-1 Preferred Stock Amount	Series C-2 Preferred Stock Shares Issued	Series C-2 Preferred Stock Amount

Balances, December 31, 2018	82	$-	-	$-	-	$-

Conversion of Series B Preferred Stock to common stock	(82)	-	-	-	-	-

Balances, December 31, 2019	-	-	-	-	-	-

Issuance of Preferred Shares for cash	-	-	365	365	3,567	3,567

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	-	-	-	-	517	517

Conversion of Preferred Shares to common stock	-	-	(365)	(365)	(4,084)	(4,084)

Balances, December 31, 2020	-	$-	-	$-	-	$-

9.	Stock-Based Compensation

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

Stock Options / Stock Awards

During the year ended December 31, 2020, our stockholders approved the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”) which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Although no new awards may be made under the 2015 or 2006 Plans, they are still operative for previously granted awards. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

Accordingly, as of December 31, 2020, we had three equity incentive plans:

●	The 2006 Equity Incentive Plan (the “2006 Plan”).

●	The 2015 Equity Incentive Plan (the “2015 Plan”).

●	The 2020 Equity Incentive Plan (the “2020 Plan”).

In 2020 we established the Neonode Inc. 2020 Long Term Incentive Plan (the “2020 LTIP”) to provide eligible persons with the opportunity to acquire an equity interest, or otherwise increase their equity interest, in the Company as an incentive for them to remain in the service of the Company. Through the 2020 LTIP, eligible employees of Neonode may waive between 50% to 67% of future unearned bonuses that may be awarded to them under the Company’s annual bonus arrangement in exchange for the grant of shares of the Company’s common stock.

On December 29, 2020, we issued 37,288 shares of common stock to key employees pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with Neonode is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and termination date. The shares issued on December 29, 2020 represent two-thirds of the total shares available for issuance under the 2020 LTIP and the last one-third is planned to be issued at the end of December 2021. Neonode has reported and paid Swedish social charges of $75,000 for the issued shares but only 30% of the stock-based compensation (totaling $77,000) is included in the consolidated statement of operations for the year ended December 31, 2020, with the remainder to be recognized ratably over the two-year lock-up period.

The following table summarizes information with respect to all options to purchase shares of common stock outstanding under the 2006 Plan, the 2015 Plan and the 2020 Plan at December 31, 2020:

Options Outstanding
Range of Exercise Price	Number Outstanding and exercisable at 12/31/20	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$ 0 - $ 15.00	2,500	0.62	$14.40
$ 15.01 - $ 30.40	7,000	0.78	$30.40
$ 30.40 - $ 62.10	1,000	0.00	$62.10
	10,500	1.40	$29.61

A summary of the combined activity under all of the stock option plans is set forth below:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding – January 1, 2019	99,800	$34.55	1.41	$-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(47,300)	42.35		-
Options outstanding – December 31, 2019	52,500	$27.51	1.37	-
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled or expired	(42,000)	26.99		-
Options outstanding and vested – December 31, 2020	10,500	$29.61	1.40	$-

No stock options were granted during the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, we recorded no stock-based compensation expense related to the vesting of stock options. The estimated fair value of the stock options was calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

Stock-Based Compensation

The stock-based compensation expense for the years ended December 31, 2020 and 2019 reflects the estimated fair value of the vested portion of common stock granted to directors and employees (in thousands):

	Years ended December 31,
	2020	2019
(In thousands)
Sales and marketing	$32	$-
General and administrative	45	-
Stock-based compensation expense	$77	$-

There is no remaining unrecognized compensation expense related to stock options as of December 31, 2020. Unrecognized compensation expense related to the 2020 LTIP as of December 31, 2020 was $177,000, which will be recognized over two years.

10.	Commitments and Contingencies

Litigation

On August 26, 2020, a putative stockholder of Neonode filed a purported class action lawsuit (C.A. No. 2020-0701-AGB) in the Delaware Court of Chancery (the “Court”) against Neonode and the Board of Directors of Neonode for alleged breach of fiduciary duty in connection with disclosure of information concerning Proposal 5 and Proposal 6 in the proxy statement filed with the SEC by Neonode on August 20, 2020 for the 2020 Annual Meeting of Stockholders of Neonode (the “Proxy Statement”). These proposals for shareholder approval related to the Private Placement by Neonode on August 5, 2020 in which two directors and the chief executive officer of Neonode participated. The relief sought by the plaintiff included a preliminary injunction to enjoin the stockholder votes on Proposal 5 and Proposal 6. On September 13, 2020, the plaintiff amended his complaint to also enjoin the stockholder vote on Proposal 1 in the Proxy Statement concerning election of directors. Neonode and the other named defendants believe that the disclosures set forth in the Proxy Statement complied fully with all applicable law, that no supplemental disclosure was required, and that the plaintiffs’ allegations are without merit. However, in an effort to avoid the nuisance and ongoing expense relating to the claims in the lawsuit, Neonode filed definitive additional materials to the Proxy Statement on September 18, 2020. The plaintiff withdrew his motion to preliminarily enjoin the stockholder votes on Proposals 1, 5, and 6 based upon the definitive additional materials to the Proxy Statement. On November 23, 2020, the Court entered an order to dismiss the lawsuit.

On September 2, 2020, a separate putative stockholder of Neonode filed a purported class action lawsuit (Case No. 1:20-cv-01174-UNA) in the United States District Court for the District of Delaware against Neonode, the Board of Directors of Neonode, and the Chief Executive Officer of Neonode for alleged violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with disclosure of information concerning Proposal 5 and Proposal 6 in the Proxy Statement, and generally containing the same substantive allegations as in the above previously-filed Delaware Court of Chancery action. On October 20, 2020, the plaintiff claimed to voluntarily dismiss the lawsuit in the United States District Court. However, on February 5, 2021, the plaintiff made contact again regarding mootness discussions, which are still ongoing.

Operating expenses for the year ended December 31, 2020 include costs in relation to the above-referenced lawsuits.

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of December 31, 2020 and 2019.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of December 31, 2020 and 2019.

One of our manufacturing partners has previously purchased material for the final assembly of AirBars. To protect the manufacturer from losses in relation to AirBar production, we agreed to secure the value of the inventory in a bank guarantee. At December 31, 2020, the guaranteed amount is $100,000 and represents the value of the remaining material in inventory at December 31, 2020.

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable we will have to purchase the inventory. As of March 10, 2021, management’s judgment is that we will sell the remaining AirBars during 2021 and thereby purchase the components and the assembly service from the manufacturing partner throughout the year. No liability has therefore been recorded as of December 31, 2020.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC. The assignment provides the Company the right to share potential proceeds generated from a licensing and monetization program.

On June 8, 2020, Neonode Smartphone LLC, a subsidiary of Aequitas Technologies LLC filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. These litigation matters are still ongoing.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of December 31, 2020, we had made no payments to TI under the NN1002 Agreement.

11.	Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of six months to two years. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually prolong; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our Stockholm corporate office lease has a remaining lease term of two years and both of our leases are automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

We report operating lease right-of-use assets, as well as current and noncurrent operating lease obligations on our consolidated balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment; we report the manufacturing equipment, as well as current and noncurrent finance lease obligations on our consolidated balance sheets for our manufacturing equipment.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows (in thousands):

	Years ended December 31,
	2020	2019
Operating lease cost (1)	$572	$588

Finance lease cost:
Amortization of leased assets	$636	$623
Interest on lease liabilities	11	34
Total finance lease cost	$647	$657

(1)	Includes short term lease costs of $145,000 and $122,000 for the years ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2020	2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(405)	$(404)
Operating cash flows from finance leases	(11)	(34)
Financing cash flows from finance leases	(321)	(535)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	864	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$919	$416

Current portion of operating lease obligations	$504	$332
Operating lease liabilities, net of current portion	377	58
Total operating lease liabilities	$881	$390

Finance leases
Property and equipment, at cost	$3,806	$3,348
Accumulated depreciation	(2,941)	(1,956)
Property and equipment, net	$865	$1,392

Current portion of finance lease obligations	$769	$568
Finance lease liabilities, net of current portion	95	508
Total finance lease liabilities	$864	$1,076

Year ended December 31, 2020
Weighted-Average Remaining Lease Term
Operating leases	1.6 years
Finance leases	0.8 years

Weighted-Average Discount Rate
Operating leases (2)	5%
Finance leases	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitments as of December 31, 2021 is as follows (in thousands):

Years ending December 31,	Total
2021	$536
2022	386
922
Less imputed interest	(41)
Total lease liabilities	881
Less current portion	(504)
$377

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of December 31, 2020 (in thousands):

Year ending December 31,	Total
2021	$780
2022	87
2023	9
Total minimum payments required:	876
Less amount representing interest:	(12)
Present value of net minimum lease payments:	864
Less current portion	(769)
$95

12.	Segment Information

Our Company has one reportable segment, which is comprised of the touch technology licensing and sensor module business.

We report revenues from external customers based on the country where the customer is located. The following table presents revenues by geographic region for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020
	Amount	Percentage
United States	$2,511	42%
Japan	1,864	31%
South Korea	499	8%
China	400	7%
Germany	398	7%
Swizerland	221	4%
Other	91	1%
Total	$5,984	100%

	2019
	Amount	Percentage
United States	$3,158	48%
Japan	2,134	32%
Germany	617	9%
China	374	6%
Taiwan	105	2%
South Korea	152	2%
Other	106	1%
Total	$6,646	100%

13.	Income Taxes

Loss before provision for income taxes was distributed geographically for the years ended December 31, as follows (in thousands):

	2020	2019
Domestic	$(4,885)	$(4,200)
Foreign	(1,338)	(1,564)

Total	$(6,223)	$(5,764)

The provision (benefit) for income taxes is as follows for the years ended December 31 (in thousands):

	2020	2019
Current
Federal	$-	$-
State	2	2
Foreign	57	36
Change in deferred
Federal	(948)	(447)
Federal valuation allowance	948	447
State	(1)	20
State valuation allowance	1	(20)
Foreign	(1,425)	(453)
Foreign valuation allowance	1,425	453

Total current	$59	$38

The differences between our effective income tax rate and the U.S. federal statutory federal income tax rate for the years ended December 31, are as follows:

	2020	2019
Amounts at statutory tax rates	21%	21%
Foreign losses taxed at different rates	-%	(2)%
Stock-based compensation	(2)%	(8)%
Other	-%	(1)%
Total	19%	10%
Valuation allowance	(20)%	(11)%
Effective tax rate	(1)%	(1)%

Significant components of the deferred tax asset balances at December 31 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Accruals	$48	$48
Stock compensation	38	159
Net operating losses	18,788	16,293
Total deferred tax assets	18,874	16,500
Valuation allowance	(18,874)	(16,500)

Total net deferred tax assets	$-	$-

Valuation allowances are recorded to offset certain deferred tax assets due to management’s uncertainty of realizing the benefits of these items. Management applies a full valuation allowance for the accumulated losses of Neonode Inc. and its subsidiaries, since it is not determinable using the “more likely than not” criteria that there will be any future benefit of our deferred tax assets. This is mainly due to our history of operating losses. As of December 31, 2020, we had federal, state and foreign net operating losses of $68.9 million, $20.0 million and $14.2 million, respectively. The federal loss carryforward begins to expire in 2028, and the California loss carryforward begins to expire in 2030. Federal net operating losses generated for tax years ending after December 31, 2017 do not expire. The foreign loss carryforward, which is generated in Sweden, does not expire.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization.  As of December 31, 2020, we had not completed the determination of the amount to be limited under the provision.

We follow the provisions of accounting guidance which includes a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. There were no unrecognized tax benefits for the years ended December 31, 2020 and 2019.

We follow the policy to classify accrued interest and penalties as part of the accrued tax liability in the provision for income taxes. For the years ended December 31, 2020 and 2019 we did not recognize any interest or penalties related to unrecognized tax benefits.

As of December 31, 2020, we had no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations.

We file income tax returns in the U.S. federal jurisdiction, California, Sweden, Japan, South Korea, and Taiwan. The 2009 through 2019 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under any federal, state or foreign income tax examinations.

14.	Employee Benefit Plans

We participate in a number of individual defined contribution pension plans for our employees in Sweden. We contribute between 4.5% and 30% of the employee’s annual salary to these pension plans depending on age and salary level. Contributions relating to these defined contribution plans for the years ended December 31, 2020 and 2019 were $459,000 and $395,000, respectively. We match U.S. employee contributions to a 401(K) retirement plan up to a maximum of six percent (6%) of an employee’s annual salary. Contributions relating to the matching 401(K) contributions for the years ended December 31, 2020 and 2019 were $6,000 and $6,000, respectively. In Taiwan, we contribute six percent (6%) of the employee’s annual salary to a pension fund which agrees with Taiwan’s Labor Pension Act. Contributions relating to the Taiwanese pension fund for the years ended December 31, 2020 and 2019 were $4,000 and $3,000, respectively.

15.	Net Loss Per Share

Basic net loss per common share for the years ended December 31, 2020 and 2019 was computed by dividing the net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share is computed by dividing net loss attributable to common shareholders of Neonode Inc. for the relevant period by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Potential common stock equivalents of approximately 0 and 0 outstanding stock warrants, 0 and 0 shares issuable upon conversion of preferred stock and 0 and 0 stock options are excluded from the diluted earnings per share calculation for the years ended December 31, 2020 and 2019, respectively, due to their anti-dilutive effect.

(In thousands, except per share amounts)	Years ended December 31,
	2020	2019
BASIC AND DILUTED
Weighted average number of common shares outstanding	9,989	8,844

Net loss attributable to common shareholders of Neonode Inc.	$(5,638)	$(5,298)

Net loss per share basic and diluted	$(0.56)	$(0.60)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making their assessment, our management used criteria established in the framework on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting in accordance with applicable SEC rules that permit us to provide only management´s report in this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal AccountING Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable

Exhibits

Number	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., (incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed on December 11, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018)
10.1	Assignment Agreement with Aequitas Technologies LLC, dated May 6, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed May 8, 2019)
10.2	Form of Purchase Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on August 16, 2016)
10.3	Form of Warrant, dated as of August 8, 2017 (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K, filed on August 8, 2017)
10.4	Employment Agreement of Urban Forssell, dated October 20, 2019 +
10.5	Employment Agreement of Håkan Persson, dated February 12, 2018 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed on February 15, 2018) +
10.6	Employment Agreement of Maria Ek, dated May 28, 2019 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on May 31, 2019) +
10.7	Neonode Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.8	Form of Notice of Grant of Stock Option used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.9	Form of Notice of Grant of Restricted Stock used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.10	Form of Notice of Grant of Restricted Stock Units used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.11	Form of Notice of Grant of Stock Option to Swedish residents used in connection with the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the registrant’s annual report on Form 10-K filed on March 11, 2016)
10.12	Loan Agreement dated June 17, 2020 between Neonode Technologies AB and UMR Invest AB (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on June 22, 2020).
10.13	Loan Agreement dated June 17, 2020 between Neonode Technologies AB and Cidro Holding AB (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on June 22, 2020).
10.14	Securities Purchase Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on August 10, 2020).
10.15	Registration Rights Agreement, dated as of August 5, 2020 (incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed on August 10, 2020).
10.16	Neonode Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 (No. 333-249806) filed on November 2, 2020).
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEONODE INC. (Registrant)

Date: March 10, 2021	By:	/s/ Maria Ek
Maria Ek
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary

Pursuant to the requirements for the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated.

Name	Title	Date

/s/ Urban Forssell	President and Chief Executive Officer	March 10, 2021
Urban Forssell	(Principal Executive Officer)

/s/ Maria Ek	Chief Financial Officer, Vice President, Finance, Treasurer and Secretary	March 10, 2021
Maria Ek	(Principal Financial and Accounting Officer)

/s/ Ulf Rosberg	Chairman of the Board of Directors	March 10, 2021
Ulf Rosberg

/s/ Per Löfgren	Director	March 10, 2021
Per Löfgren

/s/ Peter Lindell	Director	March 10, 2021
Peter Lindell

/s/ Mattias Bergman	Director	March 10, 2021
Mattias Bergman