Form 10-Q
period 2021-03-31
Neonode Inc.
filed 2021-05-12
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐ Transition report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from _______ to ________

Commission file number 1-35526

NEONODE INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1517641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Karlavägen 100, 115 26 Stockholm, Sweden

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2021 was 11,504,665.

NEONODE INC.

Form 10-Q

For the Fiscal Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$8,145	$10,473
Accounts receivable and unbilled revenue, net	1,326	1,743
Inventory	1,675	1,273
Prepaid expenses and other current assets	820	1,161
Total current assets	11,966	14,650

Property and equipment, net	814	1,003
Operating lease right-of-use assets	743	919
Total assets	$13,523	$16,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491	$1,084
Accrued payroll and employee benefits	1,071	1,170
Accrued expenses	464	545
Deferred revenues	120	138
Current portion of finance lease obligations	624	769
Current portion of operating lease obligations	377	504
Total current liabilities	3,147	4,210

Finance lease obligations, net of current portion	48	95
Operating lease obligations, net of current portion	251	377
Total liabilities	3,446	4,682

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 11,504,665 shares issued and outstanding at March 31, 2021 and December 31, 2020	12	12
Additional paid-in capital	211,686	211,663
Accumulated other comprehensive loss	(570)	(404)
Accumulated deficit	(197,726)	(196,158)
Total Neonode Inc. stockholders’ equity	13,402	15,113
Noncontrolling interests	(3,325)	(3,223)
Total stockholders’ equity	10,077	11,890
Total liabilities and stockholders’ equity	$13,523	$16,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
HMI Solutions	$1,299	$1,182
HMI Products	366	112
Total revenues	1,665	1,294
Cost of revenues:
HMI Solutions	—	(1)
HMI Products	(277)	(43)
Total cost of revenues	(277)	(44)

Total gross profit	1,388	1,250

Operating expenses:
Research and development	1,142	995
Sales and marketing	788	545
General and administrative	1,087	799

Total operating expenses	3,017	2,339
Operating loss	(1,629)	(1,089)

Other expense:
Interest expense	5	7
Total other expense	5	7

Loss before provision for income taxes	(1,634)	(1,096)

Provision for income taxes	36	16
Net loss including noncontrolling interests	(1,670)	(1,112)
Less: net loss attributable to noncontrolling interests	102	102
Net loss attributable to Neonode Inc.	$(1,568)	$(1,010)

Loss per common share:
Basic and diluted loss per share	$(0.14)	$(0.11)
Basic and diluted – weighted average number of common shares outstanding	11,504	9,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020

Net loss including noncontrolling interests	$(1,670)	$(1,112)
Other comprehensive loss:
Foreign currency translation adjustments	(166)	(87)
Comprehensive loss	(1,836)	(1,199)
Less: Comprehensive loss attributable to noncontrolling interests	102	102
Comprehensive loss attributable to Neonode Inc.	$(1,734)	$(1,097)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Preferred Stock Shares Issued1)

(Unaudited)

For the Quarter to Date periods ended March 31, 2020 through March 31, 2021

	Preferred Stock Shares Issued		Preferred Stock Amount		Common Stock Shares Issued	Common Stock Amount		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balances, December 31, 2019	-		$-		9,171	$9		$197,543		$(639)	$(190,520)	$6,393	$(2,546)	$3,847

Foreign currency translation adjustment	-		-		-	-		-		(87)	-	(87)	-	(87)

Net loss	-		-		-	-		-		-	(1,010)	(1,010)	(102)	(1,112)

Balances, March 31, 2020	-		$-		9,171	$9		$197,543		$(726)	$(191,530)	$5,296	$(2,648)	$2,648

Foreign currency translation adjustment	-		-		-	-		-		64	-	64	-	64

Net loss	-		-		-	-		-		-	(1,612)	(1,612)	(154)	(1,766)

Balances, June 30, 2020	-		$-		9,171	$9		$197,543		$(662)	$(193,142)	$3,748	$(2,802)	$946

Issuance of shares for cash, net of offering costs	3,932		3,932		1,612	1		9,597		-	-	13,530	-	13,530

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	517		517		-	-		(1)		-	-	516	-	516

Conversion of Series C-1 and C-2 Preferred Stock to common stock	(4,449)		(4,449)		684		1	4,448		-	-	-	-	-

Preferred dividends		-		-	-		-		-	-	(33)	(33)	-	(33)

Foreign currency translation adjustment	-		-		-	-		-		(228)	-	(228)	-	(228)

Net loss	-		-		-	-		-		-	(1,638)	(1,638)	(110)	(1,748)

Balances, September 30, 2020	-		$-		11,467	$11		$211,587		$(890)	$(194,813)	$15,895	$(2,912)	$12,983

Stock-based compensation	-		-		37	1		76		-	-	77	-	77

Foreign currency translation adjustment	-		-		-	-		-		486	-	486	-	486

Net loss	-		-		-	-		-		-	(1,345)	(1,345)	(311)	(1,656)

Balances, December 31, 2020	-		$-		11,504	$12		$211,663		$(404)	$(196,158)	$15,113	$(3,223)	$11,890

Stock-based compensation	-		-		-	-		23		-	-	23	-	23

Foreign currency translation adjustment	-		-		-	-		-		(166)	-	(166)	-	(166)

Net loss	-		-		-	-		-		-	(1,568)	(1,568)	(102)	(1,670)

Balances, March 31, 2021	-		$-		11,504	$12		$211,686		$(570)	$(197,726)	$13,402	$(3,325)	$10,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	Preferred Shares Issued per series can be found under the equity footnote (see Note 3).

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(1,670)	$(1,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	23	-
Depreciation and amortization	199	195
Amortization of operating lease right-of-use assets	129	91
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	405	188
Projects in process	-	(51)
Inventory	(493)	(16)
Prepaid expenses and other current assets	299	45
Accounts payable and accrued expenses	(657)	(224)
Deferred revenues	(15)	6
Operating lease obligations	(210)	(91)
Net cash used in operating activities	(1,990)	(969)

Cash flows from investing activities:
Purchase of property and equipment	(62)	(5)
Net cash used in investing activities	(62)	(5)

Cash flows from financing activities:
Principal payments on finance lease obligations	(148)	(132)
Net cash used in financing activities	(148)	(132)

Effect of exchange rate changes on cash	(128)	(64)

Net decrease in cash	(2,328)	(1,170)
Cash at beginning of period	10,473	2,357
Cash at end of period	$8,145	$1,187

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36	$16
Cash paid for interest	$5	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Operations

Neonode Inc., collectively with its subsidiaries is referred to as “Neonode” or the “Company”, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and in-cabin monitoring. We market and sell our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform, and our in-cabin monitoring solutions using our MultiSensing technology platform. Neonode offers customized optical touch and gesture control solutions for many different markets and segments.

In our operations for the three months ended March 31, 2021, we focused on three different business areas, human machine interface (“HMI”) Solutions, HMI Products and Remote Sensing Solutions. On May 4, 2021, we announced a new strategy and organizational update targeting an increased focus on the Company’s contactless touch business and on current market opportunities in North America, Asia, and Europe. We thereby changed to a regional sales organization to replace our business area structure going forward.

In HMI Solutions, Neonode offered customized optical touch and gesture control solutions for many different markets and segments. In HMI Products, the Company provided plug-and-play sensor modules that enable touch on any surface, in-air touch, and gesture control for a wide range of applications. In Remote Sensing Solutions, Neonode offered driver and cabin monitoring solutions for vehicles based on the Company’s flexible, scalable and hardware-agnostic software platform.

Revenues are derived from three different revenue streams: license fees, non-recurring engineering fees and the sale of sensor modules.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses attributable to Neonode Inc. of approximately $1.6 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of approximately $197.7 million and $196.2 million as of March 31, 2021 and December 31, 2020, respectively. In addition, operating activities used cash of approximately $2.0 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of potential capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern.

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available to us on acceptable terms, or at all, we may be unable to adequately fund our business plans which could have a negative effect on our business, results of operations and financial condition. If funds are available through the issuance of equity or debt securities, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We expect revenues will enable us to reduce our operating losses in coming years. In addition, we intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. GAAP and include the accounts of Neonode Inc. and its wholly owned subsidiaries, as well as Pronode Technologies AB, a 51% majority owned subsidiary of Neonode Technologies AB. The remaining 49% of Pronode Technologies AB is owned by 2X-Communication AB, located in Kungsbacka, Sweden. Pronode Technologies AB was organized to sell engineering services within the automotive markets. All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $79,000 as of March 31, 2021 and December 31, 2020, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized in projects as of March 31, 2021 and December 31, 2020, respectively.

Inventory

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.8 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively.

To protect our manufacturing partner from losses in relation to AirBar production, we agreed to secure the value of the inventory with a bank guarantee covering the production of 20,000 AirBars. Excess inventory was purchased from our manufacturing partner in 2019 and has been fully reserved.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$815	$550
Work-in-process	45	21
Finished goods	815	702
Ending inventory	$1,675	$1,273

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

Right-of-use assets are measured initially at the present value of the lease payments, plus any lease payments made before a lease begins and any initial direct costs, such as commissions paid to obtain a lease.

Right-of-use assets are subsequently measured at the present value of the remaining lease payments, adjusted for incentives, prepaid or accrued rent, and any initial direct costs not yet expensed.

Long-Lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flow from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flow related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of March 31, 2021, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(166,000) and $(87,000) during the three months ended March 31, 2021 and 2020, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $82,000 and $49,000 during the three months ended March 31, 2021 and 2020, respectively.

Concentration of Credit and Business Risks

Our customers are located in the U.S., Europe and Asia.

As of March 31, 2021, five customers represented approximately 78% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2020, three customers represented approximately 62% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2021 are as follows:

●	Hewlett Packard Company – 19%

●	LG – 17%

●	Seiko Epson Corporation – 15%

●	Lexmark Intl Inc – 14%

●	Alpine – 13%

Customers who accounted for 10% or more of our net revenues during the three months ended March 31, 2020 are as follows:

●	Hewlett Packard Company – 36%

●	Epson – 19%

●	Alpine – 17%

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

License fees for products and sales of AirBar and sensor modules are recognized on a per-unit basis; therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

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

Explicit return rights are not offered to customers. There have been no returns through March 31, 2021.

Engineering Services:

For technology license or sensor module contracts that require modification or customization of the underlying technology to adapt that technology to the customer’s desired use, we determine whether the technology license or sensor module, and engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We generally charge an hourly rate for engineering services, and we recognize revenue as engineering services specified in contracts are completed and accepted by our customers. Any upfront payments we receive for future non-recurring engineering services are recorded as unearned revenue until that revenue is earned.

We believe that recognizing non-recurring engineering service revenues as progress towards completion of engineering services and customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three months ended March 31, 2021 and 2020, no losses related to SOW projects were recorded.

Optical Sensor Modules Revenues:

We earn revenue from sales of sensor modules hardware products to our Original Equipment Manufacturers (“OEM”) and Tier 1 supplier customers, who embed our hardware into their products, and from sales of branded consumer products that incorporate our sensor modules sold through distributors or directly to end users. These distributors are generally given business terms that allow them to return unsold inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

The timing of revenue recognition related to AirBar modules depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for AirBar modules sold point-of-sale when we provide the promised product to the customer.

We generally use distributors to provide AirBar and sensor modules to our customers and analyze the terms of distributor agreements to determine when control passes from us to our distributors. For sales of AirBar and sensor modules sold through distributors, revenues are recognized when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our AirBar and Module returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $74,000 as of March 31, 2021 and $74,000 as of December 31, 2020. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following table presents disaggregated revenues by market for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$502	39%	$401	39%
Net revenues from consumer electronics	797	61%	781	61%
	$1,299	100%	$1,182	100%

HMI Products
Net revenues from medical	$21	6%	$53	47%
Net revenues from distributors	184	50%	39	35%
Net revenues from other	161	44%	20	18%
	$366	100%	$112	100%

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

The following table presents accounts receivable and deferred revenues as of March 31, 2021 and 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable and unbilled revenue	$1,326	$1,743
Deferred revenues	120	138

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $79,000 as of March 31, 2021 and December 31, 2020.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of period	$25	$24
Provisions for warranty issued	2	1
Balance at end of period	$27	$25

The Company accrues for warranty costs as part of its cost of sales of sensor modules based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 months from the customer receipt of the product.

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

The following table presents our deferred revenues (in thousands):

	March 31, 2021	December 31, 2020
Deferred revenues HMI Solutions	$33	$37
Deferred revenues HMI Products	87	101
	$120	$138

During the three months ended March 31, 2021, the Company recognized revenues of approximately $18,000 related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2021 and 2020 amounted to approximately $19,000 and $7,000, respectively.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of March 31, 2021 and December 31, 2020. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of March 31, 2021 and December 31, 2020, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2021 and 2020. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three months ended March 31, 2021 and 2020 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2021	2020
Swedish Krona	8.40	9.68
Japanese Yen	106.03	108.97
South Korean Won	1,114.49	1,192.79
Taiwan Dollar	28.08	30.12

Exchange rate for the consolidated balance sheets was as follows:

	As of
	March 31,	December 31,
	2021	2020
Swedish Krona	8.71	8.22
Japanese Yen	110.60	103.23
South Korean Won	1,127.17	1,088.59
Taiwan Dollar	28.47	28.09

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Tax, which simplifies the accounting for income taxes. We adopted ASU 2019-12 on January 1, 2021 and the adoption of this ASU did not have a significant impact on our consolidated financial statements.

3. Stockholders’ Equity

On August 7, 2020, we closed a private placement (the “Private Placement”) with certain institutional and accredited investors. We issued a total of 1,611,845 shares of common stock at a price of $6.50 per share, and a total of 365 shares of Series C-1 Preferred Stock and 3,050 shares of Series C-2 Preferred Stock, each with a conversion price of $6.50 per share and a stated value of $1,000 per share, for approximately $13.9 million in aggregate gross proceeds.

Common Stock

At our annual meeting of our stockholders held on September 29, 2020, stockholders approved a proposal to increase the number of authorized shares of our common stock to 25,000,000 shares. Accordingly, on November 5, 2020, we filed an amendment to the Neonode Inc. Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 25,000,000 shares.

On December 29, 2020, we issued 37,288 shares of our common stock to key employees pursuant to our 2020 long term incentive program (“2020 LTIP”) see Note 4.

During the three months ended March 31, 2021, there were no activities that affected common stock.

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

There were no transactions in our preferred stock during the three months ended March 31, 2021 and 2020. No shares of preferred stock were issued and outstanding as of March 31, 2021.

Details of the preferred stock activities are set forth below:

	Series C-1 Preferred Stock Shares Issued	Series C-1 Preferred Stock Amount	Series C-2 Preferred Stock Shares Issued	Series C-2 Preferred Stock Amount

Balances, December 31, 2019	-	-	-	-

Issuance of Preferred Shares for cash	365	365	3,567	3,567

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	-	-	517	517

Conversion of Preferred Shares to common stock	(365)	(365)	(4,084)	(4,084)

Balances, December 31, 2020	-	$-	-	$-

Warrants

As of March 31, 2021 and December 31, 2020, there were 431,368 warrants to purchase common stock outstanding.

4. Stock-Based Compensation

We have adopted equity incentive plans under which we may grant stock options and restricted stock awards to employees, consultants and directors. Except for certain options granted to certain Swedish employees, all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based only on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

Stock Options / Stock awards

During the year ended December 31, 2020, our stockholders approved the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”) which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Although no new awards may be made under the 2015 or 2006 Plans, these plans are still operative for previously granted awards. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

Accordingly, as of March 31, 2021, we had three equity incentive plans:

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

On December 29, 2020, we issued 37,288 shares of common stock to key employees pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with Neonode is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The shares issued on December 29, 2020 represent two-thirds of the total shares available for issuance under the 2020 LTIP and the last one-third is planned to be issued at the end of December 2021. Neonode has reported and paid Swedish social charges of $75,000 for the issued shares but only 30% of the stock-based compensation (totaling $77,000) was included in the consolidated statement of operations for the year ended December 31, 2020, with the remainder to be recognized ratably over the two-year lock-up period. For the three months ended March 31, 2021, $23,000 of stock-based compensation was included in our condensed consolidated statement of operations. Unrecognized compensation expense related to the 2020 LTIP as of March 31, 2021 was $154,000, which will be recognized over two years from issuance of the shares of common stock.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2021	10,500	$29.61
Expired	(1,000)	61.10
Outstanding at March 31, 2021	9,500	$26.19

The aggregate intrinsic value of the 9,500 stock options that are outstanding, vested and expected to vest as of March 31, 2021 was $0.

For the three months ended March 31, 2021 and 2020, we recorded no stock-based compensation expense related to the vesting of stock options. The estimated fair value of the stock options is calculated using the Black-Scholes option pricing model as of the grant date of the stock option.

During the three months ended March 31, 2021, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

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

On September 2, 2020, a separate putative stockholder of Neonode filed a purported class action lawsuit (Case No. 1:20-cv-01174-UNA) in the United States District Court for the District of Delaware against Neonode, the Board of Directors of Neonode, and the Chief Executive Officer of Neonode for alleged violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with disclosure of information concerning Proposal 5 and Proposal 6 in the Proxy Statement, and generally containing the same substantive allegations as in the above previously-filed Delaware Court of Chancery action. On October 20, 2020, the plaintiff voluntarily dismissed the lawsuit in the United States District Court. However, on February 11, 2021, the plaintiff’s counsel informed Neonode that they would file a fee petition as a result of Neonode filing the definitive additional materials to the Proxy Statement on September 18, 2020.  Neonode intends to vigorously defend against any attempt by the plaintiff’s counsel to obtain any fee award.

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of March 31, 2021 and December 31, 2020.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of March 31, 2021 and December 31, 2020.

One of our manufacturing partners has previously purchased material for the final assembly of AirBars. To protect the manufacturer from losses in relation to AirBar production, we agreed to secure the value of the inventory in a bank guarantee. At March 31, 2021, the guaranteed amount is $100,000 and represents the value of the remaining material in inventory at March 31, 2021.

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable we will have to purchase the inventory. As of May 12, 2021, management’s judgment is that we will sell the remaining AirBars and thereby purchase the components and the assembly service from the manufacturing partner. No liability has therefore been recorded for the period ended March 31, 2021.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2021, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three months ended March 31, 2021 and 2020 were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	Percentage	Amount	Percentage
United States	$693	42%	$589	46%
Japan	405	24%	474	37%
South Korea	284	17%	1	-%
China	134	8%	34	3%
Germany	109	7%	120	9%
Switzerland	21	1%	55	4%
Other	19	1%	21	1%
	$1,665	100%	$1,294	100%

The following table presents our total assets by geographic region as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
U.S.	$7,933	$7,253
Sweden	5,504	9,210
Asia	86	109
Total	$13,523	$16,572

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of six months to two years. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually extend; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our Stockholm corporate office lease has a remaining lease term of two years and both of our leases are automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

We report operating lease right-of-use assets, as well as current and noncurrent operating lease obligations on our consolidated balance sheets for the right to use those buildings in our business. Our finance leases represent manufacturing equipment; we report the manufacturing equipment, as well as current and noncurrent finance lease obligations on our condensed consolidated balance sheets for our manufacturing equipment.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost (1)	$176	$119

Finance lease cost:
Amortization of leased assets	$169	$151
Interest on lease liabilities	4	7
Total finance lease cost	$173	$158

(1)	Includes short term lease costs of $38,000 and $24,000 for the three months ended March 31, 2021 and 2020, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(210)	$(91)
Operating cash flows from finance leases	(4)	(7)
Financing cash flows from finance leases	(148)	(132)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$743	$919

Current portion of operating lease obligations	$377	$504
Operating lease liabilities, net of current portion	251	377
Total operating lease liabilities	$628	$881

Finance leases
Property and equipment, at cost	$3,589	$3,806
Accumulated depreciation	(2,937)	(2,941)
Property and equipment, net	$652	$865

Current portion of finance lease obligations	$624	$769
Finance lease liabilities, net of current portion	48	95
Total finance lease liabilities	$672	$864

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Weighted Average Remaining Lease Term
Operating leases	1.5 years	1.0 years
Finance leases	0.9 years	1.4 years

Weighted Average Discount Rate:
Operating leases	5%	5%
Finance leases	2%	2%

A summary of future minimum payments under non-cancellable operating lease commitments as of March 31, 2021 is as follows (in thousands):

Years ending December 31,	Total
2021(remaining months)	$293
2022	364
657
Less imputed interest	(29)
Total lease liabilities	$628
Less current portion	(377)
$251

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of March 31, 2021 (in thousands):

Year ending December 31,	Total
2021 (remaining months)	$589
2022	82
2023	8
Total minimum payments required:	679
Less amount representing interest:	(7)
Present value of net minimum lease payments:	672
Less current portion	(624)
$48

8. Net Loss per Share

Basic net loss per common share for the three months ended March 31, 2021 and 2020 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

Potential common stock equivalents of approximately 0 and 0 outstanding stock options and 0 and 0 outstanding stock warrants under the treasury stock method, and 0 and 0 shares issuable upon conversion of preferred stock are excluded from the diluted earnings per share calculation for the three months ended March 31, 2021 and 2020, respectively, due to their anti-dilutive effect.

	Three months ended March 31,
(in thousands, except per share amounts)	2021	2020
BASIC AND DILUTED
Weighted average number of common shares outstanding	11,504	9,171
Net loss attributable to Neonode Inc.	$(1,568)	$(1,010)

Net loss per share - basic and diluted	$(0.14)	$(0.11)

9. Subsequent Events

On May 10, 2021, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B Riley”), under which the Company may offer and sell from time to time, at its sole discretion, shares of its common stock having an aggregate offering price of up to $25 million through B. Riley as its sales agent. The Company agreed to pay B. Riley a commission of 3.0% of the gross proceeds of the sales price per share of any common stock sold through B. Riley under the ATM Agreement.

In connection its entering into the ATM Agreement, on May 10, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC for a maximum aggregate offering price of $100,000,000, which included a base prospectus and a sales agreement prospectus covering the shares to be sold under the ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic, our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights and our ability to obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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

HMI Solutions

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our HMI Solutions customers have sold over 80 million devices that use our technology and within this business area we derive revenues through technology licensing and engineering consulting services.

As of March 31, 2021, we had entered into 42 technology license agreements with global OEMs, Global Design Manufacturers (“ODMs”) and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer industries. Thirteen of our licensing customers are currently shipping products that embed our touch and gesture technology. We anticipate current and new customers will initiate product shipments throughout 2021 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

We also offer engineering consulting services to our licensing customers on a flat rate or hourly rate basis. Typically, our customers require engineering support during the development and initial manufacturing phase for their products using our technology.

HMI Products

In addition to our technical solutions business, we design and manufacture sensor modules that incorporate our patented technology. We sell our embedded sensors components to OEMs, ODMs and Tier 1 suppliers for use in their products. Within this business area we derive revenues through selling embedded sensor modules and engineering consulting services.

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

Our offerings include a consumer product, AirBar, powered by our sensor modules. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers. In 2016 and 2017, we began shipping 15.6 inch, 13.3 inch and 14 inch AirBar to distributors and customers in the United States and Europe. We have no current plans to develop new Neonode branded products for the consumer markets.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Our near term growth and overall business has been and is continuing to be adversely impacted by COVID-19 and we expect it will continue to be adversely impact by COVID-19 and the related global economic slowdown. Although we have noted additional demand in our contactless touch products and some increases in sales of licensed products, COVID-19 has negative impacted some of our customers’ businesses and their sales volumes. We are experiencing challenges in obtaining deliveries of components needed to manufacture our sensor modules and we may have difficulties delivering our products to our customers in time and at a reasonable cost. Our operations were impacted as we paused business-related travel and our employees to a high extent work remotely. The extent of COVID-19’s impact on our operational and financial performance going forward will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict at this time considering the rapidly evolving landscape. To mitigate the financial effects of the COVID-19 pandemic, we have undertaken cost-reduction measures. In particular, we implemented a Swedish government-backed program of short-term layoffs that resulted in the reduction of staff working hours by 20% between mid-April to mid-August last year. We are continuing to monitor the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating COVID-19’s impact on our business, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended March 31,		2021 vs 2020
	2021	2020	Variance in Dollars	Variance in Percent
Revenue:
HMI Solutions	$1,299	$1,182	$117	9.9%
Percentage of revenue	78.0%	91.3%
HMI Products	$366	$112	$254	226.8%
Percentage of revenue	22.0%	8.7%
Total Revenue	$1,665	$1,294	$371	28.7%

Cost of Sales:
HMI Solutions	$-	$1	$(1)	(100.0)%
Percentage of revenue	0.0%	0.1%
HMI Products	$277	$43	$234	544.2%
Percentage of revenue	16.6%	3.3%
Total Cost of Sales	$277	$44	$233	529.5%

Total Gross Profit	$1,388	$1,250	$138	11.0%

Operating Expense:
Research and development	$1,142	$995	$147	14.8%
Percentage of revenue	68.6%	76.9%
Sales and marketing	788	545	243	44.6%
Percentage of revenue	47.3%	42.1%
General and administrative	1,087	799	288	36.0%
Percentage of revenue	65.3%	61.7%
Total Operating Expenses	$3,017	$2,339	$678	29.0%
Percentage of revenue	181.2%	180.8%

Operating Loss	$(1,629)	$(1,089)	$540	49.6%
Percentage of revenue	(97.8)%	(84.2)%
Interest expense	(5)	(7)	2	(28.6)%
Percentage of revenue	(0.3)%	(0.5)%
Provision for income taxes	(36)	(16)	(20)	125.0%
Percentage of revenue	(2.2)%	(1.2)%
Less: net loss attributable to noncontrolling interests	$102	$102	$-	0.0%
Percentage of revenue	6.1%	7.9%
Net Loss attributable to Neonode Inc.	$(1,568)	$(1,010)	$(558)	55.2%
Percentage of revenue	(94.2)%	(78.1)%
Net Loss per share attributable to Neonode Inc.	$(0.14)	$(0.11)	$(0.03)	27.3%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three months ended March 31, 2021 and 2020 were to customers located in the U.S., Europe and Asia.

The increase of 29% in total net revenues for the first quarter 2021 as compared to the same period in 2020 was primarily related to higher module and Airbar sales within our HMI Products business area.

Revenues within our HMI Solutions business area during the three-month period ended March 31, 2021 was somewhat higher than the same period last year, mainly driven by strong sales within the automotive market segment.

There were no revenues from our Remote Sensing Solutions business area for the three months ended March 31, 2021.

The following table presents the net revenues by business area and revenue stream for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	Percentage	Amount	Percentage
HMI Solutions
License fees	$1,295	99%	$1,169	99%
Non-recurring engineering	4	1%	13	1%
Total	$1,299	100%	$1,182	100%

HMI Products
Sensor modules	$355	97%	$98	88%
Non-recurring engineering	11	3%	14	12%
Total	$366	100%	$112	100%

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	Percentage	Amount	Percentage
HMI Solutions
Net revenues from automotive	$502	39%	$401	34%
Net revenues from consumer electronics	797	61%	781	66%
Total	$1,299	100%	$1,182	100%

HMI Products
Net revenues from medical	$21	6%	$53	47%
Net revenues from distributors	184	50%	39	35%
Net revenues from other	161	44%	20	18%
Total	$366	100%	$112	100%

Gross Margin

Our combined total gross margin was 83% and 97% for the three months ended March 31, 2021 and 2020, respectively. The decrease in total gross margin in 2021 as compared to 2020 was primarily due to higher product sales with lower margins. For the three months ended March 31, 2021, revenues from our HMI Solutions business area accounted for 78% of total revenue compared to 91% in the same period in 2020 and revenues from our HMI Products business area accounted for 22% of total revenue compared to 9% in the same period 2020. There were no revenues from our Remote Sensing Solutions business area for the three months ended March 31, 2021 and 2020.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts and cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three months ended March 31, 2021 and 2020 were $1.1 million and $1.0 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2021 and 2020 were $0.8 million and $0.5 million, respectively. The increase was primarily due to higher staff expenses due to a reallocation of employees to the marketing function.

Our sales activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2021 and 2020 were $1.1 million and $0.8 million, respectively. The increase was primarily due to higher costs related to staff and in-house consultants.

Income Taxes

Our effective tax rate was (1%) and (1%) for the three months ended March 31, 2021 and 2020, respectively. The negative tax rate in the three months ended March 31, 2021 and March 31, 2020 was due to withholding taxes from sales. We recorded valuation allowances for the three-month periods ended March 31, 2021 and March 31, 2020 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.6 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of March 31, 2021, we had made no payments to TI under the NN1002 Agreement.

Operating Leases

We did not renew our lease for the office space located at 2880 Zanker Road, San Jose, CA 95134 in August 2020 and Neonode Inc. now operates through a virtual office.

On December 1, 2020, Neonode Technologies AB entered into a lease for 6,684 square feet of office space located at Karlavägen 100, Stockholm, Sweden. The lease agreement is valid through November 2022. The lease is extended on a yearly basis unless written notice is given nine months prior to the expiration date.

On December 1, 2015, Pronode Technologies AB entered into a lease agreement for 9,040 square feet of workshop located at Faktorvägen 17, Kungsbacka, Sweden. The lease can be terminated with nine months’ written notice prior to the termination date.

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

On September 1, 2019 we entered into a lease of office space located at NishiShinjuku Takagi Building, 1203 NishiShinjuku, Shinjukuku, Tokyo, Japan. The lease is valid through August 31, 2021 and is extended on a yearly basis unless written notice is given three months prior to the expiration date.

For the months ended March 31, 2021 and 2020, we recorded approximately $173,000 and $139,000, respectively, for rent expense.

See Note 7 – Leases in the Notes to Unaudited Condensed Consolidated Financial Statements (Part I, Item 1) for further discussions.

Equipment Subject to Finance Lease

In April 2014, we entered into a lease for certain specialized milling equipment. Under the terms of the lease agreement, we are obligated to purchase the equipment at the end of the original six-year lease term for 10% of the original purchase price of the equipment. In accordance with relevant accounting guidance, the lease is classified as a finance lease. The lease payments and depreciation period began on July 1, 2014 when the equipment went into service. On July 1, 2020, the lease contract was extended for one year. The implicit interest rate of the extended lease period is 9.85% per annum.

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

As of March 31, 2021, we had cash of $8.1 million compared to $10.5 million as of December 31, 2020.

Working capital (current assets less current liabilities) was $8.8 million as of March 31, 2021, compared to $10.4 million as of December 31, 2020.

Net cash used in operating activities for the three months ended March 31, 2021 was $2.0 million and was primarily the result of a net loss of $1.7 million and approximately $0.4 million in non-cash operating expenses, comprised of stock based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets.

Net cash used in operating activities for the three months ended March 31, 2020 was $1.0 million and was primarily the result of a net loss of $1.1 million and approximately $0.3 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets.

Accounts receivable and unbilled revenues decreased by approximately $0.4 million as of March 31, 2021 compared to December 31, 2020. This was due to some large customer invoices outstanding at year end 2020 that settled during the first three months of 2021.

Inventory increased by approximately $0.5 million during the three months ended March 31, 2021 due to purchased components to secure our estimated sales for the coming twelve months.

Deferred revenues decreased by approximately $15,000 during the three months ended March 31, 2021.

During the three months ended March 31, 2021 and 2020, we purchased approximately $62,000 and $5,000, respectively, of property and equipment, primarily new leasehold improvements for the new Stockholm office and demo equipment.

Net cash used in financing activities of $148,000 and $132,000 during the three months ended March 31, 2021 and 2020, respectively, was the result of principal payments on finance leases.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.7 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of approximately $197.7 million and $196.2 million as of March 31, 2021 and December 31, 2020, respectively. In addition, operating activities used cash of approximately $2.0 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

There have been no other changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018)
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.1.C.1	Certificate of Designation of Preferences, Rights and Limitations of Series C-1 5% Convertible Preferred Stock, dated August 6, 2020 (incorporated by reference to Exhibit 3.1.C.1 of the registrant’s current report on Form 8-K filed August 10, 2020)
3.1.C.2	Certificate of Designation of Preferences, Rights and Limitations of Series C-2 5% Convertible Preferred Stock, dated August 6, 2020 (incorporated by reference to Exhibit 3.1.C.2 of the registrant’s current report on Form 8-K filed August 10, 2020)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.1.3	Certificate of Third Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.3 of the registrant’s quarterly report on Form 10-Q filed November 10, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
10.1

Employment Agreement, dated March 30, 2021, by and between Neonode Technologies AB and Fredrik Nihlén (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed on March 31, 2021)

10.2	At Market Issuance Sales Agreement, dated May 7, 2021, by and between Neonode Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 of the registrant’s registration statement on Form S-3 (File No. 333-255964) filed on May 10, 2021)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: May 12, 2021	By:	/s/ Maria Ek
Maria Ek
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)