Form 10-Q
period 2021-06-30
Neonode Inc.
filed 2021-08-11
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2021 was 11,520,501.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$6,611	$10,473
Accounts receivable and unbilled revenue, net	1,224	1,743
Inventory	2,086	1,273
Prepaid expenses and other current assets	650	1,161
Total current assets	10,571	14,650

Property and equipment, net	660	1,003
Operating lease right-of-use assets	628	919
Total assets	$11,859	$16,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754	$1,084
Accrued payroll and employee benefits	1,170	1,170
Accrued expenses	435	545
Deferred revenues	130	138
Current portion of finance lease obligations	501	769
Current portion of operating lease obligations	437	504
Total current liabilities	3,427	4,210

Finance lease obligations, net of current portion	39	95
Operating lease obligations, net of current portion	74	377
Total liabilities	3,540	4,682

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 11,504,665 shares issued and outstanding at June 30, 2021 and December 31, 2020	12	12
Additional paid-in capital	211,708	211,663
Accumulated other comprehensive loss	(514)	(404)
Accumulated deficit	(199,383)	(196,158)
Total Neonode Inc. stockholders’ equity	11,823	15,113
Noncontrolling interests	(3,504)	(3,223)
Total stockholders’ equity	8,319	11,890
Total liabilities and stockholders’ equity	$11,859	$16,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
License fees	$1,358	$674	$2,653	$1,843
Sensor modules	346	66	701	164
Non-recurring engineering	16	18	31	45
Total revenues	1,720	758	3,385	2,052

Cost of revenues:
Sensor modules	212	72	482	108
Non-recurring engineering	9	51	16	59
Total cost of revenues	221	123	498	167

Total gross margin	1,499	635	2,887	1,885

Operating expenses:
Research and development	1,379	1,043	2,521	2,038
Sales and marketing	769	648	1,557	1,193
General and administrative	1,147	700	2,234	1,499

Total operating expenses	3,295	2,391	6,312	4,730
Operating loss	(1,796)	(1,756)	(3,425)	(2,845)

Other expense:
Interest expense	3	7	8	14
Total other expense	3	7	8	14

Loss before provision for income taxes	(1,799)	(1,763)	(3,433)	(2,859)

Provision for income taxes	37	3	73	19
Net loss including noncontrolling interests	(1,836)	(1,766)	(3,506)	(2,878)
Less: Net loss attributable to noncontrolling interests	179	154	281	256
Net loss attributable to Neonode Inc.	$(1,657)	$(1,612)	$(3,225)	$(2,622)

Loss per common share:
Basic and diluted loss per share	$(0.14)	$(0.18)	$(0.28)	$(0.29)
Basic and diluted – weighted average number of common shares outstanding	11,504	9,171	11,504	9,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(1,836)	$(1,766)	$(3,506)	$(2,878)

Other comprehensive income (loss):
Foreign currency translation adjustments	56	64	(110)	(23)
Comprehensive loss	(1,780)	(1,702)	(3,616)	(2,901)
Less: Comprehensive loss attributable to noncontrolling interests	179	154	281	256
Comprehensive loss attributable to Neonode Inc.	$(1,601)	$(1,548)	$(3,335)	$(2,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Preferred Stock Shares Issued1)

(Unaudited)

For the Quarter to Date periods ended June 30, 2020 through June 30, 2021

	Preferred Stock Shares Issued	Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2019	-	$-	9,171	$9	$197,543	$(639)	$(190,520)	$6,393	$(2,546)	$3,847

Foreign currency translation adjustment	-	-	-	-	-	(87)	-	(87)	-	(87)

Net loss	-	-	-	-	-	-	(1,010)	(1,010)	(102)	(1,112)

Balances, March 31, 2020	-	$-	9,171	$9	$197,543	$(726)	$(191,530)	$5,296	$(2,648)	$2,648

Foreign currency translation adjustment	-	-	-	-	-	64	-	64	-	64

Net loss	-	-	-	-	-	-	(1,612)	(1,612)	(154)	(1,766)

Balances, June 30, 2020	-	$-	9,171	$9	$197,543	$(662)	$(193,142)	$3,748	$(2,802)	$946

Issuance of shares for cash, net of offering costs	3,932	3,932	1,612	1	9,597	-	-	13,530	-	13,530

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	517	517	-	-	(1)	-	-	516	-	516

Conversion of Series C-1 and C-2 Preferred Stock to common stock	(4,449)	(4,449)	684	1	4,448	-	-	-	-	-

Preferred dividends	-	-	-	-	-	-	(33)	(33)	-	(33)

Foreign currency translation adjustment	-	-	-	-	-	(228)	-	(228)	-	(228)

Net loss	-	-	-	-	-	-	(1,638)	(1,638)	(110)	(1,748)

Balances, September 30, 2020	-	$-	11,467	$11	$211,587	$(890)	$(194,813)	$15,895	$(2,912)	$12,983

Stock-based compensation	-	-	37	1	76	-	-	77	-	77

Foreign currency translation adjustment	-	-	-	-	-	486	-	486	-	486

Net loss	-	-	-	-	-	-	(1,345)	(1,345)	(311)	(1,656)

Balances, December 31, 2020	-	$-	11,504	$12	$211,663	$(404)	$(196,158)	$15,113	$(3,223)	$11,890

Stock-based compensation	-	-	-	-	23	-	-	23	-	23

Foreign currency translation adjustment	-	-	-	-	-	(166)	-	(166)	-	(166)

Net loss	-	-	-	-	-	-	(1,568)	(1,568)	(102)	(1,670)

Balances, March 31, 2021	-	$-	11,504	$12	$211,686	$(570)	$(197,726)	$13,402	$(3,325)	$10,077

Stock-based compensation	-	-	-	-	22	-	-	22	-	22

Foreign currency translation adjustment	-	-	-	-	-	56	-	56	-	56

Net loss	-	-	-	-	-	-	(1,657)	(1,657)	(179)	(1,836)

Balances, June 30, 2021	-	$-	11,504	$12	$211,708	$(514)	$(199,383)	$11,823	$(3,504)	$8,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	Preferred Shares Issued per series can be found under the equity footnote (see Note 3).

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(3,506)	$(2,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45	-
Depreciation and amortization	376	373
Amortization of operating lease right-of-use assets	259	183
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	511	588
Projects in process	-	7
Inventory	(880)	(42)
Prepaid expenses and other current assets	481	155
Accounts payable and accrued expenses	(343)	(169)
Deferred revenues	(6)	33
Operating lease obligations	(342)	(178)
Net cash used in operating activities	(3,405)	(1,928)

Cash flows from investing activities:
Purchase of property and equipment	(67)	(7)
Net cash used in investing activities	(67)	(7)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	966
Proceeds from short-term tax credits	-	542
Principal payments on finance lease obligations	(295)	(164)
Net cash (used in) provided by financing activities	(295)	1,344

Effect of exchange rate changes on cash	(95)	7

Net decrease in cash	(3,862)	(584)
Cash at beginning of period	10,473	2,357
Cash at end of period	$6,611	$1,773

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$73	$19
Cash paid for interest	$8	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Operations

Neonode Inc., which is collectively with its subsidiaries referred to as “Neonode” or the “Company” in this report, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and remote sensing solutions for driver and in-cabin monitoring features. We market and sell our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform, and our remote sensing solutions using our MultiSensing technology platform. Neonode offers customized optical touch and gesture control solutions for many different markets and segments.

In our operations, we have historically focused on three different business areas, human machine interface (“HMI”) Solutions, HMI Products and Remote Sensing Solutions. On May 4, 2021, we announced a new strategy and organizational update targeting an increased focus on the Company’s contactless touch business and on current market opportunities in North America (“AMER”), Asia-Pacific (“APAC”), and Europe, Middle East and Africa (“EMEA”). We thereby changed from a business area organization to a regional sales organization going forward. Revenues are however primarily monitored per our revenue streams license fees, sensor modules and non-recurring engineering (“NRE”).

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.7 million and $3.2 million and $1.6 million and $2.6 million for the three and six months ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of approximately $199.4 million and $196.2 million as of June 30, 2021 and December 31, 2020, respectively. In addition, operating activities used cash of approximately $3.4 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

The condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and six months ended June 30, 2021 and 2020 include our accounts and those of our wholly owned subsidiaries as well as Pronode Technologies AB.

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

Concentration of Cash Balance Risks

Cash balances are maintained at various banks in the U.S., Japan, Taiwan and Sweden. For deposits held with financial institutions in the U.S., the U.S. Federal Deposit Insurance Corporation provides basic deposit coverage with limits up to $250,000 per owner. The Swedish government provides insurance coverage up to 1,050,000 Krona per customer and covers deposits in all types of accounts. For bank accounts of the category held by Neonode, the Japanese government provides full insurance coverage. The Central Deposit Insurance Corporation in Taiwan provides insurance coverage up to 3,000,000 Taiwan Dollar per customer. At times, deposits held with financial institutions may exceed the amount of insurance provided.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $79,000 as of June 30, 2021 and December 31, 2020, respectively.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized to projects in process as of June 30, 2021 and December 31, 2020, respectively.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.8 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively.

To protect our manufacturing partner from losses in relation to AirBar production, we agreed to secure the value of the inventory with a bank guarantee covering the production of 20,000 AirBars. Excess inventory was purchased from our manufacturing partner in 2019 and has been fully reserved.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$998	$550
Work-in-process	40	21
Finished goods	1,048	702
Ending inventory	$2,086	$1,273

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

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flows from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flows related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of June 30, 2021, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $56,000 and $(110,000) and $64,000 and $(23,000) during the three and six months ended June 30, 2021 and 2020, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $(54,000) and $28,000 during the three and six months ended June 30, 2021, respectively, compared to $(63,000) and $(14,000) during the same periods in 2020, respectively.

Concentration of Credit and Business Risks

Our customers are located in U.S., Europe and Asia.

As of June 30, 2021, four customers represented approximately 70% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2020, three customers represented approximately 62% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2021 are as follows:

●	Hewlett Packard Company – 30%

●	Seiko Epson Corporation – 17%

●	LG Electronics Inc. – 14%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2021 are as follows:

●	Hewlett Packard Company – 31%

●	Seiko Epson Corporation – 14%

●	LG Electronics Inc. – 13%

Customers who accounted for 10% or more of our net revenues during the three months ended June 30, 2020 are as follows:

●	Epson – 35%

●	Hewlett Packard Company – 27%

●	Alpine – 12%

Customers who accounted for 10% or more of our net revenues during the six months ended June 30, 2020 are as follows:

●	Alpine – 17%

●	Epson – 24%

●	Hewlett Packard Company – 33%

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

Licensing Revenues:

We earn revenue from licensing our internally developed intellectual property (“IP”) and our licensing customer base is primarily in the automotive and printer industries. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products, with terms and conditions that vary by licensee. Fees under these agreements may include license fees relating to our IP, and royalties payable to us following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

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

Explicit return rights are not offered to customers. There have been no returns through June 30, 2021.

Engineering Services Revenues:

For technology license or sensor module contracts that require modification or customization of the underlying technology to adapt that technology to the customer’s desired use, we determine whether the technology license or sensor module, and engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We generally charge an hourly rate or on a flat rate for engineering services, and we recognize revenue as the engineering services specified in the contracts are completed and accepted by our customers. Any upfront payments we receive for future non-recurring engineering services are recorded as unearned revenue until that revenue is earned.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and six months ended June 30, 2021 and 2020, no losses related to SOW projects were recorded.

Touch Sensor Modules Revenues:

We earn revenue from sales of touch sensor modules (“TSMs”) products to our OEM and Tier 1 supplier customers, who embed our hardware into their products, and, occasionally, from sales of our AirBar branded consumer products (incorporating our TSM technology) sold through distributors. These distributors are generally given business terms that do not allow them to return unsold inventory. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

The timing of revenue recognition related to sales of TSMs and AirBars depends upon how each sale is transacted - either point-of-sale or through distributors. We recognize revenue for products sold point-of-sale (online sales and other direct sales to customers) when we provide the promised product to the customer.

Because we generally use distributors to provide TSMs and AirBars to our customers, we analyze the terms of distributor agreements to determine when control passes from us to our distributors. For sales of TSMs and AirBars sold through distributors, revenues are recognized when our distributors obtain control over our products. Control passes to our distributors when we have a present right to payment for products sold to distributors, the distributors have legal title to and physical possession of products purchased from us, and the distributors have significant risks and rewards of ownership of products purchased.

Distributors participate in various cooperative marketing and other incentive programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $70,000 as of June 30, 2021 and $78,000 as of December 31, 2020. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

The following tables present disaggregated revenues by market for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$569	97%	$260	98%
Net revenues from distributors and other	15	3%	6	2%
	$584	100%	$266	100%

APAC
Net revenues from automotive	$417	42%	$117	29%
Net revenues from consumer electronics	292	30%	267	65%
Net revenues from distributors and other	277	28%	24	6%
	$986	100%	$408	100%

EMEA
Net revenues from automotive	$90	60%	$31	37%
Net revenues from medical	53	35%	50	60%
Net revenues from distributors and other	7	5%	3	3%
	$150	100%	$84	100%

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$1,160	91%	$792	92%
Net revenues from distributors and other	117	9%	65	8%
	$1,277	100%	$857	100%

APAC
Net revenues from automotive	$822	45%	$398	43%
Net revenues from consumer electronics	492	27%	495	54%
Net revenues from distributors and other	502	28%	26	3%
	$1,816	100%	$919	100%

EMEA
Net revenues from automotive	$204	70%	$160	58%
Net revenues from medical	74	25%	105	38%
Net revenues from distributors and other	14	5%	11	4%
	$292	100%	$276	100%

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

The following table presents accounts receivable and deferred revenues as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable and unbilled revenue	$1,224	$1,743
Deferred revenues	130	138

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $79,000 as of June 30, 2021 and December 31, 2020.

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

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	June 30, 2021	December 31, 2020
Balance at beginning of period	$25	$24
Provisions for warranty issued	11	1
Balance at end of period	$36	$25

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

The following table presents our deferred revenues (in thousands):

	June 30, 2021	December 31, 2020
Deferred revenues license fees	$28	$28
Deferred revenues sensor modules	70	88
Deferred revenues non-recurring engineering	32	22
	$130	$138

During the three and six months ended June 30, 2021, the Company recognized revenues of approximately $8,000 and $26,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2021 and 2020 amounted to approximately $39,000 and $58,000 and $9,000 and $16,000, respectively.

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

Noncontrolling Interests

We recognize any noncontrolling interest, also known as a minority interest, as a separate line item in equity in the consolidated financial statements. A noncontrolling interest represents the portion of equity ownership in a less-than-wholly owned subsidiary not attributable to us. Generally, any interest that represents less than 50% of the outstanding voting shares of an entity is deemed to be a noncontrolling interest; however, there are other factors, such as decision-making rights, that are considered as well. We include the amount of net income (loss) attributable to noncontrolling interests in consolidated net income (loss) on the face of the consolidated statements of operations.

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

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of June 30, 2021 and December 31, 2020. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of June 30, 2021, and December 31, 2020, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts has been computed based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2021 and 2020, respectively. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and six months ended June 30, 2021 and 2020 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Six months ended June 30,
	2021	2020
Swedish Krona	8.41	9.68
Japanese Yen	107.73	108.26
South Korean Won	1,117.81	1,205.88
Taiwan Dollar	28.02	30.01

Exchange rate for the consolidated balance sheets was as follows:

	As of
	June 30,	December 31,
	2021	2020
Swedish Krona	8.56	8.22
Japanese Yen	111.05	103.23
South Korean Won	1,130.82	1,088.29
Taiwan Dollar	27.91	28.09

Fair Value of Financial Instruments

We disclose the estimated fair values for all financial instruments for which it is practicable to estimate fair value. Financial instruments including cash, accounts receivable, accounts payable and accrued expenses are deemed to approximate fair value due to their short maturities.

New Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is scheduled to become effective for fiscal years beginning after December 15, 2023, with early adoption permitted. In the future, we will evaluate the impact that ASU 2016-13, as amended, will have on our consolidated financial statements, specifically regarding our trade receivables; however, we do not expect any significant impact from implementation of the new standard at this time.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Tax, which simplifies the accounting for income taxes. We adopted ASU 2019-12 on January 1, 2021 and the adoption of this ASU did not have a significant impact on our consolidated financial statements.

3. Stockholders’ Equity

On May 10, 2021, we entered into an At Market Issuance Sales AgreementSM (the “Sales Agreement”) with B. Riley Securities with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through B. Riley Securities, acting as sales agent, up to $25.0 million of shares of our common stock.

Pursuant to the Sale Agreement, B. Riley Securities may sell the shares by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley Securities will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions we may impose). We will pay B. Riley Securities a commission of 3.0% of the gross sales price per share sold under the Sales Agreement.

We are not obligated to sell any shares under the Sale Agreement. The offering of shares pursuant to the Sale Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley Securities, of all of the shares subject to the Sales Agreement and (ii) termination of the Sale Agreement in accordance with its terms.

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

Common Stock

At our annual meeting of stockholders held on September 29, 2020, stockholders approved a proposal to increase the number of authorized shares of our common stock to 25,000,000 shares. Accordingly, on November 5, 2020, we filed an amendment to the Neonode Inc. Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 25,000,000 shares.

On December 29, 2020, we issued 37,288 shares of our common stock to key employees pursuant to our 2020 long term incentive program (“2020 LTIP”) see Note 4.

During the three and six months ended June 30, 2021, there were no activities that affected common stock.

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

There were no transactions in our preferred stock during the three and six months ended June 30, 2021 and 2020. No shares of preferred stock were issued and outstanding as of June 30, 2021.

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

Warrants

As of June 30, 2021 and December 31, 2020, the Company had outstanding warrants to purchase 431,638 shares of common stock outstanding.

4. Stock-Based Compensation

We have adopted equity incentive plans under which we may grant stock options and restricted stock awards to employees, consultants and directors. Except for certain options granted to certain Swedish employees, all employee, consultant and director stock options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the grant date. There are no vesting provisions tied to performance conditions for any options, as vesting for all outstanding option grants was based solely on continued service as an employee, consultant or director. All of our outstanding stock options and restricted stock awards are classified as equity instruments.

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

As of June 30, 2021, we had three equity incentive plans:

●	The 2006 Plan;

●	The 2015 Plan; and

●	The 2020 Plan.

In 2020 we established the Neonode Inc. 2020 Long Term Incentive Plan (the “2020 LTIP”) to provide eligible persons with the opportunity to acquire an equity interest, or otherwise increase their equity interest, in the Company as an incentive for them to remain in the service of the Company. Under the 2020 LTIP, eligible employees of Neonode may waive between 50% to 67% of any future unearned bonuses that may be awarded to them under the Company’s annual bonus arrangement in exchange for the grant of shares of the Company’s common stock under the Company’s 2020 Plan.

On December 29, 2020, we issued 37,288 shares of common stock to key employees pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with Neonode is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The shares issued on December 29, 2020 represent two-thirds of the total shares available for issuance under the 2020 LTIP and the last one-third is planned to be issued at the end of December 2021. Neonode has reported and paid Swedish social charges of $75,000 for the issued shares but only 30% of the stock-based compensation (totaling $77,000) was included in the consolidated statement of operations for the year ended December 31, 2020, with the remainder to be recognized ratably over the two-year lock-up period. For the three and six months ended June 30, 2021, $22,000 and $45,000, respectively, of stock-based compensation was included in our condensed consolidated statement of operations. Unrecognized compensation expense related to the 2020 LTIP as of June 30, 2021 was $132,000, which will be recognized over two years from issuance of the shares of common stock.

A summary of the combined activity under all of the stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2021	10,500	$29.61
Expired	(1,000)	61.10
Outstanding at June 30, 2021	9,500	$26.19

The aggregate intrinsic value of the 9,500 stock options that are outstanding, vested and expected to vest as of June 30, 2021 was $0.

For the three and six months ended June 30, 2021 and 2020, we recorded no compensation expense related to the vesting of stock options. The fair value of the stock-based compensation was calculated using the Black-Scholes option pricing model as of the date of grant of the stock option.

During the three and six months ended June 30, 2021, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006 and 2015 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Litigation

On September 2, 2020, a putative stockholder of Neonode filed a purported class action lawsuit (Case No. 1:20-cv-01174-UNA) in the United States District Court for the District of Delaware against Neonode, the Board of Directors of Neonode, and the Chief Executive Officer of Neonode for alleged violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with disclosure of information concerning Proposal 5 and Proposal 6 in the proxy statement filed with the SEC by Neonode on August 20, 2020 for the 2020 Annual Meeting of Stockholders of Neonode (the “Proxy Statement”). These proposals for shareholder approval related to the Private Placement by Neonode on August 5, 2020 in which two directors and the chief executive officer of Neonode participated. The relief sought by the plaintiff included a preliminary injunction to enjoin the stockholder votes on Proposal 5 and Proposal 6. On October 20, 2020, the plaintiff voluntarily dismissed the lawsuit in the United States District Court. However, on February 11, 2021, the plaintiff’s counsel informed Neonode that they would file a fee petition as a result of Neonode filing the definitive additional materials to the Proxy Statement on September 18, 2020. Neonode intends to vigorously defend against any attempt by the plaintiff’s counsel to obtain any fee award.

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of June 30, 2021 and December 31, 2020.

One of our manufacturing partners has previously purchased material for the final assembly of AirBars. To protect the manufacturer from losses in relation to AirBar production, we agreed to secure the value of the inventory in a bank guarantee. At June 30, 2021, the guaranteed amount is $100,000 and represents the value of the remaining material in inventory at June 30, 2021.

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable that we will have to purchase the inventory. As of August 11, 2021, management’s judgment is that we will sell the remaining AirBars and purchase the components and the assembly service from the manufacturing partner. No liability has therefore been recorded for the period ended June 30, 2021.

Patent Assignment

On May 6, 2019, the Company assigned a portfolio of patents to Aequitas Technologies LLC. The assignment provides the Company the right to share potential proceeds generated from a licensing and monetization program.

On June 8, 2020, Neonode Smartphone LLC, a subsidiary of Aequitas Technologies LLC, filed complaints against Apple and Samsung in the Western District of Texas for infringing two patents. These litigation matters are still ongoing.

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first two million ASICs sold. As of June 30, 2021, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and sensor module business. All of our sales for the three and six months ended June 30, 2021 and 2020, respectively, were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and six months ended June 30, 2021 and 2020, respectively, (dollars in thousands):

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
Japan	$604	35%	$360	48%
United States	582	34%	265	35%
South Korea	236	14%	26	3%
China	148	9%	15	2%
Germany	89	5%	24	3%
Switzerland	53	3%	52	7%
Taiwan	-	-%	9	1%
Other	8	-%	7	1%
	$1,720	100%	$758	100%

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
United States	$1,275	38%	$854	42%
Japan	1,009	30%	834	41%
South Korea	520	16%	27	2%
China	282	8%	49	2%
Germany	198	6%	144	7%
Switzerland	74	2%	107	5%
Sweden	16	-%	15	-%
Other	11	-%	22	1%
	$3,385	100%	$2,052	100%

The following table presents our total assets by geographic region as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
U.S.	$7,047	$7,253
Sweden	4,759	9,210
Asia	53	109
Total	$11,859	$16,572

7. Leases

We have operating leases for our corporate offices and our manufacturing facility, and finance leases for equipment. Our leases have remaining lease terms of three to eighteen months. One of our primary operating leases includes options to extend the lease for one to three years and the other primary lease includes an option to annually extend; those operating leases also include options to terminate the leases within one year. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

Our operating leases represent building leases for our Stockholm corporate offices and our Kungsbacka manufacturing facility. Our Stockholm corporate office lease has a remaining lease term of 17 months and both of our leases are automatically renewed at a cost increase of 2% on an annual basis, unless we provide written notice nine months prior to the respective expiration dates.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease cost (1)	$179	$355

Finance lease cost:
Amortization of leased assets	$147	$316
Interest on lease liabilities	4	8
Total finance lease cost	$151	$324

(1)	Includes short term lease costs of $38,000 and $76,000 for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost (1)	$123	$242

Finance lease cost:
Amortization of leased assets	$152	$303
Interest on lease liabilities	5	12
Total finance lease cost	$157	$315

(1)	Includes short term lease costs of $27,000 and $51,000 for the three and six months ended June 30, 2020, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(132)	$(342)
Operating cash flows from finance leases	(4)	(8)
Financing cash flows from finance leases	(147)	(295)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

	Three months ended June 30,	Six months ended June 30,
	2020	2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(92)	$(183)
Operating cash flows from finance leases	(5)	(12)
Financing cash flows from finance leases	(32)	(164)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$628	$919

Current portion of operating lease obligations	$437	$504
Operating lease liabilities, net of current portion	74	377
Total operating lease liabilities	$511	$881

Finance leases
Property and equipment, at cost	$3,656	$3,806
Accumulated depreciation	(3,139)	(2,941)
Property and equipment, net	$517	$865

Current portion of finance lease obligations	$501	$769
Finance lease liabilities, net of current portion	39	95
Total finance lease liabilities	$540	$864

	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	1.4 years	1.6 years
Finance leases	0.7 years	0.8 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitments as of June 30, 2021 is as follows (in thousands):

Years ending December 31,	Total
2021 (remaining months)	$230
2022	297
527
Less imputed interest	(16)
Total lease liabilities	$511
Less current portion	(437)
$74

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of June 30, 2021 (in thousands):

Year ending December 31,	Total
2021 (remaining months)	$354
2022	169
2023	22
Total minimum payments required:	545
Less amount representing interest:	(5)
Present value of net minimum lease payments:	540
Less current portion	(501)
$39

8. Net Loss per Share

Basic net loss per common share for the three and six months ended June 30, 2021 and 2020 was computed by dividing the net loss attributable to Neonode Inc. for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode Inc. by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three and six months ended June 30, 2021 and 2020, respectively.

(in thousands, except per share amounts)	Three months ended June 30,
	2021	2020
BASIC AND DILUTED
Weighted average number of common shares outstanding	11,504	9,171
Net loss attributable to Neonode Inc.	$(1,657)	$(1,612)

Net loss per share - basic and diluted	$(0.14)	$(0.18)

(in thousands, except per share amounts)	Six months ended June 30,
	2021	2020
BASIC AND DILUTED
Weighted average number of common shares outstanding	11,504	9,171
Net loss attributable to Neonode Inc.	$(3,225)	$(2,622)

Net loss per share - basic and diluted	$(0.28)	$(0.29)

9. Subsequent Events

On July 2, and 6, 2021, we sold 6,028 and 9,808 shares, respectively, of our common stock under the ATM Facility with aggregate net proceeds to us of $100,000.

No other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as discussed elsewhere in the accompanying notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some forward-looking statements by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “goal,” “plan,” and similar expressions. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to risks relating to the impact of the COVID-19 pandemic (including the emergence of COVID-19 variants), our history of losses since inception, our dependence on a limited number of customers, our reliance on our customers’ ability to develop and sell products that incorporate our touch technology, the length of a product development and release cycle, our and our customers’ reliance on component suppliers, the difficulty in verifying royalty amounts owed to us, our limited experience manufacturing hardware devices, our ability to remain competitive in response to new technologies, our dependence on key members of our management and development team, the costs to defend, as well as risks of losing, patents and intellectual property rights and our ability to obtain adequate capital to fund future operations. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our publicly available filings with the Securities and Exchange Commission. Forward-looking statements reflect our analysis only as of the date of this Quarterly Report on Form 10-Q. Because actual events or results may differ materially from those discussed in or implied by forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. We do not undertake responsibility to update or revise any of these factors or to announce publicly any revision to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Our company provides advanced optical sensing solutions for contactless touch, touch, gesture sensing, and remote sensing solutions for driver and in-cabin monitoring features. We market and sell our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform, and our remote sensing solutions using our MultiSensing technology platform. Neonode offers customized optical touch and gesture control solutions for many different markets and segments and mainly operates in the business-to-business (“B2B”) markets.

License Sales

We license our technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our Human Machine Interface (“HMI”) technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 82 million devices that use our patented technology.

As of June 30, 2021, we had thirty-five valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer industries. Thirteen of our licensing customers are currently shipping products that embed our technology. We anticipate current and new customers will initiate product shipments throughout 2021 and in future years as they complete final product development and release cycles. Customer product development and release cycles typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

Product Sales

In addition to our technical solutions business, we design and manufacture sensor modules that incorporate our patented technology. We sell our embedded sensors components to OEMs, ODMs and Tier 1 suppliers for HMI use in their products.

We utilize a robotic manufacturing process designed specifically for our components. Industry specific sensor modules with a common technology platform provides hardware touch, gesture and object sensing solutions that, paired with our technology licensing platform, gives us a full range of options to enter and compete in key markets.

In October 2017, we began selling embedded sensor modules to business customers in the industrial and consumer electronics markets. Over time, we expect a significant portion of our revenues will be derived from product sales.

Our offerings include a consumer product, AirBar. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers and other devices. AirBar is powered by our sensor modules. We have no current plans to develop new Neonode branded products for the consumer markets.

Non-recurring Engineering Services Sales

We also offer engineering consulting services to our licensing and sensor module customers on a flat rate or hourly rate basis.

Typically, our licensing customers require engineering support during the development and initial manufacturing phase for their products using our technology, while our sensor module customers require hardware or software modifications of our standard products or support during the development and initial manufacturing phase for their products using our technology.

Remote Sensing Solutions

We also address the demand for cost-effective driver and cabin monitoring systems. We have developed a software platform for driver and cabin monitoring that is flexible, scalable and hardware-agnostic, and uses computationally efficient machine-learning algorithms. Within this area, we expect to derive revenues through technology licensing and engineering consulting services.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Our near term growth and overall business has been and is continuing to be adversely impacted by COVID-19 and we expect it will continue to be impacted by COVID-19 and the emergence of new COVID-19 variants and their impact on the global economy. Although we have noted additional demand in our contactless touch products and some increases in sales of licensed products, COVID-19 has negatively impacted some of our customers’ businesses and their sales volumes, which, in turn, has impacted our business. We are experiencing challenges in obtaining deliveries of components needed to manufacture our sensor modules and we may have difficulties delivering our products to our customers in time and at a reasonable cost. Our operations were impacted as we paused business-related travel and our employees to a high extent still work remotely. The extent of the COVID-19 pandemic’s impact on our operational and financial performance going forward will depend on future developments, including the duration, spread and intensity of the pandemic (including the emergence of new COVID-19 variants), all of which are uncertain and difficult to predict at this time. To mitigate the financial effects of the COVID-19 pandemic, we have undertaken cost-reduction measures. In particular, we implemented a Swedish government-backed program of short-term layoffs that resulted in the reduction of staff working hours by 20% between mid-April to mid-August last year. We are continuing to monitor the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating the COVID-19 pandemic’s impact on our business, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended June 30,		2021 vs 2020
	2021	2020	Variance in Dollars	Variance in Percent
Revenue:
License fees	$1,358	$674	$684	101.5%
Percentage of revenue	79.0%	88.9%
Sensor modules	346	66	280	424.2%
Percentage of revenue	20.1%	8.7%
Non-recurring engineering	$16	$18	$(2)	(11.1)%
Percentage of revenue	0.9%	2.4%
Total Revenue	$1,720	$758	$962	126.9%

Cost of Sales:
Sensor modules	$212	$72	$140	194.4%
Percentage of revenue	12.3%	9.5%
Non-recurring engineering	$9	$51	$(42)	(82.4)%
Percentage of revenue	0.5%	6.7%
Total Cost of Sales	$221	$123	$98	79.7%

Total Gross Margin	$1,499	$635	$864	136.1%

Operating Expense:
Research and development	$1,379	$1,043	$336	32.2%
Percentage of revenue	80.2%	137.6%
Sales and marketing	769	648	121	18.7%
Percentage of revenue	44.7%	85.5%
General and administrative	1,147	700	447	63.9%
Percentage of revenue	66.7%	92.3%
Total Operating Expenses	$3,295	$2,391	$904	37.8%
Percentage of revenue	191.6%	315.4%

Operating Loss	$(1,796)	$(1,756)	$(40)	2.3%
Percentage of revenue	(104.4)%	(231.7)%
Interest expense	3	7	(4)	(57.1)%
Percentage of revenue	0.2%	0.9%
Provision for income taxes	37	3	34	1,133.3%
Percentage of revenue	2.2%	0.4%
Less: net loss attributable to noncontrolling interests	$179	$154	$25	16.2%
Percentage of revenue	10.4%	20.3%
Net loss attributable to Neonode Inc.	$(1,657)	$(1,612)	$(45)	2.8%
Percentage of revenue	(96.3)%	(212.7)%
Net loss per share attributable to Neonode Inc.	$(0.14)	$(0.18)	$0.04	(22.2)%
Percentage of revenue	0.0%	0.0%

	Six months ended June 30,		2021 vs 2020
	2021	2020	Variance in Dollars	Variance in Percent
Revenue:
License fees	$2,653	$1,843	$810	44.0%
Percentage of revenue	78.4%	89.8%
Sensor modules	701	164	537	327.4%
Percentage of revenue	20.7%	8.0%
Non-recurring engineering	$31	$45	$(14)	(31.1)%
Percentage of revenue	0.9%	2.2%
Total Revenue	$3,385	$2,052	$1,333	65.0%

Cost of Sales:
Sensor modules	$482	$108	$374	346.3%
Percentage of revenue	14.2%	5.3%
Non-recurring engineering	$16	$59	$(43)	(72.9)%
Percentage of revenue	0.5%	2.9%
Total Cost of Sales	$498	$167	$331	198.2%

Total Gross Margin	$2,887	$1,885	$1,002	53.2%

Operating Expense:
Research and development	$2,521	$2,038	$483	23.7%
Percentage of revenue	74.5%	99.3%
Sales and marketing	1,557	1,193	364	30.5%
Percentage of revenue	46.0%	58.1%
General and administrative	2,234	1,499	735	49.0%
Percentage of revenue	66.0%	73.1%
Total Operating Expenses	$6,312	$4,730	$1,582	33.4%
Percentage of revenue	186.5%	230.5%

Operating Loss	$(3,425)	$(2,845)	$(580)	20.4%
Percentage of revenue	(101.2)%	(138.6)%
Interest expense	8	14	(6)	(42.9)%
Percentage of revenue	0.2%	0.7%
Provision for income taxes	73	19	54	284.2%
Percentage of revenue	2.2%	0.9%
Less: net loss attributable to noncontrolling interests	$281	$256	$25	9.8%
Percentage of revenue	8.3%	12.5%
Net Loss attributable to Neonode Inc.	$(3,225)	$(2,622)	$(603)	23.0%
Percentage of revenue	(95.3)%	(127,8)%
Net Loss per share attributable to Neonode Inc.	$(0.28)	$(0.29)	$0.01	(3.4)%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three and six months ended June 30, 2021 and 2020 were to customers located in the U.S., Europe and Asia.

The increase of 127% and 65% in total net revenues for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was related to higher license fees and higher sensor modules sales, partly offset by a decrease in non-recurring engineering revenues.

License Fees Revenues

The increase in license fees revenues for the three and six months ended June 30, 2021 compared to the same periods in 2020 is mostly pandemic-related and within our legacy business. Licensing revenues in 2020 were depressed by the general economic slow-down associated with the pandemic. For 2021, revenues are still rebounding. We have seen an increase in license fees revenues in the second quarter of 2021 compared to the first.

Touch Sensor Modules Revenues

The interest for contactless touch is the main driver for the increase in revenues from sale of our TSMs. We have seen Asia as the first adopter for our contactless touch technology. As expected, most of our sales are related to retrofit solutions due to long product development cycles.

Non-recurring Engineering Revenues

Most of our non-recurring revenues are related to both hardware and software related customization of our TSMs and decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020.

There were no revenues related to Remote Sensing Solutions for the three and six months ended June 30, 2021.

The following tables presents the net revenues by geographical area and revenue stream for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
License fees	$569	97%	$260	98%
Sensor modules	15	3%	6	2%
	$584	100%	$266	100%

APAC
License fees	$706	71%	$388	95%
Sensor modules	264	27%	16	4%
Non-recurring engineering	16	2%	4	1%
	$986	100%	$408	100%

EMEA
License fees	$83	55%	$26	31%
Sensor modules	67	45%	44	52%
Non-recurring engineering	-	-%	14	17%
	$150	100%	$84	100%

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
License fees	$1,160	91%	$802	94%
Sensor modules	117	9%	47	5%
Non-recurring engineering	-	-%	8	1%
	$1,277	100%	$857	100%

APAC
License fees	$1,304	72%	$894	97%
Sensor modules	481	26%	16	2%
Non-recurring engineering	31	2%	9	1%
	$1,816	100%	$919	100%

EMEA
License fees	$189	65%	$147	53%
Sensor modules	103	35%	101	37%
Non-recurring engineering	-	-%	28	10%
	$292	100%	$276	100%

Gross Margin

Our combined total gross margin was 87% and 85% for the three and six months ended June 30, 2021 and 84% and 92% for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, gross margin related to sensor module sales was 39% and 31% compared to (9)% and 34% for the same periods in 2020. The reason for the decrease in the six months ended June 30, 2021 compared to the same period 2020 is low-margin AirBar sales during the first three months of 2021.

Our cost of revenues includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for sensor modules includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of sensor modules.

Research and Development

Research and development (“R&D”) expenses for the three and six months ended June 30, 2021 were $1.4 million and $2.5 million, respectively. For the same periods in 2020, the R&D expenses were $1.0 million and $2.0 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

The increases were primarily related to higher staff expenses for the three and six months ended June 30, 2021, which can be explained by the reduced working hours associated with the governmental pandemic related support program in Sweden during 2020.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2021 were $0.8 million and $1.6 million, respectively. The sales and marketing costs for the same periods in 2020 were $0.6 million and $1.2 million, respectively. Again, the increases for the three and six months ended June 30, 2021 were primarily due to higher staff expenses and the Swedish governmental support program during 2020

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our touch sensor modules into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three and six months ended June 30, 2021 were $1.1 million and $2.2 million, respectively. The G&A expenses for the three and six months ended June 30, 2020 were $0.7 million and $1.5 million, respectively. The increase was primarily due to higher costs related to staff and in-house consultants in combination with high professional fees for the three and six months ended June 30, 2021.

Income Taxes

Our effective tax rate was (2)% and (2)% for the three and six months ended June 30, 2021, respectively, and 0% and (1)% for the three and six months ended June 30, 2020, respectively. The negative tax rate in the three and six months ended June 30, 2021 and June 30, 2020 is due to withholding taxes from sales. We recorded valuation allowances for the three and six-month periods ended June 30, 2021 and June 30, 2020 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode Inc. of $1.7 million and $3.2 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $2.6 million for the same periods in 2020 respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of June 30, 2021, we had made no payments to TI under the NN1002 Agreement.

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

On September 1, 2019 we entered into a lease of office space located at NishiShinjuku Takagi Building, 1203 NishiShinjuku, Shinjukuku, Tokyo, Japan. The lease is valid through August 31, 2021 and will not be renewed thereafter since we have decided to only have a virtual office in Japan.

For the three and months ended June 30, 2021, we recorded approximately $171,000 and $344,000 for rent expense. For the three and six months ended June 30, 2020, we recorded approximately $142,000 and $281,000 for rent expense.

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

As of June 30, 2021, we had cash of $6.6 million compared to $10.5 million as of December 31, 2020.

Working capital (current assets less current liabilities) was $7.1 million as of June 30, 2021, compared to $10.4 million as of December 31, 2020.

Net cash used in operating activities for the six months ended June 30, 2021 was $3.4 million and was primarily the result of a net loss of $3.5 million and approximately $0.7 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets, partly offset by changes in operating assets and liabilities of $(0.6) million.

Net cash used in operating activities for the six months ended June 30, 2020 was $1.9 million and was primarily the result of a net loss of $2.9 million and approximately $0.4 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets.

Accounts receivable and unbilled revenues decreased by approximately $0.5 million as of June 30, 2021 compared to December 31, 2020. This was due to estimated lower revenues.

Inventory increased by approximately $880,000 during the six months ended June 30, 2021 compared to December 31, 2020, primarily due to purchase of components to secure production in line with estimated product sales.

Deferred revenues decreased by approximately $6,000 during the six months ended June 30, 2021 compared to December 31, 2020.

During the six months ended June 30, 2021, we purchased approximately $67,000 of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $0.3 million during the six months ended June 30, 2021 was the result of principal payments on finance leases.

Net cash provided by financing activities of $1.3 million during the six months ended June 30, 2020 was the result of short-term borrowings of $966,000 and short-term tax credits of $542,000, offset by principal payments on finance leases of $164,000.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.7 million and $3.2 million and $1.6 million and $2.6 million for the three and six months ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of approximately $199.4 million and $196.2 million as of June 30, 2021 and December 31, 2020, respectively. In addition, operating activities used cash of approximately $3.4 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

At-the-Market Offering Program

On May 10, 2021, we entered into an At Market Issuance Sales AgreementSM (the “Sales Agreement”) with B. Riley Securities with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through B. Riley Securities, acting as sales agent, up to $25 million of shares of our common stock.

Pursuant to the Sale Agreement, B. Riley Securities may sell the shares by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. B. Riley Securities will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions we may impose). We will pay B. Riley Securities a commission of 3.0% of the gross sales price per share sold under the Sales Agreement.

We are not obligated to sell any shares under the Sale Agreement. The offering of shares pursuant to the Sale Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley Securities, of all of the shares subject to the Sales Agreement and (ii) termination of the Sale Agreement in accordance with its terms.

On July 2 and 6, 2021 we sold 6,028 and 9,808 shares, respectively, under the ATM Facility with aggregate net proceeds to us of $100,000.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in one legal proceeding as described in Note 5 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements. From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including, but not limited to, employee, customer and vendor disputes.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018)
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q filed August 14, 2019)
3.1.3	Certificate of Third Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.3 of the registrant’s quarterly report on Form 10-Q filed November 10, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
10.1	At Market Issuance Sales Agreement, dated May 7, 2021, by and between Neonode Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 of the registrant’s registration statement on Form S-3 (File No. 333-255964) filed on May 10, 2021)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: August 11, 2021	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
Vice President, Finance,
Treasurer and Secretary
(Principal Financial and Accounting Officer)