Form 10-Q
period 2021-09-30
Neonode Inc.
filed 2021-11-10
CIK 87050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2021 was 13,561,217.

NEONODE INC.

Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended September 30, 2021

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Audited)	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	2

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	3

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the quarter to date periods ended September 30, 2020 through September 30, 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4	Controls and Procedures	36

PART II OTHER INFORMATION		37

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 5	Other Information	37

Item 6	Exhibits	37

SIGNATURES		38

EXHIBITS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEONODE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,496	$10,473
Accounts receivable and unbilled revenue, net	763	1,743
Inventory	2,402	1,273
Prepaid expenses and other current assets	586	1,161
Total current assets	9,247	14,650

Property and equipment, net	492	1,003
Operating lease right-of-use assets	488	919
Total assets	$10,227	$16,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$635	$1,084
Accrued payroll and employee benefits	1,009	1,170
Accrued expenses	637	545
Deferred revenues	134	138
Current portion of finance lease obligations	369	769
Current portion of operating lease obligations	314	504
Total current liabilities	3,098	4,210

Finance lease obligations, net of current portion	28	95
Operating lease obligations, net of current portion	36	377
Total liabilities	3,162	4,682

Commitments and contingencies

Stockholders’ equity:
Common stock, 25,000,000 shares authorized, with par value of $0.001; 11,611,048 and 11,504,665 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	12	12
Additional paid-in capital	212,347	211,663
Accumulated other comprehensive loss	(551)	(404)
Accumulated deficit	(201,104)	(196,158)
Total Neonode Inc. stockholders’ equity	10,704	15,113
Noncontrolling interests	(3,639)	(3,223)
Total stockholders’ equity	7,065	11,890
Total liabilities and stockholders’ equity	$10,227	$16,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
License fees	$821	$1,207	$3,474	$3,050
Products	136	284	837	450
Non-recurring engineering	5	4	36	47
Total revenues	962	1,495	4,347	3,547

Cost of revenues:
Products	98	198	580	306
Non-recurring engineering	1	3	17	62
Total cost of revenues	99	201	597	368

Total gross margin	863	1,294	3,750	3,179

Operating expenses:
Research and development	1,015	901	3,536	2,939
Sales and marketing	640	604	2,197	1,797
General and administrative	1,030	1,535	3,264	3,034

Total operating expenses	2,685	3,040	8,997	7,770
Operating loss	(1,822)	(1,746)	(5,247)	(4,591)

Other expense:
Interest expense	3	11	11	25
Total other expense	3	11	11	25

Loss before provision (benefit) for income taxes	(1,825)	(1,757)	(5,258)	(4,616)

Provision (benefit) for income taxes	31	(9)	104	10
Net loss including noncontrolling interests	(1,856)	(1,748)	(5,362)	(4,626)
Less: Net loss attributable to noncontrolling interests	135	110	416	366
Net loss attributable to Neonode Inc.	$(1,721)	$(1,638)	$(4,946)	$(4,260)
Preferred dividends	-	(33)	-	(33)
Net loss attributable to common shareholders of Neonode Inc.	(1,721)	(1,671)	(4,946)	(4,293)

Loss per common share:
Basic and diluted loss per share	$(0.15)	$(0.16)	$(0.43)	$(0.45)
Basic and diluted – weighted average number of common shares outstanding	11,542	10,128	11,517	9,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(1,856)	$(1,748)	$(5,362)	$(4,626)

Other comprehensive income (loss):
Foreign currency translation adjustments	(37)	(228)	(147)	(251)
Comprehensive loss	(1,893)	(1,976)	(5,509)	(4,877)
Less: Comprehensive loss attributable to noncontrolling interests	135	110	416	366
Comprehensive loss attributable to Neonode Inc.	$(1,758)	$(1,866)	$(5,093)	$(4,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for Preferred Stock Shares Issued1)

(Unaudited)

For the Quarter to Date periods ended September 30, 2020 through September 30, 2021

	Preferred Stock Shares Issued	Preferred Stock Amount	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Neonode Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balances, December 31, 2019	-	$-	9,171	$9	$197,543	$(639)	$(190,520)	$6,393	$(2,546)	$3,847

Foreign currency translation adjustment	-	-	-	-	-	(87)	-	(87)	-	(87)

Net loss	-	-	-	-	-	-	(1,010)	(1,010)	(102)	(1,112)

Balances, March 31, 2020	-	$-	9,171	$9	$197,543	$(726)	$(191,530)	$5,296	$(2,648)	$2,648

Foreign currency translation adjustment	-	-	-	-	-	64	-	64	-	64

Net loss	-	-	-	-	-	-	(1,612)	(1,612)	(154)	(1,766)

Balances, June 30, 2020	-	$-	9,171	$9	$197,543	$(662)	$(193,142)	$3,748	$(2,802)	$946

Issuance of shares for cash, net of offering costs	3,932	3,932	1,612	1	9,597	-	-	13,530	-	13,530

Series C-2 Preferred Stock issued for repayment of short-term borrowings and accrued interest	517	517	-	-	(1)	-	-	516	-	516

Conversion of Series C-1 and C-2 Preferred Stock to common stock	(4,449)	(4,449)	684	1	4,448	-	-	-	-	-

Preferred dividends	-	-	-	-	-	-	(33)	(33)	-	(33)

Foreign currency translation adjustment	-	-	-	-	-	(228)	-	(228)	-	(228)

Net loss	-	-	-	-	-	-	(1,638)	(1,638)	(110)	(1,748)

Balances, September 30, 2020	-	$-	11,467	$11	$211,587	$(890)	$(194,813)	$15,895	$(2,912)	$12,983

Stock-based compensation	-	-	37	1	76	-	-	77	-	77

Foreign currency translation adjustment	-	-	-	-	-	486	-	486	-	486

Net loss	-	-	-	-	-	-	(1,345)	(1,345)	(311)	(1,656)

Balances, December 31, 2020	-	$-	11,504	$12	$211,663	$(404)	$(196,158)	$15,113	$(3,223)	$11,890

Stock-based compensation	-	-	-	-	23	-	-	23	-	23

Foreign currency translation adjustment	-	-	-	-	-	(166)	-	(166)	-	(166)

Net loss	-	-	-	-	-	-	(1,568)	(1,568)	(102)	(1,670)

Balances, March 31, 2021	-	$-	11,504	$12	$211,686	$(570)	$(197,726)	$13,402	$(3,325)	$10,077

Stock-based compensation	-	-	-	-	22	-	-	22	-	22

Foreign currency translation adjustment	-	-	-	-	-	56	-	56	-	56

Net loss	-	-	-	-	-	-	(1,657)	(1,657)	(179)	(1,836)

Balances, June 30, 2021	-	$-	11,504	$12	$211,708	$(514)	$(199,383)	$11,823	$(3,504)	$8,319

Issuance of common stock under the ATM, net	-	-	94	-	593	-	-	593	-	593

Stock-based compensation	-	-	13	-	46	-	-	46	-	46

Foreign currency translation adjustment	-	-	-	-	-	(37)	-	(37)	-	(37)

Net loss	-	-	-	-	-	-	(1,721)	(1,721)	(135)	(1,856)

Balances, September 30, 2021	-	$-	11,611	$12	$212,347	$(551)	$(201,104)	$10,704	$(3,639)	$7,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

[1]	Preferred Shares Issued per series can be found under the equity footnote (see Note 3).

NEONODE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss (including noncontrolling interests)	$(5,362)	$(4,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	91	-
Depreciation and amortization	530	567
Amortization of operating lease right-of-use assets	386	289
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue, net	970	284
Projects in process	-	(3)
Inventory	(1,249)	(55)
Prepaid expenses and other current assets	524	(248)
Accounts payable and accrued expenses	(371)	310
Deferred revenues	(1)	73
Operating lease obligations	(492)	(298)
Net cash used in operating activities	(4,974)	(3,707)

Cash flows from investing activities:
Purchase of property and equipment	(67)	(17)
Net cash used in investing activities	(67)	(17)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock, net of offering costs	593	13,530
Proceeds from short term borrowings	-	966
Proceeds from short term tax credits	-	542
Payments on short term borrowings	-	(516)
Payments on short term tax credits	-	(557)
Principal payments on finance lease obligations	(426)	(185)
Payment of preferred dividend	-	(2)
Net cash provided by financing activities	167	13,778

Effect of exchange rate changes on cash	(103)	(199)

Net increase (decrease) in cash	(4,977)	9,855
Cash at beginning of period	10,473	2,357
Cash at end of period	$5,496	$12,212

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$104	$10
Cash paid for interest	$11	$25
Supplemental disclosure of non-cash investing and financing activities:
Short-term borrowings and accrued interest settled for Series C-2 Preferred Stock	$-	$516
Accrual of dividends	$-	$31
Right-of-use asset obtained in exchange for lease obligation	$-	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEONODE INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results for a full fiscal year or any other period.

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared by us, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally contained in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Operations

Neonode Inc., which is collectively with its subsidiaries referred to as “Neonode” or the “Company” in this report, develops advanced optical sensing solutions for contactless touch, touch, gesture sensing, and scene analysis solutions using advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We market and sell our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform, and our scene analysis solutions using our MultiSensing technology platform. We offer our solutions to customers in many different markets and segments including, but not limited to, consumer electronics, office equipment, automotive, industrial automation, medical, military and avionics.

In our operations, we have historically focused on three different business areas, human machine interface (“HMI”) Solutions, HMI Products and Remote Sensing Solutions. On May 4, 2021, we announced a new strategy and organizational update targeting an increased focus on the Company’s contactless touch business and on current market opportunities in North America (“AMER”), Asia-Pacific (“APAC”), and Europe, Middle East and Africa (“EMEA”). We thereby changed from a business area organization to a regional sales organization going forward. Revenues are however primarily monitored for each of our revenue streams consisting of license fees, product sales and non-recurring engineering fees.

Liquidity

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.7 million and $4.9 million and $1.6 million and $4.3 million for the three and nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of approximately $201.1 million and $196.2 million as of September 30, 2021 and December 31, 2020, respectively. In addition, operating activities used cash of approximately $5.0 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.

During the three and nine months ended September 30, 2021, we sold an aggregate of 93,553 shares of common stock under our at-the-market (the “ATM Facility”) with B. Riley Securities, Inc. (“B. Riley Securities”), resulting in net proceeds of approximately $593,000 to us after payment of commissions to B. Riley Securities of $18,000.

During October 2021 we sold an aggregate of 142,169 shares under the ATM Facility with aggregate net proceeds to us of $1,396,000 after payment of commissions to B. Riley Securities of $43,000.

On October 21, 2021, we entered into a placement agency agreement with Pareto Securities Inc. and Pareto Securities AB pursuant to which we sold to certain Swedish and other European investors an aggregate of 1,808,000 shares of our common stock at a price of $7.75 per share in a registered direct offering that closed on October 26, 2021 (the “Offering”). We received net proceeds of approximately $13.1 million from the Offering after deducting placement agent fees and offering expenses.

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

In the future, we may require sources of capital in addition to cash on hand to continue operations and to implement our strategy. If our operations do not become cash flow positive, we may be forced to seek equity investments or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available to us on acceptable terms, or at all, we may be unable to adequately fund our business plans, which could have a negative effect on our business, results of operations and financial condition. If funds are available through the issuance of equity or debt securities, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall, and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We expect revenues will enable us to reduce our operating losses in coming years. In addition, we intend to continue to implement various measures to improve our operational efficiencies. No assurances can be given that management will be successful in meeting its revenue targets and reducing its operating loss.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Neonode Inc. and its wholly-owned subsidiaries, as well as Pronode Technologies AB, a 51% majority owned subsidiary of Neonode Technologies AB. The remaining 49% of Pronode Technologies AB is owned by 2X Communication AB, located in Gothenburg, Sweden. Pronode Technologies AB was organized to manufacture and sell our touch sensor modules (“TSM”). All inter-company accounts and transactions have been eliminated in consolidation.

Neonode consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights.

The condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 and the condensed consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three and nine months ended September 30, 2021 and 2020 include our accounts and those of our wholly-owned subsidiaries as well as Pronode Technologies AB.

Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and judgments that affect, at the date of the financial statements, the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates and judgments.

Significant estimates and judgments include, but are not limited to: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, the standalone selling price of performance obligations, and transaction prices and assessing transfer of control; measuring variable consideration and other obligations such as product returns and refunds, and product warranties; provisions for uncollectible receivables; determining the net realizable value of inventory; recoverability of capitalized project costs and long-lived assets; for leases, determining whether a contract contains a lease, allocating consideration between lease and non-lease components, determining incremental borrowing rates, and identifying reassessment events, such as modifications; the valuation allowance related to our deferred tax assets; and the fair value of options issued as stock-based compensation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is stated at net realizable value. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Should all efforts fail to recover the related receivable, we will write off the account. We also record an allowance for all customers based on certain other factors including the length of time the receivables are past due and historical collection experience with customers. Our allowance for doubtful accounts was approximately $79,000 as of September 30, 2021 and December 31, 2020.

Projects in Process

Projects in process consist of costs incurred toward the completion of various projects for certain customers. These costs are primarily comprised of direct engineering labor costs and project-specific equipment costs. These costs are capitalized on our balance sheet as an asset and deferred until revenue for each project is recognized in accordance with our revenue recognition policy. There were no costs capitalized to projects in process as of September 30, 2021 and December 31, 2020.

Inventory

The Company’s inventory consists primarily of components that will be used in the manufacturing of our TSMs. We classify inventory for reporting purposes as raw materials, work-in-process, and finished goods.

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

Due to the low sell-through of our AirBar products, management has decided to fully reserve work-in-process for AirBar components, as well as AirBar related raw materials. Management has further decided to reserve for a portion of AirBar finished goods, depending on type of AirBar and in which location it is stored. The AirBar inventory reserve was $0.8 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.

To protect our manufacturing partner from losses in relation to AirBar production, we agreed to secure the value of the inventory with a bank guarantee covering the production of 20,000 AirBars. Excess inventory was purchased from our manufacturing partner in 2019 and has been fully reserved.

Raw materials, work-in-process, and finished goods are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$1,126	$550
Work-in-process	-	21
Finished goods	1,276	702
Ending inventory	$2,402	$1,273

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

Long-lived Asset Recoverability

We assess the recoverability of long-lived assets by estimating the future cash flows from the associated assets in accordance with relevant accounting guidance. If the estimated undiscounted future cash flows related to these assets decreases or the useful life is shorter than originally estimated, we may incur charges for impairment of these assets. As of September 30, 2021, we believe there was no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or sufficient demand for our products and services will continue, which could result in impairment of long-lived assets in the future.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our foreign subsidiaries is the applicable local currency, the Swedish Krona, the Japanese Yen, the South Korean Won and the Taiwan Dollar. The translation from Swedish Krona, Japanese Yen, South Korean Won and Taiwan Dollar to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted-average exchange rate during the period. Gains or (losses) resulting from translation are included as a separate component of accumulated other comprehensive income (loss). Foreign currency translation gains (losses) were $(37,000) and $(147,000) and $(228,000) and $(251,000) during the three and nine months ended September 30, 2021 and 2020, respectively. Gains (losses) resulting from foreign currency transactions are included in general and administrative expenses in the accompanying condensed consolidated statements of operations and were $40,000 and $68,000 during the three and nine months ended September 30, 2021, respectively, compared to $(135,000) and $(149,000) during the same periods in 2020, respectively.

Concentration of Credit and Business Risks

Our customers are located in the U.S., Europe and Asia.

As of September 30, 2021, five customers represented approximately 82% of our consolidated accounts receivable and unbilled revenues.

As of December 31, 2020, three customers represented approximately 62% of our consolidated accounts receivable and unbilled revenues.

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2021 are as follows:

●	Hewlett Packard Company: 34%

●	Seiko Epson Corporation: 25%

●	LG Electronics Inc.: 10%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2021 are as follows:

●	Hewlett Packard Company: 32%

●	Seiko Epson Corporation: 17%

●	LG Electronics Inc.: 13%

Customers who accounted for 10% or more of our net revenues during the three months ended September 30, 2020 are as follows:

●	Hewlett Packard Company – 31%

●	LG Electronics – 16%

●	Seiko Epson Corporation – 13%

●	Alpine Electronics, Inc – 12%

Customers who accounted for 10% or more of our net revenues during the nine months ended September 30, 2020 are as follows:

●	Hewlett Packard Company – 32%

●	Seiko Epson Corporation – 19%

●	Alpine Electronics, Inc – 15%

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

License fees for products and sales of AirBar and TSMs are recognized on a per-unit basis; therefore, we generally satisfy performance obligations as units are shipped to our customers. Non-recurring engineering service performance obligations are satisfied as work is performed and accepted by our customers.

We recognize revenue net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. We treat all product shipping and handling charges (regardless of when they occur) as activities to fulfill the promise to transfer goods, therefore we treat all shipping and handling charges as expenses.

Revenues from our business areas derive from three different revenue streams: license fees, product sales and non-recurring engineering fees.

Licensing Revenues:

We earn revenue from licensing our internally developed intellectual property (“IP”). Our licensing customer base is primarily in the automotive and printer segments. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components into their products, with terms and conditions that vary by licensee. Fees under these agreements may include license fees relating to our IP, and royalties payable to us following the distribution by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support.

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

Explicit return rights are not offered to customers. There have been no returns through September 30, 2021.

Product Revenues:

We earn revenue from sales of TSMs to our Original Equipment Manufacturers (“OEMs”) and Tier 1 supplier customers, who embed our hardware into their products and, occasionally, from sales of our AirBar branded consumer products (incorporating our TSM technology) sold through distributors. These distributors are generally given business terms that do not allow them to return unsold inventory. Our sales agreements generally provide customers with limited rights of return and warranty provisions.

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

Under U.S. GAAP, companies may make reasonable aggregations and approximations of returns data to accurately estimate returns. Our returns and warranty experience to date has enabled us to make reasonable returns estimates, which are supported by the fact that our product sales involve homogenous transactions. The reserve for future sales returns is recorded as a reduction of our accounts receivable and revenue and was $76,000 as of September 30, 2021 and $78,000 as of December 31, 2020. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Engineering Services Revenues:

For technology license or TSM contracts that require modification or customization of the underlying technology to adapt that technology to the customer’s desired use, we determine whether the technology licensing or TSM sales, and the engineering consulting services represent separate performance obligations. We perform our analysis on a contract-by-contract basis. If there are separate performance obligations, we determine the standalone selling price (“SSP”) of each separate performance obligation to properly recognize revenue as each performance obligation is satisfied. We provide engineering consulting services to our customers under a signed Statement of Work (“SOW”). Deliverables and payment terms are specified in each SOW. We generally charge an hourly rate or a flat rate for engineering services, and we recognize revenue as the engineering services specified in the contracts are completed and accepted by our customers. Any upfront payments we receive for future non-recurring engineering services are recorded as unearned revenue until that revenue is earned.

We believe that recognizing non-recurring engineering service revenues as progress towards completion of engineering services and when customer acceptance of those services occurs best reflects the economics of those transactions, because engineering services as tracked in our systems correspond directly with the value to our customers of our performance completed to date. Hours performed for each engineering project are tracked and reflect progress made on each project and are charged at a consistent hourly rate.

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

Estimated losses on all SOW projects are recognized in full as soon as they become evident. During the three and nine months ended September 30, 2021 and 2020, no losses related to SOW projects were recorded.

The following tables present disaggregated revenues by market for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$376	98%	$452	93%
Net revenues from distributors and other	8	2%	35	7%
	$384	100%	$487	100%

APAC
Net revenues from automotive	$164	31%	$409	50%
Net revenues from consumer electronics	246	47%	217	26%
Net revenues from distributors and other	113	22%	199	24%
	$523	100%	$825	100%

EMEA
Net revenues from automotive	$34	62%	$129	70%
Net revenues from medical	21	38%	54	30%
Net revenues from distributors and other	-	-%	-	-%
	$55	100%	$183	100%

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
Net revenues from consumer electronics	$1,534	92%	$1,243	92%
Net revenues from distributors and other	125	8%	101	8%
	$1,659	100%	$1,344	100%

APAC
Net revenues from automotive	$987	42%	$807	46%
Net revenues from consumer electronics	738	32%	712	41%
Net revenues from distributors and other	615	26%	224	13%
	$2,340	100%	$1,743	100%

EMEA
Net revenues from automotive	$239	69%	$289	63%
Net revenues from medical	95	27%	159	34%
Net revenues from distributors and other	14	4%	12	3%
	$348	100%	$460	100%

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

The following table presents accounts receivable and deferred revenues as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable and unbilled revenue	$763	$1,743
Deferred revenues	134	138

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Our allowance for doubtful accounts was approximately $79,000 as of September 30, 2021 and December 31, 2020.

Payment terms and conditions vary by the type of contract; however, payments generally occur 30-60 days after invoicing for license fees and TSMs to our resellers and distributors. Where revenue recognition timing differs from invoice timing, we have determined that our contracts do not include a significant financing component. Our intent is to provide our customers with consistent invoicing terms for the convenience of our customers, not to receive financing from our customers.

Costs to Obtain Contracts

We record the incremental costs of obtaining a contract with a customer as an asset, if we expect the benefit of those costs to cover a period greater than one year. We currently have no incremental costs that must be capitalized.

We expense as incurred costs of obtaining a contract when the amortization period of those costs would have been less than or equal to one year.

Product Warranty

The following table summarizes the activity related to the product warranty liability (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of period	$25	$24
Provisions for warranty issued	14	1
Balance at end of period	$39	$25

The Company accrues for warranty costs as part of its cost of sales of TSMs based on estimated costs. The Company’s products are generally covered by a warranty for a period of 12 months from the customer receipt of the product.

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

The following table presents our deferred revenues (in thousands):

	September 30, 2021	December 31, 2020
Deferred revenues license fees	$28	$28
Deferred revenues products	76	88
Deferred revenues non-recurring engineering	30	22
	$134	$138

During the three and nine months ended September 30, 2021, the Company recognized revenues of approximately $0 and $26,000, respectively, related to contract liabilities outstanding at the beginning of the year.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2021 and 2020 amounted to approximately $12,000 and $70,000 and $27,000 and $43,000, respectively.

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

Income taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. We estimate income taxes based on rates in effect in each of the jurisdictions in which we operate. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Valuation allowances are recorded against net deferred tax assets when, in our opinion, realization is uncertain based on the “more likely than not” criteria of the accounting guidance.

Based on the uncertainty of future pre-tax income, we fully reserved our net deferred tax assets as of September 30, 2021 and December 31, 2020. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The provision for income taxes represents the net change in deferred tax amounts, plus income taxes paid or payable for the current period.

We follow U.S. GAAP related accounting for uncertainty in income taxes, which provisions include a two-step approach to recognizing, de-recognizing and measuring uncertainty in income taxes. As a result, we did not recognize a liability for unrecognized tax benefits. As of September 30, 2021 and December 31, 2020, we had no unrecognized tax benefits.

Net Loss per Share

Net loss per share amounts have been computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2021 and 2020, respectively. Net loss per share, assuming dilution amounts from common stock equivalents, is computed based on the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period. The weighted-average number of shares of common stock and potential common stock equivalents used in computing the net loss per share for the three and nine months ended September 30, 2021 and 2020 exclude the potential common stock equivalents, as the effect would be anti-dilutive (see Note 8).

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

Cash Flow Information

Cash flows in foreign currencies have been converted to U.S. Dollars at an approximate weighted-average exchange rate for the respective reporting periods. The weighted-average exchange rate for the condensed consolidated statements of operations was as follows:

	Nine months ended September 30,
	2021	2020
Swedish Krona	8.49	9.41
Japanese Yen	108.53	107.52
South Korean Won	1,131.90	1,199.94
Taiwan Dollar	28.00	29.78

Exchange rate for the consolidated balance sheets was as follows:

	As of
	September 30,	December 31,
	2021	2020
Swedish Krona	8.77	8.22
Japanese Yen	111.44	103.23
South Korean Won	1,185.22	1,088.29
Taiwan Dollar	27.85	28.09

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

3. Stockholders’ Equity

At-the-Market Facility

On May 10, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities with respect to, under which we may, from time to time, in our sole discretion, issue and sell through B. Riley Securities, acting as sales agent, up to $25.0 million of shares of our common stock through the ATM Facility.

Pursuant to the Sale Agreement, we may sell the shares through B. Riley Securities by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley Securities will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions we may impose). We will pay B. Riley Securities a commission of 3.0% of the gross sales price per share sold under the Sales Agreement.

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

On December 29, 2020, we issued 37,288 shares of our common stock to key employees pursuant to our 2020 long-term incentive program (“2020 LTIP”) (see Note 4).

On August 12, 2021, we issued 12,830 shares of our common stock to key employees pursuant to our 2020 LTIP (see Note 4).

During the three and nine months ended September 30, 2021, we sold an aggregate of 93,553 shares of common stock under the ATM Facility, resulting in net proceeds to us of approximately $593,000 after payment of commissions to B. Riley of $18,000.

Preferred Stock

On August 6, 2020, in connection with the closing of the Private Placement, we designated (i) 365 shares of our authorized and unissued preferred stock as Series C-1 Preferred Stock by filing a Series C-1 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware and (ii) 4,084 shares of our authorized and unissued preferred stock as Series C-2 Preferred Stock by filing a Series C-2 Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware.

On September 24 and 29, 2020, respectively, the Series C-1 Preferred Stock and Series C-2 Preferred Stock (together, the “Series C Preferred Shares”) were converted into an aggregate of 684,378 shares of Neonode common stock.

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

There were no transactions in our preferred stock during the three and nine months ended September 30, 2021 and 2020. No shares of preferred stock were issued and outstanding as of September 30, 2021.

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

Warrants

As of September 30, 2021 and December 31, 2020, the Company had outstanding warrants to purchase 431,638 shares of common stock outstanding.

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

Stock Options

During the year ended December 31, 2020, our stockholders approved the Neonode Inc. 2020 Stock Incentive Plan (the “2020 Plan”), which replaced our 2015 Stock Incentive Plan (the “2015 Plan”), which in turn replaced our Neonode Inc. 2006 Equity Incentive Plan (the “2006 Plan”). Although no new awards may be made under the 2015 or 2006 Plans, these plans are still operative for awards previously granted under those plans. Under the 2020 Plan, 750,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2020 Plan are set by our compensation committee at its discretion.

In 2020 we established the 2020 LTIP to provide eligible persons with the opportunity to acquire an equity interest, or otherwise increase their equity interest, in the Company as an incentive for them to remain in the service of the Company. Under the 2020 LTIP, eligible employees of Neonode may waive between 50% to 67% of any future unearned bonuses that may be awarded to them under the Company’s annual bonus arrangement in exchange for the grant of shares of the Company’s common stock under the Company’s 2020 Plan.

On December 29, 2020, we issued 37,288 shares of common stock to key employees pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The shares issued on December 29, 2020 represent two-thirds of the total shares available for issuance to these employees under the 2020 LTIP and the last one-third is planned to be issued at the end of December 2021.

On August 12, 2021, we issued 12,830 shares of common stock to a key employee pursuant to the 2020 LTIP. The shares were immediately vested but subject to a two-year lock-up period after issuance. In the event the participant’s employment with the Company is terminated by the participant during the two-year lock-up period, the Company will repurchase the shares at a price equal to 30% of the lower of market value at issuance and the termination date. The shares issued on August 12, 2021 represent two-thirds of the total shares available for issuance under the 2020 LTIP to this employee and the last one-third is planned to be issued at the end of December 2021.

The Company has reported and paid Swedish social charges of $75,000 for the issued shares but only 30% of the stock-based compensation (totaling $77,000) was included in the consolidated statements of operations for the year ended December 31, 2020, with the remainder to be recognized ratably over the two-year lock-up period.

The Company has reported and paid Swedish social charges of $21,000 for the issued shares but only 30% and two twenty-fourth of 70% of the stock-based compensation (totaling $25,000) was included in the consolidated statements of operations for the three and nine months ended September 30, 2021, with the remainder to be recognized ratably over the remainder of the two-year lock-up period.

For the three and nine months ended September 30, 2021, $46,000 and $91,000, respectively, of stock-based compensation was included in our condensed consolidated statements of operations. Unrecognized compensation expense related to the 2020 LTIP as of September 30, 2021 was $156,000, which will be recognized over two years from issuance of the shares of common stock.

A summary of the combined activity under all of our stock option plans is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2021	10,500	$29.61
Expired	(1,000)	61.10
Outstanding at September 30, 2021	9,500	$26.19

The aggregate intrinsic value of the 9,500 stock options that are outstanding, vested and expected to vest as of September 30, 2021 was $0.

For the three and nine months ended September 30, 2021 and 2020, we recorded no compensation expense related to the vesting of stock options.

During the three and nine months ended September 30, 2021, we did not grant any options to purchase shares of our common stock to employees or members of our board of directors.

Stock options granted under the 2006, 2015 and 2020 Plans are exercisable over a maximum term of ten years from the date of grant, vest in various installments over a one to four-year period and have exercise prices reflecting the market value of the shares of common stock on the date of grant.

5. Commitments and Contingencies

Litigation

On September 2, 2020, a putative stockholder of Neonode filed a purported class action lawsuit (Case No. 1:20-cv-01174-UNA) in the United States District Court for the District of Delaware against Neonode, the Board of Directors of Neonode, and the Chief Executive Officer of Neonode for alleged violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with disclosure of information concerning Proposal 5 and Proposal 6 in the proxy statement filed with the SEC by Neonode on August 20, 2020 for the 2020 Annual Meeting of Stockholders of Neonode (the “Proxy Statement”). These proposals for shareholder approval related to the Private Placement by Neonode on August 5, 2020 in which two directors and the chief executive officer of Neonode participated. The relief sought by the plaintiff included a preliminary injunction to enjoin the stockholder votes on Proposal 5 and Proposal 6. On October 20, 2020, the plaintiff voluntarily dismissed the lawsuit in the United States District Court. However, on February 11, 2021, the plaintiff’s counsel informed Neonode that they would file a fee petition as a result of Neonode filing the definitive additional materials to the Proxy Statement on September 18, 2020. On September 9, 2021, the plaintiff’s counsel filed a complaint in the Supreme Court of the State of New York, County of Nassau, to recover plaintiff’s attorneys’ fees and expenses in the amount of $400,000 incurred in connection with the Proceeding. On November 3, 2021, the Company entered into a settlement agreement with plaintiff’s counsel, which was accrued for as of September 30, 2021. On November 4, 2021, the case was dismissed with prejudice.

Indemnities and Guarantees

Our bylaws require that we indemnify each of our executive officers and directors for certain events or occurrences arising because of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ liability insurance policy that should enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and we have no liabilities recorded for these agreements as of September 30, 2021 and December 31, 2020.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us regarding intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these indemnification provisions as of September 30, 2021 and December 31, 2020.

One of our manufacturing partners has previously purchased material for the final assembly of AirBars. To protect the manufacturer from losses in relation to AirBar production, we agreed to secure the value of the inventory in a bank guarantee. At September 30, 2021, the guaranteed amount is $100,000 and represents the value of the remaining material in inventory at September 30, 2021.

Management’s judgment is that the bank guarantee is a contingent guarantee and management will record a liability when it is probable that we will have to purchase the inventory. As of November 10, 2021, management’s judgment is that we will sell the remaining AirBars and purchase the components and the assembly service from the manufacturing partner. No liability has therefore been recorded for the period ended September 30, 2021.

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

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first two million ASICs sold. As of September 30, 2021, we had made no payments to TI under the NN1002 Agreement.

6. Segment Information

We have one reportable segment, which is comprised of the touch technology licensing and TSM business. All of our sales for the three and nine months ended September 30, 2021 and 2020, respectively, were to customers located in the U.S., Europe and Asia. The Company reports revenues from external customers based on the country where the customer is located.

The following table presents net revenues by geographic area for the three and nine months ended September 30, 2021 and 2020, respectively, (dollars in thousands):

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
United States	$385	40%	$486	33%
Japan	362	38%	395	26%
South Korea	140	15%	240	16%
China	16	2%	154	10%
Germany	34	3%	130	9%
Switzerland	21	2%	54	4%
Taiwan	4	0%	3	0%
Other	0	0%	33	2%
	$962	100%	$1,495	100%

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
United States	$1,661	38%	$1,340	38%
Japan	1,372	32%	1,229	35%
South Korea	660	15%	267	7%
China	298	7%	203	6%
Germany	233	5%	274	8%
Switzerland	95	2%	161	5%
Sweden	15	1%	10	0%
Other	13	0%	63	2%
	$4,347	100%	$3,547	100%

The following table presents our total assets by geographic region as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
U.S.	$5,246	$7,253
Sweden	4,941	9,210
Asia	40	109
Total	$10,227	$16,572

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost (1)	$174	$529

Finance lease cost:
Amortization of leased assets	$130	$446
Interest on lease liabilities	3	11
Total finance lease cost	$133	$457

(1)	Includes short-term lease costs of $41,000 and $117,000 for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost (1)	$139	$381

Finance lease cost:
Amortization of leased assets	$164	$467
Interest on lease liabilities	3	15
Total finance lease cost	$167	$482

(1)	Includes short-term lease costs of $30,000 and $81,000 for the three and nine months ended September 30, 2020, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(150)	$(492)
Operating cash flows from finance leases	(3)	(11)
Financing cash flows from finance leases	(131)	(426)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$(115)	$(298)
Operating cash flows from finance leases	(3)	(15)
Financing cash flows from finance leases	(21)	(185)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$488	$919

Current portion of operating lease obligations	$314	$504
Operating lease liabilities, net of current portion	36	377
Total operating lease liabilities	$350	$881

Finance leases
Property and equipment, at cost	$3,569	$3,806
Accumulated depreciation	(3,193)	(2,941)
Property and equipment, net	$376	$865

Current portion of finance lease obligations	$369	$769
Finance lease liabilities, net of current portion	28	95
Total finance lease liabilities	$397	$864

	September 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	1.2 years	1.6 years
Finance leases	0.4 years	0.8 years

Weighted Average Discount Rate:
Operating leases (2)	5%	5%
Finance leases	2%	2%

(2)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitments as of September 30, 2021 is as follows (in thousands):

Years ending December 31,	Total
2021 (remaining months)	$66
2022	297
363
Less imputed interest	(13)
Total lease liabilities	$350
Less current portion	(314)
$36

The following is a schedule of minimum future rentals on the non-cancellable finance leases as of September 30, 2021 (in thousands):

Year ending December 31,	Total
2021 (remaining months)	$210
2022	169
2023	22
Total minimum payments required:	401
Less amount representing interest:	(4)
Present value of net minimum lease payments:	397
Less current portion	(369)
$28

8. Net Loss per Share

Basic net loss per common share for the three and nine months ended September 30, 2021 and 2020 was computed by dividing the net loss attributable to Neonode for the relevant period by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed by dividing net loss attributable to Neonode by the weighted average number of shares of common stock and common stock equivalents outstanding.

There were no potentially dilutive common stock equivalents for the three and nine months ended September 30, 2021 and 2020, respectively.

(in thousands, except per share amounts)	Three months ended September 30,
	2021	2020
BASIC AND DILUTED
Weighted average number of common shares outstanding	11,542	10,128
Net loss attributable to Neonode Inc.	$(1,721)	$(1,671)

Net loss per share - basic and diluted	$(0.15)	$(0.16)

(in thousands, except per share amounts)	Nine months ended September 30,
	2021	2020
BASIC AND DILUTED
Weighted average number of common shares outstanding	11,517	9,492
Net loss attributable to Neonode Inc.	$(4,946)	$(4,293)

Net loss per share - basic and diluted	$(0.43)	$(0.45)

9. Subsequent Events

During October 2021, we sold an aggregate of 142,169 shares under the ATM Facility with aggregate net proceeds to us of $1,396,000 after payment of commissions to B. Riley Securities of $43,000.

On October 21, 2021, we entered into a placement agency agreement with Pareto Securities Inc. and Pareto Securities AB pursuant to which we sold to certain Swedish and other European investors an aggregate of 1,808,000 shares of our common stock at a price of $7.75 per share in a registered direct offering that closed on October 26, 2021. We received net proceeds of approximately $13.1 million from the Offering after deducting placement agent fees and offering expenses.

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

Overview

Our company provides advanced optical sensing solutions for contactless touch, touch, gesture sensing, and scene analysis solutions using advanced machine learning algorithms to detect and track persons and objects in video streams for cameras and other types of imagers. We market and sell our contactless touch, touch, and gesture sensing products and solutions using our zForce technology platform, and our scene analysis solutions using our MultiSensing technology platform. We offer our solutions to customers in many different markets and segments including, but not limited to, consumer electronics, office equipment, automotive, industrial automation, medical, military and avionics..

License Sales

We license our zForce technology to Original Equipment Manufacturers (“OEMs”) and Tier 1 suppliers who embed our technology into products they develop, manufacture and sell. Since 2010, our licensing customers have sold approximately 83 million devices that use our patented technology.

As of September 30, 2021, we had 35 valid technology license agreements with global OEMs, Original Design Manufacturers (“ODMs”) and Tier 1 suppliers.

Our licensing customer base is primarily in the automotive and printer segments. Thirteen of our licensing customers are currently shipping products that embed our technology. We anticipate current customers will continue product shipments throughout the remainder of 2021 and in future years. We also anticipate new customers will initiate product shipments of new products incorporating our zForce and MultiSensing technologies as they complete final product development and release cycles, which typically take between 6 months to 36 months. We earn our license fees on a per unit basis when our customers ship products using our technology.

Product Sales

In addition to our technical solutions business, we design and manufacture touch sensor modules (“TSMs”) that incorporate our patented technology. We sell our embedded sensors components to OEMs, ODMs and Tier 1 suppliers for use in their products.

We utilize a robotic manufacturing process designed specifically for our components. Our TSMs are commercial-off-the-shelf products based on a technology platform and provide hardware touch, gesture and object sensing solutions that, paired with our technology licensing platform, give us a full range of options to enter and compete in key markets.

In October 2017, we began selling our TSMs to customers in the industrial and consumer electronics segments. Over time, we expect a significant portion of our revenues will be derived from TSM sales.

Our product offerings also include a consumer product, AirBar. As a plug and play accessory, AirBar enables touch and gesture functionality for notebook computers and other devices. AirBar is powered by our TSM technology. We have no current plans to develop new Neonode branded products for the consumer markets.

Non-recurring Engineering Services Sales

We also offer engineering consulting services to our licensing and TSM customers on a flat rate or hourly rate basis.

Typically, our licensing customers require engineering support during the development and initial manufacturing phase for their products using our technology, while our TSM customers require hardware or software modifications of our standard products or support during the development and initial manufacturing phase for their products using our technology.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Our near-term growth and overall business has been and is continuing to be adversely impacted by COVID-19 and we expect it will continue to be impacted by COVID-19 and the emergence of new COVID-19 variants and their impact on the global economy. Although we have noted additional demand for our TSMs for use in contactless touch products and some increases in sales of licensed products, COVID-19 has negatively impacted some of our customers’ businesses and their sales volumes, which, in turn, has impacted our business. We are experiencing challenges in obtaining deliveries of components needed to manufacture our TSMs and we may have difficulties delivering our products to our customers in time and at a reasonable cost. Our operations were impacted as we paused business-related travel and our employees to a large extent still work remotely. The extent of the COVID-19 pandemic’s impact on our operational and financial performance going forward will depend on future developments, including the duration, spread and intensity of the pandemic (including the emergence of new COVID-19 variants), and the effectiveness, distribution and acceptance of COVID-19 vaccines, all of which are uncertain and difficult to predict at this time. To mitigate the financial effects of the COVID-19 pandemic, we have undertaken cost-reduction measures. In particular, we implemented a Swedish government-backed program of short-term layoffs that resulted in the reduction of staff working hours by 20% between mid-April to mid-August last year. We are continuing to monitor the impact of the COVID-19 pandemic and we may take further actions in response. There is a risk that we will not be successful in mitigating the COVID-19 pandemic’s impact on our business, and our sales may not increase in line with our expectations and our operating margins could fluctuate or decline.

Results of Operations

A summary of our financial results is as follows (in thousands, except percentages):

	Three months ended September 30,		2021 vs 2020
	2021	2020	Variance in Dollars	Variance in Percent
Revenue:
License fees	$821	$1,207	$(386)	(32.0)%
Percentage of revenue	85.3%	80.7%
Products	136	284	(148)	(52.1)%
Percentage of revenue	14.1%	19.0%
Non-recurring engineering	$5	$4	$1	25.0%
Percentage of revenue	0.5%	0.3%
Total Revenue	$962	$1,495	$(533)	(35.7)%

Cost of Sales:
Products	$98	$198	$(100)	(50.5)%
Percentage of revenue	10.2%	13.2%
Non-recurring engineering	$1	$3	$(2)	(66.7)%
Percentage of revenue	0.1%	0.2%
Total Cost of Sales	$99	$201	$(102)	(50.7)%

Total Gross Margin	$863	$1,294	$(431)	(33.3)%

Operating Expense:
Research and development	$1,015	$901	$114	12.7%
Percentage of revenue	105.5%	60.3%
Sales and marketing	640	604	36	6.0%
Percentage of revenue	66.5%	40.4%
General and administrative	1,030	1,535	(505)	(32.9)%
Percentage of revenue	107.1%	102.7%
Total Operating Expenses	$2,685	$3,040	$(355)	(11.7)%
Percentage of revenue	279.1%	203.3%

Operating Loss	$(1,822)	$(1,746)	$(76)	4.4%
Percentage of revenue	(189.4)%	(116.8)%
Interest expense	3	11	(8)	(72.7)%
Percentage of revenue	0.3%	0.7%
Provision (benefit) for income taxes	31	(9)	40	(444.4)%
Percentage of revenue	3.2%	0.6%
Less: net loss attributable to noncontrolling interests	$(135)	$110	$25	22.7%
Percentage of revenue	14%	7.4%
Preferred dividends	$-	(33)	$33	-%
Percentage of revenue	-%	2.2%
Net loss attributable to common shareholders Neonode Inc.	$(1,721)	$(1,671)	$(50)	(3.0)%
Percentage of revenue	(178.9)%	(111.8)%
Net loss per share attributable to common shareholders Neonode Inc.	$(0.15)	$(0.16)	$0.01	(6.3)%
Percentage of revenue	0.0%	0.0%

	Nine months ended September 30,		2021 vs 2020
	2021	2020	Variance in Dollars	Variance in Percent
Revenue:
License fees	$3,474	$3,050	$424	13.9%
Percentage of revenue	79.9%	86.0%
Products	837	450	387	86.0%
Percentage of revenue	19.3%	12.7%
Non-recurring engineering	$36	$47	$(11)	(23.4)%
Percentage of revenue	0.8%	1.3%
Total Revenue	$4,347	$3,547	$800	22.6%

Cost of Sales:
Products	$580	$306	$274	89.5%
Percentage of revenue	13.3%	8.6%
Non-recurring engineering	$17	$62	$(45)	(72.6)%
Percentage of revenue	0.4%	1.7%
Total Cost of Sales	$597	$368	$229	62.2%

Total Gross Margin	$3,750	$3,179	$571	18.0%

Operating Expense:
Research and development	$3,536	$2,939	$597	20.3%
Percentage of revenue	81.3%	82.9%
Sales and marketing	2,197	1,797	400	22.3%
Percentage of revenue	50.5%	50.7%
General and administrative	3,264	3,034	230	7.6%
Percentage of revenue	75.1%	85.5%
Total Operating Expenses	$8,997	$7,770	$1,227	15.8%
Percentage of revenue	207.0%	219.1%

Operating Loss	$(5,247)	$(4,591)	$(656)	14.3%
Percentage of revenue	120.7%	(129.4)%
Interest expense	11	25	(14)	(56.0)%
Percentage of revenue	0.3%	0.7%
Provision for income taxes	104	10	94	940.0%
Percentage of revenue	2.4%	0.3%
Less: net loss attributable to noncontrolling interests	$416	$366	$50	13.7%
Percentage of revenue	9.6%	10.3%
Preferred dividends	-	(33)	33	-%
Percentage of revenue	-%	(0.9)%
Net Loss attributable to Neonode Inc.	$(4,946)	$(4,293)	$(653)	15.2%
Percentage of revenue	(113.8)%	(121.0)%
Net Loss per share attributable to Neonode Inc.	$(0.43)	$(0.45)	$0.02	(4.4)%
Percentage of revenue	0.0%	0.0%

Net Revenues

All of our sales for the three and nine months ended September 30, 2021 and 2020 were to customers located in the U.S., Europe and Asia.

The decrease of (35.7)% in total net revenues for the three months ended September 30, 2021 as compared to the same period in 2020 is mainly explained by component shortage within the printer industry and automotive industry and lock-downs in key areas as a result of the pandemic. For the nine months ended September 30, 2021 as compared to the same period in 2020 we saw an increase of 22.6% in total net revenues, which was related to higher license fees and higher TSM sales, partly offset by a decrease in non-recurring engineering revenues.

License Fees Revenues

The decrease in license fees revenues for the three months ended September 30, 2021 compared to the same period in 2020 is mostly pandemic-related. The component shortage within the printer industry and automotive industry resulting from the pandemic reduced production volumes of printers and cars equipped with our technology. License fees revenues for the nine months ended September 30, 2021 were higher than those from the same period in 2020 mostly due to licensing fees revenues being depressed as a result of the general economic slow-down associated with the pandemic in the first and second quarters of 2020.

Product Revenues

The interest for contactless touch is the main driver for our TSM sales, with Asia leading the way as the first adopter of our contactless touch technology. As expected, most of our sales are related to retrofit solutions due to long product development cycles. For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 we experienced a drop in sales mostly related to new lock-downs in Asia as a result of the pandemic.

Non-recurring Engineering Revenues

Most of our non-recurring revenues are related to both hardware and software related customization of our TSMs and decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020.

There were no revenues related to Remote Sensing Solutions for the three and nine months ended September 30, 2021.

The following tables presents the net revenues by geographical area and revenue stream for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
License fees	$376	98%	$453	93%
Products	8	2%	34	7%
Non-recurring engineering	-	-%	-	-%
	$384	100%	$487	100%

APAC
License fees	$411	79%	$625	76%
Products	108	21%	194	23%
Non-recurring engineering	4	1%	6	1%
	$523	100%	$825	100%

EMEA
License fees	$34	62%	$129	70%
Products	20	36%	54	30%
Non-recurring engineering	1	2%	-	-%
	$55	100%	$183	100%

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	Percentage	Amount	Percentage
AMER
License fees	$1,534	92%	$1,257	93%
Products	125	8%	79	6%
Non-recurring engineering	-	-%	8	1%
	$1,659	100%	$1,344	100%

APAC
License fees	$1,716	73%	$1,517	87%
Products	589	25%	211	12%
Non-recurring engineering	35	1%	15	1%
	$2,340	100%	$1,743	100%

EMEA
License fees	$224	65%	$276	60%
Products	123	35%	156	34%
Non-recurring engineering	1	-%	28	6%
	$348	100%	$460	100%

Gross Margin

Our combined total gross margin was 90% and 86% for the three and nine months ended September 30, 2021, respectively, and 87% and 90% for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, gross margin related to TSM sales was 28% and 31%, respectively, compared to 30% and 31% for the same periods in 2020, respectively.

Our cost of sales includes the direct cost of production of certain customer prototypes, costs of engineering personnel, engineering consultants to complete the engineering design contracts. Cost of goods sold for TSMs includes fully burdened manufacturing costs, outsourced final assembly costs, and component costs of TSMs.

Research and Development

Research and development (“R&D”) expenses for the three and nine months ended September 30, 2021 were $1.0 million and $3.5 million, respectively. For the same periods in 2020, the R&D expenses were $0.9 million and $2.9 million, respectively. R&D expenses primarily consist of personnel-related costs in addition to external consultancy costs, such as testing, certifying and measurements, along with costs related to developing and building new product prototypes.

The increases were primarily related to higher staff expenses for the three and nine months ended September 30, 2021, which can be explained by the reduced working hours associated with the governmental pandemic related support program in Sweden during 2020.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2021 were $0.6 million and $2.2 million, respectively. The sales and marketing costs for the same periods in 2020 were $0.6 million and $1.8 million, respectively. The increases for the three and nine months ended September 30, 2021 were primarily due to higher staff expenses and the Swedish governmental support program during 2020

Our sales and marketing activities focus on OEM, ODM and Tier 1 customers who will license our technology or purchase and embed our TSMs into their products.

General and Administrative

General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2021 were $1.0 million and $3.3 million, respectively. The G&A expenses for the three and nine months ended September 30, 2020 were $1.5 million and $3.0 million, respectively. The decrease for the three months ended September 2021 is primarily due to one-time legal costs in 2020. The increase for the nine months ended September 30, 2021 was primarily due to higher costs related to staff and in-house consultants in combination with higher professional fees.

Income Taxes

Our effective tax rate was (2)% and 2% for the three and nine months ended September 30, 2021, respectively, and 1% and (0)% for the three and nine months ended September 30, 2020, respectively. The positive tax rate for the nine months ended September 30, 2021 and three months ended September 30, 2020 is due to decreased withholding taxes from sales. The negative tax rate for the three months ended September 30, 2021 and the nine months ended September 30, 2020 is due to increased withholding taxes from sales. We recorded valuation allowances for the three and nine-month periods ended September 30, 2021 and September 30, 2020 for deferred tax assets related to net operating losses due to the uncertainty of realization.

Net Loss

As a result of the factors discussed above, we recorded a net loss attributable to Neonode of $1.7 million and $4.9 million for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $4.3 million for the same periods in 2020, respectively.

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

Contractual Obligations and Commercial Commitments

Non-Recurring Engineering Development Costs

On April 25, 2013, we entered into an Analog Device Development Agreement with an effective date of December 6, 2012 (the “NN1002 Agreement”) with Texas Instruments (“TI”) pursuant to which TI agreed to integrate our intellectual property into an ASIC, which is used in our licensed technology. Under the terms of the NN1002 Agreement, we agreed to pay TI $500,000 of non-recurring engineering costs at the rate of $0.25 per ASIC for each of the first 2 million ASICs sold. As of September 30, 2021, we had made no payments to TI under the NN1002 Agreement.

Operating Leases

We did not renew our lease for the office space located at 2880 Zanker Road, San Jose, CA 95134 in August 2020 and we now operate through a virtual office in California.

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

On September 1, 2019 we entered into a lease of office space located at NishiShinjuku Takagi Building, 1203 NishiShinjuku, Shinjukuku, Tokyo, Japan. The lease was valid through August 31, 2021 and was not renewed. We now operate through a virtual office in Japan.

For the three and nine months ended September 30, 2021, we recorded approximately $157,000 and $501,000 for rent expense, respectively. For the three and nine months ended September 30, 2020, we recorded approximately $154,000 and $435,000 for rent expense, respectively.

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

As of September 30, 2021, we had cash of $5.5 million compared to $10.5 million as of December 31, 2020.

Working capital (current assets less current liabilities) was $6.1 million as of September 30, 2021, compared to $10.4 million as of December 31, 2020.

Net cash used in operating activities for the nine months ended September 30, 2021 was $5.0 million and was primarily the result of a net loss of $5.4 million and approximately $1.0 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets, partly offset by changes in operating assets and liabilities of $(0.6) million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $3.7 million and was primarily the result of a net loss of $4.6 million and approximately $0.8 million in non-cash operating expenses, comprised of depreciation and amortization and amortization of operating lease right-of-use assets.

Accounts receivable and unbilled revenues decreased by approximately $1.0 million as of September 30, 2021 compared to December 31, 2020. This was due to estimated lower revenues.

Inventory increased by approximately $1.2 million during the nine months ended September 30, 2021 compared to December 31, 2020, primarily due to purchase of components to secure production in line with estimated product sales.

Deferred revenues decreased by approximately $1,000 during the nine months ended September 30, 2021 compared to December 31, 2020.

During the nine months ended September 30, 2020 we purchased approximately $17,000 of property and equipment, primarily furniture and test equipment.

Net cash used in financing activities of $0.2 million during the nine months ended September 30, 2021 was the result of principal payments on finance leases and proceeds from issuance of preferred and common stock, net of offering.

Net cash provided by financing activities of $13.7 million during the nine months ended September 30, 2020 was the result of proceeds from short-term borrowings of $1.0 million and proceeds of issuance of preferred and common stock net of offering costs of $13.5 million, offset by principal payments on short-term borrowings and finance leases of $742,000.

We have incurred significant operating losses and negative cash flows from operations since our inception. The Company incurred net losses of approximately $1.7 million and $4.9 million and $1.6 million and $4.3 million for the three and nine months ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of approximately $201.1 million and $196.2 million as of September 30, 2021 and December 31, 2020, respectively. In addition, operating activities used cash of approximately $5.0 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and the repayment of liabilities in the ordinary course of business. Management evaluated the significance of the Company’s operating loss and determined that the Company’s current operating plan and sources of potential capital would be sufficient to alleviate concerns about the Company’s ability to continue as a going concern. In October 2021, the Company received aggregate net proceeds of approximately $1.4 million from a registered direct offering and sales under its at the market offering program, as described below.

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

Registered Direct Offering

On October 21, 2021, we entered into a placement agency agreement with Pareto Securities Inc. and Pareto Securities AB pursuant to which we sold to certain Swedish and other European investors an aggregate of 1,808,000 shares of our common stock at a price of $7.75 per share in a registered direct offering that closed on October 26, 2021 (the “Offering”). We received net proceeds of approximately $13.1 million from the Offering after deducting placement agent fees and offering expenses.

At-the-Market Offering Program

On May 10, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, in our sole discretion, issue and sell through B. Riley Securities, acting as sales agent, up to $25 million of shares of our common stock.

Pursuant to the Sale Agreement, we may sell the shares through B. Riley Securities by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. B. Riley Securities will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from us (including any price or size limits or other customary parameters or conditions we may impose). We will pay B. Riley Securities a commission of 3.0% of the gross sales price per share sold under the Sales Agreement.

We are not obligated to sell any shares under the Sale Agreement. The offering of shares pursuant to the Sale Agreement will terminate upon the earlier to occur of (i) the issuance and sale, through B. Riley Securities, of all of the shares subject to the Sales Agreement and (ii) termination of the Sale Agreement in accordance with its terms.

During the three and nine months ended September 30, 2021, we sold an aggregate of 93,553 shares of common stock under the ATM Facility, resulting in net proceeds of approximately $593,000 after payment of commissions to B. Riley Securities of $18,000.

During October 2021 we sold an aggregate of 142,169 shares under the ATM Facility with aggregate net proceeds to us of $1,396,000 after payment of commissions to B. Riley Securities of $43,000.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Description
3.1	Restated Certificate of Incorporation of Neonode Inc., dated November 7, 2018 (incorporated by reference to Exhibit 3.14 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 8, 2018)
3.1.1	Certificate of First Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.1 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.2	Certificate of Second Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.2 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on August 14, 2019)
3.1.3	Certificate of Third Amendment to the Restated Certificate of Incorporation of Neonode Inc. (incorporated by reference to Exhibit 3.1.3 of the registrant’s quarterly report on Form 10-Q (File No. 001-35526) filed on November 10, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s quarterly report (File No. 001-35526) on Form 10-Q filed on November 8, 2018 (file no. 1-35526))
10.1	Placement Agency Agreement, dated October 21, 2021 (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K (File No. 333-255964) filed on May 10, 2021)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEONODE INC.

Date: November 10, 2021	By:	/s/ Fredrik Nihlén
Fredrik Nihlén
Chief Financial Officer,
(Principal Financial and Accounting Officer)